Form 10QSB
period 1995-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1995-08-14
CIK 4187

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended June 30, 1995

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period from           to
                                     ---------    ---------

                 Commission File Number 2-31610


              INDUSTRIAL SERVICES OF AMERICA, INC.
              ------------------------------------
     (Exact Name of Registrant as specified in its Charter)

          Florida                              59-0712746
          -------                              ----------
(State or other jurisdiction of             (I.R.S. Employer
Incorporation or Organization)             Identification No.)

                 7100 Grade Lane, P.O. Box 32428
                 -------------------------------
                   Louisville, Kentucky  40232
                   ---------------------------
            (Address of principal executive offices)

                         (502) 368-1661
                         --------------
                   (Issuer's Telephone Number)

                         Not Applicable
                         --------------
      (Former name, former address and former fiscal year,
                  if changed since last report)


Check whether the Issuer (1) filed all Reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES
  X    NO
-----     ----

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the
Securities Exchange Act after the distribution of securities
under a plan confirmed by court.  YES   X    NO
                                      -----     ----

              APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,757,500

                 Part I - FINANCIAL INFORMATION


Item 1.   Financial Statements
------------------------------

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY

                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                             ASSETS
                             ------

                                            JUNE 30    JANUARY 1
                                             1995        1995
                                          -----------------------
CURRENT ASSETS
--------------
   Cash                                   $  882,296   $  354,884
   Receivables:
      Trade, net of allowance for
         doubtful accounts of $10,000      2,568,071    2,380,446
      Other                                   13,621        3,057
                                          ----------    ---------

                                           2,581,692    2,383,503

Net investment in sales-type leases           17,957       36,797
Inventories                                  176,836      161,211
Prepaid expenses                              79,402      140,868
                                          ----------   ----------

   Total current assets                    3,738,183    3,077,263

Property and equipment, net                1,533,945      941,302

Other assets                                  74,884       74,884
                                          ----------   ----------

Total assets                              $5,347,012   $4,093,449
                                          ==========   ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                           JUNE 30     JANUARY 1
                                             1995        1995
                                          -----------------------

Current liabilities
   Note payable to bank                   $  350,000   $   50,000
   Accounts payable                        3,069,885    2,504,028
   Income taxes payable                      192,190      288,385
   Current maturities of
      long-term debt                          16,629       14,141
   Other current liabilities                 146,977      137,307
                                          ----------   ----------

      Total current liabilities            3,775,681    2,993,861

Long-Term Debt                                31,924       13,152

Deferred revenue                              90,000         -0-

Deferred tax liability                        22,600       22,600

Stockholders' equity
   Common stock, $.01 par value,
      10,000,000 shares authorized;
      1,757,500, shares issued                17,575       17,575
   Additional paid-in capital                 27,000       27,000
   Retained earnings                       1,390,232    1,027,261
   Treasury stock, at cost,
      27,900 shares                           (8,000)      (8,000)
                                          ----------   ----------

      Total stockholders' equity           1,426,807    1,063,836
                                          ----------   ----------

Total liabilities and stockholders'
   equity                                 $5,347,012   $4,093,449
                                          ==========   ==========

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                           (UNAUDITED)

                                             1995         1994
                                          -----------------------

Revenue
   Net sales                              $7,882,521   $5,843,610
   Rental income                              58,062       50,054
                                          ----------   ----------

      Total revenue                        7,940,583    5,893,664

Cost and expenses
   Cost of sales                           6,367,060    5,015,353
   Direct expenses applicable
      to rental income                        22,401          -0-
   Selling, general and
      administrative expenses              1,238,913      742,758
                                          ----------   ----------

      Total cost and expenses              7,628,374    5,758,111
                                          ----------   ----------

Income (loss) from operations                312,209      135,553

Other income, net                             20,579       15,098
                                          ----------   ----------

Income before provision for
   income taxes                              332,788      150,651

Provision for income taxes                   130,000       50,000
                                          ----------   ----------

Net income                                $  202,788   $  100,651
                                          ==========   ==========

Earnings per common share                 $     0.12   $     0.06

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF OPERATIONS
             SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                           (UNAUDITED)

                                             1995         1994
                                         ------------------------

Revenue
   Net sales                             $14,278,442  $10,354,780
   Rental income                             110,633       98,302
                                         -----------  -----------

      Total revenue                       14,389,075   10,453,082

Cost and expenses
   Cost of sales                          11,518,165    8,897,924
   Direct expenses applicable
      to rental income                        45,936          -0-
   Selling, general and
      administrative expenses              2,261,779    1,437,753
                                         -----------  -----------

      Total cost and expenses             13,825,880   10,335,677
                                         -----------  -----------

Income (loss) from operations                563,195      117,405

Other income, net                             39,776       25,314
                                         -----------  -----------

Income before provision for
   income taxes                              602,971      142,719

Provision for income taxes                   240,000       50,000
                                         -----------  -----------

Net income                               $   362,971  $    92,719
                                         ===========  ===========

Earnings per common share                $      0.21  $      0.05

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY

              CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                           (UNAUDITED)

                                               1995         1994
                                           ------------------------

Operating activities
  Net Income                               $  362,971   $   92,719
  Adjustments to reconcile net to net
    cash provided by operating activities:
      Depreciation and amortization           139,851       83,314
      Increase (decrease) in cash
        resulting from changes in:
        Receivables                          (187,625)    (297,668)
        Inventories                           (15,625)        (664)
      Prepaid expenses                         61,466      (95,558)
        Accounts payable                      565,857       81,252
        Income taxes payable                   90,000          -0-
        Other current liabilities             (96,195)      50,000
                                                9,670      109,717
                                           -----------  -----------

      Net cash provided by
        operating activities                  930,370       23,112

Investing activities
  Investment in affiliate
  Purchase of investment                          -0-        3,340
  Advances to related parties                 (10,564)     (25,000)
  Payment for property and equipment         (732,494)    (207,545)
  Additions to notes receivables                  -0-      (37,138)
                                           -----------  -----------

    Net cash used in investing activities    (743,058)    (266,343)

Financing activities
  Payments on long-term debt                      -0-      (12,953)
  Proceeds from issuance of notes
    payable to bank                           300,000          -0-
  Proceeds from issuance of
    long-term debt                             21,260          -0-
  Investment in sales-type leases              18,840      (21,404)
                                           -----------  -----------

    Net cash provided by
      financing activities                    340,100      (34,357)
                                           -----------  -----------

Net (decrease) increase in cash               527,412     (277,588)

Cash at beginning of year                     354,884      747,747

Cash at end of year                        $  882,296   $  470,159
                                           ===========  ===========

Item 2.   Management's Discussion and Analysis or Plan of
---------------------------------------------------------
          Operation
          ---------

1.   Liquidity and Capital Resources
     -------------------------------

     As of June 30, 1995, the Registrant held cash and cash equivalents of $882,296.

     The Registrant derives its revenues from a variety of sources, including customer services, equipment sales, consulting fees, and from its recycling operations. The recycling operations comprised 56% and 48% of the Registrant's net income for the years ended December 31, 1993 and 1994, respectively. In the event the Registrant were to operate without revenue derived from its recycling operations, the Registrant's liquidity would be significantly decreased but would not materially impair the Registrant's ability to continue its operations and business.

2.   Results of Operations
     ---------------------

     The Registrant currently manages the recycling operations of K&R Corporation. The Registrant reports gross sales derived from its recycling operations within its computation of total revenue. The cost of purchasing recyclable materials is reported as a Cost of Sales of the Registrant. The Registrant charges K&R Corporation a management fee of 60% of net sales from the recycling operations. The remaining 40% of net sales is remitted to K&R Corporation and is reported in the Registrant's financials as a Selling Expense.

     Net income before provisions for income taxes for the six months ended June 30, 1995 was $602,970, as compared to $142,719 for the comparable period of 1994.

     Revenues for the six months ended June 30, 1995 was $14,389,075, as compared to $10,453,082 for the comparable period of 1994.

     Costs and expenses for the six months ended June 30, 1995 were $13,825,880, as compared to $10,335,677 for the comparable period of 1994.

     Income (loss) from Operations for the six months ended June
30, 1995 was $563,195, as compared to $117,405 for the comparable period of 1994.

     The increase in net income, revenue and income from operations of the Registrant was attributable to the following factors: an increase in the market value of recyclable materials; an increase in equipment sales and leasing of the Registrant; and an increase in the volume of recyclable processing operations. The increase in costs and expenses proportionately increased as revenue increased.

     The Registrant is currently expanding its operations.  The
Registrant is currently undertaking certain capital improvements and is in the process of expanding its sales and marketing staff.

     The Registrant does not believe that the impact of inflation on operations has been material. The Registrant believes that any cost increase resulting from periods of high inflation can be passed through to its customers without negative reactions.

     The Registrant currently maintains a working capital line of credit with The Mid-America Bank of Louisville and Trust Company
(the "Bank") in the amount of $500,000. Indebtedness under this credit facility earns interest at the Bank's prime rate as promulgated from time to time. As of June 30, 1995, approximately $350,000 was outstanding under this credit facility.

     The Registrant provides waste management consulting services to its customers. Prior to 1994, the Registrant's service and consulting revenue was derived principally from management fees paid by its customers. The Registrant collected funds from its customers for services rendered, retained its management fee, and remitted the remaining funds to third party vendors who performed the waste removal and maintenance services. In 1994, because of certain market dynamics, changes in the industry and changes related to the Registrant's operations, management re-evaluated the Registrant's manner of conducting business. Based on this re-evaluation, the Registrant's pricing process was modified. As a result, the majority of the Registrant's current customers pay a negotiated fee for their waste service needs, and in turn the Registrant subcontracts the necessary work to third party vendors and pays those vendors for their services. Accordingly, the 1994 and 1993 consolidated financial statements reflect accounting treatment consistent with the Registrant's current operations. These reclassifications and certain other reclassifications necessary to conform the consolidated financial statements with the 1994 presentation had no effect on net income.

              INDUSTRIAL SERVICES OF AMERICA, INC.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)
                            ---------


1.   Basis of Presentation
     ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of June 30, 1995 and the results of its operations and changes in cash flows for the periods ended June 30, 1995 and 1994. Results of operations for the period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the entire year.


2.   Additional Information
     ----------------------

Additional information, including the audited 1994 Financial Statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994 on file with the Securities and Exchange Commission.

                   Part II - OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------
          None

Item 2.   Changes in Securities
-------------------------------
          None

Item 3.   Defaults upon Senior Securities
-----------------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
          At the Annual Meeting of Stockholders of the Registrant held on June 20, 1995, the holders of the majority of the voting power of the shares of the Registrant re-elected Harry Kletter and Roberta Kletter for a one-year term on the Board of Directors. The holders of shares of Common Stock also elected Matthew L. Kletter for a one-year term on the Board of Directors. The votes were cast as follows:

Name                 Votes For   Votes Withheld   Votes Abstained
----                 ---------   --------------   ---------------
Harry Kletter        1,513,187          0                 0
Roberta Kletter      1,513,187          0                 0
Matthew Kletter      1,513,187          0                 0

     The holders of shares of Common Stock also confirmed Mather, Hamilton & Co., LLP as the Registrant's independent auditors for the fiscal year ended December 31, 1995.

Item 5.   Other Information
---------------------------
          None

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
          None

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         INDUSTRIAL SERVICES OF AMERICA, INC.



DATE: August 10, 1995    /s/ Harry Kletter
      ---------------    --------------------------------------
                         President and Principal Financial Officer