Form 10QSB
period 1995-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1995-11-14
CIK 4187

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

 [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1995

 [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period From          to
                                     --------    ---------

                 Commission File Number 2-31610

              INDUSTRIAL SERVICES OF AMERICA, INC.
              ------------------------------------
(Exact name of small business issuer as specified in its charter)

          Florida                                 59-0712746
          -------                                 ----------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification No.)

                 7100 Grade Lane, P.O. Box 32428
                 -------------------------------
                   Louisville, Kentucky  40232
                   ---------------------------
            (Address of principal executive offices)

                         (502) 368-1661
                         --------------
                   (Issuer's telephone number)

                         Not Applicable
                         --------------
      (Former name, former address, and former fiscal year,
                  if changed since last report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X      NO
   -------     ------


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange
Act after the distribution of securities under a plan confirmed
by court.  YES   X     No
              -------    -------

              APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of November 10, 1995:  1,757,500

                 Part I - FINANCIAL INFORMATION


Item 1.   Financial Statements
------------------------------

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                             ASSETS
                             ------

                                    SEPTEMBER 30     JANUARY 1
                                        1995           1995
                                    ---------------------------
CURRENT ASSETS
--------------
Cash                                $  611,616      $  354,884
Investments                            100,000             -0-
Receivables:
  Trade, net of allowance for
     doubtful accounts of
     $10,000                         3,271,679       2,380,446
  Other                                 17,127           3,057
                                    ----------      ----------

                                     3,288,806       2,383,503

Net investment in sales-
  type leases                            4,747          36,797
Inventories                            214,164         161,211
Prepaid expenses                        46,114         140,868
                                    ----------      ----------

  Total current assets               4,265,447       3,077,263

Property and equipment, net          1,841,741         941,302

Other assets                           122,346          74,884
                                    ----------      ----------

Total assets                        $6,229,534      $4,093,449
                                    ==========      ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                    SEPTEMBER 30     JANUARY 1
                                        1995           1995
                                    ---------------------------
Current liabilities
  Note payable to bank              $  350,000      $   50,000
  Accounts payable                   3,632,646       2,504,028
  Income taxes payable                 215,726         288,385
  Current maturities of
     long-term debt                      8,315          14,141
  Other current liabilities            306,801         137,307
                                    ----------      ----------

     Total current liabilities       4,513,488       2,993,861

Long-Term Debt                          35,128          13,152

Deferred revenue                        45,000             -0-

Deferred tax liability                  22,600          22,600

Stockholders' equity
  Common stock, $.01 par value,
     10,000,000 shares authorized;
     1,757,500 shares issued            17,575          17,575
  Additional paid-in capital            27,000          27,000
  Retained earnings                  1,576,743       1,027,261
  Treasury stock, at cost,
     27,900 shares                      (8,000)         (8,000)
                                    ----------      ----------

     Total stockholders' equity      1,613,318       1,063,836
                                    ----------      ----------

Total liabilities and
  stockholders' equity              $6,229,534      $4,093,449
                                    ==========      ==========

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           (UNAUDITED)


                                        1995           1994
                                    --------------------------
Revenue
  Net sales                         $8,213,186      $6,241,464
  Rental income                         65,713          50,142
                                    ----------      ----------

     Total revenue                   8,278,899       6,291,606

Cost and expenses
  Cost of sales                      6,380,229       5,394,404
  Direct expenses applicable
     to rental income                   20,901          56,291
  Selling, general and
     administrative expenses         1,517,675         729,997
                                    ----------      ----------

     Total cost and expenses         7,918,805       6,180,692
                                    ----------      ----------

Income from operations                 360,094         110,914

Other income, net                       21,416          15,627
                                    ----------      ----------

Income before provision for
  income taxes                         381,510         126,541

Provision for income taxes             195,000          63,000
                                    ----------      ----------

Net income                          $  186,510      $   63,541
                                    ==========      ==========

Earnings per common share           $     0.11      $     0.04

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           (UNAUDITED)


                                        1995           1994
                                    --------------------------
Revenue
  Net sales                         $22,491,628     $16,596,244
  Rental income                         176,346         148,444
                                    -----------     -----------

     Total revenue                   22,667,974      16,744,688

Cost and expenses
  Cost of sales                      17,898,394      14,292,328
  Direct expenses applicable
     to rental income                    66,837          56,291
  Selling, general and
     administrative expenses          3,779,454       2,167,750
                                    -----------     -----------

     Total cost and expenses         21,744,685      16,516,369
                                    -----------     -----------

Income from operations                  923,289         228,319

Other income, net                        61,192          40,941
                                    -----------     -----------

Income before provisions for
  income taxes                          984,481         269,260

Provision for income taxes              435,000         113,000
                                    -----------     -----------

Net income                          $   549,481     $   156,260
                                    ===========     ===========

Earnings per common share           $      0.31     $      0.09

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                           (UNAUDITED)


                                        1995           1994
                                    --------------------------

Operating activities
  Net Income                        $   549,481     $   156,260
  Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation and amortization      231,108         131,720
     Increase (decrease) in cash
      resulting from changes in:
       Receivables                     (905,303)       (314,800)
       Inventories                      (52,953)       (107,629)
       Prepaid expenses                  94,753         (28,277)
       Accounts payable               1,128,618         305,126
       Deferred revenue                  45,000
       Income taxes payable             (72,659)        (28,800)
       Other current liabilities        169,496          11,431
                                    -----------     -----------

  Net cash provided by
    operating activities              1,187,541         125,031

Investing Activities
  Purchase of investment               (100,000)          3,340
  Advances to related parties                           (37,502)
  Payment for property and
     equipment                       (1,131,547)       (273,267)
  Additions to notes receivable             -0-         (72,705)
                                    -----------     -----------

     Net cash used in investing
       activities                    (1,231,547)       (380,134)

Financing activities
  Payments on long-term debt             (5,826)        (17,278)
  Proceeds from issuance of
     notes payable to bank              300,000             -0-
  Proceeds from issuance of
     long-term debt                      21,976             -0-
  Investment in sales-type leases       (15,412)        (12,963)
                                    -----------     -----------

     Net cash provided by
       financing activities             300,738         (30,241)
                                    -----------     -----------

Net (decrease) increase in cash         256,732        (285,344)

Cash at beginning of period             354,884         747,747

Cash at end of period               $   611,616     $   462,403
                                    ===========     ===========

Item 2.   Management's Discussion and Analysis or Plan of
          -----------------------------------------------
          Operation
          ---------

1.   Liquidity and Capital Resources
     -------------------------------

     As of September 30, 1995, the Registrant held cash and cash equivalents of $611,616.

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

     Net income before provisions for income taxes for the nine months ended September 30, 1995 was $984,481, as compared to $269,260 for the comparable period of 1994.

     Revenues for the nine months ended September 30, 1995 was $22,667,974, as compared to $16,744,688 for the comparable period of 1994.

     Costs and expenses for the nine months ended September 30, 1995 were $21,744,685, as compared to $16,516,369 for the comparable period of 1994.

     Income from Operations for the nine months ended September
30, 1995 was $923,289, as compared to $228,319 for the comparable period of 1994.

     The increase in net income, revenue and income from operations of the Registrant was attributable to the following factors: an increase in the market value of recyclable materials; an increase in equipment sales and leasing of the Registrant; and an increase in the volume of recyclable processing operations. The increase in costs and expenses proportionately increased as revenue increased.

During the third quarter of 1995, the price paid to the Registrant for corrugated paper dropped from earlier levels this year, thus adversely affecting the revenue received by the Registrant, but only to the extent that the increased volume of sales of such paper did not offset the drop in price.

     The Registrant is currently expanding its operations.  The
Registrant has recently undertaken certain capital improvements and is in the process of further developing its sales and marketing department.

     The Registrant does not believe that the impact of inflation on operations has been material. The Registrant believes that any cost increase resulting from periods of high inflation can be passed through to its customers without negative reactions.

     The Registrant currently maintains a working capital line of credit with The Mid-America Bank of Louisville and Trust Company
(the "Bank") in the amount of $500,000. Indebtedness under this credit facility earns interest at the Bank's prime rate as promulgated from time to time. As of September 30, 1995, approximately $350,000 was outstanding under this credit facility.

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

                           (UNAUDITED)
                           -----------


1.   Basis of Presentation
     ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of September 30, 1995 and the results of its operations and changes in cash flows for the periods ended September 30, 1995 and 1994. Results of operations for the period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the entire year.


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

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------
          None

Item 2.   Changes in Securities
-------------------------------
          None

Item 3.   Defaults upon Senior Securities
-----------------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
          None

Item 5.   Other Information
---------------------------
          The Registrant received notification during the fourth quarter of 1995 that the National Association of Securities Dealers, Inc. had approved Heidtke & Company, Inc., Nashville, Tennessee, to initiate quotations of the $.01 par value common stock of the Registrant.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
          None

                           SIGNATURES


In accordance with the requirements of the Securities Exchange
Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                         INDUSTRIAL SERVICES OF AMERICA, INC.



DATE: November 13, 1995  /s/ Harry Kletter
-----------------------  -----------------------------------------
                         President and Principal Financial Officer