Form 10KSB
period 1995-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1996-04-01
CIK 4187

FORM 10-KSB
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE
          REQUIRED]

          For the transition period from            to
                                          ---------    --------
                  Commission File No.: 2-31610

              INDUSTRIAL SERVICES OF AMERICA, INC.
              ------------------------------------
         (Name of small business issuer in its charter)

             Florida                              59-0172746
   ----------------------------                  -------------
   (State or other jurisdiction                  (IRS Employer
of incorporation or organization)             Identification No.)

  7100 Grade Lane, P. 0. Box 32428, Louisville, Kentucky 40232
  ------------------------------------------------------------
            (Address of principal executive offices)

Registrant's telephone number, including area code:
(502) 368-1661
- --------------

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
None

Check whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X     No
                   -----      -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year:
$30,545,142.
- -----------

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $4,495,725 as of March 27, 1996.
The number of outstanding shares of the Registrant's common stock is 1,729,600 shares as of March 27, 1996.

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                    Yes   X     No
                        -----      -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

 Common Stock ($.01 Par Value) - 1,729,600 as of March 27, 1996
 --------------------------------------------------------------

Transitional Small Business Disclosure Format (check one):

                    Yes         No   X
                        -----      -----

                           PART I


ITEM 1.   DESCRIPTION OF BUSINESS
- -------   -----------------------

GENERAL
- -------

     Industrial Services of America, Inc. (the "Registrant") is an integrated solid waste management consulting company engaged in the business of retail and industrial waste management and waste handling equipment sales and service. The Registrant is able to offer a "total package" concept to retail and industrial clients to cover their waste management needs. The Registrant believes that it offers a more complete line of products and services than its competitors and is better able to coordinate these services on a nationwide basis. By offering competitively priced waste handling equipment from a number of different manufacturers, the Registrant is able to tailor equipment packages for individual client needs. By carrying limited inventory, the Registrant reduces overhead and passes the savings to the customer. The waste management services offered by the Registrant include locating a hauling company at a reasonable cost for each respective location for any chain on the management program. Because the Registrant is not a "waste transporter," it is able to maintain a neutral position. The proprietary computer software designed and developed by the Registrant for use in its daily operations allows the Registrant access to relevant waste information throughout the United States and puts relevant customer information within reach of Registrant personnel. The Registrant also manages a recycling operation for an affiliated company, for which it retains a percentage of the profits from said operation.

     The Registrant plans to grow by expanding its marketing base and seeking future joint ventures which can enhance its marketability and visibility. The Registrant continues to target industrial customers throughout the United States for the purpose of increasing its industrial clientele. Although the number of locations of each customer will generally be less than with large retail chains, the Registrant believes that it can provide substantial savings for each industrial location, thereby justifying larger management fees. With industrial clients, there is also a greater possibility of large equipment orders as the solid waste output for each individual industrial location is generally greater than for retail clients and the corresponding need for appropriate equipment is greater.

     The Registrant has developed nationwide coverage through its computer system designed to integrate information pertinent to its waste management services throughout the country. This system provides the Registrant access to hauling and disposal rates as well as equipment, installation, and shipping costs.
The Registrant has the ability to estimate cost savings to potential customers by reviewing their current waste hauling invoices nationwide or a regional sampling thereof.

     The Registrant believes that opportunities for its continued growth are enhanced by the increasingly stringent regulatory and political constraints being placed on the waste hauling and disposal industries on a federal, state and local level. These more stringent regulations continue to drive prices higher throughout the industry. With these ever-increasing costs relating to solid waste disposal, retail and industrial customers are realizing that waste disposal is quickly becoming one of their biggest expense items and perhaps the most difficult to contain. The Registrant believes these increased costs will enhance the value of the Registrant's services.

     In April 1992, the Registrant entered into a management agreement (the "Management Agreement") with K & R Corporation ("K & R"), a Kentucky corporation, and an affiliated company owned by the Registrant's principal stockholder in which the Registrant is responsible for the management of the scrap and corrugated paper recycling for K & R. Under the terms of the Management Agreement, the Registrant purchased certain rental equipment and scrap metal inventories from K & R, manages K & R's operations and in consideration thereof retains a percentage of the profits generated from the operation(s). The Management Agreement provides that the Registrant will retain 60% of the profits generated from K & R's operations. During 1995 and 1994, revenue derived under this arrangement resulted in income before provision for income taxes to the Registrant totaling $728,391 and $236,330, respectively.

     During the third quarter of 1993, the Registrant invested in an online computer database, RecycleLine, which provides recycling information to subscribers nationwide. The Registrant decided to cease its investment in this venture. Accordingly, on December 15, 1994, the Registrant assigned back its interest in RecycleLine to Recycling Data Management Corporation ("RDMC") and retained an option for five (5) years to re-acquire a 40% interest in RecycleLine and/or a 40% equity interest in RDMC based upon an exercise price equal to the book value of RDMC's shares at such time.

     The Registrant provides waste management consulting services to its customers. Prior to 1994, the Registrant's service and consulting revenue was derived principally from management fees paid by its customers. The Registrant collected funds from its customers for services rendered, retained its management fee, and remitted the remaining funds to third party vendors who performed the waste removal and maintenance services. In 1994, because of certain market dynamics, changes in the industry and changes related to the Registrant's operations, management reevaluated the Registrant's manner of conducting business. Based on this reevaluation, the Registrant's pricing process was modified. As a result, the majority of the Registrant's customers pay a negotiated fee for their waste service needs, and in turn the Registrant subcontracts the necessary work to third party vendors and pays those vendors for their services.

REGISTRANT BACKGROUND
- ---------------------

     The Registrant was incorporated in October, 1953 in Florida under the name Alson Manufacturing, Inc. From the date of incorporation through January 5, 1976, the Registrant was involved in the designing and manufacturing of various forms of electrical products. In 1979, the Board of Directors and the shareholders of the Registrant approved a proposal to liquidate Alson. In 1983, the Registrant commenced liquidation of all the tangible assets of Alson. On October 27, 1983, Harry Kletter acquired 419,500 shares of common stock of the Registrant. The existing directors resigned and five new directors were elected.

     On July 1, 1984, the Registrant began a solid waste handling and disposal equipment sales organization under the name Waste Equipment Sales and Service Company ("WESSCO"). On January 1, 1985, the Registrant merged with Computerized Waste Systems, Inc. ("CWS"), a Massachusetts corporation. CWS was a corporation specializing in offering solid waste management consultations for large multi-location companies involved in the retail, restaurant and industrial sectors. At the time of the merger, CWS was concentrating on large retail chains, but has changed its emphasis to include industrial clients. This strategy created an additional target market for the Registrant. Subsequent to the merger with CWS, the Registrant moved CWS headquarters from Springfield, Massachusetts to Louisville, Kentucky. At the time of the merger, much of the client base and marketing efforts were concentrated in the Northeast. With the move to Louisville, the Registrant began to expand its marketing efforts, which are now nationwide and include most of Canada.

     The Registrant operates primarily through WESSCO and CWS, which work closely with each other in terms of present customer care and proposals for new customers. WESSCO has expanded its product line and presently offers a variety of equipment which would be necessary for an efficient waste handling and/or recycling system for an individual user. The prices WESSCO can offer are competitive with most dealers since it purchases equipment at dealer cost without having to pay dealer overhead. The WESSCO program has attracted some customers planning expansion programs. Some of these have designated WESSCO as their exclusive waste equipment supplier and consultant. By working with the customer from the time the initial building plans are developed, WESSCO has input into the design, development and implementation of the waste handling system.

     CWS has developed a network of over 1000 vendors throughout the United States which includes hauling companies, recycling companies and equipment manufacturing and maintenance companies. Through this network, the Registrant is able to provide pricing estimates for potential customers in a timely fashion. CWS customer representatives have access to this information through the computer software designed and developed to accommodate the daily needs of the Registrant. Through this information retrieval system, customer representatives can review the accuracy of customer concerns from recent billings to hauling rates to the average monthly cost of service.

     The Registrant derives a significant portion of its revenues from a single customer. The Registrant is taking affirmative action to counter its dependence on any one customer. The potential negative effect of losing any single customer has been lessened by the Registrant's expansion of its customer base. However, there can be no assurance that if the Registrant were to lose all or the substantial portion of the business with this one customer that such loss would not have a material adverse effect on the Registrant.

     Although the expansion of the Registrant's marketing base has been a gradual process, it appears that its efforts are beginning to provide positive results. The Registrant has cautiously studied new markets before engaging in business in such markets. The Registrant has a number of proposals pending at various industrial and retail locations throughout the United States. Many of these proposals involve both equipment and management service contracts. Management has no assurances that any of these proposals will be accepted.

     In addition to the Registrant's expanded marketing coverage, the Registrant is in its third year of offering a new line of services to customers. The new services consist mainly of consulting services relating to recycling and waste stream analysis. The main advantage to offering consulting services is that the individual projects are priced on a substantial prepaid individual basis. This allows the Registrant to collect an up-front fee with the opportunity to "sell" the customer traditional services after the consulting and/or any subsequent implementation is complete. By offering consulting services, the Registrant is able to pursue an additional customer base.

     The Registrant's sales/marketing emphasis has shifted in the last three years from the traditional management services offered to multi-location retail customers to industrial/manufacturing customers. The Registrant believes that the profitability of its operations will be enhanced through the procurement of these accounts. Once a new system or methodology has been initiated, the need for the Registrant's traditional services continues. These services can be offered on a discounted basis since the consulting "retainer" is usually substantial. There is also an opportunity to sell new equipment since many industrial clients have obsolete or inappropriate systems in place.

INDUSTRY BACKGROUND
- -------------------

     The Registrant is involved in the management of non-hazardous solid waste and recyclables for retail and industrial customers. As such, the industry is actually driven by the solid waste collection and disposal industry. The solid waste collection and disposal industry is a multi-billion industry.
The size of this industry has increased for the past several years and should continue to increase as landfill space becomes more scarce, thereby reducing the supply of ultimate disposal facilities with no corresponding decrease in demand for ultimate disposal. Although society (and industry) has developed an increased awareness of the environmental issues and recycling has increased, waste production continues to increase. Because of environmental concerns, new regulations and cost factors, it has become difficult to obtain the necessary permits to build any new landfills. Management believes that the landfill shortage will become a greater national problem in the future.

     The rising costs associated with solid waste disposal have created additional opportunities for the Registrant. Because waste disposal has begun to take an increasingly larger percentage of the total monthly expenditures incurred by commercial establishments, the Registrant believes that the services offered by the Registrant will be in greater demand. Many commercial establishments that never paid attention to the costs associated with waste disposal in the past are now looking for ways to reduce expenses in this area. The Registrant is able to offer commercial establishments its expertise to lower waste disposal bills and initiate recycling programs to generate additional revenues and/or reduce costs and materials bound for ultimate disposal.

     In addition to increasing landfill costs, regulatory measures and more stringent control of materials bound for disposal ("flow control") are making the management of solid waste an increasingly difficult problem. The United States Environmental Protection Agency (the "EPA") is expected to continue the present trend of restricting the amount of "potentially" recyclable material bound for landfills. Most states have passed, or are contemplating measures which would require, commercial establishments to recycle a minimum percentage of their waste stream and would restrict the percentage of recyclable materials in any commercial load of solid waste material. Most states have already passed restrictive regulations requiring a plan for the reduction of waste or the segregation of recyclable materials from the waste stream at the source. Management of the Registrant believes that these restrictions may create additional marketing opportunities as waste disposal needs within commercial establishments become more specialized. Some large commercial establishments have hired in-house staff to handle the solid waste management and recycling responsibilities, but have found that without adequate resource and staff support, this may not be an effective alternative. The Registrant offers these establishments a possible solution to this increasingly burdensome task.

COMPETITION
- -----------

     On a commercial/industrial waste management level, the Registrant has competition from a variety of sources. Much of it is from companies which concentrate their efforts on a regional level. Some of these companies may be able to handle a small national account, but most do not have the resources available to handle accounts of national significance.

     There has been increased competition from national hauling companies. The large national hauling companies often attempt to handle an entire chain of locations for a "national chain" client. This scenario poses a potential conflict of interest since these hauling companies can attain greater profitability from increases in hauling and disposal revenues. In addition to having an interest in raising hauling and disposal rates, the national hauling companies do not have operations in every city and do not, to the knowledge of management, have some of the billing and computer capabilities which the Registrant is able to offer. Additionally, management has encountered evidence of some reluctance from independent hauling companies to work with a national hauling company.

     There is also competition from some equipment manufacturers. These companies have their primary interest in selling or leasing equipment and offer management services in order to secure these sales (or leases). There is a cost involved in "using" the equipment and the money saved must justify the amount spent on this equipment.

     An important difference between the Registrant and the majority of its competition is the Registrant's management process. The systematic approach attempts to provide consistent results for the customer. At the implementation stage, the Registrant actively "bids out" every location that a new customer requests. The Registrant repeats this bidding process at any time that a client receives notice of an undocumented price increase or at regular intervals as indicated in the contractual relationship. At subsequent stages, the Registrant will evaluate a customer's solid waste program and give suggested alternatives for improvement.

     The Registrant has developed a network of maintenance companies and hauling companies throughout the country and due to the volume of business awarded to them by the Registrant, often these companies will offer discounted hauling and maintenance rates to the Registrant. However, the Registrant is not "affiliated" with any particular company or vendor in the hauling and/or maintenance industries, but rather deals with those companies and vendors that can supply quality service at a favorable price. In addition to the volume of business handled by some of these "vendors," the vendors understand that as long as the accounts are well-serviced, they will be invited to bid on future accounts.

     Few, if any, of the Registrant's competitors have a national network of vendors similar to the one the Registrant has developed over its years of operation. The major hauling companies are limited in the scope of services which they can provide to commercial/industrial accounts. Although the major hauling companies have operating companies in most major and intermediate-sized cities, they do not have nationwide geographic coverage. Therefore, for large commercial/industrial clients, they must obtain bids from local hauling companies that may perceive them to be future competitors.

     Most of the direct competition is from small regional companies that bid on regional accounts or national accounts on a regional basis. Few of the Registrant's competitors appear to be equipped to handle large national accounts nor do they seem to have the inclination to expand their geographic coverage. There are numerous national companies in closely related businesses, including national hauling companies, that have substantially greater financial resources than does the Registrant. Should any of these companies decide to compete directly with the Registrant, it could have a material adverse effect on the business of the Registrant.

EMPLOYEES
- ---------

     The Registrant has approximately 78 full-time employees and approximately [10] independent consultants which provide professional services. Pursuant to the terms of the Management Agreement between the Registrant and K & R, the Registrant manages the operations of K & R.

PROPOSED PROJECTS
- -----------------

     In an effort to diversify and expand the number of products and services offered to present and potential clients, the Registrant has, over the course of the past five years, promoted in-store recycling systems and has consulted with clients regarding the implementation of recycling programs. Through its experiences, the Registrant has developed cost effective waste minimization and recycling systems for retail and industrial clients designed to fit the needs of the individual client(s) . By increasing the number of services offered, the Registrant can offer existing clients additional services and can offer more options to potential clients in the future. Rather than being considered a waste management company, the Registrant perceives its role to be that of an environmental management company arranging for the handling of the solid waste and recycling requirements of its clients.

CAPITAL IMPROVEMENTS
- --------------------

     During the year 1995, the Registrant committed approximately
$1,555,359 towards capital improvement with respect to its facilities. A significant portion of such funds were for a Moros
Shear model H-L-500 and a Liebherr Crane model R932 HDSL.

     The purchase of the Moros Shear is a major step in modernizing the Registrant's facilities. The Moros Shear is used to process ferrous scrap into specified sizes of material acceptable at steel mills. It has decreased down time and made the facilities more efficient, cost effective and able to handle additional business.

     The Registrant also is involved in selling the Moros Shear.
A local scrap recycler recently purchased a Moros Shear for approximately $1,500,000.

     Other purchases made by the Registrant included material handling equipment, conveyor systems, roll-off containers and computer equipment.

EFFECT OF STATE AND FEDERAL ENVIRONMENTAL REGULATIONS
- -----------------------------------------------------

     Any environmental regulatory liability relating to the Registrant's operations is generally borne by the customers with which the Registrant contracts, and the third party vendors, in their capacity as transporters. As a matter of Registrant's policy, the Registrant uses its best efforts to secure indemnification for environmental liability from its customers and third party vendors. Although management of the Registrant believes that for the most part its business does not subject it to potential environmental liability, in any event, the Registrant uses its best efforts to be in compliance with federal, state and local environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance in 1995 did not constitute a material expense to the Registrant.

     The collection and disposal of solid waste, and rendering of related environmental services are subject to federal, state and local requirements which regulate health, safety, the environment, zoning and land-use. Federal, state and local regulations vary, but generally govern disposal activities and the location and use of facilities and also impose restrictions to prohibit or minimize air and water pollution. In addition, governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose fines in the case of violations, including criminal penalties. These regulations are administered by the EPA and various other federal, state and local environmental, health and safety agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor.

     The Registrant strives to conduct its operations in compliance with applicable laws and regulations. While such amounts expended in the past or anticipated to be expended in the future have not had and are not expected to have a materially adverse effect on the Registrant's financial condition or operations, the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation.

     Each state in which the Registrant operates has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. Several states have enacted laws that will require counties to adopt comprehensive plans to reduce, through waste planning, composting, recycling, or other programs, the volume of solid waste landfills have recently been promulgated in several states. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are under consideration by Congress and the EPA.

     Finally, various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid or hazardous wastes generated outside the state. While laws that overtly discriminate against out of state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Challenges to other such laws are pending. The outcome of pending litigation and the likelihood that other such laws will be passed and will survive constitutional challenge are uncertain. In addition, Congress is currently considering legislation authorizing states to adopt such restrictions.

ITEM 2.   DESCRIPTION OF PROPERTY
- -------   -----------------------

     The Registrant leases its corporate office facilities which consist of approximately 4000 square feet of usable office space for $3,750 per month. The leased office space is located at 7100
Grade Lane in Louisville, Kentucky.

     The Registrant manages the scrap recycling operations of K & R and pays $6,250 per month for the facilities used in this operation. This property is located at 7100 Grade Lane in Louisville, Kentucky in the same "industrial complex" as the Registrant's corporate offices.

     Certain of the property and equipment of the Registrant and its subsidiaries are subject to liens securing payment of portions of the Registrant's and its subsidiaries' indebtedness.
See Note 6 of Notes to Consolidated Financial Statements included herein for information with respect to debt on these properties.
The Registrant and its subsidiaries also lease certain of their offices and equipment. See Notes 7 and 8 of Notes to Consolidated Financial Statements included herein for information with respect to leased properties. For additional information regarding properties owned and operated by the Registrant, see "Business."

ITEM 3.   LEGAL PROCEEDINGS
- -------   -----------------

     There are no material proceedings pending by, or against the Registrant or any of its subsidiaries or affecting any of their respective properties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------   ---------------------------------------------------

     Not applicable.

                             PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
- -------   ------------------------------------------------
MATTERS.
- -------

     There has been limited trading of the Registrant's stock since Harry Kletter purchased 419,500 shares in October 1983. In the fourth quarter of 1995, the Registrant's common stock began trading on the Over the Counter Bulletin Board ("OTCBB") operated by the National Association of Securities Dealers, Inc. ("NASD"). For the previous seven years, the stock was traded on a secondary market basis and as a result, the Registrant did not believe it could provide a meaningful range of high and low bid information for the Registrant's stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Registrant's common stock as quoted on the OTCBB.

Quarter Ended                      1995             1994
- -------------                      ----             ----
                               High     Low     High     Low
                               ----     ---     ----     ---
March 31                        --       --      --       --
June 30                         --       --      --       --
September 30                    --       --      --       --
December 31                      8        4      --       --

     There were approximately 438 shareholders of record as of March 25, 1996.

     The Registrant has never declared a cash dividend on its Common Stock. The Board of Directors intends to retain all earnings for investment into the Registrant's business and does not anticipate paying any cash dividends in the foreseeable future. The retention of these earnings will be used to help finance the Registrant's expansion programs. Although there are no restrictions on the Registrant's present or future ability to pay dividends, the Board of Directors has the discretionary power to make that determination.



ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
- -------   -----------------------------------------------
          OPERATION
          ---------

1.   Liquidity and Capital Resources
     -------------------------------

     As of December 31, 1995 the Registrant held cash and cash equivalents of $507,889.

     The Registrant derives its revenues from a variety of sources, including customer services, equipment sales, consulting fees and from its scrap metal and recycling operations. The scrap metal and recycling operations comprised approximately 30% and 60% of the Registrant's income before provision for income taxes for the years ended December 31, 1994 and 1995, respectively. In the event the Registrant was to operate without revenue derived from its scrap metal and recycling operations, the Registrant's liquidity would be significantly decreased but would not materially impair the Registrant's ability to continue its operations and business.

2.   Results of Operations
     ---------------------

     The following table presents, for the years indicated, the percentage relationship which certain captioned items in the Registrant's Consolidated Statements of Operations bear to total revenues and other pertinent data:

                                        Year ended December 31,
                                      ---------------------------
                                          1995          1994
                                        --------      --------
     STATEMENTS OF OPERATIONS DATA:

     Revenue .........................   100.0%        100.0%
     Cost of Operations ..............    80.0%         85.2%
     Selling, general and
       administrative expenses .......    16.2%         14.1%
     Income from operations ..........     3.8%          0.7%

REVENUE
- -------

     Revenue increased 31% from $23,379,994 in 1994 to $30,545,142 in 1995. This increase was due to a combination of volume increases involving the scrap recycling operations, the corrugated paper recycling operations and the CWS operations.

COSTS OF OPERATIONS AND OPERATING INCOME
- ----------------------------------------

     Cost of operations increased $4,497,080, or 23%, from $19,927,790 in 1994 to $24,424,870 in 1995. As a percentage of revenue, these costs were 85.2% and 80% in 1994 and 1995, respectively. This increase was directly related to the volume increases involving the scrap recycling operations, the corrugated paper recycling operations and the CWS operations.

     Selling, general and administrative expenses increased from $3,295,333 in 1994 to $4,958,077 in 1995. These expenses increased from 14.1% to 16.2% of revenue in 1994 and 1995, respectively. This increase was attributable to the promotion of sales growth and the increased cost associated with the continued improvement of the computer systems of the Registrant. The Registrant constantly reviews its selling, general and administrative costs throughout its businesses in an effort to maintain control of the level of spending for such costs.


INTEREST EXPENSE
- ----------------

     Interest expense increased from approximately $2,336 in 1994 to $36,760 in 1995. This increase is primarily attributable to increased borrowing to finance operating equipment acquisitions during 1995.

INCOME TAXES
- ------------

     Provision for income taxes consists of the following for the years ended December 31, 1995 and 1994:

                                          1995           1994
                                        --------       --------

     Current:
     Federal                            $ 386,700       $ 196,400
     State and local                       92,700          60,600
                                        ---------       ---------

     Current provision                    479,400         257,000

     Deferred:
     Federal                            $  31,900       $  29,300
     State and local                        5,700             -0-
                                        ---------       ---------

     Deferred provision                    37,600          29,300
                                        ---------       ---------

     Provision for income taxes         $ 517,000       $ 286,300
                                        =========       =========

INCOME AND EARNINGS PER SHARE
- -----------------------------

     The following table sets forth certain components of income from continuing and related earnings per share:

                                      Year ended December 31,
                                   -----------------------------
                                       1995             1994
                                    ----------       ----------

Income from continuing
  operations ....................   $1,162,195       $  156,871

Net Income ......................      704,159          489,417

Earnings per share ..............          .41              .28

Weighted average shares
  outstanding ...................    1,729,600        1,729,600

     Income from continuing operations increased considerably from $156,871 in 1994 to $1,162,195 in 1995. Earnings per share from continuing operations are attributable to the increase in the Registrant's revenue and continued cost control efforts.

INFLATION AND PREVAILING ECONOMIC CONDITIONS
- --------------------------------------------

     To date, inflation has not and is not expected to have a significant impact on the Registrant's operations in the near term. The Registrant has no long-term fixed-price contracts and the Registrant believes it will be able to pass through most cost increases resulting from inflation to its customers.


FINANCIAL CONDITION AT DECEMBER 31, 1995 COMPARED TO DECEMBER 31,
- -----------------------------------------------------------------
1994
- ----

     Accounts receivable increased from $2,383,503 as of December
31, 1994 to $3,241,290 as of December 31, 1995 due to the
increase in the Registrant's revenues.

     The increase in accounts payable from $2,504,028 as of December 31, 1994 to $3,600,857 as of December 31, 1995 is attributable to the increase in the Registrant's operations in 1995. This increase was due to a combination of volume increases involving the scrap recycling operations, the corrugated paper recycling operations and the CWS operations.

     The Registrant currently maintains a working capital line of credit with The Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $750,000. Indebtedness under this credit facility earns interest based on the Bank's prime rate as promulgated from time to time. The maturity date under this credit facility is June 30, 1997. As of December 31, 1995, $350,000 was outstanding under this credit facility.


ITEM 7.   FINANCIAL STATEMENTS
- -------   --------------------

     The response to this Item is submitted as a separate section of this report beginning on page F-1.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     The Registrant did not change accounting firms for the audit of the 1995 financial statements. There were no disagreements with the accountants in accounting and/or financial disclosure matters.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          ----------------------------------------------------
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE
          ------------------------------------------------------
          ACT
          ---

EXECUTIVE OFFICERS AND DIRECTORSHIPS
- ------------------------------------

     The following is a list of the names of the directors and executive officers of the Registrant as of March 25, 1996, their respective ages, and their respective positions with the Registrant, as well as the dates of their terms.

     Name              Age              Position
     ----              ---              --------

Harry Kletter           69         Chairman of the Board, Chief
                                   Executive Officer, Chief
                                   Financial Officer, President
                                   and Director

Matthew Kletter         36         Secretary and Director

Roberta Kletter         62         Vice President and Director

     There are no arrangements or understandings pursuant to which the above-named persons were selected/elected to the respective positions held.

BUSINESS EXPERIENCE AND FAMILY RELATIONSHIPS
- --------------------------------------------

HARRY KLETTER has been a director of the Registrant since 1983.
- -------------
In October, 1983 he was elected Chairman of the Board and Chief Executive Officer. Mr. Kletter served as President of the Registrant from October, 1983 until January, 1988 and again from January, 1990 until July, 1991. Mr. Kletter resumed the position of President in July 31, 1992 subsequent to Edward List's resignation. Prior to his involvement with the Registrant, Mr. Kletter was President and Chief Executive Officer of K & R Corporation, a waste handling manufacturing company. Mr. Kletter currently owns 50% of the stock in K & R Corporation which is now a real estate holding company and materials processing company. Prior thereto, Mr. Kletter was the President of Tri-City Industrial Services, Inc., which corporation was involved in the transportation, disposal and management of solid waste. From 1980 to present, Mr. Kletter had been an investor in various other business ventures including Outer Loop Business Park and Outer Loop Industrial Park which are each real estate ventures in the Louisville, Kentucky area.

ROBERTA KLETTER has been a Director and Secretary of the
- ---------------
Registrant since 1983. Since 1989, Ms. Kletter has served as Marketing Director for the Registrant. As such, she is responsible for public relations, advertising and promotional material. Prior to her current position with the Registrant, Ms. Kletter served as a manager for Waste Equipment Sales and Service Company. Roberta Kletter is the wife of Harry Kletter.

MATTHEW L. KLETTER is an attorney who practices law primarily in
- ------------------
New York City. Mr. Kletter has provided services, on an independent contractor basis, for the Registrant since 1989. Mr. Kletter received a Bachelor of Arts from the University of Michigan in 1981 and a Juris Doctor Degree from Brooklyn Law School in 1984. Prior to 1989, Mr. Kletter served as the Director of Legal and Business Affairs for Magera Management Corporation, a financial and administrative company within the motion picture industry. Mr. Kletter also maintains an independent legal practice in New York City specializing in Entertainment Law. Mr. Kletter is admitted to the bars of New York State and the Commonwealth of Kentucky. Mr. Kletter is the nephew of Harry Kletter. Mr. Kletter is a member of the New York State Bar Association, the Kentucky Bar Association and the Association of the Bar of The City of New York.

     Each director serves until the next annual meeting of stockholders and until his successor has been duly elected and has qualified. Officers serve at the discretion of the Board of Directors.

     None of the directors hold another directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of that Act or in a company registered as an investment company under the Investment Company Act of 1940, as amended.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS
- ----------------------------------------

     Not Applicable

IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES
- -----------------------------------------------

     NAME             AGE               TITLE
     ----             ---               -----

Charles Hulsman        40          Divisional Manager

Tim Myers              44          Divisional Manager

Alan Schroering        31          Director of Finance and
                                   Accounting

CHARLES HULSMAN has been with the Registrant since 1983 and has
- ---------------
served in various management capacities throughout his years with the Registrant. Mr. Hulsman is presently serving as manager for the Registrant's CWS division and as such is responsible for the daily operations of this division. Prior to taking on the management responsibilities in December 1991, Mr. Hulsman was a sales representative for the Registrant's WESSCO division.

TIM MYERS has been employed by the Registrant and/or predecessor
- ---------
companies since 1973. Mr. Myers has served in various operational capacities of waste hauling companies, landfills, a waste equipment manufacturer, transfer stations, recycling facilities, and scrap metal and paper operations.

ALAN SCHROERING has been with the Registrant since 1984 and has
- ---------------
served in various accounting capacities throughout his years with the Registrant. Mr. Schroering received a Bachelor of Science in Business from Indiana University in 1995. Mr. Schroering is presently serving as controller for the Registrant.

ITEM 10.  EXECUTIVE COMPENSATION
- --------  ----------------------

     Set forth below is information concerning the annual compensation for services in all capacities to the Registrant of the Chief Executive Officer of the Registrant for the last three fiscal years ending December 31.

                   Summary Compensation Table
                   --------------------------

                                Annual Compensation
                -------------------------------------------------------

                                                Other
Name and                                        Annual        Total
Principal                                    Compensation  Compensation
Position        Year  Salary ($)  Bonus ($)      ($)            ($)
- -----------------------------------------------------------------------

Harry Kletter,  1995  $100,000                 $ 975**       $100,975
President       1994  $200,000                 $ 975**       $200,975

and CEO         1993  $ 50,000                 $ 975**       $ 50,975

*Long Term Compensation, Awards and all other Compensation are not applicable.

** - Includes taxable use of company vehicle.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
- --------  ---------------------------------------------------
          MANAGEMENT
          ----------

     (a) Insofar as is known to the Registrant, no person owns of record or beneficially five (5%) percent or more of the voting shares of the Registrant's outstanding Common Stock, except as set forth below:

              Name and Address     Amount and Nature
 Title          of Beneficial        of Beneficial     Percent
of Class           Owner               Ownership       of Class
- --------      ----------------     -----------------   --------

Common Stock  Harry Kletter           Record and         23.3%
$.01 Par      1208 Park Hills Ct.     Beneficial
Value         Louisville, KY 40207    409,500

Common Stock  K & R Corporation       500,000            28.4%
$.01 Par      7100 Grade Lane
Value         Louisville, KY 40213

Common Stock  Roberta Kletter         Record and         11.4%
$.01 Par      1208 Park Hills Ct.     Beneficial
Value         Louisville, KY 40207    200,000

     (b) As of March 25, 1996, the total number of shares beneficially owned by all directors of the Registrant is as set forth below.

              Name and Address     Amount and Nature
 Title          of Beneficial        of Beneficial     Percent
of Class           Owner               Ownership       of Class
- --------      ----------------     -----------------   --------

Common Stock  All Directors and       Record and         66.6%
$.01 par      Officers as a           Beneficial
Value         Group                   1,170,600

     (c) There are no contractual arrangements known to the Registrant, including any pledge of securities by the Registrant, by which the operation of its term may at a subsequent date result in a change in control of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------  ----------------------------------------------

TRANSACTIONS WITH MANAGEMENT AND OTHERS
- ---------------------------------------

     The Registrant leases certain facilities from K & R in which Mr. Kletter is the President and principal shareholder. The Registrant enters into business transactions with K & R when the terms are beneficial to both parties [and not necessarily on terms that are equal to transactions that would be negotiated at arm's length].

     In April 1992, the Registrant entered into a Management Agreement with K & R and an affiliated company owned by the Registrant's principal stockholder in which the Registrant is responsible for the management of the scrap and corrugated paper recycling for K & R. Under terms of the Management Agreement, the Registrant purchased certain rental equipment and scrap metal inventories from K & R, manages K & R's operations and in consideration thereof retains a percentage of the profits generated from the operations. The Management Agreement is renewable on a bi-annual basis and may be cancelled by either party upon 60 days written notice by the Registrant. The Management Agreement provides that the Registrant will retain 60% of the profits generated from K & R's operations rather than 90%. During 1994 and 1995, income derived under the Management Agreement resulted in income before provision for income taxes of $236,330 and $728,391, respectively, to the Registrant.

     In July, 1993 the Registrant entered into an agreement with Recycling Data Management Corporation ("RDMC") to purchase a 50% joint venture interest in an online bulletin board service designed for the recycling industry. For the year ended December 31, 1994 the RecycleLine reported a loss of $37,135. The Registrant decided to cease its involvement in this venture. On December 15, 1994 the Registrant assigned its interest in RecycleLine to RDMC. In addition, the Registrant loaned RDMC $25,000. The outstanding principal of this loan bears interest at the prime rate of interest as quoted by the Bank from time to time and is secured by RDMC's stock. The principal of this loan and accrued interest is payable on December 31, 1999. In exchange for the assignment and the loan, the Registrant received an option to purchase (i) a 40% joint venture interest in RecycleLine and/or (ii) stock of RDMC equal to 40% of the then outstanding stock of RDMC based on the book value of RDMC shares at the exercise date. The option exercise period extends through December 31, 1999.

CERTAIN BUSINESS RELATIONSHIPS
- ------------------------------
See above

INDEBTEDNESS OF MANAGEMENT
- --------------------------
Not Applicable

TRANSACTIONS WITH PROMOTERS
- ---------------------------
Not Applicable

                            PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
- --------  --------------------------------

(a)  Exhibits.  See Index to Exhibits.  The following Financial
     --------
Statements are filed as a part of this report on the pages indicated.

FINANCIAL STATEMENTS
- --------------------
                                                             PAGE

Report of Independent Auditors                                F-1

Consolidated Balance Sheets as of December 31, 1995
and 1994                                                      F-2

Consolidated Statements of Operations for the
years ended December 31, 1995 and 1994                        F-4

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 1995 and 1994                F-5

Consolidated Statements of Cash Flows for the
years ended December 31, 1995 and 1994                        F-6

Notes to Consolidated Financial Statements                    F-7



(b)  Reports on Form 8-K The Registrant did not file any Reports
     -------------------
on Form 8-K during the last quarter of the fiscal year of the Registrant ended December 31, 1995.

               REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Industrial Services of America, Inc.
 and subsidiary


We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and subsidiary as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Mather, Hamilton & Co.
MATHER, HAMILTON & CO.
Louisville, Kentucky
February 9, 1996

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

December 31, 1995 and 1994
========================================================================


ASSETS

                                                1995           1994
                                                ----           ----

CURRENT ASSETS
 Cash                                        $  507,889     $  354,884
 Receivables:
   Trade, net of allowance for doubtful
    accounts of $16,000 in 1995 and
    $10,000 in 1994                           3,241,290      2,380,446
   Other                                          -              3,057
                                             -----------    -----------

      Total receivables                       3,241,290      2,383,503
 Net investment in sales-type leases             29,273         36,797
 Inventories                                    138,503        161,211
 Deferred tax asset                               6,400          -
 Other                                          168,773        140,868
                                             -----------    -----------

   Total current assets                       4,092,128      3,077,263

Net property and equipment                    1,961,381        941,302

Other assets                                    155,852         74,884
                                             -----------    -----------






TOTAL ASSETS                                 $6,209,361     $4,093,449

                                             ===========    ===========





See accompanying notes.
- ------------------------------------------------------------------------

========================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                1995           1994
                                                ----           ----

CURRENT LIABILITIES
 Note payable to bank                        $    -         $   50,000
 Accounts payable                             3,600,857      2,504,028
 Income taxes payable                           184,126        288,385
 Current maturities of long-term debt            19,797         14,141
 Other current liabilities                      202,555        137,307
                                             -----------    -----------

   Total current liabilities                  4,007,335      2,993,861

Long-term debt                                  367,431         13,152

Deferred tax liability                           66,600         22,600

Commitments

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value, 10,000,000
   shares authorized; 1,757,500 shares issued    17,575         17,575
 Additional paid-in capital                      27,000         27,000
 Retained earnings                            1,731,420      1,027,261
 Treasury stock, at cost, 27,900 shares          (8,000)        (8,000)
                                             -----------    -----------

   Total stockholders' equity                 1,767,995      1,063,836
                                             -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $6,209,361     $4,093,449
                                             ===========    ===========


 -------------------------------------------------------------------------
                                   F-3

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1995 AND 1994

==========================================================================



                                                1995           1994
                                                ----           ----

REVENUE
 Net sales                                  $30,248,460    $23,174,452
 Rental income                                  296,682        205,542
                                            ------------   ------------

   Total revenue                             30,545,142     23,379,994

COST AND EXPENSES
 Cost of sales                               24,308,299     19,842,937
 Direct expenses applicable to
   rental income                                116,571         84,853
 Selling, general and administrative
    expenses                                  4,958,077      3,295,333
                                            ------------   ------------

        Total cost and expenses              29,382,947     23,223,123
                                            ------------   ------------

Income from operations                        1,162,195        156,871

Other income, net                                58,964        618,846
                                            ------------   ------------

Income before provision for income taxes      1,221,159        775,717

Provision for income taxes                      517,000        286,300
                                            ------------   ------------

NET INCOME                                  $   704,159    $   489,417
                                            ============   ============

EARNINGS PER COMMON SHARE                   $       .41    $       .28
                                            ============   ============

See accompanying notes.
- -------------------------------------------------------------------------
                                   F-4

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1995 AND 1994
============================================================================


                  Common Stock     Additional
                  ------------      Paid-in     Retained   Treasury
                 Shares    Amount   Capital     Earnings     Stock       Total
                 ------    ------   -------     --------   --------      -----

Balance as of
January 1,
1994            1,729,600  $ 17,575  $ 27,000   $  537,844  $ (8,000)  $  574,419

Net income           -         -         -         489,417       -        489,417
               ----------  --------  --------   ----------  --------   ----------

Balance as of
December 31,
1994            1,729,600    17,575    27,000    1,027,261    (8,000)   1,063,836

Net income           -         -         -         704,159       -        704,159
               ----------  --------  --------   ----------  --------   -----------

BALANCE AS OF
DECEMBER 31,
1995            1,729,600  $ 17,575  $ 27,000   $1,731,420  $ (8,000)  $1,767,995
               ==========  ========  ========   ==========  ========  ==========







See accompanying notes.
- ----------------------------------------------------------------------------

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1995 AND 1994
=================================================================


                                                1995           1994
                                                ----           ----

OPERATING ACTIVITIES
 Net income                                 $   704,159    $   489,417
 Adjustments to reconcile net
     income to net cash provided by
     operating activities:
   Depreciation and amortization                329,481        189,501
   Provision for doubtful accounts               33,200          -
   Deferred income taxes                         37,600         29,300
   Special charge                                 -            108,006
   Gain on sale of property and
     equipment                                  (42,287)       (10,091)
   Increase (decrease) in cash
     resulting from changes in:
       Receivables                             (863,787)      (176,332)
       Inventories                               22,708        (88,564)
       Prepaid expenses                          72,095       (106,573)
       Accounts payable                       1,096,829       (419,286)
       Income taxes payable                    (104,259)       146,585
       Other current liabilities                 65,248        (36,903)
                                            ------------  ------------

   Net cash provided by operating
     activities                               1,350,987        125,060

INVESTING ACTIVITIES
 Purchase of restricted investment             (100,000)         -
 Proceeds from sale of investment                 -              3,340
 Increase in notes receivable to
   affiliated company                             -            (37,135)
 Payments on notes receivable -
   affiliated company                             -            109,000
 Notes receivable                                (2,200)       (25,000)
 Proceeds from sale of property
   and equipment                                119,580         29,888
 Payments and deposits for property
   and equipment                             (1,555,359)      (609,639)
                                            ------------  ------------

   Net cash used in investing
     activities                              (1,537,979)      (529,546)

FINANCING ACTIVITIES
 Payments on long-term debt                     (21,590)       (24,507)

 Net proceeds from issuance of
   note payable to bank                         300,000         50,000
 Proceeds from issuance of
   long-term debt                                31,525          -
 Investment in sales-type leases                 (6,875)       (43,647)
 Proceeds from sales-type leases                 36,937         29,777
                                            ------------  ------------

   Net cash provided by financing
     activities                                 339,997         11,623
                                            ------------  ------------

Net increase (decrease) in cash                 153,005       (392,863)

Cash at beginning of year                       354,884        747,747
                                            ------------  ------------

CASH AT END OF YEAR                         $   507,889    $   354,884
                                            ============  ============

See accompanying notes.
- ------------------------------------------------------------------

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1995 AND 1994

=================================================================



1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
     POLICIES

     NATURE OF BUSINESS - Industrial Services of America, Inc. (the Company) is engaged in providing products and services to meet the waste management needs of its customers related to waste equipment sales and rental, scrap recycling, service and consulting, and solid waste disposal. The Company's customers are located throughout the United States and Canada.

     CONSOLIDATION - The consolidated financial statements include IES of America, Inc., an inactive wholly-owned subsidiary. All significant intercompany transactions have been eliminated.

     ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     ACCOUNTS RECEIVABLE - Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required.

     INVENTORIES - Inventories consist principally of waste equipment machinery and parts, and scrap materials held for resale and are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of the respective assets which range from three to ten years. Accelerated depreciation methods are used for income tax purposes.

     INCOME TAXES - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The significant components of deferred tax provision for income taxes are based on income and expenses included in the accompanying statement of operations. Differences between taxes so computed and taxes payable under applicable statutes and regulations, when material, are classified as deferred taxes arising from timing differences.

- -----------------------------------------------------------------
                               F-7

     EARNINGS PER COMMON SHARE - Earnings per common share data is based on 1,729,600 weighted shares outstanding during 1995 and 1994.

2.   INVENTORIES

     Inventories as of December 31, 1995 and 1994 consist of the following:

                                            1995          1994
                                            ----          ----

     Equipment and parts                 $ 61,608      $  73,159
     Scrap materials                       76,895         88,052
                                         ---------     ---------

                                         $138,503      $ 161,211
                                         =========     =========

3.   LEASES

     The Company is the lessor of equipment under sales-type leases having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees.

     Future minimum lease payments receivable for sales-type leases as of December 31, 1995 are as follows:

     1996                                             $  37,439
     1997                                                15,534
     1998                                                12,127
     1999                                                 4,538
     2000                                                 1,537
                                                      ---------

     Net minimum lease payments receivable               71,175
     Less unearned income                                14,556
                                                      ---------

     Net investment in sales-type leases                 56,619
     Less current portion                                29,273
                                                      ---------

     Long-term portion                                $  27,346
                                                      =========

     The Company also is the lessor of equipment under operating leases having terms of one to five years. All costs associated with this equipment are the responsibility of the lessees. The net investment in equipment leased to customers under noncancelable operating leases as of December 31, 1995 is as follows:




- -----------------------------------------------------------------

     Rental equipment                                 $ 633,285
     Less accumulated depreciation                      298,914
                                                      ---------

     Net rental equipment                             $ 334,371
                                                      =========

     Future minimum rentals receivable under noncancelable operating leases as of December 31, 1995 are as follows:

     1996                                             $ 186,241
     1997                                               128,931
     1998                                                63,352
     1999                                                36,166
     2000                                                14,178
                                                      ---------

                                                      $ 428,868
                                                      =========

4.   NET PROPERTY AND EQUIPMENT

     Property and equipment, net as of December 31, 1995 and 1994 consists of the following:

                                           1995         1994
                                           ----         ----

     Equipment and vehicles            $1,763,696    $   858,818
     Office equipment                     335,883        235,828
     Rental equipment                     633,285        421,683
     Leasehold improvements                68,634         13,535
                                       -----------   -----------

                                        2,801,498      1,529,864
     Less accumulated depreciation
       and amortization                   840,117        588,562
                                       -----------   -----------

     Net property and equipment        $1,961,381    $   941,302
                                       ===========   ===========

5.   INVESTMENT IN AFFILIATE

     In December 1994, the Company entered into an agreement with Recycling Data Management Corporation (RDMC) regarding the Company's 50% equity interest in Recycleline, Inc. Under this agreement, the Company agreed to assign its interest in Recycleline to RDMC. As part of the agreement, the Company absorbed all expenses incurred on behalf of Recycleline during 1994 which totaled $37,135. In addition, the Company loaned Recycleline $25,000. The loan bears interest at prime (prime was 8.5% at December 31, 1995) and is secured by all RDMC outstanding stock. The loan and accrued interest is payable on December 31, 1999. In exchange for the assignment and the loan, the


- -----------------------------------------------------------------

     Company received an option to acquire 40% equity interest in Recycleline based on its book value at the exercise date.
     The option exercise period extends through December 31, 1999.

     During December 1994, the Company wrote off a note receivable from Recycleline totaling $78,877 and its remaining investment in Recycleline totaling $29,129. These amounts are included in other income, net on the Statement of Operations.


6.   LONG-TERM DEBT

     Long-term debt as of December 31, 1995 and 1994 consists of the following:

                                           1995         1994
                                           ----         ----

     Note payable to bank              $  350,000     $    -

     Notes payable; interest ranging
     from 6% to 10.99%; due in monthly
     installments of principal and
     interest totaling $2,040 with
     various maturity dates through
     May 1997; secured by automobiles
     with a net book value of
     approximately $29,300                 37,228         25,293

     Note payable; non-interest
       bearing; unsecured                     -            2,000
                                       ----------     ----------

     Total long-term debt                 387,228         27,293
     Less current maturities               19,797         14,141
                                       ----------     ----------

     Long-term maturities              $  367,431     $   13,152
                                       ==========     ==========

     As of December 31, 1995, the Company had borrowed $350,000 under its $500,000 revolving credit agreement with a financial institution. This agreement is secured by certain assets owned by the Company and affiliated companies, certain rent assignments, certain shares of the Company's stock, a life insurance policy on the Company's principal stockholder, and any assets held by the financial institution on behalf of the Company.

     In January 1996 the agreement was modified and the available revolving credit was increased to $750,000. Interest under the agreement, as amended, is payable monthly at the bank's prime rate plus .5%. This agreement is secured by the collateral identified above and is guaranteed by the Company's principal stockholder. This new agreement expires June 30, 1997. Accordingly, this note is presented on the Balance Sheet as a long-term liability as of December 31, 1995.




- -----------------------------------------------------------------

     As of December 31, 1995, aggregate maturities of long-term debt are as follows:

     1996                                           $ 19,797
     1997                                            362,075
     1998                                              5,356
                                                    --------

                                                    $ 387,228
                                                    ========

7.   COMMITMENTS

     The Company has a noncancelable operating lease agreement for certain facilities through 1998. The lease may be renewed by the Company for one successive three year period. Rent expense for 1995 and 1994 under this agreement totaled $18,442 and $18,000, respectively. Future minimum rental payments under this agreement as of December 31, 1995 are as follows:

     1996                                           $19,327
     1997                                            19,327
     1998                                            14,496
                                                    -------

                                                    $53,150
                                                    =======

     In November 1995 the Company entered into a contract to purchase certain equipment for $245,000. As of December 31, 1995, the Company's remaining commitment totaled $120,000.


8.   RELATED PARTY TRANSACTIONS

     The Company enters into various transactions with related parties including the Company's principal stockholder and affiliated companies which are controlled by the Company's principal stockholder. These transactions primarily involve advances from the Company, notes receivable, and leasing of Company facilities and vehicles. A summary of these transactions is as follows:

                                       1995            1994
                                       ----            ----

     Prepaid rent                    $   -          $  29,254
                                     =========      =========

     Accounts payable -
       affiliated company            $ 226,446      $   -
                                     =========      =========

     Rent expense                    $ 268,279      $ 249,361
                                     =========      =========

     The Company advanced $37,135 in 1994 to Recycleline. During
     December 1994, the Company wrote off these amounts (see
     Note 5).


- -----------------------------------------------------------------

     The Company has an agreement with an affiliated company owned by the Company's principal stockholder, enabling the Company to manage all aspects of the affiliated company's scrap recycling operations. The agreement provides that the Company shall retain 60% of the profits from the management of the scrap recycling operations commencing July 1, 1994. The Company includes revenue from the scrap recycling operations and the related 40% management fee in the Statement of Operations in net sales and costs of sales, respectively. The scrap recycling operations generated income before provision for income taxes to the Company totaling $728,391 in 1995 and $236,330 in 1994. This agreement may be canceled by either party upon prior written notice.

     Under certain operating lease agreements with an affiliated company owned by the Company's principal stockholder, the Company pays monthly payments of $3,750 to lease the Company's main office facility, $6,250 for facilities used in the scrap recycling operations, and $12,356 for equipment and vehicles used in the scrap recycling operations.


9.   INCOME TAXES

     Provision for income taxes consist of the following for the years ended December 31, 1995 and 1994:

                                       1995            1994
                                       ----            ----

     Current:
       Federal                       $ 386,700      $ 196,400
       State and local                  92,700         60,600
                                     ---------      ---------

         Current provision             479,400        257,000

     Deferred:
       Federal                          31,900         29,300
       State and local                   5,700          -
                                     ---------      ---------

         Deferred provision             37,600         29,300
                                     ---------      ---------

     Provision for income taxes      $ 517,000      $ 286,300
                                     =========      =========

     The difference between the actual provision for income taxes and the tax provision computed by applying the statutory
     Federal income tax rate to income before provision for income taxes is attributable to the following:

                                       1995            1994
                                       ----            ----

     Federal income tax at
       statutory rate                $ 415,200      $ 263,700

     Equity in loss of affiliate         -             (7,100)

- -----------------------------------------------------------------
                              F-12

                                       1995            1994
                                       ----            ----

     State and local income taxes,
       net of federal income
       tax effect                    $  63,000      $  40,000

     Effect of tax rate change on
       deferred tax assets              13,500        (12,200)

     Other differences, net             25,300          1,900
                                     ---------      ---------

     Provision for income taxes      $ 517,000      $ 286,300
                                     =========      =========

     Deferred tax (liabilities) assets consist of the following as of December 31, 1995 and 1994:

                                       1995            1994
                                       ----            ----

     Provisions for estimated
       liabilities                   $  17,300      $   -
     Depreciation                      (77,500)       (22,600)
                                     ---------      ---------

     Net deferred tax liabilities    $ (60,200)     $ (22,600)
                                     =========      =========

10.  OTHER INCOME, NET

     Other income, net includes approximately $650,000 in 1994 resulting from changes in estimates related to costs associated with waste collection and disposal services.


11.  CONCENTRATION OF CREDIT RISK

     As of December 31, 1995 the Company maintains cash deposits at a single financial institution of approximately $800,000 in excess of federally insured limits.

12.  MAJOR CUSTOMER

     Sales to a single customer were approximately 44% and 41% of net sales for the years ended December 31, 1995 and 1994, respectively.


13.  RETIREMENT PLAN

     During 1995, the Company sponsored a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute up to 15% of their annual compensation. Under the plan, the Company matches 10% of each employee's

- -----------------------------------------------------------------
                              F-13
     voluntary contributions. Any additional annual matching amounts made by the Company are determined by management.
     The Company's matching contributions totaled $31,111 for the year ended December 31, 1995.


14.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the year for:

                                       1995            1994
                                       ----            ----

     Interest                        $  36,760      $   2,336
     Taxes                             583,659        124,934



- -----------------------------------------------------------------
                              F-14

                           SIGNATURES
                           ----------

     In accordance with Section 13 or 15 (d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


INDUSTRIAL SERVICES OF AMERICA INC.
- -----------------------------------




By:  /s/ Harry Kletter
    -------------------------------
    Harry Kletter
    President


Date:  March 28, 1996
     ------------------------------

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      SIGNATURE            DATE                TITLE
- ----------------------    -------    --------------------------

/s/ Harry Kletter         3-28-96    Director, Chief Executive
- ----------------------
Harry Kletter                        Officer and Chief Financial
                                     Officer

/s/ Roberta Kletter       3-28-96    Director and Executive Vice
- ----------------------
Roberta Kletter                      President


/s/ Matthew L. Kletter    3-28-96    Director
- ----------------------
Matthew L. Kletter


/s/ Alan Schroering       3-28-96    Controller (Principal
- ----------------------               Accounting Officer)
Alan Schroering

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT
BY NON-REPORTING ISSUERS

     The Registrant has furnished neither an annual report to shareholders covering the fiscal year of the Registrant ended December 31, 1995, nor a proxy statement, form of proxy, on other proxy soliciting material for 1996 to its shareholders. The Registrant intends to furnish to its shareholders such an annual report and proxy statement subsequent to the filing of this Form 10-KSB with the Commission, at which time the Registrant will furnish four (4) copies of such materials to the Commission.

                         EXHIBITS

                            TO

                       FORM 10-KSB

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR

             INDUSTRIAL SERVICES OF AMERICA, INC.

                   FOR FISCAL YEAR ENDED
                     DECEMBER 31, 1995

                          EXHIBIT INDEX

Exhibit
Number                                                       Page
- -------                                                      ----

3.1 Certificate of Incorporation and Amendments of the Registrant

3.2       By-Laws of the Registrant

27        Financial Data Schedule






                                             Exhibit Index Page 1

                  CERTIFICATE OF INCORPORATION
                  ----------------------------

     We, the undersigned, desiring to form a corporation under the provisions of Chapter 10096, Acts of the Legislature of the State of Florida, 1925, and all Acts amendatory thereto, hereby make, subscribe and acknowledge before a Notary Public and file with the Secretary of State of the State of Florida certificate of incorporation as follows:
                           ARTICLE I.
     The name of the proposed corporation shall be ALSON MFG. CO., its business may be carried on throughout the State of Florida and the United States of America as may be authorized by its Board of Directors.
                           ARTICLE II.
     The general nature of the business of the corporation shall be as follows:
     To manufacture, erect and install prefabricated porches; to manufacture, erect and install kitchen cabinets and all types of steel shelving and other metal cabinets; to manufacture, assemble and install air conditioners and to repair and service all of the above and to sell the above, and to act as consultants on any of the above, both in the upkeep and servicing of all kinds of equipment, mechanical, electrical, hydraulic and other kindred items; to buy and sell land and buildings; to erect buildings thereon, to acquire leases, and otherwise acquire, own, use and dispose of property of all kinds, real, personal or mixed; to borrow money and give security for same, to give mortgages upon the assets of this corporation when deemed by the Board of Directors expedient so to do and for the performance of such other things as the Board of Directors may deem necessary and proper for the furtherance of the interests of this corporation in the exercise of the powers herein enumerated.
                          ARTICLE III
     The maximum number of shares of stock which this corporation shall have outstanding at any time shall be fifty
(50) shares, each of which shall be of no par value, and each of which shall be issued fully paid and non-assessable, and shall be payable in lawful money of the United States of America or in services or property at a just valuation to be fixed by the Directors of the corporation, at the organization meeting, or any other meeting held for that purpose.
                           ARTICLE IV
     The amount of capital with which this corporation shall begin business will be FIVE HUNDRED ($500.00) DOLLARS.
                           ARTICLE V
     This corporation shall have perpetual existence.
                           ARTICLE VI.
     The principal place of business of this corporation shall be in the City of Miami, Dade County, Florida, or any other City, County or State which the Board of Directors may authorize.
                          ARTICLE VII
     The Board of Directors of this corporation shall consist of not less than three (3) and not more than five (5) directors.

                          ARTICLE VIII
     The names and post office addresses of the officers and of the First Board of Directors of this corporation, who shall hold office for the first year of its existence, or until their successors are elected and qualified, are as follows:
Secretary -- DANIEL NEAL HELLER; 239 Shoreland Bldg., Miami, Fla.
             CATHERINE P. O'BRIEN, 239 Shoreland Bldg., Miami, Fla. HERBERT M. KLEIN, 239 Shoreland Bldg., Miami, Fla.
Treasurer -- Ralph Garbett          President -- Allen Garbett
                           ARTICLE IX
     The names and post office addresses of the subscribers to this Certificate of Incorporation, and the number of shares each agree to take are as follows:
     DANIEL NEAL HELLER, 239 Shoreland Bldg., Miami, Fla. 18 shares CATHERINE P. O'BRIEN, 239 Shoreland Bldg., Miami, Fla. 16 shares HERBERT M. KLEIN, 239 Shoreland Bldg., Miami, Fla. 16 shares
                            ARTICLE X
     The management and control of the business of the corporation shall be conducted under the direction of the Board of Directors of the following officers, who shall be elected by the Board of Directors, to wit, a President, one or more Vice-Presidents, a Treasurer and a Secretary, provided that any one or more of said offices may be held by the same person, except that the office of President shall not be held by the Secretary, or Assistant Secretary of the corporation.
     IN WITNESS WHEREOF, the incorporators have hereunto set their respective hands and seals this 30th day of September, 1953.

                              /s/ Daniel Neal Heller       (SEAL)
                              -----------------------------


                              /s/ Catherine P. O'Brien     (SEAL)
                              -----------------------------


                              /s/ Herbert M. Klein         (SEAL)
                              -----------------------------

STATE OF FLORIDA    )
                      SS
COUNTY OF DADE      )


     I HEREBY CERTIFY that on this day personally appeared before me, an office duly authorized to administer oaths and take acknowledgements, DANIEL NEAL HELLER, CATHERINE P. O'BRIEN, and HERBERT M. KLEIN, to me well known to be the persons described in and who executed the foregoing instrument, and they acknowledged before me that they executed the same freely and voluntarily for the purposes therein expressed.

     WITNESS my hand and official seal at Miami, County of Dade and State of Florida, this 30th day of September, 1953.



                              /s/ Lisa M. Perry
                              ----------------------------------
                              NOTARY PUBLIC
                              State of Florida at Large
                              My commission expires: 9-16-56

                     CERTIFICATE OF AMENDMENT

                                OF

                   CERTIFICATE OF INCORPORATION

                                OF

                          ALSON MFG. CO.
                   ----------------------------


     ALSON MFG. CO., a Florida corporation, under its corporate seal and the hands of its President, LARRY GARBETT, and Secretary, ANNE COWLEY, hereby certifies that:
                               I.
     The Board of Directors of said corporation at a meeting called and held on July 17, 1961, adopted the following resolutions:
     BE IT RESOLVED by the Board of Directors of ALSON MFG. CO., that said Board deems it advisable and hereby declares it to be advisable that Article III of the Certificate of Incorporation be amended so as to read as follows:
          The maximum number of shares of stock that this corporation is authorized to have outstanding at any one time is Five Hundred
          Thousand (500,000) shares of Common voting stock of the par value of $.01 per share.

     BE IT FURTHER RESOLVED by the Board of Directors of ALSON
MFG. CO., that said Board deems it advisable and hereby declares it to be advisable that Article VII of the Certificate of Incorporation be amended so as to read as follows:
          The number of its directors shall be not less than three but the bylaws may provide for an increase in the number of directors.

     BE IT FURTHER RESOLVED by the Board of Directors of ALSON MFG. CO., that the said Board deems it advisable and hereby declares it to be advisable to amend the Certificate of Incorporation of the corporation by the addition of Articles XI, XII and XIII, each Article reading as follows:
          ARTICLE XI: No stockholder shall be entitled as a matter of right to subscribe for or receive additional shares of any class of stock of the corporation, whether now or hereafter authorized, or any bonds, debentures or other securities convertible into stock, but such additional shares of stock or other securities convertible into stock may be issued or disposed of by the Board of Directors to such persons and on such terms as in its discretion it shall deem advisable.

          ARTICLE XII: The corporation shall indemnify any and all of its directors or officers or former directors or officers or any person who may have served at its request as a director or officer of another corporation in which it owns shares of capital stock or of which it is a creditor against expenses actually and necessarily incurred by them in connection with the defense of any action, suit or proceeding in which they, or any of them, are made parties, or a party by reason of being or having been directors or officers or a director or officer of the corporation, or of such other corporation, except in relation to matters as to which any such director or officer or former director or officer of person shall be adjudged in such action, suit or proceeding to be liable for negligence or misconduct in the performance of duty. Such indemnification shall not be deemed exclusive of any other rights to which those indemnified may be entitled, under any by-laws, agreement, vote of stockholders, or otherwise. The right of indemnification hereinabove stated shall under no circumstances extend to or include indemnification for liabilities arising under the Securities Act of 1933, as amended.

          ARTICLE XIII: No contract or other transaction between the corporation and any other corporation, firm or individual shall be affected or invalidated by the fact that any one or more of the directors or officers of this corporation is or are interested in or is a director or officer, or are directors or officers of such other corporation, or a member of such firm, and any director or directors, or officer or officers, individually or jointly, may be a party or paries to or may be interested in any contract, or transaction, of this corporation or in which this corporation is interested, and no contract, act or transaction of this corporation with any person or persons, firms or corporations, shall be affected or invalidated by the fact that any director or directors, or officer or officers, of this corporation is a party, or are parties, to or interested in such contract, act or transaction, or in any way connected with such person or persons, firm or corporation, and each and every person who may become a director or officer of this corporation is hereby relieved from any liability that might otherwise exist from contracting with the corporation for the benefit of himself or any firm or corporation in which he may be in anywise interested.

     BE IT FURTHER RESOLVED by the Board of Directors that a special meeting of the stockholders of record entitled to vote for the consideration of said amendments be, and the same is hereby called to be held in Miami, Florida, on August 14, 1961 at 10 o'clock in the forenoon.
                               II.
     The meeting of the stockholders of the corporation called to be held by the Board of Directors, as aforesaid, was held on August 2, 1961, and at said meeting of the stockholders said amendments to the Certificate of Incorporation were duly adopted by the unanimous vote of all the stockholders.

     IN WITNESS WHEREOF, said corporation has caused this Certificate to be signed in its name by its President and its corporate seal to be hereunto affixed and attested by its Secretary, this, the 16 day of August, 1961.
                              ALSON MFG. CO.


                              By /s/ Larry Garbett
                                 -------------------------------
                                                     President
ATTEST:

/s/ Anne Cowley Garbett
- --------------------------
          Secretary

STATE OF FLORIDA    )
                      SS:
COUNTY OF DADE      )

     On this day personally appeared before me, the undersigned officer duly authorized by the laws of the State of Florida to take acknowledgments, LARRY GARBETT, President of ALSON MFG. CO., a Florida corporation, and acknowledged that he executed the above and foregoing Certificate of Amendment as such officer for and on behalf of such corporation after having been duly authorized to do so; also personally appeared before me, at the same time, ANNE COWLEY GARBETT, Secretary of said corporation, and acknowledged that she attested the foregoing Certificate of Amendment as such officer for and on behalf of said corporation after having been duly authorized to do so.
     WITNESS my hand and official seal at Miami, Dade County, Florida, this 16 day of August, 1961.

                              /s/
                              ----------------------------------
                              Notary Public, State of Florida at
                              Large

                              My Commission expires: 1-15-65

                    CERTIFICATE OF AMENDMENT
                              TO THE
                   CERTIFICATE OF INCORPORATION
                           ALSON MFG. CO.
                  -------------------------------

     ALSON MFG. CO., a Florida corporation, under its corporate seal and the hands of its President, LAWRENCE GARBETT, and its Secretary, DONALD GARBETT, hereby certifies that:
     The Board of Directors and all Stockholders of said Corporation, at a Joint Meeting duly called in Miami, Florida, on January 13, 1969, unanimously adopted the following resolutions:
          RESOLVED: That Article I of the Certificate of Incorporation of ALSON MFG. CO. be deleted in its entirety and the following be substituted therefor:

                            ARTICLE I

               "That the name of this corporation is:

                      ALSON MFG. CO., INC.

          RESOLVED:  That Article II of the
          Certificate of Incorporation be deleted in its entirety and the following be substituted therefor:

                           ARTICLE II

               "That the general nature of the business to be transacted by this Corporation shall be as follows:
               A. To design, manufacture, fabricate, acquire, buy, sell, and in any manner dispose of, lease, repair, erect, connect, install and generally deal and trade in and with lighting fixtures, electrical fixtures, electrical lighting fixtures, electric machinery, electric devices and general electric equipment, appliances, specialties, merchandise, parts, supplies and materials of every nature and description, and to design, manufacture, fabricate, acquire, buy, sell and dispose of in any manner, and generally deal in any and all machinery, equipment, apparatus, articles, goods, wares and merchandise suitable in connection with the foregoing objects.

               B. To acquire, by purchase or otherwise, for investment or resale, and to own, operate, subdivide, map or plat, lease, let, mortgage and sell, or otherwise dispose of, for cash or on credit, by conveyance, agreement for deed, or other appropriate instrument, and generally, to deal and traffic as the owner, or as agent or broker, in real, personal and mixed property, and any interest or estate therein, including subdivisions, hotels, apartment houses or business houses, factories and warehouses, residences, estates and manufacturing sites and any lot or parcel of land upon which they are located; and to create, own, lease, sell, operate and deal in freehold and leasehold estates of any and all character whatsoever, and in connection therewith, to own, lease and operate auto-bus lines or other means of conveyance; and to manufacture, buy, sell, exchange, and generally, for cash or on credit, to deal at wholesale or at retail, as agent, broker or owner, in goods, wares, and merchandise, and other personal property of all description whatsoever.

               C. To engage in the business of a contractor and builder, and to erect, plan, outline and conceive of all manner of structures, and to do all and every act necessary and consistent with the work of a contractor and builder.

               D. To carry on business in the United States or elsewhere, as factors, agents, commission merchants or merchants to buy, sell, manipulate and deal in, at wholesale or at retail, any merchandise, goods, wares, products and commodities of every sort, kind or description, and to carry on any other business, whether manufacturing or otherwise, which can be conveniently carried on with any of the corporation's objects; to open stores, offices or agencies throughout the United States or elsewhere, or to allow or cause the legal estate and interest in any properties or business required, acquired, established or carried on by the corporation to remain in or to be vested in the name of, or carried on by any other corporation formed or to be formed, and either upon trust for, or as agents or nominees of this corporation, and to manage the affairs or take over and carry on the business of any such other corporation formed or to be formed, and to exercise all or any of the powers of any such corporation, or of holders of shares of stock or securities thereof, and to receive and to distribute as profits the dividends and interest on such shares of stock and securities; to purchase or otherwise acquire and undertake, all or any part of the business, property and liabilities of any persons or corporations, to carry on any kind of business which this corporation is authorized to carry on; to enter into partnership or take or make any arrangement for sharing profits, union of interests, reciprocal concessions, or cooperate with any person or corporation carrying on or about to carry on any business which this corporation is authorized to carry on, or any business or transaction capable of being conducted so as, directly or indirectly, to benefit this corporation.

               E.   To guarantee, to acquire by purchase,
                    subscription, or otherwise, hold for
                    investment, or otherwise, sell, assign,
                    transfer, mortgage, pledge or otherwise
                    dispose of the shares of the capital stock of, or any bonds, securities or evidences of indebtedness created by any other corporation or corporations of the State of Florida, or any other state or government, domestic or foreign; and while the owner of any such stocks, bonds, securities and evidences of indebtedness, to exercise all the rights, powers and privileges of ownership, including the right to vote thereon for any and all purposes; to aid by loan, subsidy, guaranty or in any other manner whatsoever so far as the same may be permitted in the case of corporations organized under the General Corporation Laws of the State of Florida, any corporation whose stocks, bonds, securities or other obligations are or may be in any manner and at any time owned, held or guaranteed, and to do any and all other acts or things for the preservation, protection, improvement or enhancement in value of any such stocks, bonds, securities or other obligations; and to do all and any such act or things designed to accomplish any such purpose.

               F. To acquire in any manner, enjoy, utilize, hold, sell, assign, lease, mortgage or otherwise dispose of, letters patent of the United States or of any foreign country, patents, patent rights, licenses and privileges, inventions, improvements and processes, copyrights, trademarks and trade names or pending applications therefor, relating to or useful in connection with any business of the corporation or any other corporation in which the corporation has or may have an interest as a stockholder or otherwise.

               G.   To borrow money and contract debts when
                    necessary for the transaction of its
                    business or for the exercise of its
                    corporate rights, privileges or franchises, or for any other lawful purpose of its incorporation; to issue bonds, promissory notes, bills of exchange, debentures and other obligations and evidences of indebtedness payable at a specified time or times, or payable upon the happening of a specified event or events, secured or unsecured, from time to time, for moneys borrowed, or in payment for property acquired, for any of the other objects or purposes of the corporation or for any of the objects of its business; to secure the same by mortgage or mortgages, or deed or deeds of trust, or pledge or other lien upon any or all of the property, rights, privileges or franchises of the corporation, wheresoever situated, acquired or to be acquired; and to confer upon the holders of any debentures, bonds or other evidences of indebtedness of the corporation, secured or unsecured, the right to convert the principal thereof into any preferred or common stock of the corporation now or hereafter authorized, upon such terms and conditions as shall be fixed by the Board of Directors; to sell, pledge or otherwise dispose of any or all debentures or other bonds, notes and other obligations in such manner and upon such terms as the Board of Directors may deem judicious, subject, however, to the provisions of the By Laws of the corporation."

     RESOLVED:  That Article III of the Certificate of
     Incorporation of the Corporation be deleted in its entirety and the following be substituted therefor:

                           ARTICLE III

          "The corporation is authorized to issue two million (2,000,000) shares of common voting stock of the par value of one cent ($.01) per share. The corporation is prohibited from the issuance of any non-voting stock.
          "The corporation shall have the full power and lawful authority to accept property, real, personal and mixed, labor and services, in payment of shares of its capital stock, in lieu of cash, at a just valuation, to be fixed by its Board of Directors.
          "The shares of the capital stock of the corporation, when certificates thereof shall be issued, shall be fully paid and non-assessable.
          "Shares of the capital stock of the corporation shall be transferred only on the books of the corporation by the holder thereof in person, or by his attorney, upon the surrender and cancellation of a certificate or certificates for like number of shares."
     RESOLVED: That Article VII of the Certificate of Incorporation be deleted in its entirety and the following substituted therefor:

                           ARTICLE VII

          "That the business of the corporation shall be conducted by a Board of Directors which shall consist of not less than three (3) nor more than nine (9) members, as the same may be provided by the By Laws of the corporation." IN WITNESS WHEREOF, said corporation has caused this
Certificate of Amendment to be signed in its name by its President and its corporate seal to be hereunto affixed and attested by its Secretary, this 13th day of January, 1969.

(CORPORATE SEAL)                   ALSON MFG. CO.

ATTEST: /s/ Donald Garbett         By: /s/ Lawrence Garbett
       -----------------------         -------------------------
- -
       Donald Garbett,                Lawrence Garbett, President
       Secretary

STATE OF FLORIDA    )
                    : ss.
COUNTY OF DADE      )

     On this day personally appeared before me, the undersigned officer, duly authorized by the laws of the State of Florida to take acknowledgments of deeds, LAWRENCE GARBETT and DONALD GARBETT, President and Secretary, respectively, of ALSON MFG. CO., a Florida corporation, and acknowledged that they executed the above and foregoing Certificate of Amendment of the Certificate of Incorporation of ALSON MFG. CO., as such officers, for and on behalf of said corporation, after having been duly authorized to do so.
     WITNESS my hand and official seal at Miami, Dade County, Florida, this 13th day of January, 1969.
                              /s/
                              ----------------------------------
                              NOTARY PUBLIC
                              State of Florida at Large

     My commission expires: 9-4-69
                  CERTIFICATE OF AMENDMENT TO
                  CERTIFICATE OF INCORPORATION
                    OF ALSON MFG. CO., INC.
                  ----------------------------


     ALSON MFG. CO., INC., a Florida corporation, under its corporate seal and the hands of its President, Lawrence Garbett, and its Secretary, Donald Garbett, hereby certifies that:
     1. The Board of Directors of said corporation, at a Special Meeting duly called in Miami, Florida, on May 15, 1970, unanimously adopted the following resolution:
       RESOLVED: That Article I of the Certificate of Incorporation of Alson Mfg. Co., Inc. be deleted in its entirety and the following be substituted therefor:
                           "ARTICLE I
       "That the name of this corporation is: ALSON INDUSTRIES, INC."

     2. The Annual Meeting of Stockholders of the corporation was called and held on July 24, 1970, to consider the resolution hereinabove set forth and at said Annual Meeting of Stockholders the said amendment to the Certificate of Incorporation was adopted by the unanimous vote of all stockholders present in person and by proxy, who represented a majority of the issued and outstanding common stock of said corporation.
     IN WITNESS WHEREOF, said corporation has caused this Certificate to be signed in its name by its President and its corporate seal to be hereunto affixed and attested by its Secretary this 24th day of July, 1970.

                              ALSON MFG. CO., INC.

                              By /s/ Lawrence Garbett
                                 -------------------------------
                                      Lawrence Garbett
                                           President


[CORPORATE SEAL]


Attest: /s/ Donald Garbett
        -----------------------
            Donald Garbett
               Secretary

STATE OF FLORIDA    )
                    : ss.
COUNTY OF DADE      )

     BEFORE ME, the undersigned authority, on this 24th day of July, 1970, personally appeared LAWRENCE GARBETT and DONALD GARBETT, President and Secretary, respectively, of ALSON MFG. CO., INC., who, being first duly sworn, acknowledged that they executed the foregoing Certificate of Amendment to Certificate of Incorporation of Alson Mfg. Co., Inc., as such officers, for and on behalf of said corporation, after having been duly authorized to do so.

     WITNESS my hand and seal at Miami, Dade County, Florida,
this 24th day of July, 1970.
                              /s/
                              --------------------------------
                              NOTARY PUBLIC
                              State of Florida at Large


My commission expires:

September 4, 1978

                     ARTICLES OF AMENDMENT
                     ---------------------
                             TO THE
                             ------
                   ARTICLES OF INCORPORATION
                   -------------------------
                               OF
                               --
                    ALSON INDUSTRIES, INC.
                    ----------------------


     Pursuant to the provisions of Sections 607.177, 607.181, and
607.187 of the Florida General Corporation Act (Chapter 607 of the Florida Statutes), the Articles of Amendment to the Articles of Incorporation of Alson Industries, Inc. ("Corporation") are hereby adopted:
     1)   The name of the Corporation is Alson Industries, Inc.
     2)   The Amendments to the Articles of Incorporation adopted
          are as follows:
                            ARTICLE I
                            ---------

     Article I of the Articles of Incorporation is amended so
that the name of the Corporation is now and hereafter Industrial
Services of America, Inc.
                           ARTICLE II
                           ----------

     Article II of the Articles of Incorporation of the Corporation are amended to include the additional business purposes of the Corporation as follows:
     To engage in the business of consulting with large corporations for their waste management problems; to manufacture, purchase, and resell various types of waste management equipment; the leasing, servicing, manufacturing, and purchase and reselling of parts for said equipment; to buy and sell land and buildings; to erect buildings thereon, to acquire leases, and otherwise acquire, own, use, and dispose of property of all kinds, real, personal, or mixed; to borrow money and give security for same, to give mortgages upon the assets of this Corporation when deemed by the Board of Directors expedient so to do for the performance of such other things as the Board of Directors may deem necessary or proper for the furtherance of the interests of this Corporation in the exercise of the powers enumerated; and to engage in any and all other business activities authorized by law.

                           ARTICLE III
                           -----------

     Article III of the Articles of Incorporation of the Corporation is amended as follows:
     The maximum number of shares of Common Voting Stock that this Corporation is authorized to have outstanding at any one time is ten million (10,000,000) shares of the par value of one cent ($.01) per share.

     The Corporation is also authorized to issue two hundred thousand (200,000) shares of Non-Voting Preferred Stock having a par value of Ten Dollars ($10.00) per share.

     The Preferred shares may be issued from time to time in one or more series.

     The Board of Directors is hereby authorized to fix or alter the designations, preferences, and relative, participating, optional, or other special rights and qualifications, limitations, or restrictions of such preferred shares, including, without limitation of the generality of the foregoing, dividend rights, dividend rates, conversion rights, voting rights, rights and terms of redemption (including sinking fund provisions), the redemption price or prices and liquidation preferences of any wholly unissued series of preferred shares, and the number of shares constituting any such series and the designation thereof, or any of them; and to increase or decrease the number of shares of that series, but not below the number of shares of such series then outstanding. In case the number of shares of any series shall be so decreased, the shares constituting such decreases shall resume the status which they had prior to the adoption of the resolution originally fixing the number of shares of such series.

     In all other particulars, the Articles of Incorporation of the Corporation, as previously amended, remain unaltered.
     Harry Kletter and Roberta Kletter do hereby certify that they are the President and Assistant Secretary, respectively, of Alson Industries, Inc., a Florida corporation; that at a duly called special meeting of the shareholders of the Corporation held on July 10, 1984, pursuant to notice duly sent to all shareholders entitled to vote at that meeting, and with a quorum present, the said shareholders, by at least a majority of the number of shares entitled to vote, adopted the foregoing Articles of Amendment to the Articles of Incorporation of Alson Industries, Inc.
     IN TESTIMONY WHEREOF, Harry Kletter and Roberta Kletter, President and Assistant Secretary, respectively, of the Corporation, have executed these Articles of Amendment on behalf of the Corporation and Harry Kletter, the President of the Corporation, has acknowledged these Articles of Amendment this 17th day of July, 1984.

                          ALSON INDUSTRIES, INC.


                          By: /s/ Harry Kletter
                             -------------------------------
                             Harry Kletter, President


                          By: /s/ Roberta Kletter
                             -------------------------------
                             Roberta Kletter,
                             Assistant Secretary


STATE OF KENTUCKY
COUNTY OF JEFFERSON

     The undersigned, a Notary Public in and for the State and County aforesaid, does hereby certify that on this date, Harry Kletter signed the foregoing Articles of Amendment to the Articles of Incorporation of Alson Industries, Inc., before me and acknowledged the name as his true act and deed on behalf of the Corporation and swore the same to be true.

     My commission expires:  Jan. 26, 1987.

     IN TESTIMONY WHEREOF, witness my signature this 17th day of July, 1984.


(SEAL)                        /s/ Roberta Kletter
                              ----------------------------------
                              Notary Public, Jefferson County
                              Kentucky

                       ARTICLES OF MERGER
                       ------------------


     Pursuant to the provisions of Section 607.224 of the Florida General Corporation Act the undersigned domestic and foreign corporations have adopted the following Articles or Merger for the purpose of merging Computerized Waste, Inc. into Industrial Services of America, Inc.:
1) The names of the constituent corporations and the states under the laws of which each is organized are:
     NAME OF CORPORATION                     STATE
     -------------------                     -----

     Industrial Services of America, Inc.   Florida

     Computerized Waste, Inc.               Massachusetts

2) The laws under which such foreign corporation is organized permit such merger pursuant to the Annotated Laws of Massachusetts, Chapter 156B, Sections 78 and 79.
3) The name of the surviving Corporation is Industrial Services of America, Inc. and it is to be governed by the laws of the State of Florida.
4) Each outstanding share of Computerized Waste, Inc. Common Voting Stock, no par value per share shall be exchanged for one thousand (1000) shares of Industrial Services of America, Inc. Common Voting Stock, having a par value of one cent ($.01) per share.
5) The plan of merger was adopted by the shareholders of Industrial Services of America, Inc. on December 19, 1984, in the manner prescribed for in Section 607.221 of the Florida General Corporation Act and was adopted by the shareholders of Computerized Waste, Inc. on December 31, 1984 in the manner prescribed by the laws of Massachusetts, the state under which it was organized.
6) No changes have been made in the Articles of Incorporation of Industrial Services of America, Inc., the surviving corporation, as a result of this merger.
7)   The effective date of the merger is January 1, 1985.

Dated December 31, 1984.
                             Industrial Services of America, Inc.


                             /s/ Harry Kletter
                             ---------------------------------------
                             By:  Harry Kletter, President


                            /s/ Roberta Kletter
                            ---------------------------------------
                            By:  Roberta Kletter, Secretary


                            Computerized Waste, Inc.


                            /s/ Harry Kletter
                            ---------------------------------------
                            By:  Harry Kletter, President


                            /s/ Joseph D. Freedman
                            ---------------------------------------
                            By:  Joseph D. Freedman, Secretary


State of Kentucky   )
                    )
County of Jefferson )

The foregoing instrument was acknowledged before me this 31st day of December, 1984, by Harry Kletter, President and Roberta
Kletter, Secretary on behalf of Industrial Services of America,
Inc. and by Harry Kletter, President of Computerized Waste, Inc.
on behalf of said corporation.

                                   /s/ Roberta Kletter
                                   -----------------------------
                                   Notary Public

(SEAL)
                    My Commission Expires:  1-26-87

                             BY-LAWS

                      ALSON MFG. CO., INC.
                      --------------------

                     (A Florida Corporation)


                            ARTICLE I
                            ---------

                             Offices
                             -------

          SECTION 1.  HOME OFFICE.  The home office shall be
          ---------   -----------
2690 N.E. 191st Street, Miami, Florida.

          SECTION 2.  PRINCIPAL OFFICE.  The principal office
          ---------   ----------------
shall be 2690 N.E. 191st Street, Miami, Florida.

          SECTION 3.  OTHER OFFICES.  The corporation may also
          ---------   -------------
have an office or offices at such other place or places within or without the State of Florida as the Board of Directors may, from time to time, designate or the business of the Corporation may require.

                           ARTICLE II
                           ----------

                     Stockholders' Meetings
                     ----------------------

          SECTION 1.  ANNUAL MEETING.  The annual meeting of the
          ---------   --------------
stockholders of the corporation, shall be held at the office of the Corporation in the State of Florida, or at such other place within or without the State of Florida as may be determined by the Board of Directors and as shall be designated in the notice of said meeting, on the Third Tuesday in the month of May of each year (or if said day be a legal holiday) the on the next succeeding day not a legal holiday), at 10:00 o'clock in the forenoon, for the purpose of electing directors for the ensuing year, and for the transaction of such other business as may be properly brought before the meeting, unless the Board of Directors previously shall have fixed a different date for the meeting.

          SECTION 2.  SPECIAL MEETING.  Special meeting of stock-
          ---------   ---------------
holders other than those regulated by statute, may be called at any time by a majority of directors. Notice of such meeting stating the purpose for which it is called shall be served personally or by mail, not less than ten (10) days before the date set for such meeting. If mailed, it shall be directed to a stockholder at his address as it appears on the stock book; but at any meeting at which all stockholders shall be present, or of which stockholders not present have waived notice in writing, the giving of notice as above described may be dispensed with. The Board of Directors shall also, in like manner, call a special meeting of stockholders whenever so requested in writing by stockholders representing not less than a majority of the capital stock of the company. No business other than that specified in the call for the meeting, shall be transacted at any meeting of the stockholders.
          SECTION 3.  NOTICE AND PURPOSE OF MEETINGS.  Notice of
          ---------   ------------------------------
the purpose or purposes and of the time and place within or without the State of Florida of every meeting of stockholders, annual or special, shall be given in accordance with the Laws of the State of Florida, and shall be in writing and signed by the President, Vice-President or the Secretary, and a copy thereof shall be served either personally or by mail or by any other lawful means, not less than ten (10) days before the meeting, upon each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be directed to each stockholder at his address, as it appears on the stock book; unless he shall have filed with the Secretary of the corporation a written request that notices intended for him be mailed to some other address, in which case it shall be mailed or transmitted to the address designated in such request. Except as otherwise expressly provided by statute, no publication of any notice of a meeting of stockholders shall be required to be given to any stockholder who shall, in person or by attorney thereunto authorized, waive such notice in writing or by telegraph, cable, radio or wireless either before or after such meeting. Except where otherwise required by law, notice of any adjourned meeting of the stockholders of the corporation shall not be required to be given. However, stockholders holding one-half of the outstanding stock may execute a written waiver of any and all notices, and when such waiver is had, the proceedings of such meeting shall be as valid and binding as though the meeting were legally called.
          SECTION 4.  QUORUM.  A quorum at all meetings of stock-
          ---------   ------
holders shall consist of the holders of record of a majority of the shares of the Common Stock of the corporation, issued and outstanding, entitled to vote at the meeting, present in person or by proxy, except as otherwise provided by law or the Certificate of Incorporation.
          In the absence of a quorum at any meeting or any adjournment thereof, a majority of the Common stockholders present in person or by proxy and entitled to vote may adjourn such meeting from time to time. At any such adjourned meeting at which a quorum is present, any business may be transacted which might have been transacted at the meeting as originally called.

          SECTION 5.  ORGANIZATION.  Meetings of the stockholders
          ---------   ------------
shall be presided over by the President, or if he is not present, by the Secretary, or if neither the President nor the Secretary is present, by a Vice-President or by a Chairman to be chosen by a majority of the common stockholders entitled to vote who are present in person or by proxy at the meeting. The Secretary of the corporation, or should he be absent or serve as Chairman, a Vice-President or an Assistant Secretary, shall act as Secretary of every meeting, but if neither the Vice-President nor an Assistant Secretary is present, the Chairman shall choose any person present to act as Secretary of the meeting.
          At the annual meeting of stockholders the order of business, subject to change directed by the Chairman or voted by the stockholders, shall be as follows:
          1.   Calling Meeting to Order
          2.   Proof of Notice of Meeting
          3. Reading of Minutes of last previous annual meeting.
          4.   Reports of Officers
          5.   Reports of committees
          6.   Election of directors
          7.   Miscellaneous business

          SECTION 6.  VOTING.  Except as otherwise provided in
          ---------   ------
the By-Laws, the Certificate of Incorporation, or by the Laws of the State of Florida, at every meeting of the stockholders, each stockholder of the corporation entitled to vote at such meeting shall have one vote in person or by proxy for each share of stock held by him and registered in his name on the books of the corporation at the time of such meeting. Any vote on stock of the corporation may be given by the stockholder entitled thereto in person or by his proxy appointed by an instrument in writing, subscribed by such stockholder or by his attorney thereunto authorized and delivered to the Secretary of the meeting; provided, however, that no proxy shall be noted on after three
(3) years from its date unless said proxy provides for a longer period. Except as otherwise required by statute, by the Certificate of Incorporation or these By-Laws, elections of Directors and all other elections and voting with regard to any corporate matters coming before any meeting of the stockholders shall be decided by vote of a plurality in interest of the stockholders of the corporation present in person or by proxy at such meeting, and entitled to vote thereat, a quorum being present.
          SECTION 7.  LIST OF STOCKHOLDERS.  A complete list of
          ---------   --------------------
the stockholders entitled to vote at the ensuing election, and the number of voting shares held by each shall be made available at the meeting by the Secretary, or other officer of the corporation and such list may be prepared by the company or the Transfer Agent and shall, during the whole time of said election, be open to the examination of any inspectors of election.

          SECTION 8.  INSPECTORS OF ELECTION.  At all elections
          ---------   ----------------------
of directors, or in any other case in which inspectors may act, two inspectors of election shall be appointed by the chairman of the meeting, except as otherwise provided by the law. The inspectors of election shall take and subscribe on oath faithfully to execute the duties of inspectors at such meeting with strict impartiality, and according to the best of their ability, and shall take charge of the polls and after the vote shall have been taken, shall make certificate of the result thereof, but no director or candidate for the office of directors shall be appointed as such inspector. If there be a failure to appoint inspectors or if any inspector appointed be absent or refuse to act, or if his office becomes vacant, and should the Chairman not appoint said inspectors, the stockholders present at the meeting, by a per capita vote, may choose temporary inspectors of the number required.
                           ARTICLE III
                           -----------

                            DIRECTORS
                            ---------

          SECTION 1.  POWERS, NUMBER, QUALIFICATIONS, TERMS,
          ---------   --------------------------------------
QUORUM AND VACANCIES.  The property, affiars and business of the
- --------------------
corporation shall be managed by its Board of Directors, consisting of three (3) persons or more, as hereinafter provided. Except as hereinafterprovided, directors shall be elected at the annual meeting of the stockholders and each director shall be elected to serve for one (1) year and until his successor shall be elected and shall qualify. Two directors shall have power from time to time, and at any time, when the stockholders as such are not assembled in a meeting, regular or special, to increase or decrease their own number by an amendment to these By-Laws, but in accordance with the requirements of the Certificate of Incorporation. If the number of directors be increased the additional directors may be elected by a majority of the directors in office at the time of the increase to serve until the next annual meeting of the stockholders, or if not so elected prior to the next annual meeting of the stockholders, they shall be elected by the stockholders. The number of directors shall never be less than three (3).
          Directors need not be stockholders.
          Half of the members of the Board of Directors then acting, or a majority of these be an odd number, acting at a meeting duly assembled, shall constitute a quorum for the transaction of business, but if at any meeting of the Board of Directors there shall be less than a quorum present, a majority of those present may adjourn the meeting, without further notice, from time to time until a quorum shall have been obtained.

          In case one or more vacancies shall occur in the Board of Directors by reason of death, resignation or otherwise, the remaining directors, although less than a quorum, may, by a majority vote, elect a successor or successors for the unexpired term or terms.
          SECTION 2.  MEETINGS.  Meetings of the Board of
          ---------   --------
Directors shall be held at such place within or outside the State of Florida as may from time to time be fixed by resolution of the Board of Directors, or as may be specified in the notice of the meeting, or as provided for by the Certificate of Incorporation. Regular meetings of the Board of Directors shall be held at such times as may from time to time be fixed by resolution of the Board of Directors. Special meetings may be held at any time upon the call of the President or any Vice-President or the Secretary or any two Directors by oral, telegraphic or written notice duly served on or sent or mailed to each director not less than two (2) days before such meeting. A meeting of the Board of Directors may be held without notice immediately after the annual meeting of stockholders. Notice need not be given of regular meetings of the Board of Directors. Meetings may be held at any time without notice if all the directors are present, or if at any time before or after the meeting those not present waive notice of the meeting in writing.
          The Chairman of the Board shall preside at such meeting, but the following officers may preside in his absence in the following order only if they are directors. The President, the Secretary, the Vice-President.
          SECTION 3.  COMMITTEES.  The Board of Directors may, in
          ---------   ----------
its discretion, by the affirmative vote of a majority of the whole Board of Directors, appoint committees which shall have and may exercise such powers as shall be conferred or authorized by the resolutions appointing them. A majority of any such committee, if the committee be composed of more than two (2) members, may determine its action and fix the time and place of its meetings, unless the Board of Directors shall otherwise provide. The Board of Directors, shall have power at any time to fill vacancies in, to change the membership of, or to discharge any such committee.
          SECTION 4.  EXECUTIVE COMMITTEE.  The Board of
          ---------   -------------------
Directors may form an Executive Committee, to consist of two (2) or more directors elected by resolution passed by a majority of the entire Board, and to which the Board of Directors may direct or delegate from time to time all or part of the duties and powers of the Board of Directors with the exception of those duties and powers specifically prohibited by the Laws of the State of Florida, said Committee when so designated and elected shall have the authority to act in the place and stead of the Board of Directors, and may meet at any stated time within or without the State of Florida, on notice to all of the members of the Executive Committee by any of their own number. Should any of the following officers be on the Executive Committee a chairman shall be chosen from among them but in the order stated:
(1) Chairman of the Board of Directors, (2) President, (3) Secretary, (4) Vice-President, (5) Treasurer. During the intervals between meetings of the Board, such Committee shall advise with and aid the officers of the corporation in all matters concerning its interest and management of its business, and generally perform such duties and powers as may be directed or delegated by the Board of Directors from time to time. Membership of the Committee may be increased by, and vacancies therein may be filled by, the Board of Directors.
          SECTION 5.  DIVIDENDS.  Subject always to the
          ---------   ---------
provisions and requirements of the Law, the Certificate of Incorporation and The Amendment to the Certificate of Incorporation, the Board of Directors shall have full power to determine whether any, and if any, what part of any, funds legally available for the payment of dividends shall be declared in dividends and paid to stockholders; the division of the whole or any part of such funds of the corporation shall rest wholly within the lawful discretion of the Board of Directors, and it shall not be required at any time, against such discretion, to divide or pay any part of such funds among or to the stockholders as dividends or otherwise; and the Board of Directors may fix a sum which may be set aside or reserved over and above the capital paid in to the corporation as working capital for the corporation or as a reserve for any proper purpose, and from time to time may increase, diminish, and vary the same in its absolute judgment and direction.
          The Board of Directors shall, prior to the declaration of any dividend, fix a date no more than sixty(60) nor less than ten (10) days prior to the payment date on which stockholders of record on such fixed date shall be entitled to receive such dividend thereafter payable, notwithstanding such such date may precede determination of any period, provided for by the Certificate of Incorporation, for which a dividend may be payable.
          SECTION 6.  REMOVAL OF DIRECTORS.  At any special
          ---------   --------------------
meeting of the directors, duly called as provided in these By-laws, any director or directors may by the affirmative vote of a majority of all of the directors be removed from office, either with or without cause, and his successor or their successors may be elected at such meeting.
          SECTION 7.  INDEMNIFICATION OF DIRECTORS AND OFFICERS.
          ---------   -----------------------------------------
Each director officer, whether or not then in office, shall be indemnified by the corporation against all costs and expenses reasonably incurred by or imposed upon him in connection with or arising out of any action, suit, or proceeding in which he may be involved by reason of his being or having been a director or officer of the corporation, such expenses to include the cost of reasonable settlements (other than amounts paid to the corporation itself) made with a view to curtailment of costs of litigation.

                           ARTICLE IV.
                           -----------

                            OFFICERS
                            --------

          SECTION 1.  NUMBER.  The Board of Directors shall meet
          ---------   ------
as soon after the election thereof held in each year and shall from among them elect a Chairman to be known as the Chairman of the Board of Directors, and to preside at Directors' Meetings and at meetings of the Executive Committee, and shall, in addition, elect a President, chosen from the members of the Board, a Secretary, and a Treasurer, and from time time may appoint one or more Vice-Presidents and such Assistant Secretaries, Assistant Treasurers and such other officers, agents and employees as it may deem proper. Any two officers may be held by the same person; more than two officers other than the officers of President and Secretary, may be held by the same person.
          SECTION 2.  TERM AND REMOVAL.  The term of office of
          ---------   ----------------
all officers shall be one (1) year and until their respective successors are elected thereafter and qualify, but any officer may be removed from office, either with or without cause, at any time by the affirmative vote of a majority of the members of the Board of Directors then in office. A vacancy in any office arising from any cause maybe filled for the unexpired portion of the term by the Board of Directors.
          SECTION 3.  POWERS AND DUTIES.  The officers of the
          ---------   -----------------
corporation shall each have such powers and duties as generally pertain to their respective offices, as well as such powers and duties as from time to time may be conferred by the Board of Directors. The Vice-President and Vice-Presidents, the Assistant Secretary or Assistant Secretaries and the Assistant Treasurer or Assistant Treasurers shall, in the order of their respective seniorities, in the absence or disability of the President, Secretary or Treasurer respectively, perform the duties of such officer or shall generally assist the President, Secretary or Treasurer, respectively.
                            ARTICLE V
                            ---------

                     CERTIFICATION OF STOCK
                     ----------------------

          SECTION 1.  FORM AND TRANSFERS.  The interest of each
          ------------------------------
stockholder of the corporation shall be evidenced by certificates for shares of stock, certifying the number of shares represented thereby and in such form not inconsistent with the Certificate of Incorporation as the Board of Directors may from time to time prescribe.

          Transfers of shares of the capital stock of the corporation shall be made only on the books of the corporation by the registered holder thereof, or by his attorney thereunto authorized by power of attorney duly executed and filed with the Secretary of the Corporation, or with a tranfer clerk or a Transfer Agent, appointed as in Section 4 of this Article provided, and on surrender of the certificate or certificates for such shares properly endorsed and the payment of all taxes thereon. The person in whose name shares of stock stand on the books of the corporation shall be deemed the owner thereof for all purposes as regards the corporation; provided that whenever any transfer of shares shall be made for collateral security, and not absolutely, such fact, if known to the Secretary of the corporation, shall be so expressed in the entry of transfer.
The Board may, from time to time, make such additional rules and regulations as it may deem expedient, not inconsistent with these By-Laws, concerning the issue, transfer, and registration of certificates for shares of the capital stock of the corporation.
          Certificates of stock or Warrants shall be signed by the President or a Vice-President and by the Secretary or an Assistant Secretary or the Treasurer or an Assistant Treasurer, and sealed with the seal of the corporation. Such seal may be a facsimile, engraved or printed. Where any such certificate is signed by a Transfer Agent or a transfer clerk, the signatures of the President, Vice-President, Secretary, Assistant Secretary, Treasurer or Assistant Treasurer upon such certificate may be facsimiles, engraved or printed. In case any such officer who has signed or whose facsimile signature has been placed upon such certificate shall have ceased to be such before such certificate is issued, it may be issued by the corporation with the same effect as if such officer had not ceased to be such at the time of its issue.
          SECTION 2.  CLOSING OF TRANSFER BOOKS.  The board of
          ---------   -------------------------
Directors shall have power to close the stock transfer books of the corporation for a period not exceeding sixty (60) days before any stockholders' meeting or to otherwise provide for a cut-off or fixed date, which shall consist of the last date as of which stockholders of record as of such date will be entitled to any dividends; or on which the consent or dissent of stockholders may be effectively expressed for any purpose without a meeting; or the date fixed for the payment of any divident or the making of any distribution; or for the delivery of evidences of rights or evidences of interests arising out of any change, conversion, exercise or exchange of capital stock or warrants or option; or as the time as of which stockholders entitled to notice of and to vote at any meeting; or whose consent or dissent is required or may be expressed for any purpose; or entitled to receive any such divident or distribution; or on which rights or interests shall be determined; and all persons who are holders of record of voting stock at such time and no others shall be entitled to notice of and to vote at such meeting or to express their consent or dissent, as the case may be, and only stockholders of record at the time so fixed shall be entitled to receive such divident, distributions, rights or interests notwithstanding the fact that the period for which any distribution is made or divident is payable expires after the closing of said transfer books or the fixing or setting of said cut-off, fixed or last date.

          SECTION #3.  LOST, STOLEN, DESTROYED OR MUTILATED
          ----------   ------------------------------------
                       CERTIFICATES
                       ------------
          No certificate for shares of stock in the corporation shall be issued in place of any certificate alleged to have been lost, destroyed or stolen, except on production of such evidence of such loss, destruction or theft, and on delivery to the corporation if the Board of Directors shall so require, of a bond of indemnity in such amount (not exceeding twice the value of the share represented by such certificate), upon such terms and secured by such surety as the Board of Directors may, in its discretion, require.
          SECTION 4.  TRANSFER AGENT.  The Board of Directors may
          ---------   --------------
appoint one or more transfer clerks or one or more transfer agents and may require all certificates of stock to bear the signature or signatures real or facsimile of any or all of them.
          SECTION 5.  EXAMINATION OF BOOKS BY STOCKHOLDERS.  The
          ---------   ------------------------------------
Board shall have power to determine, from time to time whether and to what extent and at what times and places and under what conditions and regulations the accounts and books and documents of the corporation, or any of them, shall be open to inspection of the stockholders; and no stockholder shall have any right to inspect any account or book or document of the corporation unless specifically authorized to do so by the Board of Directors and as required by the Laws of the State of Florida.
                           ARTICLE VI
                           ----------

                           FISCAL YEAR
                           -----------

          The fiscal year of the corporation shall begin on the
1st day of January in each year, and shall end on the 31st day of
December next following, unless otherwise determined by the Board of Directors.
                           ARTICLE VII
                           -----------

                         CORPORATE SEAL
                         --------------

          The corporate seal of the corporation shall consist of two concentric circles, between which shall be the name of the corporation, and in the center shall be inscribed the year of its incorporation, and the words, "Corporate Seal, Florida".

                          ARTICLE VIII
                          ------------

                           AMENDMENTS
                           ----------

          The By-Laws of the corporation shall be subject to alteration, amendment, or repeal, and new By-Laws not inconsistent with any provisions of the Certificate of Incorporation or statute, may be made, either by the affirmative vote of the holders of a majority in interest of the stockholders of the corporation present in person or by proxy at any annual or special meeting of the stockholders and entitled to vote thereat, a quorum being present, or by the affirmative vote of a majority of the Board, By-Laws made, altered, or amended by the Board may be altered, amended or repealed by the stockholders at any annual meeting or special meeting thereof.