Form 10QSB
period 1995-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1996-05-10
CIK 4187

FORM 10-QSB
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended March 31, 1996

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
  For the Transition Period From               to
                                 -------------    ------------

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

                 7100 Grade Lane, P.O. Box 32428
                 -------------------------------
                   Louisville, Kentucky 40232
                   --------------------------
            (Address of principal executive offices)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,729,600

Transitional Small Business Disclosure Format:  YES      NO   X
                                                    ----    -----

                 Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements
- -----------------------------

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                             ASSETS
                             ------

                                                    MARCH 31         JANUARY 1
                                                      1996             1996
                                                  -----------------------------

CURRENT ASSETS
- --------------
Cash                                              $  259,697         $  507,889
Receivables:
  Trade, net of allowance for doubtful
       accounts of $16,000                         3,397,344          3,241,290
Net investment in sales-type leases                   21,955             29,273
Inventories                                          157,970            138,503
Deferred tax assets                                    6,400              6,400
Other                                                174,672            168,773
                                                  ----------         ----------

  Total current assets                             4,018,038          4,092,128

Property and equipment, net                        1,969,952          1,961,381

Other assets                                         214,884            155,852
                                                  ----------         ----------

Total assets                                      $6,202,874         $6,209,361
                                                  ==========         ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                MARCH 31        JANUARY 1
                                                  1996             1996
                                               ---------------------------

Current liabilities
  Accounts payable                             $3,409,359       $3,600,857
  Income taxes payable                            201,096          184,126
  Current maturities of long-term debt             20,153           19,797
  Other current liabilities                       139,882          202,555
                                               ----------       ----------

     Total current liabilities                  3,770,490        4,007,335

Long-Term Debt                                    361,753          367,431

Deferred tax liability                             66,600           66,600

Stockholders' equity
  Common stock, $.01 par value, 10,000,000
   shares authorized; 1,757,500, shares issued     17,575           17,575
  Additional paid-in capital                       27,000           27,000
  Retained earnings                             1,967,456        1,731,420
  Treasury stock, at cost, 27,900 shares           (8,000)          (8,000)
                                               ----------       ----------

     Total stockholders' equity                 2,004,031        1,767,995
                                               ----------       ----------

Total liabilities and stockholders' equity     $6,202,874       $6,209,361
                                               ==========       ==========

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                                 AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)


                                                   1996            1995
                                               ----------------------------

Revenue
  Net sales                                    $ 7,666,170      $ 6,395,921
  Rental income                                     93,393           52,571
                                               -----------      -----------

    Total revenue                                7,759,563        6,448,492

Cost and expenses
  Cost of sales                                  6,251,839        5,151,105
  Direct expenses applicable to rental income       22,160           23,535
  Selling general and administrative expenses    1,107,829        1,022,866
                                               -----------      -----------

     Total cost and expenses                     7,381,828        6,197,506
                                               -----------      -----------

Income (loss) from operations                      377,735          250,986

Other income, net                                   15,271           19,197
                                               -----------      -----------

Income before provision for income taxes           393,006          270,183

Provision for income taxes                         157,000          110,000
                                               -----------      -----------

Net income                                     $   236,006      $   160,183
                                               ===========      ===========

Earnings per common share                      $      0.13      $      0.09


                      INDUSTRIAL SERVICES OF AMERICA, INC.
                                 AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                   1996            1995
                                               ----------------------------

Operating activities
  Net Income                                   $  236,006        $  160,183
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                109,582            29,765
     Increase (decrease) in cash
      resulting from changes in:
        Receivables                              (156,054)           74,759
        Inventories                               (19,467)          (21,873)
        Prepaid expenses                          (64,901)           58,972
        Accounts payable                         (191,498)             (624)
        Income taxes payable                       16,970          (111,195)
        Other current liabilities                 (62,673)          (43,523)
                                               ----------        ----------

   Net cash provided by operating activities     (132,035)          146,464

Investing activities
  Payment for property and equipment             (118,153)         (471,298)
                                               ----------        ----------

  Net cash used in investing activities          (118,153)         (471,298)

Financing activities
  Payments on long-term debt                       (5,322)           (5,283)
  Proceeds from issuance of
   notes payable to bank                              -0-           388,060
  Proceeds from issuance of long-term debt            -0-            31,525
  Proceeds from sales-type leases                   7,318            10,787
                                               ----------        ----------

     Net cash provided by financing activities      1,996           425,089
                                               ----------        ----------

Net (decrease) increase in cash                  (248,192)          100,255

Cash at beginning of year                         507,889           354,884

Cash at end of year                            $  259,697        $  455,139
                                               ==========        ==========

              INDUSTRIAL SERVICES OF AMERICA, INC.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)
                            ---------


1.   Basis of Presentation
     ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of March 31, 1996 and the results of its operations and changes in cash flows for the periods ended March 31, 1996 and 1995. Results of operations for the period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the entire year.


2.   Additional Information
     ----------------------

Additional information, including the audited 1995 Financial Statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 on file with the Securities and Exchange Commission.

Item 2.  Management's Discussion and Analysis or Plan of
- --------------------------------------------------------
         Operation
         ---------

1.   Liquidity and Capital Resources
     -------------------------------

     As of March 31, 1996, the Registrant held cash and cash equivalents of $259,697.

     The Registrant derives its revenues from a variety of sources, including customer services, equipment sales, consulting fees, and from its recycling operations. The recycling operations comprised approximately 30% and 60% of the Registrant's income before provision for income taxes for the years ended December 31, 1994 and 1995, respectively. In the event the Registrant were to operate without revenue derived from its recycling operations, the Registrant's liquidity would be significantly decreased but would not materially impair the Registrant's ability to continue its operations and business.

2.   Results of Operations
     ---------------------

     The Registrant currently manages the recycling operations of K&R Corporation. The Registrant reports gross sales derived from its recycling operations within its computation of total revenue. The cost of purchasing recyclable materials is reported as a Cost of Sales of the Registrant. The Registrant charges K&R Corporation a management fee of 80% of income before provision for income taxes from the recycling operations. The remaining 20% of income before provision for income taxes is remitted to K&R Corporation and is reported in the Registrant's financials as a Selling Expense.

     Income before provisions for income taxes for the three months ended March 31, 1996 was $393,005, as compared to $270,183 for the comparable period of 1995.

     Revenues for the three months ended March 31, 1996 was $7,759,563, as compared to $6,448,492 for the comparable period of 1995.

     Costs and expenses for the three months ended March 31, 1996 were $7,381,828, as compared to $6,197,506 for the comparable period of 1995.

     Income (loss) from operations for the three months ended
March 31, 1996 was $377,735, as compared to $250,986 for the comparable period of 1995.

     The increase of net income, revenue and income from operations of the Registrant is attributable to an increase in the volume of the recyclable processing operations and an increase in the leasing of waste disposal and recycling equipment. The increase in costs and expenses proportionately increased as revenue increased.

     The Registrant does not believe that the impact of inflation on operations has been material. The Registrant believes that any cost increase resulting from periods of high inflation can be passed through to its customers without negative reactions.

     The Registrant currently maintains a working capital line of credit with The Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $750,000. Indebtedness under this credit facility earns interest at the Bank's prime rate as promulgated from time to time. The maturity date under this credit facility is June 30, 1997. As of March 31, 1996 approximately $350,000 was outstanding under this credit facility.

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

                  Part II - OTHER INFORMATION


Item 1.   Legal Proceedings
- ---------------------------
          None

Item 2.   Changes in Securities
- -------------------------------
          None

Item 3.   Defaults upon Senior Securities
- -----------------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------
          None

Item 5.   Other Information
- ---------------------------

          The Registrant received notification during the fourth quarter of 1995 that the National Association of Securities Dealers, Inc. had approved Heidtke & Company, Inc., Nashville, Tennessee, to initiate quotations of the $.01 par value common stock of the Registrant.

Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------

(a)	  None

(b)	  Reports on Form 8-K.
	  -------------------

	  The Registrant filed a report on Form 8-K with respect to
Item 5. Other Events on February 23, 1996, reporting an event on February 8, 1996, relating to the filing by the Registrant of an application with the NASDAQ Stock Market for inclusion of the Registrant's Common Stock on the NASDAQ SmallCap Market.

                           SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                         INDUSTRIAL SERVICES OF AMERICA, INC.










DATE:                     /s/ Harry Kletter
     -----------------   ---------------------------------------
                         President and Principal Financial
                         Officer