Form 10QSB
period 1996-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1996-08-14
CIK 4187

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarter ended June 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period From              to
                                    ------------    -----------

                      Commission File Number 020979

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the
Securities Exchange Act after the distribution of securities
under a plan confirmed by court.  YES   X     NO
                                     -------    ------

              APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
1,750,433

                 Part I - FINANCIAL INFORMATION


Item 1.  Financial Statements
- -----------------------------

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                             ASSETS
                             ------

                                         JUNE 30        JANUARY 1
                                           1996           1996
                                        -------------------------

CURRENT ASSETS
- --------------
Cash                                    $  301,206     $  507,889
Receivables:
  Trade, net of allowance for
     doubtful accounts of $16,000        3,756,508      3,241,290
  Other                                    233,789            -0-
                                        ----------     ----------
                                         3,990,297      3,241,290

Net investment in sales-type leases         15,506         29,273
Inventories                                351,642        138,503
Deferred tax assets                          6,400          6,400
Other                                       73,512        168,773
                                        ----------     ----------

  Total current assets                   4,738,563      4,092,128

Property and equipment, net              2,348,805      1,961,381

Other assets                               110,840        155,852
                                        ----------     ----------

Total assets                            $7,198,208     $6,209,361
                                        ==========     ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                         JUNE 30       JANUARY 1
                                            1996          1996
                                        ------------------------

Current liabilities
  Accounts payable                      $4,101,912    $3,600,857
  Income taxes payable                      19,096       184,126
  Current maturities of long-term debt       9,041        19,797
  Other current liabilities                125,656       202,555
                                        ----------    ----------

     Total current liabilities           4,255,705     4,007,335

Long-Term Debt                             467,432       367,431

Deferred tax liability                      66,600        66,600

Stockholders' equity
  Common stock, $.01 par value,
   10,000,000 shares authorized;
   1,750,433 shares issued                  18,825        17,575
  Additional paid-in capital               275,750        27,000
  Retained earnings                      2,121,896     1,731,420
  Treasury stock, at cost,
   27,900 shares                            (8,000)       (8,000)
                                        ----------    ----------

     Total stockholders' equity          2,408,471     1,767,995
                                        ----------    ----------

Total liabilities and
  stockholders' equity                  $7,198,208    $6,209,361
                                        ==========    ==========

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                           (UNAUDITED)


                                                1996            1995
                                             ---------------------------

Revenue
  Net sales                                  $ 8,944,953     $ 7,882,521
  Rental income                                   88,095          58,062
                                             -----------     -----------

    Total revenue                              9,033,048       7,940,583

Cost and expenses
  Cost of sales                                7,559,607       6,367,060
  Direct expenses applicable to rental income     27,490          22,401
  Selling general and administrative expenses  1,203,617       1,238,913
                                             -----------     -----------

     Total cost and expenses                   8,790,714       7,628,374
                                             -----------     -----------

Income (loss) from operations                    242,334         312,209

Other income, net                                 13,106          20,579
                                             -----------     -----------

Income before provision for income taxes         255,440         332,788

Provision for income taxes                       101,000         130,000
                                             -----------     -----------

Net income                                   $   154,440     $   202,788
                                             ===========     ===========

Earnings per common share                    $      0.09     $      0.12


              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
             SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                           (UNAUDITED)


                                                   1996            1995
                                               ----------------------------

Revenue
  Net sales                                    $16,611,123      $14,278,442
  Rental income                                    181,488          110,633
                                               -----------      -----------

    Total revenue                               16,792,611       14,389,075

Cost and expenses
  Cost of sales                                 13,811,446       11,518,165
  Direct expenses applicable to rental income       49,650           45,936
  Selling general and administrative expenses    2,311,446        2,261,779
                                               -----------      -----------

     Total cost and expenses                    16,172,542       13,825,880
                                               -----------      -----------

Income (loss) from operations                      620,069          563,195

Other income, net                                   28,377           39,776
                                               -----------      -----------

Income before provision for income taxes           648,446          602,971

Provision for income taxes                         258,000          240,000
                                               -----------      -----------

Net income                                     $   390,446      $   362,971
                                               ===========      ===========

Earnings per common share                      $      0.22      $      0.21


              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS
            SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                           (UNAUDITED)

                                                      1996            1995
                                                   --------------------------
Operating activities
  Net Income                                       $  390,446     $  362,971
  Adjustments to reconcile net
     income to net cash provided
      by operating activities:
     Depreciation and amortization                    230,037        139,851
     Increase (decrease) in cash
      resulting from changes in:
        Receivables                                  (515,218)      (187,625)
        Inventories                                  (213,139)       (15,625)
        Prepaid expenses                               (4,709)        61,466
        Accounts payable                              501,055        565,857
        Deferred revenue                                              90,000
        Income taxes payable                         (165,030)       (96,195)
        Other current liabilities                     (76,899)         9,670
                                                   ----------     ----------

   Net cash provided by  operating activities         146,543        930,370

Investing activities
  Proceeds from sale of investment                    100,000
  Advances to related parties                                        (10,564)
  Payments/Deposits for
    property and equipment                           (572,449)      (732,494)
  Additions to notes receivables                     (233,789)
                                                   ----------     ----------

  Net cash used in investing activities              (706,238)      (743,058)

Financing activities
  Payments on long-term debt                          (10,755)
  Proceeds from issuance of
   notes payable to bank                              100,000        300,000
  Proceeds from issuance of
    long-term debt                                                    21,260
  Investment in sales-type leases                      (2,463)        18,840
  Proceeds from sales-type leases                      16,230
  Proceeds from issuance of
    stock options                                     250,000
                                                   ----------     ----------

  Net cash provided by financing activities           353,012        340,100
                                                   ----------     ----------

Net (decrease) increase in cash                      (206,683)       527,412

Cash at beginning of period                           507,889        354,884

Cash at end of period                              $  301,206     $  882,296
                                                   ==========     ==========

              INDUSTRIAL SERVICES OF AMERICA, INC.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)
                            ---------


1.   Basis of Presentation
     ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of June 30, 1996 and the results of its operations and changes in cash flows for the periods ended June 30, 1996 and 1995. Results of operations for the period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the entire year.


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

     As of June 30, 1996, the Registrant held cash and cash equivalents of $301,206.

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

2.   Results of Operations
     ---------------------

     The Registrant currently manages the recycling operations of K&R Corporation. The Registrant reports gross sales derived from its recycling operations within its computation of total revenue. The cost of purchasing recyclable materials is reported as a Cost of Sales of the Registrant. Effective January 1, 1996, the Registrant is charging K&R Corporation a management fee of 80% of income before provision for income taxes from the recycling operations. The remaining 20% of income before provision for income taxes is remitted to K&R Corporation and is reported in the Registrant's financials as a Selling Expense. Prior to January 1, 1996, the Registrant was charging K&R Corporation a management fee of 60% of income before provision for income taxes from the recycling operations.

     Income before provisions for income taxes for the six months ended June 30, 1996 was $648,446, as compared to $602,971 for the comparable period of 1995.

     Revenues for the six months ended June 30, 1996 was $16,792,611, as compared to $14,278,442 for the comparable period of 1995.

     Costs and expenses for the six months ended June 30, 1996 were $16,172,542 as compared to $13,825,880 for the comparable period of 1995.

     Income (loss) from operations for the six months ended June
30, 1996 was $620,069, as compared to $563,195 for the comparable period of 1995.

     Increases in net income of 7%, revenues of 16% and income from operations of 10% of the Registrant is attributable to an increase in the volume of the recyclable processing operations and an increase in the leasing of waste disposal and recycling equipment. The increase in costs and expenses proportionately increased as revenue increased.

     The Registrant does not believe that the impact of inflation on operations has been material. The Registrant believes that any cost increase resulting from periods of high inflation can be passed through to its customers without negative reactions.

     The Registrant currently maintains a working capital line of credit with The Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $750,000. Indebtedness under this credit facility earns interest at the Bank's prime rate as promulgated from time to time. The maturity date under this credit facility is June 30, 1997. As of June 30, 1996 approximately $450,000 was outstanding under this credit facility.

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

                  Part II - OTHER INFORMATION


Item 1.   Legal Proceedings
- ----------------------------
          None

Item 2.   Changes in Securities
- -------------------------------
          None

Item 3.   Defaults upon Senior Securities
- -----------------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
- -------------------------------------------------------------
          None

Item 5.   Other Information
- ---------------------------
          On July 8, 1996, the Registrant filed a Form 8-A with the Securities and Exchange Commission (the "Commission") registering the $.01 par value common stock of the Registrant under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Commission declared the Form 8-A effective on July 17, 1996.

          The Registrant also issued 100,000 shares of its Common Stock to each of two consultants for the Registrant during June 1996, pursuant to the terms of consulting agreements between the Registrant and each such consultant. These two consultants, Neil C. Sullivan and Douglas I. Maxwell, III, entered into separate consulting agreements with the Registrant effective March 31, 1995, although executed on June 26, 1996. Pursuant to the consulting agreements, each of Messrs. Maxwell and Sullivan agreed to provide to the Registrant general business analysis, management and marketing, business opportunity evaluation and merger/acquisition finder services effective through March 31, 1997. In accordance with the terms of the consulting agreements, Mr. Maxwell received an option to purchase 100,000 shares of the $.01 par value common stock of the Registrant for $.50 per share, which he exercised on June 28, 1996. Mr. Sullivan received an option to purchase 100,000 shares of the $.01 par value common stock of the Registrant for $2.00 per share, which he exercised on June 28, 1996. The shares authorized to be issued upon the the exercise of options granted under these consulting agreements were the subject of two registration statements related to each separate consulting agreement, filed by the Registrant with the Commission on June 26, 1996, on Form S-8 Registration Statements under the Securities Act of 1933, as amended. These registration statements became effective upon filing with the Commission.


Item 6.   Exhibits and Reports on Form 8-K
- ------------------------------------------

     (a)  The following exhibits are filed as part of this report:

          27 --   Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                         INDUSTRIAL SERVICES OF AMERICA, INC.





DATE: August 14, 1996       /s/ Harry Kletter
     ----------------      ---------------------------------------
                           President and Principal Financial
                           Officer