Form 10QSB
period 1996-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1996-11-14
CIK 4187

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB

  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For the quarter ended September 30, 1996

  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
      For the Transition Period from           to
                                     ---------    ---------

                 Commission File Number 0-20979

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

Check whether the Issuer (1) filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X     NO
    -----      -----

        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
           PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the
Securities Exchange Act after the distribution of securities
under a plan confirmed by court.  YES   X     NO
                                      -----      -----

              APPLICABLE ONLY TO CORPORATE ISSUERS:
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
Common Stock ($.01) par value) - 1,957,500 as of November 11, 1996.

                    --------------------

Transitional Small Business Disclosure Format (check one):
YES         NO    X
    ------     -------

                 PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
------------------------------

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                             ASSETS
                             ------

                                       SEPT 30       JANUARY 1
                                        1996           1996
                                       -------       ---------

CURRENT ASSETS
--------------
Cash                                  $1,521,865     $  507,889
Receivables:
  Trade, net of allowance for
    doubtful accounts of $16,000       2,772,777      3,241,290
  Other                                  122,468            -0-
                                      ----------     ----------
                                       2,895,245      3,241,290

Net investment in sales-type leases        3,789         29,273
Inventories                              269,454        138,503
Deferred tax assets                        6,400          6,400
Other                                     19,957        168,773
                                      ----------     ----------

  Total current assets                 4,716,710      4,092,128

Property and equipment, net            2,595,872      1,961,381

Other assets                             176,006        155,852
                                      ----------     ----------

Total assets                          $7,488,588     $6,209,361
                                      ==========     ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                       SEPT 30       JANUARY 1
                                        1996           1996
                                       -------       ---------

Current liabilities
  Accounts payable                    $4,229,238     $3,600,857
  Income taxes payable                    52,188        184,126
  Current maturities of
    long-term debt                         5,185         19,797
  Other current liabilities               71,032        202,555
                                      ----------     ----------

    Total current liabilities          4,357,643      4,007,335

Long-Term Debt                           465,875        367,431

Deferred tax liability                    66,600         66,600

Stockholders' equity
  Common stock, $.01 par value,
    10,000,000 shares authorized;
    1,957,500 shares issued               19,575         17,575
  Additional paid-in capital             275,000         27,000
  Retained earnings                    2,311,895      1,731,420
  Treasury stock, at cost,
    27,900 shares                         (8,000)        (8,000)
                                      ----------     ----------

    Total stockholders' equity         2,598,470      1,767,995
                                      ----------     ----------

Total liabilities and stockholders'
  equity                              $7,488,588     $6,209,361
                                      ==========     ==========

              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (UNAUDITED)

                                         1996           1995
                                      ----------     ----------

Revenue
  Net sales                           $9,184,714     $8,213,186
  Rental income                          102,194         65,713
                                      ----------     ----------

    Total revenue                      9,286,908      8,278,899

Cost and expenses
  Cost of sales                        7,885,364      6,380,229
  Direct expenses applicable to
    rental income                         28,454         20,901
  Selling, general and administrative
    expenses                           1,087,705      1,517,675
                                      ----------     ----------

    Total cost and expenses            9,001,523      7,918,805
                                      ----------     ----------

Income from operations                   285,385        360,094

Other income, net                         41,614         21,416
                                      ----------     ----------

Income before provision for
  income taxes                           326,999        381,510

Provision for income taxes               137,000        195,000
                                      ----------     ----------

Net income                            $  189,999     $  186,510
                                      ==========     ==========

Earnings per common share             $     0.10     $     0.10


              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
          NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (UNAUDITED)

                                         1996           1995
                                      ----------     ----------

Revenue
  Net sales                          $25,795,837    $22,491,628
  Rental income                          283,682        176,346
                                     -----------    -----------

    Total revenue                     26,079,519     22,667,974

Cost and expenses
  Cost of sales                       21,696,810     17,898,394
  Direct expenses applicable to
    rental income                         78,104         66,837
  Selling, general and administrative
    expenses                           3,399,151      3,779,454
                                     -----------    -----------

    Total cost and expenses           25,174,065     21,744,685
                                     -----------    -----------

Income from operations                   905,454        923,289

Other income, net                         69,991         61,192
                                     -----------    -----------

Income before provision for
  income taxes                           975,445        984,481

Provision for income taxes               395,000        435,000
                                     -----------    -----------

Net income                           $   580,445    $   549,481
                                     ===========    ===========

Earnings per common share            $      0.32    $      0.30


              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                           (UNAUDITED)

                                         1996           1995
                                      ----------     ----------
Operating activities
  Net income                          $  580,445     $  549,481
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
      Depreciation and amortization      353,558        231,108
      Gain on sale of property
        and equipment                    (25,053)           -0-
      Increase (decrease) in cash
        resulting from changes in:
         Receivables                     468,513       (905,303)
         Inventories                    (130,951)       (52,953)
         Prepaid expenses                120,824         94,753
         Accounts payable                628,381      1,128,618
         Deferred revenue                    -0-         45,000
         Income taxes payable           (131,938)       (72,659)
         Other current liabilities      (131,523)       169,496
                                      ----------     ----------

  Net cash provided by operating
    activities                         1,732,256      1,187,541

Investing activities
  Purchase of restricted investment          -0-       (100,000)
  Advances to related parties            (14,968)           -0-
  Proceeds from sale of property
    and equipment                         56,423            -0-
  Payments/Deposits for property
    and equipment                     (1,019,419)    (1,131,547)
  Additions to notes receivables        (107,500)           -0-
                                      ----------     ----------

  Net cash used in investing
    activities                        (1,085,464)    (1,231,547)

Financing activities
  Payments on long-term debt             (16,168)        (5,826)
  Proceeds from issuance of
    notes payable to bank                100,000        300,000
  Proceeds from issuance of
    long-term debt                           -0-         21,976
  Investment in sales-type leases         (2,463)       (15,412)
  Proceeds from sales-type leases         35,815            -0-
  Proceeds from issuance of
    stock options                        250,000            -0-
                                      ----------     ----------

  Net cash provided by financing
    activities                           367,184        300,738
                                      ----------     ----------

Net increase (decrease) in cash        1,013,976        256,732

Cash at beginning of period              507,889        354,884

Cash at end of period                 $1,521,865     $  611,616
                                      ==========     ==========


              INDUSTRIAL SERVICES OF AMERICA, INC.

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)
                            ---------


1.   Basis of Presentation
     ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of September 30, 1996 and the results of its operations and changes in cash flows for the periods ended September 30, 1996 and 1995. Results of operations for the period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the entire year.

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

     As of September 30, 1996, the Registrant held cash and cash equivalents of $1,521,865.

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

2.   Results of Operations
     ---------------------

     The Registrant currently manages the recycling operations of K&R Corporation. The Registrant reports gross sales derived from its recycling operations within its computation of total revenue.
The cost of purchasing recyclable materials is reported as a Cost of Sales of the Registrant. Effective January 1, 1996, the Registrant is charging K&R Corporation a management fee of 80% of income before provision for income taxes from the recycling operations. The remaining 20% of income before provision for income taxes is remitted to K&R Corporation and is reported in the Registrant's financial statements as a Selling Expense. Prior to January 1, 1996, the Registrant was charging K&R Corporation a management fee of 60% of income before provision for income taxes from the recycling operations.

     Income before provisions for income taxes for the nine months ended September 30, 1996 was $975,445, as compared to $984,481 for the comparable period of 1995.

     Revenues for the nine months ended September 30, 1996 was $26,079,519, as compared to $22,667,974 for the comparable period of 1995.

     Costs and expenses for the nine months ended September 30, 1996 were $25,174,065 as compared to $21,744,685 for the comparable period of 1995.

     Income from operations for the nine months ended
September 30, 1996 was $905,454, as compared to $923,289 for the comparable period of 1995.

     Increases in net income of 6% and revenues of 15% of the Registrant are attributable to an increase in the volume of the recyclable processing operations and an increase in the leasing of waste disposal and recycling equipment. The percentage of costs and expenses increased slightly above the percentage of revenues due to a depressed market for recycling materials.

     The Registrant does not believe that the impact of inflation on operations has been material. The Registrant believes that any cost increase resulting from periods of high inflation can be passed through to its customers without negative reactions.

     The Registrant currently maintains a working capital line of credit with The Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $750,000. Indebtedness under this credit facility earns interest at the Bank's prime rate as promulgated from time to time. The maturity date under this credit facility is June 30, 1997. As of September 30, 1996 approximately $450,000 was outstanding under this credit facility.

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

3.   Other Information
     -----------------

     The Registrant entered into a Management Agreement (the "Management Agreement"), dated as of July 3, 1996, with Earthwatch Waste Systems, Inc. ("EWS"), a Delaware corporation headquartered in Buffalo, New York. EWS is in the business of arranging for the disposal of municipal solid waste primarily in the Northeastern United States. The Registrant has agreed to provide management consulting services to EWS in exchange for a quarterly management fee equal to 60% of the net income of EWS for each fiscal quarter as adjusted for losses in prior quarters. The initial term of the Management Agreement was to commence effective July 1, 1996 and expires on September 30, 1997 unless sooner terminated by either party under the terms of the Management Agreement. The Management Agreement automatically renews on an annual basis. To date, EWS has not paid any fees because the Management Agreement has not been implemented by agreement of the parties. If the Management Agreement had been implemented, to date, EWS would not have been required to pay any such fees under its terms. As a result, the Management Agreement has not had a material effect on the income of the Registrant.

                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------
          None

Item 2.   Changes in Securities
-------------------------------
          None

Item 3.   Defaults upon Senior Securities
-----------------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
          None

Item 5.   Other Information
---------------------------
          On July 8, 1996, the Registrant filed a Form 8-A with the Securities and Exchange Commission (the "Commission") registering the $.01 par value common stock of the Registrant under Section 12(g) of the Securities Exchange Act of 1934, as amended. The Commission declared the Form 8-A effective on July 17, 1996.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
          (a) The following exhibits are filed as part of this report:

          27 -- Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              INDUSTRIAL SERVICES OF AMERICA, INC.



DATE:  11/14/96               /s/ Harry Kletter
     ----------------         -------------------------------------
                              President and Principal Accounting
                              and Financial Officer