Form 10-K
period 1996-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1997-04-01
CIK 4187

SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                              FORM 10-K

     (Mark One)
     [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For fiscal year ended December 31, 1996

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

     For the transition period from           to
                                    ---------    ---------

                     Commission File No. 0-20979

                INDUSTRIAL SERVICES OF AMERICA, INC.
                ------------------------------------
       (Exact name of registrant as specified in its charter)

          Florida                                      59-0172746
          -------                                      ----------
  (State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification No.)

7100 Grade Lane, P.O.Box 32428, Louisville, Kentucky          40232
----------------------------------------------------          -----
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:
(502) 368-1661
--------------

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class:       Name of each exchange on which registered:

  Not Applicable                        Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 par value
                    ----------------------------
                          (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No
    ----------     ----------

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $7,040,588 as of March 20, 1997.

The number of shares outstanding of the Registrant's class of common stock is 1,929,600 shares as of March 20, 1997.


                 DOCUMENT INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 23, 1997, are incorporated by reference into Part III of this report.

                             PART I

ITEM 1.   BUSINESS
-------   --------
GENERAL
-------

     Industrial Services of America, Inc. (the "Registrant") is an integrated solid waste management consulting company engaged in the business of retail and industrial waste management and waste handling equipment sales and service. The Registrant is able to offer a "total package" concept to retail and industrial clients to cover their waste management needs. The Registrant believes that it offers a more complete line of products and services than its competitors and is better able to coordinate these services on a nationwide basis. By offering competitively priced waste handling equipment from a number of different manufacturers, the Registrant is able to tailor equipment packages for individual client needs. By carrying limited inventory, the Registrant reduces overhead and passes the savings to the customer. The waste management services offered by the Registrant include locating a hauling company at a reasonable cost for each respective location for any retail customer chain on the management program. Because the Registrant is not a "waste transporter," it is able to maintain a neutral position. The proprietary computer software designed and developed by the Registrant for information throughout the United States puts relevant customer information within reach of Registrant personnel. The Registrant also manages a recycling operation for an affiliated company, for which it retains a percentage of the operating profits.

     The Registrant plans to grow by expanding its marketing base and seeking future joint ventures and acquisitions of companies in related businesses. The Registrant continues to target industrial customers throughout the United States for the purpose of increasing its industrial clientele. Although the number of locations of each customer will generally be less than with large retail chains, the Registrant believes that it can provide substantial savings for each industrial location, thereby justifying larger management fees. With industrial clients, there is also a greater possibility of large equipment orders as the solid waste output for each individual industrial location is generally greater than for retail clients and the corresponding need for appropriate equipment is greater.

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

     The Registrant believes that opportunities for its continued growth are enhanced by the increasingly stringent regulatory and political constraints being placed on the waste hauling and disposal industries on a federal, state and local level. These more stringent regulations continue to drive prices higher throughout the industry. With these ever-increasing costs relating to solid waste disposal, retail and industrial customers are realizing that waste disposal is quickly becoming one of their biggest expense items and perhaps the most difficult to contain. The Registrant believes these increased costs will enhance the value of the Registrant's services. Through the retention of the Registrant's services, customers will be able to "outsource" their in-house waste needs to an independent source capable of lowering and containing waste disposal costs.

     In April 1992 the Registrant entered into a management agreement with K & R Corporation ("K & R") a Kentucky corporation. K & R is an affiliated company of the Registrant and solely owned by the Registrant's principal stockholder, Harry Kletter. Under this management agreement, the Registrant is responsible for the management of the scrap and corrugated paper recycling for K & R and in addition purchased certain rental equipment and scrap metal inventories from K & R. For its management efforts, the Registrant retains 80% of the profits generated from the K & R operation(s) pursuant to an amendment to this management agreement, dated as of October 30, 1995, and effective as of January 1, 1996. From July 1, 1994 to December 31, 1995, the management agreement provided that the Registrant was to retain 60% of such profits. During 1996, 1995 and 1994, revenue derived under this arrangement resulted in income before provision for income taxes to the Registrant totaling $712,765, $728,391 and $141,798, respectively.

REGISTRANT BACKGROUND
---------------------

     The Registrant was incorporated in October 1953 in Florida under the name Alson Manufacturing, Inc. From the date of incorporation through January 5, 1976, the Registrant was involved in the designing and manufacturing of various forms of electrical products. In 1979, the Board of Directors and the shareholders of the Registrant commenced liquidation of all the tangible assets of Alson. On October 27, 1983, Harry Kletter, the President of the Registrant, acquired 419,500 share of common stock of the Registrant. The existing directors resigned and five new directors were elected.

     On July 1, 1984, the Registrant began a solid waste handling and disposal equipment sales organization under the name Waste Equipment Sales and Services Company ("WESSCO"). On January 1, 1985, the Registrant merged with Computerized Waste Systems, Inc. ("CWS"), a Massachusetts corporation. CWS was a corporation specializing in offering solid waste management consultations for large multi-location companies involved in the retail, restaurant and industrial sectors. At the time of the merger, CWS was concentrating on large retail chains, but has changed its emphasis to include industrial clients. This strategy created an additional target market for the Registrant. Subsequent to the merger with CWS, the Registrant moved CWS headquarters from Springfield, Massachusetts to Louisville, Kentucky. At the time of the merger, much of the client base and marketing efforts were concentrated in the Northeast. With the move to Louisville, the Registrant began to expand its marketing efforts, which are now nationwide and include most of Canada.

     The Registrant operates primarily through WESSCO and CWS, which work closely with each other in terms of present customer care and proposals for new customers. WESSCO has expanded its product line and presently offers a variety of equipment which would be necessary for an efficient waste handling and/ or recycling system for an individual user. The prices WESSCO can offer are competitive with most dealers since it purchases equipment at dealer cost without having to pay dealer overhead. The WESSCO program has attracted some customers planning expansion programs. Some of these have designated WESSCO as their exclusive waste equipment supplier and consultant. By working with the customer from the time the initial building plans are developed, WESSCO has input into the design, development and implementation of the waste handling system.

     CWS has developed a network of over 1000 vendors throughout the United States which include hauling companies, recycling companies and equipment manufacturing and maintenance companies. Through this network, the Registrant is able to provide pricing estimates for potential customers in a timely fashion. CWS customer representatives have access to this information through the computer software designed and developed to accommodate the daily needs of the Registrant. Through this information retrieval system, customer representatives can review the accuracy of customer concerns from recent billings to hauling rates to the average monthly cost of service.

     The Registrant derives a significant portion of its revenues from two primary customers. The Registrant is taking affirmative action to counter its dependence on any one customer. The potential negative effect of losing any single customer has been lessened by the Registrant's expansion of its customer base. However, there can be no assurance that if the Registrant were to lose all or the substantial portion of the business with these two customers that such losses would not have a material adverse effect on the Registrant.

     In addition to its other services, the Registrant provides consulting services relating to recycling and waste stream analysis. The main advantage to offering consulting services is that the individual projects are priced on a substantial prepaid individual basis. This method of pricing allows the Registrant to collect an up-front fee with the opportunity to "sell" the customer traditional services after the consulting and/or any subsequent implementation is complete. By offering consulting services, the Registrant is able to pursue additional customers.

     The Registrant's sales/marketing emphasis has shifted from traditional management services offered to multi-location retail customers to industrial/manufacturing customers. The Registrant believes that the profitability of its operations will be enhanced through the procurement of these accounts. Once a new system or methodology has been initiated, the need for the Registrant's traditional services continues. These services can be offered on a discounted basis since the consulting "retainer" is usually substantial. There is also an opportunity to sell new equipment since many industrial clients have obsolete or inappropriate systems in place.

     During 1996, the Registrant committed approximately $1,000,000 towards capital improvements with respect to its operating facilities. A significant portion of such funds was used to purchase a scrap metal baler, a waste paper baler with related conveying equipment, a mobile hydraulic crane and additions to the rental/lease fleet of equipment. The acquisition of these new materials processing equipment has enhanced operating efficiencies and created additional capacity for new and expanded business opportunities.

EQUIPMENT LEASING/WESSCO
------------------------

     The Registrant leased approximately 55 pieces of solid waste and recycling equipment to customers in 1996 with a subsequent increase in monthly rental income to the Registrant of 46% as compared to the same period in 1995. The majority of these contracts are for a minimum of 36 months. While the resources required to purchase this equipment are generated internally and the revenues returned are deferred over the term of the contract, Registrant management believes this investment in the rental fleet to be a proper use of capital and will provide a long-term favorable return on its investment.

MOROS JOINT VENTURE
-------------------

     In May 1996, the Registrant entered into a joint venture known as Moros N.A., LLC ("Moros North America") with Klempner Bros., Inc., a scrap metal operation located in Louisville, Kentucky, providing for the two companies to jointly serve as an agent in North America for the sale of solid waste processing equipment manufactured in Spain under the name "MOROS." MOROS North America entered into an agreement with Industrial Hidraulicas providing for MOROS North America to serve as the exclusive distributor of MOROS products in North America for a period of 5 years. Through December 31, 1996, the Registrant has incurred a loss equal to $29,142 in connection with this investment. See Note 5 of Notes to Financial Statements included herein.

INDUSTRY BACKGROUND
-------------------

     The Registrant is involved in the management of non-hazardous solid waste and recyclables for retail and industrial customers. As such, the industry is actually driven by the solid waste collection and disposal industry. The solid waste collection and disposal industry is a multi-billion industry.
The size of this industry has increased for the past several years and should continue to increase as landfill space becomes more scarce, thereby reducing the supply of ultimate disposal. Although society (and industry) has developed an increased awareness of the environmental issues and recycling has increased, waste production continues to increase. Because of environmental concerns, new regulations and cost factors, it has become difficult to obtain the necessary permits to build any new landfills. Management believes that the landfill shortage will become a greater national problem in the future.

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

     In addition to increasing landfill costs, regulatory measures and more stringent control of material bound for disposal ("flow control") are making the management of solid waste an increasingly difficult problem. The United States Environmental Protection Agency (the "EPA") is expected to continue the present trend of restricting the amount of "potentially" recyclable material bound for landfills. Most states have passed, or are contemplating measures which would require, commercial establishments to recycle a minimum percentage of their waste stream and would restrict the percentage of recyclable materials in any commercial load of solid waste material. Most states already have passed restrictive regulations requiring a plan for the reduction of waste or the segregation of recyclable materials from the waste stream at the source. Management of the Registrant believes that these restrictions may create additional marketing opportunities as waste disposal needs within commercial establishments become more specialized. Some large commercial establishments have hired in-house staff to handle the solid waste management and recycling responsibilities, but have found that without adequate resources and staff support, in-house handling of these responsibilities may not be an effective alternative. The Registrant offers these establishments a possible solution to this increasingly burdensome task.

COMPETITION
-----------

     On a commercial/industrial waste management level, the Registrant has competition from a variety of sources. Much of it is from companies which concentrate their efforts on a regional level. Some of these companies may be able to handle a small national account, but most do not have the resources available to handle accounts of national significance.

     There has been increased competition from national hauling companies. The large national hauling companies often attempt to handle an entire chain of locations for a "national chain" client. This scenario poses a potential conflict of interest since these hauling companies can attain greater profitability from increases in hauling and disposal revenues. In addition to having an interest in raising hauling and disposal rates, the national hauling companies do not have operations in every community and do not, to the knowledge of management, have some of the billing and computer capabilities which the Registrant is able to offer. Additionally, management has encountered evidence of some reluctance from independent hauling companies to work with national hauling companies.

     There is also competition from some equipment manufacturers. These companies have their primary interest in selling or leasing equipment and offer management services in order to secure these sales (or leases). There is a cost involved in "using" the equipment and the money saved must justify the amount spent on this equipment.

     An important difference between the Registrant and the majority of its competition is the Registrant's management "process". The systematic approach attempts to provide consistent results for the customer. At the implementation stage, the Registrant actively "bids out" every location that a new customer requests. The Registrant repeats this bidding process at any time that a client receives notice of an undocumented price increase or at regular intervals as indicated in the contractual relationship. At subsequent stages, the Registrant will evaluate a customer's solid waste program and give suggested alternatives for improvement.

     The Registrant has developed a network of maintenance companies and hauling companies throughout the country and due to the volume of business awarded to them by the Registrant, often these companies will offer discounted hauling and maintenance rates to the Registrant. However, the Registrant is not "affiliated" with any particular company or vendor in the hauling and/or maintenance industries, but rather deals with those companies and vendors that can supply quality service at a favorable price. In addition to the volume of business handled by some of these "vendors", the vendors understand that as long as the accounts are well-serviced, they will be invited to bid on future accounts.

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

EMPLOYEES
---------

     The Registrant has approximately 87 full-time employees and approximately 6 independent consultants which provide professional services.

EFFECT OF STATE AND FEDERAL ENVIRONMENTAL REGULATIONS
-----------------------------------------------------

     Any environmental regulatory liability relating to the Registrant's operations is generally borne by the customers with which the Registrant contracts, and the third party vendors, in their capacity as transporters. As a matter of Registrant's policy, the Registrant uses its best efforts to secure indemnification for environmental liability from its customers and third party vendors. Although management of the Registrant believes that for the most part its business does not subject it to potential environmental liability, in any event, the Registrant uses best efforts to be in compliance with federal, state and local environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance in 1995 did not constitute a material expense to the Registrant.

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

     Each state in which the Registrant operates has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. Several states have enacted laws that will require counties to adopt comprehensive plans to reduce, through waste planning, composting, recycling, or other programs, the volume of solid waste landfills. These laws have recently been promulgated in several states. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are under consideration by Congress and the EPA.

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

ADVISORY AND MARKETING AGREEMENTS
---------------------------------

     On February 14, 1996, the Registrant entered into a Stock Option Agreement (the "Chu Option Agreement") with Ernest D. Chu ("Chu") in consideration for Chu's services as a consultant to the Registrant, such services including general business, research management and business opportunity evaluation. The agreement granted Chu the option to purchase up to 50,000 shares of Registrant's Common Stock at a price of $5.00 per share.
Chu's options are to be exercised, in whole or in part, at any time prior to December 31, 1997. To date, Chu has not exercised his option to purchase any shares under the Chu Option Agreement. A related agreement for financial services between the Registrant and Chu was terminated.

     On February 23, 1996, R. J. Falkner & Company, Inc. ("Falkner, Inc.") entered into a contract (the "Falkner, Inc. Contract") with the Registrant for a period of not less than one year, commencing April 1, 1996, to provide certain financial and advisory services to the Registrant. As a part of the consideration for these services, the Registrant was to grant by April 30, 1996 to Falkner a 10-year option (the "Falkner Option") to purchase 20,000 shares of Common Stock of the Registrant at an exercise price of $5.00 per share, with 10-year options (the "Additional Falkner Options") to purchase an additional 10,000 shares of Common Stock of the Registrant exercisable at the market price of such securities on their date of issuance, to be granted on April 1, 1997, and on each April 1 thereafter so long as the Registrant retains the services of Falkner, Inc. Falkner and the Registrant entered into the Stock Option Agreement (the "Falkner Option Agreement") on June 11, 1996 to satisfy the Falkner Option requirement of the Falkner, Inc. Contract. It expires on June 11, 2006. To date, Falkner has not exercised his option to purchase any shares.

     The Registrant and Douglas I. Maxwell, III ("Maxwell") entered into an Independent Consulting Services Agreement - Maxwell (the "Maxwell Consulting Agreement"), a Confidential Information and Non-Competition Agreement Independent Contractor
- Maxwell (the "Maxwell Non-Compete Agreement") and Stock Option Agreement - Maxwell (the "Maxwell Stock Option Agreement"), each dated as of March 31, 1995, although executed on June 26, 1996, in connection with professional business consulting services to be provided to the Registrant. The term of the Maxwell Consulting Agreement will continue through March 31, 1997 unless sooner terminated as provided therein. As part of the consideration for such services, the Registrant issued to Maxwell an option (the "Maxwell Option") to purchase an aggregate of 100,000 shares of the Registrant Common Stock at $.50 per share. The underlying securities relating to the Maxwell Option were registered on a Form S-8 Registration Statement filed with the Securities and Exchange Commission on June 26, 1996. Maxwell exercised the Maxwell Option during June 1996, purchasing 100,000 shares of the Registrant's Common Stock.

     The Registrant and Neil C. Sullivan ("Sullivan") entered into an Independent Consulting Services Agreement - Sullivan (the "Sullivan Consulting Agreement"), a Confidential Information and Non-Competition Agreement Independent Contractor - Sullivan (the "Sullivan Non-Compete Agreement") and Stock Option Agreement - Sullivan (the "Sullivan Option Agreement"), each dated as of March 31, 1995 although executed on June 26, 1996, in connection with professional business consulting services to be provided to the Registrant. The term of the Sullivan Consulting Agreement will continue through March 31, 1997 unless sooner terminated as provided therein. As part of the consideration for such services, the Registrant issued to Sullivan an option (the "Sullivan Option") to purchase an aggregate of 100,000 shares of the Registrant Common Stock at $2.00 per share. The underlying securities relating to the Sullivan Option were registered on a Form S-8 Registration Statement with the Securities and Exchange Commission on June 26, 1996. Sullivan exercised the Sullivan Option during June 1996, purchasing 100,000 shares of the Registrant's Common Stock.

ITEM 2.   PROPERTIES
------    ----------

     The Registrant leases its corporate office facilities which consist of approximately 4000 square feet of usable office space for $3,750 per month. The leased office space is located at 7100
Grade Lane in Louisville, Kentucky.

     The Registrant manages the scrap recycling operations of K & R, an affiliate of the Registrant, and pays $6,250 per month for the facilities used in this operation. This property is located at 7100 Grade Lane in Louisville, Kentucky in the same "industrial complex" as the Registrant's corporate offices.

     Effective January 1, 1997, the Registrant began leasing from K & R, an affiliate of the Registrant, an additional 23,000 square foot office/warehouse building located adjacent to the Louisville, Kentucky headquarters facility of the Registrant.
The lease payments are $20,000 per month representing a per month rental less than the rental paid by the previous non-affiliated tenant of this space. The Sales and Marketing Group, operational management of the Leasing division and the WESSCO division of the Registrant occupy the office space.

     The additional warehouse and shop has allowed the Registrant to expand the operational capabilities of its WESSCO equipment division and created space for the processing, storage, and sale of additional recyclable materials such as plastics, high grade paper, and aluminum cans.

     Physical improvements made by K & R to existing facilities utilized by the Registrant during 1996 also included the addition of approximately 20,000 square feet of new "under roof" space for the processing of recyclable materials. By placing these existing areas "under roof" the quality of the recovered recyclable materials sold to secondary mills and processors has been enhanced. Management of the Registrant believes that these improvements should allow the Registrant to maintain premium pricing levels, be considered as a preferred supplier, and open new markets for the sale of recovered materials.

     Certain of the property and equipment of the Registrant is subject to liens securing payment of portions of the Registrant's indebtedness. See Note 6 of Notes to Financial Statements included herein for information with respect to debt on these properties. The Registrant also leases certain of its offices and equipment. See Notes 7 and 8 of Notes to Financial Statements included herein for information with respect to leased properties. For additional information regarding properties owned and operated by the Registrant, see "Business."

ITEM 3.   LEGAL PROCEEDINGS
------    -----------------

     There are no material proceedings pending by, or against the Registrant or affecting any of its properties.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

     Not applicable.

ITEM 4a.  EXECUTIVE OFFICERS OF THE REGISTRANT.
-------   ------------------------------------

                  Served as an           Position with the
                    Executive           Registrant and Other
     Name         Officer Since   Age   Principal Occupations
     ----         -------------   ---   ---------------------

Peter V. Cullinan      1997       44    Vice President of
                                        Management Services of
                                        the Registrant since
                                        January 1997; Director
                                        of Store Planning and
                                        Construction for
                                        Learningsmith, Inc. from
                                        May 1994 to December
                                        1995; Director of
                                        Administrative Services
                                        of Ames Department
                                        Stores from May 1986 to
                                        December 1993

Charles J. Hulman       --        41    Manager of CWS division
                                        of the Registrant since
                                        December 1991, and a
                                        sales representative of
                                        the WESSCO division of
                                        the Registrant prior to
                                        that date

Harry Kletter          1983       70    President and Chief
                                        Executive Officer from
                                        July 31, 1992 to
                                        present, from January
                                        1990 to July 1991, and
                                        from October 1983 to
                                        January 1988.  Mr.
                                        Kletter is Chairman of
                                        the Board of the
                                        Registrant.  Mr. Kletter
                                        is also Chairman and
                                        sole shareholder of
                                        K & R Corporation, a
                                        real estate holding and
                                        materials processing
                                        company, and an
                                        affiliate of the
                                        Registrant

Matthew L. Kletter     1994       37    Vice President of Legal
                                        Affairs and Secretary of
                                        the Registrant since
                                        1997; Director of Legal
                                        Affairs from 1996 to
                                        1997; Director of the
                                        Registrant from 1994 to
                                        present and from 1990 to
                                        1991; Attorney, New
                                        York, New York; Nephew
                                        of Harry and Roberta
                                        Kletter

Roberta F. Kletter     1983       63    Vice President of
                                        Shareholders Relations
                                        and Corporate
                                        Communications since
                                        1995, and Secretary and
                                        Marketing Director of
                                        the Registrant prior to
                                        1995; Director of the
                                        Registrant; Wife of
                                        Harry Kletter and Aunt
                                        of Matthew Kletter

Timothy W. Myers       1990       45    Senior Vice President
                                        and Chief Operating
                                        Officer of the
                                        Registrant since 1996.
                                        Mr. Myers has served as
                                        President of K & R
                                        Corporation, an
                                        affiliate of the
                                        Registrant, since 1996.

Alan L. Schroering     1994       32    Director of Finance and
                                        Treasurer since 1994

     Except as described under "Position with the Registrant and Other Principal Occupations" in the above table, none of the above officers is related to one another. With respect to certain arrangements with certain officers of the Registrant relating to executive compensation, see section entitled "EXECUTIVE COMPENSATION - Certain Transactions" in the Registrant's Proxy Statement for the 1997 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

                             PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
------    ------------------------------------------------
          STOCKHOLDER MATTERS
          -------------------

     Effective August 29, 1996, the $.01 par value common stock of the Registrant became listed on the Small Cap Market (the "Small Cap Market") of the Nasdaq Stock Market under the symbol "IDSA." During the fourth quarter of 1995 until August 29, 1996, the Registrant's common stock traded on the Over the Counter Bulletin Board ("OTCBB") operated by the National Association of Securities Dealers, Inc. ("NASD"). For the seven years prior to the fourth quarter of 1995, the stock was traded on a secondary market basis and as a result, the Registrant did not believe it could provide a meaningful range of high and low bid information for the Registrant's stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Registrant's common stock as quoted on the Small Cap Market or the OTCBB, as applicable.


Quarter Ended              1996                     1995
-------------       ------------------       ------------------
                      High      Low            High      Low
March 31              8 1/2    5 1/2
                                               ----      ----
June 30               18       7 1/4
                                               ----      ----
September 30          15 3/4   8 1/4
                                               ----      ----

December 31           12 1/2   8 3/8             9         4

     There were approximately 500 shareholders of record as of March 20, 1997.

     The Registrant has never declared a cash dividend on its Common Stock. The Board of Directors intends to retain all earnings for investment into the Registrant's business and does not anticipate any cash dividends in the foreseeable future. The retention of these earnings will be used to help finance the Registrant's expansion programs. Although there are no restrictions on the Registrant's present or future ability to pay dividends, the Board of Directors has the discretionary power to make that determination.

ITEM 6.   SELECTED FINANCIAL DATA
------    -----------------------

SELECTED FINANCIAL DATA

                           1996     1995      1994      1993     1992
(Amounts in Thousands,
Except Per Share Data)

Year ended December 31:
  Total revenue          $34,277   $30,545   $23,380   $23,056 $19,268
                         =======   =======   =======   ======= =======

  Net income                $461      $704      $489      $189     $68
                            ====      ====      ====      ====     ===

  Earnings per common share:
    Primary                $0.24     $0.41     $0.28     $0.11   $0.04
                           =====     =====     =====     =====   =====

    Fully Diluted          $0.24     $0.38     $0.28     $0.11   $0.04
                           =====     =====     =====     =====   =====

  Cash dividends declared

    Per common share           -         -         -         -       -

At year end:
  Total assets            $9,439    $6,209    $4,093    $3,870  $3,232
                          ======    ======    ======    ======  ======

  Long-term notes payable     $5      $367       $13       $29     $12
                              ==      ====       ===       ===     ===

RECLASSIFICATIONS

     The Registrant provides waste management consulting services to its customers. Prior to 1994, the Registrant's service and consulting revenue was derived principally from management fees paid by its customers. The Registrant collected funds from its customers for services rendered, retained its management fee, and remitted the remaining funds to third party vendors who performed the waste removal and maintenance services. In 1994, because of certain market dynamics, changes in the industry and changes related to the Registrant's operations, management reevaluated the Registrant's manner of conducting business. Based on this reevaluation, the Registrant's pricing process was modified. As a result, the majority of the Registrant's customers pay a negotiated fee for their waste service needs, and in turn the Registrant subcontracts the necessary work to third party vendors and pays those vendors for their services. Accordingly, the 1993 and 1992 total revenues have been increased approximately $17,837,000, and $15,717,000, respectively, and total assets as of December 31, 1993 and 1992 have been increased approximately $1,475,000 and $1,391,000, respectively, from amounts previously reported. These reclassifications are necessary to restate the 1993 and 1992 selected financial data and had no effect on net income.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATION
          ----------------------------------

     Liquidity and Capital Resources
     -------------------------------

     As of December 31, 1996 the Registrant held cash and cash equivalents of $1,371,435.

     The Registrant derives its revenues from a variety of sources, including customer services, equipment sales, consulting fees and from its scrap metal and recycling operations. The scrap metal and recycling operations comprised approximately 85%, 60% and 18% of the Registrant's income before provision for income taxes for the years ended December 31, 1996, 1995 and 1994, respectively. In the event the Registrant was to operate without revenue derived from its scrap metal and recycling operations, the Registrant's liquidity would be significantly decreased but would not materially impair the Registrant's ability to continue its operations and business.

     The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $750,000. Outstanding principal under this credit facility (the "Credit Facility") bears interest based on one-half percent in excess of the Bank's prime rate as promulgated from time to time. The maturity date under this Credit Facility is June 30, 1997. As of December 31, 1996, approximately $600,000 was outstanding under this Credit Facility as compared to approximately $350,000 as of December 31, 1995.

Results of Operations
---------------------

     The following table presents, for the years indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

                                    YEAR ENDED DECEMBER 31,
                                    -----------------------
                                   1996      1995     1994
                                   ----      ----     ----
STATEMENTS OF OPERATIONS DATA:
Total Revenue......................100.0%    100.0%   100.0%
Costs of Sales..................... 86.6%     81.5%    86.3%
Direct expenses applicable to
rental income......................  0.4%      0.4%     0.4%
Selling, general and administrative
expenses...........................  9.5%     11.6%    11.1%
Expenses to related parties........  1.3%      2.7%     1.5%
Income from operations.............  2.2%      3.8%     0.7%


YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31,
----------------------------------------------------------------
1995
----

     Total revenue increased 12% from $30,545,142 in 1995 to $34,277,216 in 1996. This increase in total revenue is the result of (i) an increase of $3,634,766 in CWS operations and
(ii) an increase in volume related to the scrap recycling operations and corrugated paper recycling operations, which offset the decrease in market prices in 1996 as compared to 1995.
Rental income increased 45% from $296,682 in 1995 to $430,908 in 1996 due to an increase in the number of equipment units leased by the Registrant to customers. Net equipment and scrap sales decreased 4% from $6,742,988 in 1995 to $6,490,915 in 1996.

     Cost of sales increased $4,789,448 or 19%, from $24,891,092 in 1995 to $29,680,540 in 1996. As a percentage of total revenue, these costs were 81.5% and 86.6% in 1995 and 1996, respectively. This increase was primarily related to an increase in CWS costs of $4,010,825. Equipment and scrap cost of sales increased 13% from $4,366,918 in 1995 to $4,953,493 in 1996.

     Direct expenses applicable to rental income increased 32% from $116,571 in 1995 to $153,823 in 1996, primarily due to the increase in the units of equipment leased by the Registrant to customers. As a percentage of rental income, these costs were 39.3% and 35.7% in 1995 and 1996, respectively.

     Selling, general and administrative expenses decreased 8% from $3,544,061 in 1995 to $3,271,246 in 1996. These expenses decreased from 11.6% to 9.5% of total revenue in 1995 and 1996, respectively. This decrease was due primarily to (i) reduced costs in maintenance and leasing of equipment in connection with the purchasing of new equipment in the recycling operations, and
(ii) the Chief Executive Officer of the Registrant electing not to receive a salary in 1996, compared to a salary of $100,000 taken in 1995. Depreciation expense increased 41% from $329,481 in 1995 to $465,838 in 1996 due to the purchase of new operational and rental fleet equipment totaling $1,156,839.
Interest expense increased 45% from $36,760 in 1995 to $53,268 in 1996 due to increased financing related to the purchase of new equipment.

     Expenses to related parties decreased 93% from $831,223 in 1995 to $430,000 in 1996. This decrease was primarily due to the change in the management agreement between the Registrant and K & R Corporation allowing the Registrant to retain 80%
(commencing in 1996) rather than 60% (prior to 1996) of the profits generated from the K & R operations. The commissions expense related to this agreement decreased 64% from $485,124 in 1995 to $177,000 in 1996. Rent expense decreased 31% from $268,279 in 1995 to $184,000 in 1996, primarily due to the Registrant purchasing operational equipment (partially funded through the Bank Credit Facility) rather than leasing such equipment from K & R Corporation.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994
---------------------------------------------------------------------

     Total revenue increased 31% from $23,379,994 in 1994 to $30,545,142 in 1995. Net equipment and scrap sales increased 51% from $4,471,924 in 1994 to $6,742,988 in 1995. Service and consulting revenue increased 26% from $18,702,528 in 1994 to $23,505,472 in 1995. These increases were primarily due to higher market prices in the corrugated and scrap market, and to an increase in volume in the Registration's operations. Rental income increased 44% from $205,542 in 1994 to $296,682 in 1995, primarily due to the increase in the number of equipment units leased by the Registrant to customers.

     Cost of sales increased $4,711,450 or 23%, from $20,179,642 in 1994 to $24,801,092 in 1995. As a percentage of total revenue, these costs were 86.3% and 81.5% in 1994 and 1995, respectively.
Equipment and scrap costs increased 51% from $2,897,582 in 1994 to $4,366,918 in 1995. Service and consulting costs increased
19% from $17,282,060 in 1994 to $20,524,174 in 1995.  These
increases were directly related to an increase in the volume of the Registrant's operations.

     Direct expenses applicable to rental income increased 37% from $84,853 in 1994 to $116,571 in 1995, primarily due to the increase in the units of equipment leased by the Registrant to customers. As a percentage of rental income, these costs were 41% and 39% in 1994 and 1995, respectively.

     Selling, general and administrative expenses increased 35% from $2,614,735 in 1994 to $3,544,061 in 1995. This increase was attributable to the promotion of sales growth and the increased cost associated with the continued improvement of the computer systems of the Registrant. These expenses increased from 11.1% to 11.6% of total revenue in 1994 and 1995, respectively.
Interest expense increased $34,424 from $2,336 in 1994 to $36,760 in 1995 due to increased borrowing to finance operating equipment acquisitions during 1995.

     Expenses to related parties increased 141% from $343,893 in 1994 to $831,223 in 1995. Commissions expense increased $390,592 from $94,532 in 1994 to $485,124 in 1995. These significant increases were primarily due to higher market prices paid for corrugated materials. Consulting fees of $52,820 and legal fees of $25,000 were paid to related parties in 1995.

FINANCIAL CONDITION AT DECEMBER 31, 1996 COMPARED TO DECEMBER 31,
-----------------------------------------------------------------
1995
----

     Accounts receivable-trade increased from $3,241,290 as of December 31, 1995 to $3,300,728 as of December 31, 1996. The
Registrant received a payment of $1,264,920 prior to the year-end for a December billing, which reduced accounts receivable-trade from $4,565,648 to $3,300,728 for year ended December 31, 1996.
The increase in accounts receivable-trade of $1,324,358 from $3,241,290 as of December 31, 1995 to $4,565,648 was due to
higher volumes related to the scrap recycling operations, corrugated paper recycling operations, CWS operations and WESSCO operations.

     Accounts payable-trade increased $1,324,170 from $3,466,540 as of December 31, 1995 to $4,790,710 as of December 31, 1996.
This increase was due to higher volumes in the Registrant's operations.

     Working Capital increased $905,749 from $62,315 as of December 31, 1995 to $968,064 as of December 31, 1996. This increase was related to an increase in (i) income tax refunds receivable of $970,000 in connection with the exercise of non-employee stock options, and (ii) inventories totaling $294,600 from $138,503 as of December 31, 1995 to $433,103 as of December
31, 1996. This working capital increase was reduced on account of current maturities of long-term debt of $611,774 as of December 31, 1996 being used to finance acquisitions of new equipment for the recycling operations as compared to $367,431 as of December 31, 1995 which debt then was classified as long-term debt.
This reclassification to current liabilities was necessary because the related Credit Facility matures in June 1997.

INFLATION AND PREVAILING ECONOMIC CONDITIONS
--------------------------------------------

     To date, inflation has not and is not expected to have a significant impact on the Registrant's operation in the near term. The Registrant has no long-term fixed-price contracts and the Registrant believes it will be able to pass through most cost increases resulting from inflation to its customers.

SUBSEQUENT EVENTS
-----------------

     Effective March 24, 1997, K & R, the sole shareholder of which is Harry Kletter, has entered into a binding letter agreement (the "MGM Letter Agreement") with MGM Services, Inc., headquartered in Dallas, Texas. MGM is engaged in the business of managing solid waste accounts and selling waste monitoring devices (black boxes). Pursuant to the MGM Letter Agreement,
K & R would acquire all of the outstanding stock of MGM for 350,000 shares (the "K & R Registrant Shares") of Registrant's
Common Stock beneficially owned by K & R, subject to adjustment.
The consummation of the transaction is contingent upon any required Board and shareholder approvals by the parties. Upon execution of the MGM Letter Agreement, the Registrant is providing, at no cost to MGM, Peter V. Cullinan, Vice President of Management Services of the Registrant, to assist in the management of MGM. In that connection, Registrant management, upon consummation of the transaction, intends to enter into a management agreement with MGM to assist MGM in its operations.
The MGM Letter Agreement further contemplates that John Weidner of MGM will have the invitation and appointment to become a Board member of the Registrant in 1998 or upon an earlier vacancy thereon.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------    -------------------------------------------

     The response to this Item is submitted as a separate section of this report beginning on page F-1.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------    ------------------------------------------------
          ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------

     The Registrant did not change accounting firms for the audit of the 1996 financial statements. There were no disagreements with accountants in accounting and/or financial disclosure matters.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------   --------------------------------------------------

     The information set out in the sections entitled ELECTION OF
DIRECTORS in the Registrant's Proxy Statement for the 1997 Annual
Meeting of Shareholders and the information set out in the section entitled EXECUTIVE OFFICERS OF THE REGISTRANT on pages 14 and 15 of Part I of this report are incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
-------   ----------------------

     The information set out in the section entitled EXECUTIVE
COMPENSATION in the Registrant's Proxy Statement for the 1997
Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------   ---------------------------------------------------
          MANAGEMENT
          ----------

     The information set out in the section entitled VOTING
SECURITIES in the Registrant's Proxy Statement for the 1997
Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------   ----------------------------------------------

     The information set out in the section entitled EXEUCTIVE
COMPENSATION - Certain Transactions in the Registrant's Proxy
Statement for the 1997 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------   -------------------------------------------------------
          FORM 8-K
          --------

(a)  (1)  FINANCIAL STATEMENTS FILED
          --------------------------

                                                             PAGE
     Report of Independent Auditors                           F-1

     Balance Sheets as of December 31, 1996 and 1995          F-2

     Statements of Operations for the years
     ended December 31, 1996, 1995 and 1994                   F-4

     Statements of Stockholders' Equity for the
     years ended December 31, 1996, 1995 and 1994             F-5

     Statements of Cash Flows for the years
     ended December 31, 1996, 1995 and 1994                   F-6

     Notes to Financial Statements                            F-7

     (2)  FINANCIAL STATEMENT SCHEDULES
          -----------------------------

          Schedule II - Valuation and Qualifying Accounts is incorporated herein by reference at page F-24 of the Financial
Statements of the Registrant.

     (3)  LIST OF EXHIBITS
          ----------------

          The list of exhibits on the Exhibit Index is incorporated herein by reference. The management contract required to be filed as an exhibit to this Form 10-K pursuant to
Item 14(c) is noted by an asterisk (*) in the Exhibit Index.

(b)  REPORTS ON FORM 8-K.
     -------------------

     The Registrant did not file any Reports on Form 8-K during the last quarter of the fiscal year of the Registrant ended
December 31, 1996.

(c)  EXHIBITS.
     --------

     The exhibits listed on the Exhibit Index are filed as a part of this report.

(d)  FINANCIAL STATEMENT SCHEDULES.
     -----------------------------

     Schedule II - Valuation and Qualifying Accounts is incorporated herein by reference at page F-24 of the Financial
Statements of the Registrant.





                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Industrial Services of America, Inc.

We have audited the accompanying balance sheets of Industrial
Services of America, Inc. as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the three years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1996 the Company adopted Statement of Financial Accounting Standards No.
123.

Our audits of the foregoing financial statements also included the schedule listed under item 14(a)(2). In our opinion, such schedule presents fairly the information required to be set forth therein.

/s/ MATHER, HAMILTON & CO.

MATHER, HAMILTON & CO.
Louisville, Kentucky
March 10, 1997

INDUSTRIAL SERVICES OF AMERICA, INC.
BALANCE SHEETS

DECEMBER 31, 1996 and 1995
=================================================================



                             ASSETS

                                            1996          1995
                                            ----          ----

CURRENT ASSETS
 Cash and cash equivalents
   (Notes 6 and 11)                     $1,371,435   $  507,889
 Receivables:
   Trade, net of allowance for
     doubtful accounts of $16,000
     in 1996 and 1995                    3,300,728    3,241,290
   Related parties (Notes 5 and 8)         100,360        -
   Income taxes refunds                  1,203,900        -
   Other                                    10,599        -
                                         ---------    ---------

      Total receivables                  4,615,587    3,241,290
 Net investment in sales-type
   leases (Note 3)                           8,435       29,273
 Inventories (Note 2)                      433,103      138,503
 Deferred income taxes (Note 10)            45,400        6,400
 Other (Note 8)                            158,385      146,295
                                         ---------    ---------

   Total current assets                  6,632,345    4,069,650

Net property and equipment
 (Notes 4 and 6)                         2,704,192    1,961,381

Investment in joint venture
 (Notes 5 and 8)                            15,684        -

Other assets (Note 3)                       87,247      178,330
                                         ---------    ---------

TOTAL ASSETS                            $9,439,468   $6,209,361
                                         =========    =========



See accompanying notes.
-----------------------------------------------------------------

INDUSTRIAL SERVICES OF AMERICA, INC.
BALANCE SHEETS

DECEMBER 31, 1996 AND 1995
=================================================================


              LIABILITIES AND STOCKHOLDERS' EQUITY

                                           1996         1995
                                           ----         ----

CURRENT LIABILITIES
 Current maturities of
   long-term debt (Note 6)              $  611,774   $   19,797
 Payables:
   Trade accounts                        4,790,710    3,466,540
   Income taxes                              -          184,126
   Affiliated company (Note 8)             179,778      226,446
                                         ---------    ---------

      Total payables                     4,970,488    3,877,112
 Other                                      82,019      110,426
                                         ---------    ---------

   Total current liabilities             5,664,281    4,007,335

Long-term debt (Note 6)                      5,356      367,431

Deferred income taxes (Note 10)            161,000       66,600

Commitments and contingencies (Note 7)

STOCKHOLDERS' EQUITY (NOTE 13)
 Common stock, $.01 par value,
   10,000,000 shares authorized;
   1,957,500 shares issued as of
   December 31, 1996 and 1,757,500
   issued as of December 31, 1995           19,575       17,575
 Additional paid-in capital              1,405,000       27,000
 Retained earnings                       2,192,256    1,731,420
 Treasury stock, at cost, 27,900 shares     (8,000)      (8,000)
                                         ---------    ---------

   Total stockholders' equity            3,608,831    1,767,995
                                         ---------    ---------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                  $9,439,468   $6,209,361
                                         =========    =========

-----------------------------------------------------------------

INDUSTRIAL SERVICES OF AMERICA, INC.
STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
===========================================================================

                                        1996        1995          1994
                                        ----        ----          ----

REVENUE (NOTE 11)
 Net equipment and scrap sales
   (includes $204,386 to
   affiliated companies
   in 1996) (Note 8)                $ 6,490,915 $ 6,742,988   $ 4,471,924
 Service and consulting revenue      27,355,393  23,505,472    18,702,528
 Rental income                          430,908     296,682       205,542
                                     ----------  ----------    ----------

   Total revenue                     34,277,216  30,545,142    23,379,994

COSTS AND EXPENSES
 Costs of sales:
   Equipment and scrap                4,953,493   4,366,918     2,897,582
   Service and consulting            24,727,047  20,524,174    17,282,060
                                     ----------  ----------    ----------

      Total costs of sales           29,680,540  24,891,092    20,179,642
 Direct expenses applicable
   to rental income                     153,823     116,571        84,853
 Selling, general and
   administrative expenses
   (Notes 8 and 12)                   3,271,246   3,544,061     2,614,735
 Expenses to related parties
   (Note 8):
   Rent                                 184,000     268,279       249,361
   Commissions                          177,000     485,124        94,532
   Consulting and legal fees             69,000      77,820         -
                                     ----------  ----------    ----------

   Total costs and expenses          33,535,609  29,382,947    23,223,123
                                     ----------  ----------    ----------

Income from operations                  741,607   1,162,195       156,871

Other (expense) income, net (Note 9)     (2,171)     58,964       618,846
                                     ----------  ----------    ----------

Income before provision for
  income taxes                          739,436   1,221,159       775,717

Provision for income taxes (Note 10)    278,600     517,000       286,300
                                     ----------  ----------    ----------

NET INCOME                          $   460,836 $   704,159   $   489,417
                                     ==========  ==========    ==========

EARNINGS PER COMMON SHARE

Primary                             $       .24 $       .41   $       .28
                                     ==========  ==========    ==========

Fully diluted                       $       .24 $       .38   $       .28
                                     ==========  ==========    ==========


See accompanying notes.
---------------------------------------------------------------------------

INDUSTRIAL SERVICES OF AMERICA, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
============================================================================



                      Common Stock      Additional                 Treasury Stock
                      ------------       Paid-in      Retained     --------------
                    Shares    Amount     Capital      Earnings      Shares    Cost        Total
                    ------    ------     -------      --------      ------    ----        -----

Balance as of
January 1, 1994   1,757,500    $17,575  $   27,000   $  537,844    (27,900) $(8,000)    $  574,419

Net income            -          -           -          489,417      -        -            489,417
                  ---------    -------  ---------------------------------------------   -----------

Balance as of
December 31, 1994 1,757,500     17,575      27,000    1,027,261    (27,900)  (8,000)     1,063,836

Net income            -          -           -          704,159      -        -            704,159
                  ---------    -------  ----------   -----------   -------  -------     -----------

Balance as of
December 31, 1995 1,757,500     17,575      27,000    1,731,420    (27,900)  (8,000)     1,767,995

Fair value of
stock options
issued for consulting
services provided to
the Company
(Note 13)             -          -         117,500        -          -        -            117,500

Common stock issued
upon exercise of
nonemployee stock
options (Note 13)   200,000      2,000     248,000        -          -        -            250,000

Income tax benefit
related to exercise
of nonemployee stock
options (Note 13)     -          -         970,000        -          -        -            970,000

Stock transferred by
Company's principal
stockholder for services
to be provided to the
Company (Note 8)      -          -          42,500        -          -        -             42,500

Net income            -          -           -          460,836      -        -            460,836
                  ----------   -------  ----------   -----------   -------  -------     -----------

Balance as of
December 31, 1996 1,957,500    $19,575  $1,405,000   $2,192,256    (27,900) $(8,000)    $3,608,831
                  =========    =======  ==========   ===========   =======  =======     ===========



See accompanying notes.
-----------------------------------------------------------------------------

INDUSTRIAL SERVICES OF AMERICA, INC.
STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
===========================================================================


                                        1996        1995          1994
                                        ----        ----          ----

OPERATING ACTIVITIES
 Net income                          $  460,836  $  704,159    $  489,417
 Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Equity in loss of joint venture      29,142       -             -
    Consulting fees related to
       issuance of nonemployee
       stock options                    100,625       -             -
    Depreciation and amortization       465,838     329,481       189,501
    Provisions for doubtful accounts      2,255      33,200         -
    Deferred income taxes                55,400      37,600        29,300
    Special charge                        -           -           108,006
    Gain on sale of property
       and equipment                    (31,229)    (42,287)      (10,091)
    Increase (decrease) in cash
      resulting from changes in:
       Receivables                     (404,297)   (863,787)     (176,332)
       Inventories                     (294,600)     22,708       (88,564)
       Other current assets             (52,715)     85,788      (101,263)
       Payables                       1,193,376     992,570      (272,701)
       Other current liabilities        (28,407)     65,248       (36,903)
                                      ---------   ---------     ---------

   Net cash provided by
    operating activities              1,496,224   1,364,680       130,370

INVESTING ACTIVITIES
 Payments and deposits for property
   and equipment                     (1,156,839) (1,555,359)     (609,639)
 Proceeds from sale of property
   and equipment                         59,603     119,580        29,888
 Investment in joint venture            (44,826)      -             -
 Purchase of restricted investment        -        (100,000)        -
 Increase in notes receivable
   to affiliated company                  -           -           (37,135)
 Payments on notes receivable -
   affiliated company                     -           -           109,000
 Other                                   (7,537)    (15,893)      (26,970)
                                      ---------   ---------     ---------
   Net cash used in
    investing activities             (1,149,599) (1,551,672)     (534,856)

FINANCING ACTIVITIES
 Proceeds from exercise of
   nonemployee stock options            250,000       -             -
 Proceeds from issuance of
   long-term debt                       600,000      31,525         -
 Payments on long-term debt            (370,098)    (21,590)      (24,507)
 Net proceeds from issuance
   of note payable to bank                -         300,000        50,000
 Investment in sales-type leases         (2,369)     (6,875)      (43,647)
 Proceeds from sales-type leases         39,388      36,937        29,777
                                      ---------   ---------     ---------

   Net cash provided by
    financing activities                516,921     339,997        11,623
                                      ---------   ---------     ---------

Net increase (decrease) in cash
 and cash equivalents                   863,546     153,005      (392,863)

Cash and cash equivalents at
 beginning of year                      507,889     354,884       747,747
                                      ---------   ---------     ---------

Cash and cash equivalents at
 end of year                         $1,371,435  $  507,889    $  354,884
                                      =========   =========     =========


See accompanying notes.
---------------------------------------------------------------------------
                                    F-6

INDUSTRIAL SERVICES OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
=================================================================



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

     CONSOLIDATION - The 1995 and 1994 financial statements include IES of America, Inc., an inactive wholly-owned subsidiary disolved during the year ended December 31, 1996. No significant intercompany transactions occurred during the years ended December 31, 1995 and 1994.

     COMMON CONTROL - The Company conducts significant levels of business (see Note 8) with K & R Corporation, Inc. (K&R) which is owned by the Company's principal stockholder. Because these entities are under common control, operating results or financial position of the Company may be materially different from those that would have been obtained if the entities were autonomous.

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

     CASH AND CASH EQUIVALENTS - Cash and cash equivalents includes all cash balances and highly liquid investments with a maturity of three months or less.

     ACCOUNTS RECEIVABLE - Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required.

-----------------------------------------------------------------
                               F-7

     INVENTORIES - Inventories consist principally of waste equipment machinery and parts, and scrap materials held for resale and are stated at the lower of cost (first-in, first-out method) or market.

     PROPERTY AND EQUIPMENT - Net property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets. Accelerated depreciation methods are used for income tax purposes. The estimated useful lives for each asset category are as follows:

          Category                                     Range
          --------                                     -----

     Equipment and vehicles                          3 - 10 years
     Office equipment                                     3 years
     Rental equipment                                     5 years
     Leasehold improvements                              10 years

     INCOME TAXES - The Company recognizes deferred income tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The significant components of deferred tax provision for income taxes are based on income and expenses included in the accompanying Statement of Operations. Differences between taxes so computed and taxes payable under applicable statutes and regulations, when material, are classified as deferred income taxes arising from temporary differences.

     RECLASSIFICATIONS - Certain reclassifications were made to 1995 and 1994 amounts to conform to the 1996 presentation.

     EARNINGS PER COMMON SHARE - For the year ended December 31, 1996, primary earnings per common share is computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares is increased by the number of shares issuable on the exercise of stock options when the market price of the Company's common stock exceeds the exercise price of the options. This increase in the number of common shares is reduced by the number of common shares


----------------------------------------------------------------
                               F-8
     assumed to be purchased with the proceeds from the exercise of the options. Those purchases are assumed to be made at the average price of the Company's common stock during the year. Fully diluted earnings per common share for the years ended December 31, 1996 and 1995 is determined in the same manner as primary earnings per common share for the year ended December 31, 1996 except that the applicable year end stock price is used to calculate the number of common shares that are assumed to be purchased with the proceeds from the exercise of the options.

     For the year ended December 31, 1995, primary earnings per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during 1995. Because the average price of the Company's common stock is not determinable for the year ended December 31, 1995 due to its limited trading on a secondary market, the primary earnings per common share computation does not include an increase in common shares by the number of shares issuable on the exercise of stock options nor does it include a reduction of the common shares by the number of common shares assumed to be purchased with the proceeds from the exercise of the stock options.

     For the year ended December 31, 1994, no stock options were issued. Therefore, primary and fully diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding during 1994.

     The weighted average number of common and dilutive equivalent shares used to compute primary earnings per common share were 1,949,702, 1,729,600 and 1,729,600 for the years ended December 31, 1996, 1995, and 1994, respectively.

     The weighted average number of common and dilutive equivalent shares used to compute fully diluted earnings per common share were 1,953,581, 1,852,814 and 1,729,600 for the years ended December 31, 1996, 1995 and 1994, respectively.

     IMPAIRMENT OF LONG-LIVED ASSETS - In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events


----------------------------------------------------------------
     or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 1996, the Company adopted this statement and determined that no impairment loss need be recognized for applicable assets of continuing operations.

     STOCK-BASED COMPENSATION AND TRANSACTIONS - In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation." This new statement defines a fair value based method of accounting for employee stock options and similar equity instruments, and transactions in which an entity acquires goods or services from nonemployees in exchange for equity instruments. Under the new fair value method, cost is measured at the grant date based on the value of the equity instrument and is recognized over the vesting or service period. Under the intrinsic value based method prescribed by APB Opinion No. 25 "Accounting for Stock Issued to Employees," cost is measured as the excess, if any, of the quoted market price of the stock at grant date over the stock acquisition price.

     SFAS No. 123 gives entities a choice of recognizing related compensation expense for employee stock options using the intrinsic value approach described above. If APB Opinion No. 25 is elected for measurement, SFAS No. 123 requires supplemental pro forma disclosures of net income and earnings per share, as if the fair value method of accounting prescribed by SFAS No. 123 had been applied.

     Although the Company does not currently maintain employee stock option or similar plans, it intends to use the measurement method prescribed by APB Opinion No. 25 and will provide the pro forma footnote disclosures required by SFAS No. 123. In 1996, the Company adopted SFAS No. 123 for transactions in which the Company acquires goods or services from nonemployees in exchange for equity instruments.


2.   INVENTORIES

     Inventories as of December 31, 1996 and 1995 consist of the following:


-----------------------------------------------------------------
                              F-10

                                            1996       1995
                                            ----       ----

     Equipment and parts                  $ 84,858   $ 61,608
     Scrap materials                       348,245     76,895
                                           -------    -------

     Total inventories                    $433,103   $138,503
                                           =======    =======

3.   LEASES

     The Company is the lessor of equipment under sales-type leases having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees.

     Future minimum lease payments receivable for sales-type leases as of December 31, 1996 are as follows:

     1997                                            $ 12,181
     1998                                               8,773
     1999                                               3,185
     2000                                               2,029
     2001                                                 676
                                                      -------

     Net minimum lease payments receivable             26,844
     Less unearned income                               7,244
                                                      -------

     Net investment in sales-type leases               19,600
     Less current portion                               8,435
                                                      -------

     Long-term portion                               $ 11,165
                                                      =======

     The Company also is the lessor of equipment under operating leases having terms of one to five years. All costs associated with this equipment are the responsibility of the lessees. The net investment in equipment leased to customers under noncancelable operating leases as of December 31, 1996 and 1995 is as follows:

                                           1996       1995
                                           ----       ----

     Rental equipment                    $ 844,765  $ 633,285
     Less accumulated depreciation         376,730    298,914
                                          --------   --------

     Net rental equipment                $ 468,035  $ 334,371
                                          ========   ========

-----------------------------------------------------------------

     Future minimum rentals receivable under noncancelable operating leases as of December 31, 1996 are as follows:

     1997                                           $ 220,232
     1998                                             109,391
     1999                                              59,697
     2000                                              25,327
     2001                                              10,325
                                                     --------

     Future minimum rentals                         $ 424,972
                                                     ========

4.   NET PROPERTY AND EQUIPMENT

     Net property and equipment as of December 31, 1996 and 1995 consists of the following:

                                           1996       1995
                                           ----       ----

     Equipment and vehicles             $2,536,174 $1,763,696
     Office equipment                      426,777    335,883
     Rental equipment                      844,765    633,285
     Leasehold improvements                143,477     68,634
                                         ---------  ---------

     Property and equipment              3,951,193  2,801,498
     Less accumulated depreciation
       and amortization                  1,247,001    840,117
                                         ---------  ---------

     Net property and equipment         $2,704,192 $1,961,381
                                         =========  =========

5.   INVESTMENTS IN AFFILIATES

     In May 1996 the Company entered into a 50% joint venture agreement. The Company's investment in Moros N.A., LLC (Moros) is recorded under the equity method of accounting. The Company's equity interest required an initial investment of $44,826. The Company's share of the loss for the year ended December 31, 1996 totaled $29,142 (see Note 9).
     During the year ended December 31, 1996, the Company incurred expenses on behalf of Moros totaling $66,747. The Company has recorded a receivable as of December 31, 1996 for these expenses.


-----------------------------------------------------------------
                              F-12

     In December 1994, the Company entered into an agreement with Recycling Data Management Corporation (RDMC) regarding the Company's 50% equity interest in Recycleline, Inc. Under this agreement, the Company agreed to assign its interest in Recycleline to RDMC. As part of the agreement, the Company absorbed all expenses incurred on behalf of Recycleline during 1994 which totaled $37,135. In addition, the Company loaned Recycleline $25,000. The loan bears interest at prime (prime was 8.25% as of December 31, 1996) and is secured by all RDMC outstanding stock. The loan and accrued interest is payable on December 31, 1999. In exchange for the assignment and the loan, the Company received an option to acquire 40% equity interest in Recycleline based on its book value at the exercise date. The option exercise period extends through December 31, 1999.

     During December 1994, the Company wrote off a note receivable from Recycleline totaling $78,877 and its remaining investment in Recycleline totaling $29,129 (see
     Note 9).


6.   DEBT

     Long-term debt as of December 31, 1996 and 1995 consists of the following:

                                           1996       1995
                                           ----       ----

     Note payable to bank                 $600,000   $350,000

     Notes payable; interest ranging
     from 6% to 10.75%; due in monthly
     installments of principal and
     interest totaling $2,040 with various
     maturity dates through January 1999;
     secured by vehicles with a net book
     value of approximately $12,000 as of
     December 31, 1996                      17,130     37,228
                                           -------    -------

     Total long-term debt                  617,130    387,228
     Less current maturities               611,774     19,797
                                           -------    -------

     Long-term maturities                 $  5,356   $367,431
                                           =======    =======

     As of December 31, 1996, the Company had borrowed $600,000 under its $750,000 credit agreement with a financial institution. Interest under the agreement is payable monthly at the bank's prime rate plus

-----------------------------------------------------------------

     .5% (prime rate was 8.25% as of December 31, 1996). Principal is payable upon expiration of the agreement on June 30, 1997. This agreement is secured by certain assets owned by the Company and K&R, certain rent assignments, a life insurance policy on the Company's principal stockholder, and any assets held by the financial institution on behalf of the Company. The agreement is guaranteed by the Company's principal stockholder.

     As of December 31, 1996, aggregate maturities of long-term debt are as follows:

          1997                                       $611,774
          1998                                          4,572
          1999                                            784
                                                      -------

          Total long-term debt                       $617,130
                                                      =======

7.   COMMITMENTS AND CONTINGENCIES

     The Company has a noncancelable operating lease agreement for certain facilities through December 1998. The lease may be renewed by the Company for one successive three year period. Rent expense for the years ended December 31, 1996, 1995 and 1994 under this agreement totaled $19,327, $18,442, and $18,000, respectively. Future minimum rental payments under this agreement as of December 31, 1996 are as follows:

          1997                                       $ 19,327
          1998                                         14,496
                                                      -------

     Future minimum rental payments                  $ 33,823
                                                      =======

     In November 1996 the Company entered into a contract to purchase certain equipment for $180,000. As of December 31, 1996, the Company's remaining commitment totaled approximately $135,000.

     In March 1995, the Company entered into two consulting agreements for certain strategic and financial advisory services. In conjunction with these agreements, the Company granted stock options to the consultants (see Note 13). In addition to the granted stock options, one of the consulting agreements requires compensation for services based on negotiated fees. Under the second agreement, the Company is additionally committed for a minimum fee equal to 5% of the aggregate


----------------------------------------------------------------
                              F-14
     price paid by the Company for acquisitions of operating businesses or working assets on which the consultant performs services on behalf of the Company. These agreements expire March 31, 1997.

     In July 1996, the Company signed a letter of intent with Earthwatch Waste Systems, Inc. (EWS). The letter calls for a stock exchange under which the Company will issue 300,000 shares of its common stock to EWS note holders and will grant an option for an additional 200,000 shares of the Company's common stock in exchange for all outstanding common stock of EWS. The stock exchange is contingent upon release of all debts and claims against EWS by its note holders. As of March 10, 1997, the release by EWS note holders and EWS Board of Director approval have not been obtained. While the Company's management is actively pursuing closure regarding this transaction, the probability of this exchange occurring is uncertain.


8.   RELATED PARTY TRANSACTIONS

     The Company enters into various transactions with related parties including the Company's principal stockholder, an affiliated company controlled by the Company's principal stockholder (K&R) and a joint venture in which the Company owns a 50% equity interest. These transactions primarily involve advances from the Company, notes receivable, and leasing of facilities and vehicles by the Company. A summary of these transactions is as follows:

                                            1996       1995
                                            ----       ----

     Receivables from related parties:
          Affiliated companies            $ 76,695   $   -
          Principal stockholder             23,665       -
                                           -------    -------
     Total receivables from
        related parties                   $100,360   $   -
                                           =======    =======

     Payable to K&R                       $179,788   $226,446
                                           =======    =======

                                1996        1995       1994
                                ----        ----       ----

     Rent expense to K&R      $184,000    $268,279   $249,361
                               =======     =======    =======

-----------------------------------------------------------------
                              F-15

     The Company had sales to an affiliated company which owns
     50% in the joint venture (see Note 5) totaling $129,386 and had sales to K&R totaling $75,000 for the year ended
     December 31, 1996.

     The Company paid legal fees totaling approximately $16,000 and $25,000 to one of its Directors for the years ended
     December 31, 1996 and 1995, respectively.

     The Company paid consulting fees totaling $53,000 and $52,820 to an affiliated company owned by one of the company's stockholders for the years ended December 31, 1996 and 1995, respectively.

     In November 1996, the Company entered into a one year consulting agreement for certain marketing expertise. The Company's principal stockholder agreed to transfer 5,000 shares of his stock on behalf of the Company to the consultant as payment for these future services. As of December 31, 1996, the Company recorded deferred consulting costs and additional paid-in capital totaling $42,500 resulting from the stock's quoted market value as of the date of the agreement.

     The Company's principal stockholder and Chief Executive Officer has discretionary authority regarding his annual salary. During the year ended December 31, 1996, the CEO did not receive a salary. The CEO's salary for the years ended December 31, 1995 and 1994 totaled $100,000 and $200,000, respectively. These amounts are included in selling, general and administrative expenses in the Statement of Operations.

     Under certain operating lease agreements with K&R, the Company incurs monthly expenses of $3,750 to lease the Company's main office facility, $6,250 for facilities used in the scrap recycling operations, and $5,000 for equipment and vehicles used in the scrap recycling operations.

     The Company has an agreement with K&R, enabling the Company to manage all aspects of K&R's scrap recycling operations. The original agreement provided that the Company retain 60% of the profits from the management of the scrap recycling operations commencing July 1, 1994. Effective January 1, 1996 the agreement was amended to provide that the Company retain 80% of the profits from the management of the

-----------------------------------------------------------------
     scrap recycling operations. The Company includes all revenue from the scrap recycling operations and the related commission fee in the Statement of Operations. The scrap recycling operations generated income before commission expense to K&R and provision for income taxes to the Company totaling $889,765, $1,213,515 and $236,330 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company incurred commission expenses to K&R totaling $177,000, $485,124 and $94,532 for the years ended
     December 31, 1996, 1995 and 1994, respectively. This agreement may be canceled by either party upon prior written notice.

     In January 1997 the Company entered into a rental agreement with K&R for certain additional facilities. The agreement calls for monthly rental payments of $20,000 through December 2001.


9.   OTHER (EXPENSE) INCOME, NET

     Other (expense) income, net consists of the following for the years ended December 31, 1996, 1995 and 1994:

                                1996        1995       1994
                                ----        ----       ----

     Interest income          $ 43,339    $ 56,961   $ 32,579
     Interest expense          (53,268)    (36,760)    (2,336)
     Loss on investment in
       joint venture (Note 5)  (29,142)       -          -
     Change in estimates
       related to waste
       collection and disposal
       services                   -           -       647,634
     Loss on investment in
       Recycleline, Inc.
       (Note 5)                   -           -      (108,006)
     Gain on sale of property
       and equipment            31,229      42,287     10,091
     Miscellaneous               5,671      (3,524)    38,884
                               -------     -------    -------

     Other (expense)
       income, net            $ (2,171)   $ 58,964   $618,846
                               =======     =======    =======

----------------------------------------------------------------
                              F-17

10.  INCOME TAXES

     Provision for income taxes consists of the following for the years ended December 31, 1996, 1995 and 1994:

                               1996        1995       1994
                               ----        ----       ----

     Current:
          Federal             $177,900    $386,700   $196,400
          State and local       45,300      92,700     60,600
                               -------     -------    -------

           Current provision   223,200     479,400    257,000

     Deferred:
          Federal               48,500      31,900     29,300
          State and local        6,900       5,700       -
                               -------     -------    -------

           Deferred provision   55,400      37,600     29,300
                               -------     -------    -------

     Provision for
      income taxes            $278,600    $517,000   $286,300
                               =======     =======    =======

     The difference between the actual provision for income taxes and the tax provision computed by applying the statutory Federal income tax rate to income before provision for income taxes is attributable to the following for the years ended December 31, 1996, 1995 and 1994:

                               1996        1995       1994
                               ----        ----       ----

     Federal income tax at
       statutory rate         $251,400    $415,200   $263,700

     State and local income
       taxes, net of federal
       income tax effect        25,100      63,000     40,000

     Effect of tax rate change
       on deferred tax assets     -         13,500    (12,200)

     Other differences, net      2,100      25,300     (5,200)
                               -------     -------    -------

     Provision for
       income taxes           $278,600    $517,000   $286,300
                               =======     =======    =======

-----------------------------------------------------------------
                              F-18

     Deferred income tax (liabilities) assets consist of the following as of December 31, 1996 and 1995:

                                           1996       1995
                                           ----       ----

     Nonemployee stock options           $  39,000   $   -
     Provisions for estimated
       liabilities                          18,200     17,300
     Depreciation                         (172,800)   (77,500)
                                          --------    -------

     Net deferred income tax liability   $(115,600)  $(60,200)
                                          ========    =======

     The tax effect of income tax deductions for the year ended
     December 31, 1996 related to the exercise of certain nonemployee stock options is credited to additional paid-in capital (see Note 13).


11.  RISK AND UNCERTAINTIES

     Revenue from two customers represents approximately 58% of total revenue for the year ended December 31, 1996 while revenue from a single customer represents approximately 44% and 41% of total revenue for the years ended December 31, 1995 and 1994, respectively. A change in the status of these customers could adversely affect operating results in the near term.

     As of December 31, 1996 the Company maintains cash deposits of approximately $1,270,000 in excess of federally insured limits at a single financial institution.


12.  RETIREMENT PLAN

     During 1995, the Company sponsored a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute up to 15% of their annual compensation. Under the plan, the Company matches 10% of each employee's voluntary contributions. Any additional annual matching amounts made by the Company are determined by management. The Company's matching contributions totaled $13,856 and $31,111 for the years ended December 31, 1996 and 1995, respectively.


-----------------------------------------------------------------
                              F-19

13.  NONEMPLOYEE STOCK OPTIONS

     During the years ended December 31, 1996 and 1995, the Company entered into various consulting agreements for certain strategic and financial advisory services. In conjunction with these agreements, the Company granted stock options to the consultants. The fair value of each stock option was based on the quoted market price of the Company's common stock at the date of grant. Due to the limited trading of the Company's stock, the quoted market price of the Company's common stock less the exercise price of the related stock option was used as the best estimate of each stock option's fair value at the date of grant. Because exercise prices of the stock options issued in 1996 were below the market price of the Company's common stock at the dates of grant, consulting costs totaling $100,625 were recorded for the year ended December 31, 1996 and deferred consulting costs totaling $16,875 were recorded as of December 31, 1996. Because exercise prices of the stock options issued in 1995 were above the market price of the Company's common stock at the dates of grant, no consulting costs were recorded related to issuance of these stock options. Because the stock options issued in 1995 were valued at fair value as would have been determined in accordance with SFAS No. 123, no pro forma disclosures related to net income and earnings per share for the year ended December 31, 1995 are necessary.

     Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 1996, 1995 and 1994:

                                                                                Weighted
                                          Weighted                    Maximum    Average
                                           Average        Option      Term of  Grant Date
                           Number of    Option Price     Price Per    Options  Fair Value
                            Shares        Per Share        Share      Granted  of Options
                            ------        ---------        -----      -------  ----------

Balance as of
  January 1, 1994             -           $   -              -          -        $  -
  Granted                     -               -              -          -           -
  Exercised                   -               -              -          -           -
                          -------

Balance as of
  December 31, 1994           -               -              -          -           -
  Granted                 200,000            1.25      $.50 to $2.00 2 years        -
  Exercised                   -               -              -          -           -
                          -------

Balance as of
  December 31, 1995       200,000            1.25      $.50 to $2.00 2 years        -
  Granted                  70,000            5.00          $5.00     2 to 10      2.93
                                                                       years
  Exercised              (200,000)           1.25      $.50 to $2.00 2 years        -
                          -------

Balance as of                                                        2 to 10
  December 31, 1996        70,000           $5.00          $5.00       years     $2.93
                         ========           =====          =====     =======     =====

----------------------------------------------------------------------
                                 F-20

     The tax effect of income tax deductions for the year ended December 31, 1996 related to the 1996 exercise of the nonemployee stock options issued during the year ended December 31, 1995 is credited to additional paid-in capital. Because no consulting costs were recorded in 1995 related to the issuance of these stock options, the amount credited to additional paid-in capital represents the tax effect related to the excess of the market price of the Company's common stock at the date of exercise compared to the related stock option exercise price.


14.  SIGNIFICANT FOURTH QUARTER CHARGES AND ADJUSTMENTS

     During the quarter ended December 31, 1996, the Company recorded the following significant items having financial statement impact on previously reported quarters:

                                                      Per Share Amount
                                                      ----------------
                                                                 Fully
                                           Item      Primary    Diluted
                                           ----      -------    -------

     Consulting expenses related to
       issuance of nonemployee stock
       options, net of income tax effect
       of $39,000                      $( 61,625)    $  (.03)   $  (.03)

     Adjustment of expenses previously
       allocated to K&R, net of income
       tax effect of $98,000            (147,000)       (.08)      (.08)
                                        --------      ------     ------

     Expenses incurred on behalf of joint
       venture reclassified as receivable
       from joint venture, net of income
       tax effect of $13,000              20,000         .01        .01
                                       ---------      ------     ------

     Effect on previously reported net
       income and earnings per common
       share                           $(188,625)    $  (.10)   $  (.10)
                                        ========      ======     ======

15.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

     Cash paid during the year for:

                               1996        1995       1994
                               ----        ----       ----

     Interest                 $ 48,748    $ 36,760   $  2,336
     Income taxes              641,226     583,659    124,934

---------------------------------------------------------------
                              F-21

16.  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
     ACTIVITIES

     The following noncash investing and financing activities occurred during the year ended December 31, 1996:

          Reclassification of deposits on
            operating equipment                      $125,000

          Transfer of restricted investment
            in lieu of cash for payment of
            accounts payable to K&R                   100,000

          Fair value of stock options issued
            for consulting services provided
            to the Company                            117,500

          Income tax benefit related to exercise
            of nonemployee stock options              970,000

          Stock transferred by Company's
            principal stockholder for
            future consulting services
            to be provided to the Company              42,500

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

     CASH AND CASH EQUIVALENTS - The carrying amount of cash and cash equivalents approximates fair value because of the short-term maturity of these instruments.

     DEBT - The fair value of debt is estimated based on quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same maturities.

     As of December 31, 1996 and 1995, the estimated values of the Company's financial instruments are as follows:


--------------------------------------------------------------

                                   1996                   1995
                                   ----                   ----

                          Carrying      Fair      Carrying      Fair
                           Amount       Value      Amount       Value
                           ------       -----      ------       -----

     Cash and cash
       equivalents      $1,371,435   $1,371,435   $507,889     $507,889
     Debt                  617,130      617,130    387,228      387,228

18.  SUBSEQUENT EVENT

     On February 11, 1997 the Company entered into an agreement for investment banking services. Under terms of the agreement, the Company is required to pay a 6% investment banking fee based on any funds raised through an equity placement. In addition, the investment banker will be entitled to receive five-year warrants to purchase an amount of the Company's common stock equal to 12,500 common shares per million dollars raised on behalf of the Company at the same per share price paid by the purchasers of the offering. Additionally, the investment banker is entitled to a consulting fee of 4% of the total dollars raised in the financing, payable in warrants with the same terms as those mentioned above and a monthly advisory fee of $5,000 through the term of the agreement. The term of the agreement extends through May 12, 1997.






-----------------------------------------------------------------
                              F-23

INDUSTRIAL SERVICES OF AMERICA, INC.                        Schedule II

VALUATION AND QUALIFYING ACCOUNTS
YEAR ENDED DECEMBER 31, 1996
==============================================================


                                    Balance
                                      at      Charged to   Charged to                 Balance
                                  Beginning    Costs and      Other                    at End
                                    of Year     Expenses    Accounts    Deductions    of Year
                                    -------     --------    --------    ----------    -------

    Description
    -----------

Allowance for doubtful
  accounts (deducted from
  accounts receivable)             $ 16,000     $  -        $  -         $  -        $ 16,000
                                   ========     ========    =======      =======     ========

Allowance for doubtful
  accounts (deducted from
  notes receivable)                $ 27,200     $  2,255    $  -         $  -        $ 29,455
                                   ========     ========    =======      =======     ========







-------------------------------------------------------------------
                            F-24

                           SIGNATURES
                           ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INDUSTRIAL SERVICES OF AMERICA INC.
                         -----------------------------------
                         (Registrant)


                         By :  /s/  Harry Kletter
                              ---------------------------------
                              Harry Kletter
                              President and Chief Executive Officer


Date: March 31, 1997
      --------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     SIGNATURE                      DATE
     ---------                      ----


  /s/  Harry Kletter               3/31/97
--------------------------
Harry Kletter
Director, President and Chief
Executive Officer (Principal
Executive Officer and
Principal Financial Officer)


 /s/  Roberta Kletter              3/31/97
--------------------------
Roberta Kletter
Director and Executive Vice
President


 /s/  Matthew L. Kletter           3/31/97
--------------------------
Matthew L. Kletter
Director, Vice President of
Legal Affairs and Secretary


/s/  Alan Schroering               3/31/97
--------------------------
Alan Schroering
Director of Finance and
Treasurer (Principal
Accounting Officer)
                            EXHIBITS
                            --------


Exhibit
Number                        Description
-------                       -----------

  3.1 Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant's report on Form 10-KSB for the year ended December 31, 1995.

  3.2 Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's report on Form 10-KSB for the year ended December 31, 1995.

 10.1 Management Agreement, dated as of April 1, 1992, as amended, by and between the Registrant and K & R
               Corporation.*

 10.2 Stock Option Agreement, dated February 14, 1996, by and between the Registrant and Ernest D. Chu.

 10.3 Stock Option Agreement, dated June 11, 1996, by and between the Registrant and R. Jerry Falkner.

 10.4          Independent Consulting Services Agreement -
               Maxwell, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Douglas I. Maxwell, III ("Maxwell"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the
               Registrant, filed on June 26, 1996 (File No.
               333-06915).

 10.5          Confidential Information and Non-Competition
               Agreement Independent Contractor - Maxwell, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Maxwell, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of the
               Registrant, filed on June 26, 1996 (File No.
               333-06915).

 10.6 Stock Option Agreement - Maxwell, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Maxwell, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).

 10.7 Independent Consulting Services Agreement - Sullivan, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Neil C. Sullivan ("Sullivan"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

 10.8 Confidential Information and Non-Competition Agreement Independent Contractor - Sullivan, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

 10.9 Stock Option Agreement - Sullivan, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

 11            Statement of Computation of Earnings Per Share.

 27            Financial Data Schedule (for SEC use only).

* Denotes a management contract of the Registrant required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation
  S-K.

                                                     EXHIBIT 10.1
                      MANAGEMENT AGREEMENT
                      --------------------

     THIS AGREEMENT, dated as of April 1, 1992, by and between Industrial Services of America, Inc. ("ISA") a Florida Corporation with offices at 7100 Grade Lane, Louisville, Kentucky, 40213 and K & R Corporation ("K&R"), a Kentucky Corporation with offices at 7100 Grade Lane, Louisville, Kentucky, 40213.

     WHEREAS, ISA is in the business of management and consulting for business in all aspects of solid waste and recycling; and

     WHEREAS, ISA has personnel with experience in physical operations of facilities in the waste field; and

     WHEREAS, K&R owns three separate physical operations all of which are involved in solid waste and/or recycling, located adjacent to ISA headquarters, as well as the real estate for another operation on the same property; and

     WHEREAS, K&R wishes to employ ISA to manage all these facilities and to serve as leasing agent for the property currently being utilized by Medigen, Inc., a corporation based in Boston, Massachusetts as a medical waste incineration facility;
and

     WHEREAS, the Corporation considers the formation of this relationship a unique opportunity to expand its current business base with minimal financial risk to the Corporation;

     NOW THEREFORE, for and in consideration of the mutual covenants of the parties, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties agree as follows:

1.   Term:  The term of this Agreement shall be for a period of 2
     ----
     years and shall be renewable for an additional 2 year period, but may be cancelled by either of the parties hereto upon 60 days written notice from one party to the other.

2.   Price:  K&R shall pay ISA a management fee equal to 90% of
     -----
     the net profits from the physical operation(s) of K&R and such other consideration as described in Exhibit A attached. In addition to profits from operations, K&R agrees to pay certain "rental overages" on the rental of any facility under management of ISA. These facilities and any rental overages are listed in Exhibit A attached.

3.   Management Responsibilities:  ISA shall have certain
     ---------------------------
     monetary and operational responsibilities relating to the activities of the K&R facilities located at 7100 Grade Lane. These responsibilities include, but are limited to, payment of all expenses incident to the operation of the K&R businesses located at 7100 Grade Lane. ISA will also be responsible for collection of receivables and payment of invoices and other payables for K&R. All money in any account of K&R shall be used by ISA in said operations. These businesses include the scrap operation known as "Tri-City Scrap", the recycling/reduction facility, the transfer station and the medical waste incineration facility. ISA shall be responsible for the physical operation of all above-listed facilities, except the medical waste incineration facility. ISA shall be responsible for the leasing or operation of the medical waste incineration facility should the present tenant vacate the facility. If ISA operates the facility, a separate agreement shall be entered into detailing the terms of this relationship. Should ISA find a tenant for the facility, ISA shall be entitled to a "rental overage" of no less than $5000.00 per month for the life of the lease and any renewals (as further described in Exhibit A).

4.   Insurance:  ISA shall be responsible for all necessary
     ---------
     insurance incident to the operation of the facilities listed.

5.   Employment:  K&R shall remain responsible for any policies
     ----------
     in place at the time of this Agreement and any prior work-related claims. ISA shall comply with K&R policies, but will handle all payroll and personnel matters on behalf of K&R.

6.   Conflict of Interest:  ISA acknowledges the fact that an
     --------------------
     officer and director of ISA owns all of the stock in K&R and hereby waives any conflict which may exist due to this relationship. The Board of Directors has approved this Agreement by unanimous vote and feels that terms of this management arrangement are quite favorable to ISA and that ISA would accept this business proposal or any similar or identical proposal from any outside source.

7.   Assignment:  This Agreement may not be assigned or
     ----------
     transferred by either party without the prior written consent of the non-assigning party, which consent shall not be unreasonably withheld.

8.   Entire Agreement:  This Agreement (and any Exhibits) shall
     ----------------
     be deemed to constitute the entire Agreement between the parties hereto and no modification or amendment of any of the terms hereof shall be binding upon either of the parties unless in writing and signed by the parties hereto.

9.   Entire Agreement:  This Agreement shall be governed by the
     ----------------
     law of the Commonwealth of Kentucky.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be executed by their duly authorized representatives as of the date first above written.

K&R CORPORATION               INDUSTRIAL SERVICES OF AMERICA, INC.



By: /s/ Tim Myers             By: /s/ Harry Kletter
   -------------------------      --------------------------------

Title: Vice President         Title:  President
      ----------------------        ------------------------------

                         K & R CORPORATION
                          7100 GRADE LANE
                       LOUISVILLE, KY  40213



                       as of April 30, 1994



Industrial Services of America, Inc.
7100 Grade Lane
Louisville, Kentucky  40213

     Re:  Tri-City Scrap
          --------------
Gentlemen:

     Reference is made to the Management Agreement dated April 1, 1992 between us (the "Agreement"). This letter shall confirm that effective July 1, 1994 the management fee, as set forth in Section 2 of the Agreement, shall be sixty (60%) percent rather than ninety (90%) percent.

     If the foregoing meets with your approval, please sign in the space provided below and return a copy to us.

                              Sincerely,

                              K & R CORPORATION


                              By: /s/ Tim Myers
                                 ---------------------------------
                                   Tim Myers
                                   Vice President

AGREED AND ACCEPTED:

INDUSTRIAL SERVICES OF AMERICA, INC.


By: /s/ Harry Kletter
   ----------------------------
   Harry Kletter
   President

(0448K/18)
MLK/jm

                         K & R CORPORATION
                          7100 GRADE LANE
                       LOUISVILLE, KY  40213


as of October 30, 1995


Industrial Services of America, Inc.
7100 Grade Lane
Louisville, Kentucky  40213

Re:  Tri-City Scrap

Gentlemen:

Reference is made to the Management Agreement dated April 1, 1992 between us, as amended (the "Agreement"). This letter shall confirm that effective January 1, 1996, the management fee, as set forth in Section 2 of the Agreement shall be eighty (80%) percent rather than sixty (60%) percent (as set forth in the letter agreement between us dated as of April 30, 1994 relating to this same subject matter).

If the foregoing meets with your approval, please sign in the space provided below and return a copy of this letter to us.

                              Sincerely,

                              K & R CORPORATION



                              By: /s/ Tim Myers
                                 --------------------------------
                                   Tim Myers
                                   President

AGREED AND ACCEPTED:

INDUSTRIAL SERVICES OF AMERICA, INC.



By: /s/ Harry Kletter
   ----------------------------
     Harry Kletter
     President

                                                       EXHIBIT 10.2

50,000 Shares                                Exercise Price:  $5.00
-------------                                ----------------------


                      STOCK OPTION AGREEMENT

THIS STOCK OPTION AGREEMENT (the "Agreement") made this 14th day of
                                                        ----
February, 1996, between INDUSTRIAL SERVICES OF AMERICA, INC.,
--------
herein referred to as the "Corporation", being incorporated under the laws of the State of Florida, maintaining its principal place of business at 7100 Grade Lane, Louisville, Kentucky 40213; and Ernest D. Chu, herein referred to as "Consultant", of Corporate
-------------
Builders, L.P. of Trump Tower, 725 Fifth Avenue, 19th Floor, New
York, NY 10022.

WITNESSETH:

WHEREAS, the variety of services rendered by Consultant, including general business, research management and business opportunity evaluation, represents an important and valuable aid to the conduct of the Corporation's business enterprise, and as such Corporation deems it to be in the best interests of the Corporation to secure the services of Consultant; and

WHEREAS, the Corporation desires to enter into this Option
Agreement with the Consultant containing the terms and conditions hereinafter set forth, and to grant to Consultant an option to purchase shares of the Common Stock of the Corporation.

NOW, THEREFORE, in consideration of the promises and mutual agreements of the parties herein contained, and for other good and valuable consideration, the parties agree as follows:

     1. GRANT OF OPTION. In consideration of the foregoing, the Corporation hereby grants and issues to Consultant (or his estate) the right at his option (hereinafter referred to as the "Option") to purchase up to an aggregate of 50,000 Shares of Common Stock
                                  ------
($.01 par value) of the Corporation at a price of $5.00 per share all of which Option shall be exercisable, in whole or in part at any time prior to December 31, 1997 (the "Expiration Date").

     1.1 ANTI-DILUTION PROVISION. The number of shares underlying the Option shall be proportionately increased in the event that the Corporation causes to be issued additional Shares in the form of a stock dividend, stock splits, option exercise at less than book value, or other such reclassification; or conversely, proportionately decreased in the event of a reverse split or reclassification. In the event that stockholders of the Corporation are granted the right to purchase additional shares from the proceeds of a cash dividend by the Corporation, such event shall be treated as a stock dividend as relates to the Option.

     2. METHOD OF EXERCISING OPTION. The Option may be exercised, in whole, or in part at any time prior to 3:00 p.m. Louisville, Kentucky Time on the Expiration Date, by giving written notice to the Corporation to that effect. The Option evidenced hereby shall be exercisable by the delivery to and receipt by the Corporation of: (a) a copy of this original Option Agreement and
(b) a written Notice of Election to Exercise specifying the number of Shares to be purchased; in not less than one thousand (1000) share denominations. If the Notice of Exercise is for less than the total of 50,000 Shares, and the time for exercise has not expired, the Corporation shall provide the Consultant with a new or revised Option Agreement for the balance of the Shares then remaining unexercised, upon the same terms and conditions as stated herein.

     3. CORPORATION'S REPRESENTATION. The Corporation represents that it will use its best efforts to prepare, file and maintain with the appropriate regulatory authorities an effective Registration Statement relating to the securities underlying the options granted herein within twelve months of the date hereof. In addition in connection with any registration statement of the Corporation to be used to offer and sell shares of the Common Stock ($.01 par value) of the Corporation for cash, Consultant is hereby granted "piggyback" registration rights in connection with any registration statements of the Corporation to be used to offer and sell shares of the Common Stock $.01 par value of the Corporation for cash. Consultant may serve written notice upon the Corporation and request that all or part of the underlying shares of Common Stock be included in the first such registration statement which the Corporation shall prepare and file with the Securities and Exchange Commission subsequent to the date hereof satisfying the prior conditions hereof. The number of shares of the Common Stock subject to the Option that may be included in any such registration statement shall be the sole decision of any underwriter selected by the Corporation for the offer and sale of the shares of the Common Stock of the Corporation included in the registration statement of the Corporation for which the Consultant has piggyback registration rights. All expenses associated with the registration of the Option and the underlying shares of Common Stock shall be borne solely by the Corporation.

     4. RESTRICTION AGAINST ASSIGNMENT. Except as otherwise expressly provided above, Consultant agrees on behalf of himself and of any other person or persons claiming any benefits by virtue of this Option Agreement, that this Option Agreement and the rights, interests and benefits under it shall not be assigned, transferred, pledged, or hypothecated in any way by Consultant or any other person claiming under Consultant by virtue hereof. Such rights, interests, or benefits shall not be subject to execution, attachment, or similar process. Any attempted assignment, transfer, pledge, or hypothecation, or other disposition of this

Option Agreement or of such rights, interests, and benefits contrary to the preceding provisions, or the levy on any attachment or similar process thereupon, shall be null and void and without any legal effect.

     5. EXCEPTION TO NON-ASSIGNABILITY. This Agreement shall inure to the benefit of, and shall be binding upon, the parties hereto and their respective heirs, personal representatives, legal representatives, successors and assigns.

     6. NOTICES. All notices required to be given by either party shall be in writing and delivered by registered, certified or overnight express mail, return receipt requested, to the party being noticed at the address set forth in the first paragraph of this Agreement and shall be effective three days following the mailing of said notice. Any notice to the Corporation shall be addressed to the attention of the President. Any notice to the Corporation shall be addressed to the attention of the President. Either party may effect a change in such address by a prior written notice.

     7. BINDING ACCEPTANCE. By acceptance of this signed Option Agreement, the Consultant does hereby agree to be bound by all of the terms and conditions set forth herein.

     8.   GOVERNING LAW.

     (a) CONSENT TO JURISDICTION AND SERVICE OF PROCESS. This Agreement has been entered into in the Commonwealth of Kentucky and the validity, interpretation and legal effect of this Agreement will be governed by the laws of the Commonwealth of Kentucky applicable to contracts entered into within the Commonwealth of Kentucky. Any dispute under this agreement shall be resolved by arbitration conducted in the City of Louisville in the Commonwealth of Kentucky by the American Arbitration Association. Any process including, without limitation, any summons or subpoena in any such action or proceeding may, among other methods, be served upon delivering it or mailing it, by registered or certified mail, directed to the address on page one (1) of this Agreement. Any such delivery or mail service will be deemed to have the same force and effect as personal service within the Commonwealth of Kentucky.

     (b) In any action or proceeding referred to above each party hereto waives, to the extent permitted by the Hague Convention on Service of Process Abroad, personal service of the summons, complaint, or other process or translation thereof and agrees that service may be mailed to its address as set forth on page 1 of this Agreement.

IN WITNESS WHEREOF, the Corporation has executed this Option
Agreement by its duly authorized corporate officers on the day and year first above written.

                         INDUSTRIAL SERVICES OF AMERICA, INC.


                         By: /s/ Harry Kletter
                            -------------------------------------

                         Title:    CEO
                                ---------------------------------


                         Accepted By:

                         /s/ Ernest D. Chu
                         ----------------------------------------
                         Ernest D. Chu
                         Senior Managing Director
                         CORPORATE BUILDERS L.P.

                                                       EXHIBIT 10.3

20,000 Shares                                Exercise Price:  $5.00
-------------                                ----------------------


                      STOCK OPTION AGREEMENT

THIS STOCK OPTION AGREEMENT (the "Agreement") made this 11th day of
                                                        ----
June 1996, between INDUSTRIAL SERVICES OF AMERICA, INC., herein referred to as the "Corporation", being incorporated under the laws of the State of Florida, maintaining its principal place of business at 7100 Grade Lane, Louisville, Kentucky 40213; and
R. Jerry Falkner, herein referred to as "Consultant", P. O. Box
----------------
1230, of 214 Sixth Street, Suite 12, Crested Butte, CO 81224.

WITNESSETH:

WHEREAS, the variety of services rendered by Consultant, including general business, research management and business opportunity evaluation, represents an important and valuable aid to the conduct of the Corporation's business enterprise, and as such Corporation deems it to be in the best interests of the Corporation to secure the services of Consultant; and

WHEREAS, the Corporation desires to enter into this Option
Agreement with the Consultant containing the terms and conditions hereinafter set forth, and to grant to Consultant an option to purchase shares of the Common Stock of the Corporation.

NOW, THEREFORE, in consideration of the promises and mutual agreements of the parties herein contained, and for other good and valuable consideration, the parties agree as follows:

     1. GRANT OF OPTION. In consideration of the foregoing, the Corporation hereby grants and issues to Consultant (or his estate) the right at his option (hereinafter referred to as the "Option") to purchase up to an aggregate of 20,000 Shares of Common Stock
                                  ------
($.01 par value) of the Corporation at a price of $5.00 per share all of which Option shall be exercisable, in whole or in part at any time within ten (10) years from the date hereof (the "Expiration Date").

     1.1 ANTI-DILUTION PROVISION. The number of shares underlying the Option shall be proportionately increased in the event that the Corporation causes to be issued additional Shares in the form of a stock dividend, stock splits, option exercise at less than book value, or other such reclassification; or conversely, proportionately decreased in the event of a reverse split or reclassification. In the event that stockholders of the

Corporation are granted the right to purchase additional shares from the proceeds of a cash dividend by the Corporation, such event shall be treated as a stock dividend as relates to the Option.

     2. METHOD OF EXERCISING OPTION. The Option may be exercised, in whole, or in part at any time prior to 3:00 p.m. Louisville, Kentucky Time on the Expiration Date, by giving written notice to the Corporation to that effect. The Option evidenced hereby shall be exercisable by the delivery to and receipt by the Corporation of: (a) a copy of this original Option Agreement; (b) a written Notice of Election to Exercise specifying the number of Shares to be purchased; in not less than one thousand (1000) share denominations and (c) payment of the full purchase price, either by federal funds wire transfer to the bank depository to be specified by the Corporation or by certified check, U.S. funds, payable to the order of the Corporation, or on such other terms as may be acceptable to the Corporation.

     3. CORPORATION'S REPRESENTATION. The Corporation represents that it will use its best efforts to prepare, file and maintain with the appropriate regulatory authorities an effective Registration Statement relating to the securities underlying the options granted herein within twelve months of the date hereof. In addition in connection with any registration statement of the Corporation to be used to offer and sell shares of the Common Stock ($.01 par value) of the Corporation for cash, Consultant is hereby granted "piggyback" registration rights in connection with any registration statements of the Corporation to be used to offer and sell shares of the Common Stock $.01 par value of the Corporation for cash. Consultant may serve written notice upon the Corporation and request that all or part of the underlying shares of Common Stock be included in the first such registration statement which the Corporation shall prepare and file with the Securities and Exchange Commission subsequent to the date hereof satisfying the prior conditions hereof. The number of shares of the Common Stock subject to the Option that may be included in any such registration statement shall be the sole decision of any underwriter selected by the Corporation for the offer and sale of the shares of the Common Stock of the Corporation included in the registration statement of the Corporation for which the Consultant has piggyback registration rights. All expenses associated with the registration of the Option and the underlying shares of Common Stock shall be borne solely by the Corporation.

     4. RESTRICTION AGAINST ASSIGNMENT. Except as otherwise expressly provided above, Consultant agrees on behalf of himself and of any other person or persons claiming any benefits by virtue of this Option Agreement, that this Option Agreement and the rights, interests and benefits under it shall not be assigned, transferred, pledged, or hypothecated in any way by Consultant or any other person claiming under Consultant by virtue hereof. Such rights, interests, or benefits shall not be subject to execution, attachment, or similar process. Any attempted assignment, transfer, pledge, or hypothecation, or other disposition of this Option Agreement or of such rights, interests, and benefits contrary to the preceding provisions, or the levy on any attachment or similar process thereupon, shall be null and void and without any legal effect.

     5. EXCEPTION TO NON-ASSIGNABILITY. This Agreement shall inure to the benefit of, and shall be binding upon, the parties hereto and their respective heirs, personal representatives, legal representatives, successors and assigns.

     6. NOTICES. All notices required to be given by either party shall be in writing and delivered by registered, certified or overnight express mail, return receipt requested, to the party being noticed at the address set forth in the first paragraph of this Agreement and shall be effective three days following the mailing of said notice. Any notice to the Corporation shall be addressed to the attention of the President. Any notice to the Corporation shall be addressed to the attention of the President. Either party may effect a change in such address by a prior written notice.

     7. BINDING ACCEPTANCE. By acceptance of this signed Option Agreement, the Consultant does hereby agree to be bound by all of the terms and conditions set forth herein.

     8.   GOVERNING LAW.

     (a) CONSENT TO JURISDICTION AND SERVICE OF PROCESS. This Agreement has been entered into in the Commonwealth of Kentucky and the validity, interpretation and legal effect of this Agreement will be governed by the laws of the Commonwealth of Kentucky applicable to contracts entered into within the Commonwealth of Kentucky. Any dispute under this agreement shall be resolved by arbitration conducted in the City of Louisville in the Commonwealth of Kentucky by the American Arbitration Association. Any process including, without limitation, any summons or subpoena in any such action or proceeding may, among other methods, be served upon delivering it or mailing it, by registered or certified mail, directed to the address on page one (1) of this Agreement. Any such delivery or mail service will be deemed to have the same force and effect as personal service within the Commonwealth of Kentucky.

     (b) In any action or proceeding referred to above each party hereto waives, to the extent permitted by the Hague Convention on Service of Process Abroad, personal service of the summons, complaint, or other process or translation thereof and agrees that service may be mailed to its address as set forth on page 1 of this Agreement.

IN WITNESS WHEREOF, the Corporation has executed this Option
Agreement by its duly authorized corporate officers on the day and year first above written.

                         INDUSTRIAL SERVICES OF AMERICA, INC.
                         ------------------------------------


                         By: /s/ Harry Kletter
                            ---------------------------------

                         Title:    Chairman/CEO
                               ------------------------------

                         Accepted By:

                         /s/ R. Jerry Falkner
                         ------------------------------------
                         R. Jerry Falkner

              INDUSTRIAL SERVICES OF AMERICA, INC.           EXHIBIT 11
                COMPUTATION OF EARNINGS PER SHARE

          Years ended December 31, 1996, 1995 and 1994


                                          1996        1995         1994
                                          ----        ----         ----

Net income                            $  460,836   $ 704,159   $ 489,417
                                      ==========   =========   =========
Primary:
 Weighted average number of common
   shares outstanding                  1,729,600   1,729,600   1,729,600
 Add:
   Common equivalent shares (determined
     using the "treasury stock" method)
     representing shares issuable upon
     exercise of stock options           220,102       -   (1)    -
                                      ----------  -----------  ---------

 Weighted average number of shares used
   in calculation of primary earnings
   per share                           1,949,702   1,729,600   1,729,600
                                      ----------  ----------   ---------

Primary earnings per common share     $     0.24   $    0.41  $     0.28
                                      ==========   =========   =========

Fully diluted:
 Weighted average number of common
   shares outstanding                  1,729,600   1,729,600   1,729,600
 Add:
   Common equivalent shares (determined
     using the "treasury stock" method)
     representing shares issuable upon
     exercise of stock options           223,981     123,214       -
                                      ----------  ----------   ---------

 Weighted average number of shares used
   in calculation of fully diluted
   earnings per share                  1,953,581   1,852,814   1,729,600
                                      ----------  ----------   ---------

Fully diluted earnings per
 common share                         $     0.24   $    0.38   $    0.28
                                      ==========   =========    ========


(1) Does not include increase in common shares by the number of shares issuable on the exercise of available stock options nor a reduction of the common shares by the number of common shares assumed to be purchased with the proceeds from the exercise of available stock options because average price of the Company's common stock is not determinable for the year ended December 31, 1995.