Form 10-Q
period 1997-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1997-05-15
CIK 4187

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997

[ [  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period From         to
                                    --------   -------


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


                       7100 Grade Lane, PO Box 32428
                       -----------------------------
                        Louisville, Kentucky 40232
                        --------------------------
                 (Address of principal executive offices)


                              (502) 368-1661
                              --------------
           (Registrant's Telephone Number, Including Area Code)


Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. YES   X   NO
                         -------  -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1997: 1,929,600.
                                     ---------

                   INDUSTRIAL SERVICES OF AMERICA, INC.


                                   INDEX

                                                                   Page No.

Part I    Financial Information

          Condensed Balanced Sheet
            March 31, 1997 and December 31, 1996                       3


          Condensed Statement of Operations
            three months ended March 31, 1997
            and 1996                                                   5

          Condensed Statement of Cash Flows-
            three months ended March 31, 1997
            and 1996                                                   6

          Notes to Condensed Consolidated
            financial statements                                       7

          Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                              8


Part II  Other Information

          Item 5                                                      10

                      PART I - FINANCIAL INFORMATION


                   INDUSTRIAL SERVICES OF AMERICA, INC.

                         CONDENSED BALANCE SHEETS
                                (UNAUDITED)

                                  ASSETS
                                  ------


                                         March 31,         December 31,
                                         ---------         ------------
                                           1997                1996
                                           ----                ----

CURRENT ASSETS
  Cash and cash equivalents              $   74,436         $1,371,435

  Receivables:
    Trade, net of allowance for
     doubtful accounts of $16,000
     in 1997 and 1996                     3,814,003          3,300,728
    Related parties                         156,126            100,360
    Income taxes refunds                  1,203,900          1,203,900
    Other                                     7,500             10,599
                                         ----------         ----------

    Total receivables                     5,181,529          4,615,587

  Net investment in sales-type leases         6,502              8,435
  Inventories                               545,861            433,103
  Deferred income taxes                      45,400             45,400
  Other                                     146,266            158,385
                                         ----------         ----------

    Total current assets                  5,999,994          6,632,345

Net property and equipment                2,713,445          2,704,192

Investment in joint venture                       0             15,684

Other assets                                330,503             87,247
                                         ----------         ----------

TOTAL ASSETS                             $9,043,942         $9,439,468
                                         ==========         ==========


                          See accompanying notes

                         INDUSTRIAL SERVICES OF AMERICA, INC.

                               CONDENSED BALANCE SHEETS
                                       CONTINUED
                                      (UNAUDITED)

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                               March 31,            December 31,
                                               ---------            ------------
                                                 1997                   1996
                                                 ----                   ----
CURRENT LIABILITIES
  Current maturities of long-term debt         $     8,238           $  611,774
  Payables:
    Accounts payable                             4,144,036            4,790,710
    Income taxes payable                            65,000                    0
    Affiliated company                             164,818              179,778
                                                ----------           ----------

    Total payables                               4,382,092            5,582,262

  Other                                            178,695               82,019
                                                ----------           ----------

    Total current liabilities                    4,560,787            5,664,281

Long-term debt                                     605,356                5,356

Deferred income taxes                              161,000              161,000

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
  10,000,000 shares authorized;
  1,957,500 shares issued as of
  March 31, 1997                                    19,575               19,575
  Additional paid-in capital                     1,405,000            1,405,000
  Retained earnings                              2,300,224            2,192,256
  Treasury stock, at cost, 27,900 shares            (8,000)              (8,000)
                                                ----------           ----------

    Total stockholders' equity                   3,716,799            3,608,831
                                                ----------           ----------


TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                        $9,043,942           $9,439,468
                                                ==========           ==========

                                See accompanying notes

                         INDUSTRIAL SERVICES OF AMERICA, INC.

                          CONDENSED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                      (UNAUDITED)

                                                   1997                 1996
                                                   ----                 ----

REVENUE
  Net equipment and scrap sales                 $2,079,680           $2,647,253
  Service and consulting revenue                 6,834,424            5,018,917
  Rental income                                    139,217               93,393
                                                ----------           ----------

    Total revenue                                9,053,321            7,759,563

COST AND EXPENSES
  Costs of sales:
    Equipment and scrap                          1,041,218            1,483,621
    Service and consulting                       6,546,995            4,768,218
                                                ----------           ----------

    Total cost of sales                          7,588,213            6,251,839

  Direct expenses applicable to
   rental income                                    31,435               22,160
  Selling, general and administrative
   expenses                                      1,277,849            1,068,027
                                                ----------           ----------

    Total cost and expenses                      8,897,497            7,342,026
                                                ----------           ----------

Income from operations                             155,824              417,537

Other income, net                                   17,144               15,271
                                                ----------           ----------

Income before provision for
  income taxes                                     172,968              432,808

Provision for income taxes                          65,000              164,000
                                                ----------           ----------

Net income                                      $  107,968           $  268,808
                                                ==========           ==========


EARNINGS PER COMMON SHARE

Primary                                              $0.06                $0.14
                                                     =====                =====

Fully diluted                                        $0.06                $0.14
                                                     =====                =====

WEIGHTED AVERAGE SHARES

Primary                                          1,963,813            1,894,586
                                                 =========            =========

Fully diluted                                    1,952,175            1,897,342
                                                 =========            =========

                                See accompanying notes

                         INDUSTRIAL SERVICES OF AMERICA, INC.

                          CONDENSED STATEMENTS OF CASH FLOWS
                      THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                      (UNAUDITED)

                                                   1997                 1996
                                                   ----                 ----
OPERATING ACTIVITIES
  Net Income                                    $  107,968           $  268,808
  Adjustments to reconcile net income
   to net cash used in operating
   activities:
     Depreciation and amortization                 137,723              109,582
     Increase (decrease) in cash
      resulting from changes in:
        Receivables                               (565,942)            (156,054)
        Inventories                               (112,758)             (19,467)
        Other assets                                 5,698              (64,901)
        Accounts payable                          (646,674)            (191,498)
        Income taxes payable                        65,000               23,970
   Other current liabilities                        81,716             (102,475)
                                                ----------           ----------

  Net cash used in operating activities           (927,269)            (132,035)

INVESTING ACTIVITIES
  Payments/deposits for property and
   equipment                                      (368,127)            (118,153)
                                                ----------           ----------

  Net cash used in investing activities           (368,127)            (118,153)

FINANCING ACTIVITIES
  Payments on long-term debt                        (3,536)              (5,322)
  Proceeds from sales-type leases                    1,933                7,318
                                                ----------           ----------

  Net cash provided by financing activities         (1,603)               1,996
                                                ----------           ----------

Net (decrease) increase in cash and cash
  equivalents                                   (1,296,999)            (248,192)


Cash and cash equivalents at
  beginning of period                            1,371,435              507,889
                                                ----------           ----------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                 $   74,436           $  259,697
                                                ==========           ==========


                                See accompanying notes

                   INDUSTRIAL SERVICES OF AMERICA, INC.

                  NOTES TO CONDENSED FINANCIAL STATEMENTS



1.   Basis of Presentation
     ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of March 31, 1997 and the results of its operations and changes in cash flows for the periods ended March 31, 1997 and 1996. Results of operations for the period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 1996 Financial Statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 on file with the Securities and Exchange Commission.

2.   Inventories
     -----------

Inventories consist of the following:

                                          March 31,         December 31,
                                          ---------         ------------
                                            1997                1996
                                            ----                ----

Equipment and parts                        $129,010           $ 84,858
Scrap materials                             416,851            348,245
                                           --------           --------

Total inventories                          $545,861           $433,103
                                           ========           ========

3.   Commitments
     -----------

The Registrant has purchase agreements with Industrial Hydraulics for a GC-K 100 Baler and a H-L 800 shear/baler/logger. As of March 31, 1997, deposits made toward this equipment totaled $221,151. Remaining commitments relating to these purchase agreements, as of March 31, 1997, total $818,660.

4.   Subsequent Event
     ----------------

Subsequent to March 31, 1997, the Registrant refinanced certain debt. Under the refinance agreement this debt matures in June
1998. Therefore, as of March 31, 1997, debt related to the refinance agreement is classified as long-term.

MANGEMENT'S DISCUSSTION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

     As of March 31, 1997 the Registrant held cash and cash equivalents of $74,436.

     The Registrant derives its revenues from a variety of sources, including customer services, equipment sales, consulting fees and from its scrap metal and recycling operations. The scrap metal and recycling operations comprised approximately 85% and 60% of the Registrant's income before provision for income taxes for the quarters ended March 31, 1997 and 1996 respectively.

     The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $2,000,000. Outstanding principal under this credit facility (the "Credit Facility") bears interest based at prime rate plus a fee of .005. The maturity date under this Credit Facility is June 30, 1998. As of March 31, 1997, approximately $600,000 was outstanding under this Credit Facility.

Results of Operations
---------------------

     The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

                                  Quarter ended March 31,
                                  -----------------------
                                   1997            1996
                                   ----            ----
Statements of Operations Data:
Total Revenue..................   100.0%           100.0%
Cost of Sales..................    83.9%            80.6%
Direct expenses applicable to
rental income..................    00.3%            00.3%
Selling, general and administrative
expenses.......................    14.1%            13.8%
Income from operations.........    01.7%            05.4%

Quarter ended March 31, 1997 compared to quarter ended March 31,
----------------------------------------------------------------
1996
----

     Total revenue increased 17% from $7,759,563 in 1996 to $9,053,321 in 1997. This increase in total revenue is the result of (i) CWS sales increasing 36% from $5,018,917 in 1996 to $6,834,424 in 1997 and (ii) an increase in volume related to the scrap recycling operations and corrugated paper recycling operations, which offset the decrease in market prices in 1997 as compared to 1996. Rental income increased 49% from $93,393 in 1996 to $139,217 in 1997 due to an increase in the number of equipment units leased by the Registrant to customers. Net equipment and scrap sales decreased 21% from $2,647,253 in 1996 to $2,079,680 in 1997.

     Cost of sales increased 21% from $6,251,839 in 1996 to $7,588,213 in 1997. As a percentage of total revenue, these costs were 81% and 84% in 1996 and 1997, respectively. This increase was primarily related to CWS costs increasing 37% from $4,768,218 in 1996 to $6,546,995 in 1997. Equipment and scrap cost of sales decreased 30% from $1,483,621 in 1996 to $1,041,218 in 1997.

     Direct expenses applicable to rental income increased 42% from $22,160 in 1996 to $31,435 in 1997, primarily due to the increase in the units of equipment leased by the Registrant to customers. As a percentage of rental income, these costs were 24% and 23% in 1996 and 1997, respectively.

     Selling, general and administrative expenses increased 20% from $1,068,027 in 1996 to $1,277,849 in 1997. However, as a percentage of total revenue, selling, general and administrative expenses remained constant at 14% in 1996 and 1997. Depreciation expense increased 26% from $109,582 in 1996 to $137,723 in 1997 due to the purchase of new operational and rental fleet equipment totaling $146,976. Interest expense increased 27% from $11,039 in 1996 to $14,018 in 1997 due to increased financing related to the purchase of new equipment.

     Expenses to related parties increased 4% from $121,624 in 1996 to $126,850 in 1997. The commissions expense decreased 42% from $76,624 in 1996 to $44,350 in 1997. Rent expense increased 83% from $45,000 in 1996 to $82,500 in 1997, primarily due to the Registrant renting additional properties from K & R due to the continuing growth of business.

Financial Condition at March 31, 1997 Compared to December 31,
--------------------------------------------------------------
1996
----

     Accounts receivable-trade increased $513,275 from $3,300,728 as of December 31, 1996 to $3,814,003 as of March 31, 1997. The increase in accounts receivable-trade was due to higher volumes related to the scrap recycling operations, corrugated paper recycling operations, CWS operations and WESSCO operations.

     Accounts payable-trade decreased $646,674 from $4,790,710 as of December 31, 1996 to $4,144,036 as of March 31, 1997.

     Working Capital increased $471,143 from $968,064 as of December 31, 1996 to $1,439,207 as of March 31, 1997. This
increase was primarily due to inventories increasing $112,758 from $443,103 as of December 31, 1996 to $545,861 as of March 31, 1997 and current maturities of long-term debt of $600,000 are being reclassified as long-term debt. This reclassification is based on a new credit agreement that expires June 30, 1998.

                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
----------------------------
           None

Item 2.    Changes in Securities
--------------------------------
           None

Item 3.    Defaults upon Senior Securities
------------------------------------------
           None

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
           None

Item 5.    Other Information
----------------------------

On March 24, 1997 K & R Corporation ("K&R"), MGM Services, Inc. ("MGM") and the Registrant entered into a binding letter agreement (the "MGM Letter Agreement") pursuant to which K&R would acquire all of the outstanding common stock of MGM for three hundred fifty thousand (350,000) shares of the Registrant's common stock beneficially owned by K&R, subject to adjustment. Subsequent to the execution of the MGM Letter Agreement, the parties thereto have agreed in principal that the Registrant, not K&R, shall acquire no more than ninety (90%) of MGM's outstanding common stock and shall buy-out the remaining shares of MGM for a cash payment which has yet to be agreed upon. This transaction is subject to formal documentation and is scheduled to close prior to July 1, 1997.

Effective May 1, 1997, Registrant and MGM entered into a Management Agreement (the "Management Agreement") whereby Registrant, for a one year term (subject to earlier termination, for among other reasons, at the election of MGM after the failure of its shareholders to approve the transaction described in the above paragraph), shall manage and be responsible for the day-to-day business operations of MGM and its subsidiaries including, without limitation, the management of all accounts receivable and accounts payable. In consideration for Registrants services, MGM shall pay Registrant a management fee (the "Management Fee") as follows: (i) a monthly fee in the sum of twelve thousand ($12,000) dollars for May, June and July; and (ii) for each month thereafter, the sum of ten thousand ($10,000) dollars plus an amount equal to fifty (50%) percent of MGM's total operating income for such month. For the purpose of the Management Agreement, "total operating income" means MGM's total income less cost of goods, services, operating expenses, general expenses and principal payments for all capital lease payments.

On April 25, 1997, Registrant entered into a binding letter agreement with TMG Enterprises, Inc. Fetra Investments, Mr. John Fellonneau and Mr. Mark Trakhtenberg (the "Sellers") to purchase certain assets, other than real property, which includes a ferrous and non-ferrous facility owned and operated by Sellers. K&R, simultaneously, will purchase real property and improvements

(the "Real Property") from the Sellers. K&R is intending on leasing the Real Property to Registrant upon the consummation of the Real Property transaction. The terms of such lease shall be negotiated by Registrant and K&R at that time. As consideration for the purchase of these assets, Registrant shall pay Sellers two million one hundred thousand ($2,100,000) dollars based on a combination of shares of Registrant's common stock and cash.

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------
           (a) None

           (b) None

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            INDUSTRIAL SERVICES OF AMERICA, INC.




DATE: May 15, 1997           /s/ Harry Kletter
                            ------------------------------------
                            President and Chief Executive Officer
                            (Principal Executive and Financial
                            Officer)