Form 10-Q
period 1997-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1997-08-15
CIK 4187

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From       to

                         Commission File Number 0-20979


                      INDUSTRIAL SERVICES OF AMERICA, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as specified in its Charter)

                  Florida                                  59-0712746
-------------------------------------------------------------------------------
         (State or other jurisdiction of                  (IRS Employer
         Incorporation or Organization)                 Identification No.)


                         7100 Grade Lane, PO Box 32428
                           Louisville, Kentucky 40232
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (502) 368-1661
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all Reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 1, 1997: 1,929,600.

                      INDUSTRIAL SERVICES OF AMERICA, INC.


                                     INDEX


                                                                Page No.

Part I.      Financial Information

    Item 1. Financial Statements
        Condensed Balance Sheets
             June 30, 1997 and December 31, 1996                  3


        Condensed Statements of Operations
             three months ended June 30, 1997                     5
             and 1996

        Condensed Statements of Operations
             six months ended June 30, 1997                       6
             and 1996


        Condensed Statements of Cash Flows-
             six months ended June 30, 1997
             and 1996                                             7

        Notes to Condensed Consolidated
             Financial Statements                                 8

    Item 2.  Management's Discussion and Analysis
        of Financial Condition and Results
        of Operations                                            10


Part II. Other Information

    Item 5.                                                      14

                         PART I - FINANCIAL INFORMATION
                      INDUSTRIAL SERVICES OF AMERICA, INC.
                            CONDENSED BALANCE SHEETS
                                  (UNAUDITED)
                                     ASSETS


                                                       June 30,    December 31,
                                                         1997          1996
                                                     -----------     -----------
Current assets
  Cash and cash equivalents                          $ 1,836,609     $ 1,371,435

  Receivables:
    Trade, net of allowance for doubtful
     accounts of $16,000 in 1997 and 1996              4,098,933       3,300,728
    Related parties                                       86,218         100,360
    Income tax refunds                                   281,755       1,203,900
    Other                                                 16,796          10,599
                                                     -----------     -----------

    Total receivables                                  4,483,702       4,615,587

  Net investment in sales-type leases                      3,898           8,435
  Inventories                                            637,702         433,103
  Deferred income taxes                                   45,400          45,400
  Other                                                  146,716         158,385
                                                     -----------     -----------

    Total current assets                               7,154,027       6,632,345

Net property and equipment                             3,057,663       2,704,192

Deposits for property and equipment                      310,415               0

Investment in joint venture                                    0          15,684

Other assets                                              43,470          87,247
                                                     -----------     -----------

TOTAL ASSETS                                         $10,565,575     $ 9,439,468
                                                     ===========     ===========

                             See accompanying notes

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                            CONDENSED BALANCE SHEETS
                                   CONTINUED
                                  (UNAUDITED)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 30,    December 31,
                                                  1997           1996
                                             ------------    ------------
Current liabilities

    Accounts payable                         $  5,721,188    $  4,790,710
    Income taxes payable                           82,000               0
    Current maturities of long-term debt          755,042         611,774
    Affiliated company payable                          0         179,778
    Other current liabilities                     119,290          82,019
                                             ------------    ------------

    Total current liabilities                   6,677,520       5,664,281

Long-term debt                                      5,334           5,356

Deferred income taxes                             161,000         161,000

Stockholders' equity
 Common stock, $.01 par value,
 10,000,000 shares authorized;
 1,957,500 shares issued as of
 June 30, 1997                                     19,575          19,575
  Additional paid-in capital                    1,405,000       1,405,000
  Retained earnings                             2,305,146       2,192,256
  Treasury stock, at cost, 27,900 shares           (8,000)         (8,000)
                                             ------------    ------------

    Total stockholders' equity                  3,721,721       3,608,831
                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 10,565,575    $  9,439,468
                                             ============    ============



                             See accompanying notes

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                     1997             1996
                                                 ------------    ------------
REVENUE
  Net equipment and scrap sales                  $  2,165,605    $  2,549,657
  Service and consulting revenue                    7,789,336       6,395,296
  Rental income                                       133,246          88,095
                                                 ------------    ------------

    Total revenue                                  10,088,187       9,033,048

COST AND EXPENSES
  Costs of sales:
    Equipment and scrap                             1,292,008       1,533,460
    Service and consulting                          7,465,157       6,026,147
                                                 ------------    ------------

    Total cost of sales                             8,757,165       7,559,607

  Direct expenses applicable to rental income          31,246          27,490

  Selling, general and administrative expenses      1,330,416       1,327,056
                                                 ------------    ------------


    Total cost and expenses                        10,118,827       8,914,153
                                                 ------------    ------------

Income (loss) from operations                         (30,640)        118,895

Other income, net                                      40,562          13,106
                                                 ------------    ------------

Income before provision for income taxes                9,922         132,001

Provision for income taxes                              5,000          51,000
                                                 ------------    ------------

NET INCOME                                       $      4,922    $     81,001
                                                 ============    ============


EARNINGS PER COMMON SHARE

Primary                                          $       0.01    $       0.04
                                                 ============    ============

Fully diluted                                    $       0.01    $       0.04
                                                 ============    ============

WEIGHTED AVERAGE SHARES

Primary                                             1,986,280       1,831,112
                                                 ============    ============

Fully diluted                                       1,986,280       1,840,545
                                                 ============    ============

                             See accompanying notes

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                         1997           1996
                                                      -----------   -----------
REVENUE
  Net equipment and scrap sales                       $ 4,245,285   $ 5,196,910
  Service and consulting revenue                      $14,623,760   $11,414,213
  Rental income                                           272,463       181,488
                                                      -----------   -----------

    Total revenue                                      19,141,508    16,792,611

COST AND EXPENSES
  Costs of sales:
    Equipment and scrap                                 2,333,226     3,017,081
    Service and consulting                             14,012,152    10,794,365
                                                      -----------   -----------

    Total cost of sales                                16,345,378    13,811,446

  Direct expenses applicable to rental income              62,681        49,650

  Selling, general and administrative expenses          2,608,265     2,395,083
                                                      -----------   -----------


    Total cost and expenses                            19,016,324    16,256,179
                                                      -----------   -----------

Income from operations                                    125,184       536,432

Other income, net                                          57,706        28,377
                                                      -----------   -----------

Income before provision for income taxes                  182,890       564,809

Provision for income taxes                                 70,000       215,000
                                                      -----------   -----------

NET INCOME                                            $   112,890   $   349,809
                                                      ===========   ===========


EARNINGS PER COMMON SHARE

Primary                                               $      0.06   $      0.19
                                                      ===========   ===========

Fully diluted                                         $      0.06   $      0.19
                                                      ===========   ===========

WEIGHTED AVERAGE SHARES

Primary                                                 1,986,280     1,831,112
                                                      ===========   ===========

Fully diluted                                           1,986,280     1,840,545
                                                      ===========   ===========

                            See accompanying notes

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)

                                                       1997          1996
                                                    -----------    -----------
OPERATING ACTIVITIES
  Net Income                                        $   112,890    $   349,809
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation and amortization                      271,897        230,037
     Increase (decrease) in cash resulting
from changes in:
        Receivables                                     131,885       (515,218)
        Inventories                                    (204,559)      (213,139)
        Other assets                                     55,446         (4,709)
        Accounts payable                                930,478        501,055
        Income taxes payable                             82,000       (208,030)
            Other current liabilities                    37,271        (76,899)
                                                    -----------    -----------

  Net cash provided by operating activities           1,417,268         62,906

INVESTING ACTIVITIES

  Investment in affiliate                              (179,778)        83,637
  Proceeds from sale of investment                                     100,000
  Purchase for investments                             (134,316)
  Payments for property and equipment                  (475,368)      (572,449)

  Deposits for property and equipment                  (310,415)
  Additions to notes receivables                                      (233,789)
                                                    -----------    -----------

  Net cash used in investing activities              (1,099,877)      (622,601)

FINANCING ACTIVITIES
  Payments on long-term debt                             (6,754)       (10,755)

  Proceeds from issuance of notes payable to bank             0        100,000

  Proceeds from issuance of long-term debt              150,000
  Investment in sales-type leases                                       (2,463)
  Proceeds from sales-type leases                         4,537         16,230
  Proceeds from issuance of stock options                              250,000
                                                    -----------    -----------

  Net cash provided by financing activities             147,783        353,012
                                                    -----------    -----------

Net increase (decrease) in cash                         465,174       (206,683)

Cash at beginning of period                           1,371,435        507,889
                                                    -----------    -----------

CASH AT END OF PERIOD                               $ 1,836,609    $   301,206
                                                    ===========    ===========

                             See accompanying notes

                      INDUSTRIAL SERVICES OF AMERICA, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 10 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of June 30, 1997 and the results of its operations and changes in cash flows for the periods ended June 30, 1997 and 1996. Results of operations for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 1996 Financial Statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 on file with the Securities and Exchange Commission. Net income and earnings per share for the revised six-month periods ended June 30, 1996 differ from amounts previously reported on the Registrant's filing on form 10-QSB for the second quarters of 1996. Such changes are the result of fourth quarter 1996 charges and adjustments as described on Note 14 to the Financial Statements filed as part of the 1996 Form 10-K.

2. Inventories

Inventories consist of the following:


                         June 30,     December 31,
                           1997          1996
                         --------      --------
Equipment and parts      $133,834      $ 84,858
Scrap materials           503,868       348,245
                         --------      --------

Total inventories        $637,702      $433,103
                         ========      ========

3. Commitments

The Registrant has purchase agreements with Industrial Hydraulics for a GC-K
100 Baler and a H-L 800 shearer/baler/logger. As of June 30, 1997, deposits made toward this equipment totaled $310,415. Remaining commitments relating to these purchase agreements, as of June 30, 1997, total $514,602. This equipment is to be received and placed in service during the third quarter 1997.

4. Subsequent Event

Subsequent to June 30, 1997, the Registrant refinanced certain debt. Under the refinance agreement this debt matures in June 1998. Therefore, as of June 30, 1997, debt related to the refinance agreement is classified as short-term.

5.   New Accounting Pronouncements

In March 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which generally simplified the calculation requirements for earnings per share. Basic earnings per share for year-end 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents, as well as securities which are convertible into common stock. All prior calculations will be restated at December 31, 1997 and will restate all prior periods at that time. Implementation before December 31, 1997, including 1997 interim periods, is prohibited.

In June 1997, the FASB issued SFAS No. 188, Reporting Comprehensive Income. This standard requires that certain items currently reported as direct changes in separate components of stockholders' equity be reported in a separate statement of comprehensive income or is included as a separate, additional component of the statement of income. Such items include foreign currency translation, accounting for futures contracts, accounting for defined benefit pension plans, and accounting for certain investments in debt and equity securities. If a company has no items of comprehensive income in any periods reported a statement of comprehensive income is not required. The Registrant has not had any items of comprehensive income in prior periods. This standard is effective for the Registrant in 1998.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard changes the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are parts of a company for which separate information is available, which is evaluating performance. Required disclosures for operating segments include total segment revenues, total segment profit or loss, and total segment assets. The standard also requires disclosure regarding revenues derived from products and services (or similar groups of products or services), countries in which the company derives revenue or holds assets, and about major customers, regardless of whether this information is used in operating decision making. Certain additional descriptive information to help the financial statement reader understand how the information was developed and how it compares to total amounts reflected in the company's financial statements are also required. The Registrant is required to adopt the disclosure requirements in its 1998 annual report, and in interim periods in 1999. The 1999 interim period disclosures are required to include comparable 1998 information.

6. Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. These reclassifications have no impact on net income or stockholder's equity as previously reported.

MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:


                                          Six Months ended June 30,
                                              1997        1996
                                              ------      ------
Statements of Operations Data:
Total Revenue............................     100.0%      100.0%
Cost of Sales............................      85.4%       82.3%
Selling, general and administrative
 expenses................................      13.6%       14.3%
Income from operations...................      00.7%        3.2%


Six months ended June 30, 1997 compared to six months ended June 30, 1996

     Total revenue increased 14% from $16,792,611 in 1996 to $19,141,508 in 1997. This increase in total revenue is the result of: (i) service and consulting revenue increasing 28% from $11,414,213 in 1996 to $14,623,760 in 1997 and (ii) a decrease in net equipment and scrap sales of 18% from $5,196,910 in 1996 to $4,245,285 in 1997. While the volume related to scrap recycling operations and corrugated paper recycling operations both increased, these increases were more than offset by a decrease in the market prices in 1997 compared to 1996. Rental income increased 50% from $181,488 in 1996 to $272,463 in 1997 due to an increase in the number of equipment units leased by the Registrant to customers.

     Cost of sales increased 18% from $13,811,446 in 1996 to $16,345,378 in 1997. As a percentage of total revenue, these costs were 82.3% and 85.4% in 1996 and 1997, respectively. This increase was primarily related to service and consulting costs increasing 30% from $10,794,365 in 1996 to $14,012,152 in 1997. Equipment and scrap cost of sales decreased 23% from $3,017,081 in 1996 to $2,333,226 in 1997.

     Direct expenses applicable to rental income increased 26% from $49,650 in 1996 to $62,681 in 1997, primarily due to the increase in the units of equipment leased by the Registrant to customers. As a percentage of rental income, these costs were 27% and 23% in 1996 and 1997, respectively.

     Selling, general and administrative expenses increased 9% from $2,395,083 in 1996 to $2,608,265 in 1997. However, as a percentage of total revenue, selling, general and administrative expenses remained constant at approximately 14% in 1996 and 1997.

Depreciation expense increased 18% from $230,037 in 1996 to $271,897 in 1997 due to the purchase of new operational and rental fleet equipment totaling $475,368. Interest expense increased 12% from $24,885 in 1996 to $27,881 in 1997 due to increased financing related to the purchase of new equipment.

     Expenses to related parties increased 1% from $195,550 in 1996 to $197,000 in 1997. The commissions expense decreased 15% from $105,550 in 1996 to $92,000 in 1997. Rent expense increased 17% from $90,000 in 1996 to $105,000 in 1997, primarily due to the Registrant renting additional properties from K & R, an affiliated company, due to the continuing growth of business.

     Effective May 1, 1997, the Registrant entered into a Management Agreement with MGM Services, Inc. ("MGM") (the "Management Agreement") whereby the Registrant, for a one-year term (subject to earlier termination under certain conditions), shall manage and be responsible for the day-to-day business operations of MGM and its subsidiaries. For further information see the Registrant's Form 10-Q for the quarter ended March 31,1997 filed with the Securities and Exchange Commission which is incorporated herein by reference.

     On July 1, 1997, the Registrant acquired certain assets of TMG Enterprises, Inc. ("TMG"), John Fellonneau and Mark Trakhtenberg pursuant to the terms and conditions set forth in an Asset Purchase Agreement dated July 1, 1997, among the Registrant, TMG and Messrs. Fellonneau and Trakhtenberg. TMG owned and operated a non-ferrous scrap metal recycling facility in Louisville, Kentucky known as "The Metal Center". The Registrant is utilizing the assets to operate a non-ferrous scrap metal recycling facility under the name "ISA Recycling" at the same location that "The Metal Center" formerly operated. For further information see the Registrant's Form 8-K filed on July 15, 1997 with the Securities and Exchange Commission which is incorporated herein by reference.

Three months ended June 30, 1997 compared to three months ended June 30, 1996

     The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:


                                            Three Months ended June 30,
                                               1997             1996
                                              ------           -------
Statements of Operations Data:
Total Revenue................................ 100.0%           100.0%
Cost of Sales................................  86.8%            83.7%
Selling, general and administrative
 expenses....................................  13.1%            14.7%
Income from operations.......................  (0.3%)            1.3%

     Total revenue increased 12% from $9,033,048 in 1996 to $10,088,187 in 1997. This increase in total revenue is the result of: (i) Service and consulting revenues increasing 22% from $6,395,296 in 1996 to $7,789,336 in 1997 and (ii) a decrease in net equipment and scrap sales of 15% from $2,549,657 in 1996 to $2,165,605 in 1997. While the volume related to scrap recycling operations and corrugated paper recycling operations both increased, these increases were more than offset by a decrease in the market prices in 1997 compared to 1996. Rental income increased 51% from $88,095 in 1996 to $133,246 in 1997 due to an increase in the number of equipment units leased by the Registrant to customers.

     Cost of sales increased 16% from $7,559,607 in 1996 to $8,757,165 in 1997.
As a percentage of total revenue, these costs were 83.7% and 86.8% in 1996 and 1997, respectively. This increase was primarily related to service and consulting costs increasing 24% from $6,026,147 in 1996 to $7,465,157 in 1997. Equipment and scrap cost of sales decreased 16% from $1,533,460 in 1996 to $1,292,008 in 1997.

     Direct expenses applicable to rental income increased 14% from $27,490 in 1996 to $31,246 in 1997, primarily due to the increase in the units of equipment leased by the Registrant to customers. As a percentage of rental income, these costs were 31% and 23% in 1996 and 1997, respectively.

     Selling, general and administrative expenses increased 1% from $1,327,056 in 1996 to $1,330,416 in 1997. However, as a percentage of total revenue, selling, general and administrative expenses remained constant at approximately 14% in 1996 and 1997. Depreciation expense increased 11% from $122,455 in 1996 to $134,174 in 1997 due to the purchase of new operational and rental fleet equipment totaling $475,368. Interest expense remained constant at approximately $14,000.

     Expenses to related parties decreased 5% from $73,926 in 1996 to $197,000 in 1997. The commissions expense increased 65% from $28,926 in 1996 to $47,650 in 1997. Rent expense decreased 50% from $45,000 in 1996 to $22,500 in 1997.

Financial Condition at June 30, 1997 Compared to December 31, 1996

     Accounts receivable-trade increased $798,205 from $3,330,728 as of December 31, 1996 to $4,098,933 as of June 30, 1997. The increase in accounts receivable-trade was due to higher volumes related to the scrap recycling operations, corrugated paper recycling operations, service and consulting servicing and rental operations.

     Accounts payable-trade increased $930,478 from $4,790,710 as of December 31, 1996 to $5,721,188 as of June 30, 1997 primarily due to service and consulting business increases.

     Working Capital decreased $491,557 from $968,064 as of December 31, 1996 to $476,507 as of June 30, 1997. This decrease was primarily due to an increase in accounts payable of $930,478 from $4,790,710 at December 31, 1996 to $5,721,188 at June 30, 1997 at collection of income tax refund of approximately $922,000, which was offset by inventories increasing $204,599 from $433,103 as of December 31, 1996 to $637,702 as of June 30, 1997, and trade accounts receivable increasing $798,205 from $3,300,728 at December 31, 1996 to $4,098,933 at June 30, 1997.

Liquidity and Capital Resources

     As of June 30, 1997 the Registrant held cash and cash equivalents of $1,836,609.

     The Registrant derives its revenues from a variety of sources, including customer services, equipment sales, consulting fees and from its scrap metal and recycling operations. The scrap metal and recycling operations comprised approximately 85% and 60% of the Registrant's income before provision for income taxes for the years ended December 31, 1996 and 1995 respectively.

     The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $2,000,000. Outstanding principal under this credit facility (the "Credit Facility") bears interest based at prime rate plus a fee of .005. The maturity date under this Credit Facility is June 30, 1998. As of June 30, 1997, approximately $750,000 was outstanding under this Credit Facility.

PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        None

Item 2. Changes in Securities
        None

Item 3. Defaults upon Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information

     On April 21, 1997, the Registrant entered into Stock Option Agreements with Richard Bolton ("Bolton") and Joseph Turchyn ("Turchyn"), respectively. Pursuant to the terms of these agreements, Bolton and Turchyn have each been granted options to purchase 125,000 shares of common stock of the Registrant at a purchase price of $5.50 per share. Both Bolton and Turchyn provide financial and advisory consulting services for the Registrant. Under the terms of the option agreement, Bolton and Turchyn have until April 21, 2000 to exercise their respective options to purchase shares. To date, neither Bolton nor Turchyn have exercised their respective options to purchase any shares.

     On July 1, 1997, the Registrant acquired certain assets of TMG Enterprises, Inc. ("TMG"), John Fellonneau and Mark Trakhtenberg pursuant to the terms and conditions set forth in an Asset Purchase Agreement dated July 1, 1997, among the Registrant, TMG and Messrs. Fellonneau and Trakhtenberg. TMG owned and operated a non-ferrous scrap metal recycling facility in Louisville, Kentucky known as "The Metal Center". The Registrant is utilizing the assets to operate a non-ferrous scrap metal recycling facility under the name "ISA Recycling" at the same location that "The Metal Center" formerly operated. For further information see the Registrant's Form 8-K filed on July 15, 1997 with the Securities and Exchange Commission which is incorporated herein by reference.

     On July 10, 1997, the Registrant advised Mather Hamilton & Company ("Mather") that the Registrant was discontinuing Mather's services as the Registrants' independent auditor. On July 29, 1997, the Registrant engaged Crowe, Chizek to serve as the Registrant's certified public accountants. For further information see the Registrant's Form 8-K filed with the Securities and Exchange Commission on July 15, 1997 which is incorporated herein by reference.

     On July 18, 1997, the shareholders of MGM held a meeting in Houston, Texas to vote on the proposed merger with the Registrant. Approximately, 70% of MGM's shareholders voted in favor of the proposed merger and approximately 25% voted against the proposed merger; 5% abstained. Based on the terms of the Merger Agreement between MGM and the Registrant, the merger was not to be consummated unless 100% of the shareholders of MGM approved of the merger. Accordingly, the parties are currently re-negotiating the terms of the potential merger between MGM and the Registrant. For further information see the Registrant's Form 10-Q for the quarter ended March 31,1997 filed with the Securities and Exchange Commission which is incorporated herein by reference.

     On July 22, 1997 the Board of Directors filled the vacancy that existed on the Board of Directors by electing Peter Cullinan to serve on the Board of the Registrant until the next annual meeting of shareholders.

Item 6. Exhibits and Reports on Form 8-K

     The Registrant filed a Form 8-K with the Securities and Exchange Commission on May 9th, 1997 with respect to Item 2 "Acquisition or Disposition of Assets."

     The Registrant filed two (2) Form 8-K's with the Securities and Exchange Commission on July 15, 1997 with respect to Item 2 "Acquisition or Disposition of Assets" and Item 4. "Changes in Registrant's Certifying Accountant."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INDUSTRIAL SERVICES OF AMERICA, INC.





  DATE: ______, 1997               /s/ Harry Kletter
                                   ----------------------------
                                   President and Chief Executive
                                   Officer
                                   (Principal Executive and Financial
                                   Officer)