Form 10-Q
period 1997-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1997-11-17
CIK 4187

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES  EXCHANGE ACT OF 1934
                For the  quarterly  period ended September 30, 1997

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                     For the Transition Period From _______ to ________


                         Commission File Number 0-20979


                  INDUSTRIAL SERVICES OF AMERICA, INC.
         (Exact Name of Registrant as specified in its Charter)


              Florida                          59-0712746
     (State or other jurisdiction of         (IRS Employer
     Incorporation or Organization)           Identification No.)


                          7100 Grade Lane, PO Box 32428
                           Louisville, Kentucky 40232
                    (Address of principal executive offices)


                             (502) 368-1661
          (Registrant's Telephone Number, Including Area Code)


     Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days. YES  X   NO


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1997:
     1,929,600.

                   INDUSTRIAL SERVICES OF AMERICA, INC.


                                      INDEX


                                                  Page No.

       Part I.    Financial Information

         Item 1. Financial Statements
            Condensed Balance Sheets
              September 30, 1997 and December 31, 1996         3


            Condensed Statements of Operations
              three months ended September 30, 1997            5
              and 1996


            Condensed Statements of Operations
              Nine months ended September 30, 1997             6
              and 1996


            Condensed Statements of Cash Flows-
              Nine months ended September 30, 1997
              and 1996                                         7

            Notes to Condensed Consolidated
              Financial Statements                             8

         Item 2.  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                                     10


       Part II. Other Information

         Item 5.                                              14

                         Part I - FINANCIAL INFORMATION


                  INDUSTRIAL SERVICES OF AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS

                                          September 30, December 31,
                                               1997          1996
Current assets
  Cash and cash equivalents                $   259,287  $ 1,371,435

  Receivables:
    Trade, net of allowance for
    doubtful accounts of $16,000             4,546,798    3,300,728
    in 1997 and 1996
    Related parties                             57,217      100,360
    Income tax refunds                          75,127    1,203,900
    Other                                        2,000       10,599
                                             ---------    ---------
    Total receivables                        4,681,142    4,615,587

  Net investment in sales-type leases            2,758        8,435
  Inventories                                2,275,928      433,103
  Deferred income taxes                         18,200       45,400
  Other                                         84,818      158,385
                                             ---------   ----------
    Total current assets                     7,322,133    6,632,345

Net property and equipment                   3,620,083    2,704,192

Intangible assets net                        1,261,667            0
Other assets                                   199,056      102,931
                                           -----------  -----------
Total assets                               $12,402,939  $ 9,439,468
                                           ===========  ===========

                             See accompanying notes




                  INDUSTRIAL SERVICES OF AMERICA, INC.

                            CONDENSED BALANCE SHEETS
                                    CONTINUED
                                   (UNAUDITED)

                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                            September 30,  December 31,
                                                1997          1996
Current liabilities

    Accounts payable                       $ 5,223,129   $ 4,790,710
    Income taxes payable                        16,000             0
    Current maturities of long-term debt     1,355,396       611,774
    Notes payable John Felloneau               800,000             0
    Notes payable Mark Trakhtenberg            800,000             0
    Affiliated company payable                 128,237       179,778
    Other current liabilities                  139,619        82,019
                                             ---------     ---------
    Total current liabilities                8,462,381     5,664,281

Long-term debt                                   2,499         5,356

Deferred income taxes                          172,800       161,000

Stockholders' equity
  Common stock, $.01 par value,
  value, 10,000,000 shares authorized;
  1,957,500 shares issued as of                 19,575        19,575
  September 30, 1997
  Additional paid-in capital                 1,405,000     1,405,000
  Retained earnings                          2,348,684     2,192,256
  Treasury stock, at cost, 27,900 shares        (8,000)       (8,000)
                                             ---------     ---------
      Total stockholders' equity             3,765,259     3,608,831
                                             ---------     ---------
Total liabilities and stockholders'
equity                                     $12,402,939   $ 9,439,468
                                           ===========   ===========









                             See accompanying notes





                  INDUSTRIAL SERVICES OF AMERICA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                 1997            1996
 Revenue
  Net equipment and scrap sales               $ 4,237,361    $ 2,786,574
  Service and consulting revenue                7,804,093      6,398,140
  Rental income                                   145,345        102,194
                                               ----------      ---------
     Total revenue                              12,186,799      9,286,908

Cost and expenses
  Costs of sales:
    Equipment and scrap                         2,987,364      1,672,089
    Service and consulting                      7,357,329      6,182,232
                                               ----------     ----------
    Total cost of sales                        10,344,693      7,854,321

  Direct expenses applicable to rental             99,103         50,792
  income
  Selling, general and administrative           1,703,896      1,219,114
  expenses                                     ----------     ----------
    Total cost and expenses                    12,147,692      9,124,227
                                               ----------     ----------
Income (loss) from operations                      39,107        162,681
Other income, net                                  30,431        (16,215)
                                               ----------     ----------
Income before provision for income taxes           69,538        146,466

Provision for income taxes                         26,000         56,000
                                               ----------     ----------
Net income                                    $    43,538    $    90,466
                                              ===========    ===========
Earnings per common share

Primary                                             $0.02          $0.05
                                                    =====          =====
Fully diluted                                       $0.02          $0.05
                                                    =====          =====
Weighted average shares

Primary                                         1,998,230      1,955,763
                                                =========      =========
Fully diluted                                   1,998,230      1,955,763
                                                =========      =========
                             See accompanying notes




                  INDUSTRIAL SERVICES OF AMERICA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                 1997            1996
Revenue
  Net equipment and scrap sales               $ 8,482,646    $ 7,983,484
  Service and consulting revenue               22,427,853     17,812,353
  Rental income                                   417,808        283,682
                                              -----------    -----------
    Total revenue                              31,328,307     26,079,519

Cost and expenses
  Costs of sales:
    Equipment and scrap                         5,320,590      4,689,170
    Service and consulting                     21,369,481     16,976,597
                                               ----------     ----------
    Total cost of sales                        26,690,071     21,665,767

  Direct expenses applicable to rental            161,784        100,442
income
  Selling, general and administrative expenses  4,312,161      3,614,197
                                               ----------     ----------
    Total cost and expenses                    31,164,016     25,380,406


Income from operations                            164,291        699,113

Other income, net                                  88,137         12,162
                                               ----------     ----------
Income before provision for income taxes          252,428        711,275

Provision for income taxes                         96,000        271,000
                                               ----------     ----------

Net income                                    $   156,428    $   440,275
                                              -----------    -----------

Earnings per common share

Primary                                             $0.08          $0.23
                                                    =====          =====
Fully diluted                                       $0.08          $0.23
                                                    =====          =====
Weighted average shares

Primary                                         1,998,230      1,955,763
                                                =========      =========
Fully diluted                                   1,998,230      1,955,763
                                                =========      =========

                             See accompanying notes



                      INDUSTRIAL SERVICES OF AMERICA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                              1997        1996
Operating activities
  Net Income                               $   156,428 $   440,275
  Adjustments to reconcile net income to
   net cash used in operating activities:
     Depreciation and amortization             475,378     353,558

     Gain on sale of property and equipment                (25,053)
     Increase (decrease) in cash resulting
     from changes in:
        Receivables                         (1,246,070)    468,513
         Inventories                        (1,842,825)   (130,951)
        Prepaid expenses                       (81,968)    120,824
        Accounts payable                       432,419     659,551
        Income tax refunds                   1,128,773           0
        Income taxes payable                    16,000    (157,938)
        Other current liabilities               96,600       3,477
                                             ---------   ---------
  Net   cash    provided   by   operating     (865,265)  1,732,256
  activities

Investing activities
  Payment to affiliate                         (35,857)           0
  Acquisition of TMG Enterprises' Assets    (1,600,000)           0
  Purchase of service contracts                (24,000)           0
  Advances to related parties                   43,143      (14,968)
  Proceeds  from  sale  of  property  and            0       56,423
  equipment
  Payments for property and equipment        ( 979,369)  (1,019,419)
  Additions to notes receivables                     0     (107,500)
                                            ----------   ----------
  Net cash used in investing activities     (2,296,083)  (1,085,464)

Financing activities
  Payments on long-term debt                    (5,356)     (16,168)
  Proceeds from issuance of notes payable      746,121      100,000
  to bank
  Proceeds  from  issuance  of  long-term    1,600,000            0
  debt
  Investment in sales-type leases                    0       (2,463)
  Proceeds from sales-type leases                8,435       35,815
  Proceeds from issuance of stock options            0      250,000
                                            ----------    ---------

  Net   cash    provided   by   financing    2,349,200      367,184
  activities                                ----------    ---------

Net increase (decrease) in cash             (1,112,148)   1,013,976

Cash at beginning of period                  1,371,435      507,889
                                            ----------    ---------
Cash at end of period                      $   259,287  $ 1,521,865
                                           ===========  ===========


                             See accompanying notes




                 INDUSTRIAL SERVICES OF AMERICA, INC.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

     1.  Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Article 10 of Regulation S-X. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of September 30, 1997 and the results of its operations and changes in cash flows for the periods ended September 30, 1997 and 1996. Results of operations for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 1996 Financial Statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual
     Report on Form 10-K for the year ended December 31, 1996 on file with the Securities and Exchange Commission. Net income and earnings per share for the revised Nine-month periods ended September 30, 1996 differ from amounts previously reported on the Registrant's filing on form 10-QSB for the third quarter of 1996. Such changes are the result of fourth quarter 1996 charges and adjustments as described on Note 14 to the Financial Statements filed as part of the 1996 Form 10-K.

     2.  Acquisition

     On July 1, 1997, the Registrant acquired certain assets of TMG Enterprises,
     Inc. ("TMG"), John Fellonneau and Mark Trakhtenberg pursuant to the terms and conditions set forth in an Asset Purchase Agreement dated July 1, 1997, among the Registrant, TMG and Messrs. Fellonneau and Trakhtenberg. TMG owned and operated a non-ferrous scrap metal recycling facility in Louisville, Kentucky known as "The Metal Center" formerly operated. For further information see the Registrant's Form 8-K filed on July 15, 1997 with the Securities and Exchange Commission which is incorporated herein by reference.

     3.  Inventories

     Inventories consist of the         September 30,    December 31,
     following:                              1997            1996
     Equipment and parts                 $   932,662     $    84,858
     Scrap materials                     $ 1,343,266     $   348,245
                                         -----------     -----------
     Total inventories                   $ 2,275,928     $   443,103
                                         ===========     ===========

     Inventories for scrap materials increased 286% from $348,245 to $1,343,266 due to the acquisition of assets of the non-ferrous scrap metal recycling facility.


     4.  Commitments

     The Registrant has a purchase agreement with Industrial Hydraulics for an H-L 800 shear/baler/logger. As of September 30, 1997, payments made for this equipment totaled $637,197. The original intention for the investment in the H-L 800 shear/baler/logger was to use it in the Registrant's operations. However, due to efficiencies in the scrap operations, this equipment will no longer be necessary for production, therefore the Registrant has transferred this equipment to inventory where it is carried at the lower of cost or net realized value.

     5.   New Accounting Pronouncements

     In March 1997,  the  Financial  Accounting  Standards  Board (FASB)  issued
     Statement of Financial  Accounting  Standards (SFAS) No. 128,  Earnings Per
     Share, which generally simplifies the calculation requirements for earnings per share. Basic earnings per share for year-end 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents, as well as securities which are convertible into common stock. All prior calculations will be restated to be comparable with the new methods. The Registrant is required to implement this standard at December 31, 1997 and will restate all prior periods at that time.
     Implementation before December 31, 1997, including 1997 interim periods, is prohibited.

     In September  1997, the FASB issued SFAS No. 188,  Reporting  Comprehensive
     Income.  This standard  requires that certain items  currently  reported as direct changes in separate  components of stockholders'  equity be reported in a  separate  statement  of  comprehensive  income  or is  included  as a separate,  additional  component  of the  statement  of income.  Such items include foreign  currency  translation,  accounting for futures  contracts, accounting for defined  benefit  pension plans,  and accounting for certain investments  in debt and equity  securities.  If a company  has no items of comprehensive  income in any periods  reported a statement of comprehensive
     income  is  not  required.   The  Registrant  has  not  had  any  items  of
     comprehensive  income in prior periods.  This standard is effective for the
     Registrant in 1998.

     In September 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard changes the way public companies report information about operating segments in annual financial statements and requires that those companies report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are parts of a company for which separate information is available, which is evaluating performance. Required disclosures for operating segments include total segment revenues, total segment profit or loss, and total segment assets.
     The standard also requires disclosure regarding revenues derived from products and services (or similar groups of products or services), countries in which the company derives revenue or holds assets, and about major customers, regardless of whether this information is used in operating decision making. Certain additional descriptive information to help the financial statement reader understand how the information was developed and how it compares to total amounts reflected in the company's financial statements are also required. The Registrant is required to adopt the disclosure requirements in its 1998 annual report, and in interim periods in 1999. The 1999 interim period disclosures are required to include comparable 1998 information.

     6.   Reclassifications

     Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation. These reclassifications have no impact on net income or stockholders' equity as previously reported.

     ITEM 2. MANGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS

     Results of Operations

         The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

                                  Nine Months  ended  September 30,
                                          1997     1996
     Statements of Operations Data:
     Total Revenue...................... 100.0%   100.0%
     Cost of Sales......................  85.2%    83.1%
     Selling, general and administrative
     expenses...........................  13.8%    13.6%
     Income from operations.............   0.5%     2.7%

     Nine  months  ended  September  30,  1997  compared  to Nine  months  ended
     September 30, 1996

         Total revenue  increased 20% from $26,079,519 in 1996 to $31,328,307 in
     1997.  This  increase  in total  revenue is the  result of: 1) service  and consulting  revenues increasing 26% from $17,812,353 in 1996 to $22,427,853 in 1997,  due to increases in both new  customers  and volume with existing customers,  2) the asset acquisition of the non-ferrous  recycling facility increased  revenues by approximately  $2,000,000 for the third quarter,  3)
     ferrous  scrap sales increased  18% from  $2,519,190  in 1996 to $2,967,049 in 1997, and 4) the  equipment  sales  have  decreased 35% from  $5,464,294 in 1996 to $3,547,863 in 1997.

         Cost of sales increased 23% from $21,665,767 in 1996 to $26,690,071 in 1997. As a percentage of total revenue, these costs were 83% and 85% in 1996 and 1997, respectively. This increase in cost of sales was the result of: 1) service and consulting costs increasing 25% from $16,976,597 in 1996 to $21,369,481 in 1997, 2) the asset acquisition of the non-ferrous recycling facility increased cost of sales by approximately $1,600,000 for the third quarter, 3) ferrous scrap cost of sales have increased 25% from $1,313,882 in 1996 to $1,648,292 in 1997, and 4) the equipment cost of sales have decreased 37% from  $3,375,288 in 1996 to $2,138,115 in 1997.

         Direct expenses applicable to rental income increased 61% from $100,442 in 1996 to $161,784 in 1997, primarily due to the increase in the units of equipment leased by the Registrant to customers. As a percentage of rental income, these costs were 35% and 39% in 1996 and 1997, respectively.

         Selling,   general  and  administrative  expenses  increased  19%  from
     $3,614,197 in 1996 to $4,312,161 in 1997. However, as a percentage of total revenue,  selling, general and administrative expenses remained constant at approximately 14% in 1996 and 1997. Depreciation expense increased 24% from
     $353,558 in 1996 to $437,045 in 1997 due to the purchase of new operational and rental fleet equipment totaling $1,401,664.  Interest expense increased
     40% from  $36,152  in 1996 to $50,760  in 1997 due to  increased  financing related to the purchase of equipment.

         Expenses to related parties increased 24% from $254,453 in 1996 to $315,629 in 1997. The commissions expense decreased 34% from $146,000 in 1996 to $97,000 in 1997. Rent expense increased 102% from $108,453 in 1996 to $218,629 in 1997, primarily due to the Registrant renting additional properties from K & R Corporation, an affiliated company. The additional properties increase the leased property from approximately 10 acres to approximately 20 acres.

         On September 4, 1997, the Registrant entered into an agreement with MGM
     Services, Inc. ("MGM") that among other things, effectively, terminated the Management Agreement between MGM and provided for the assignment of certain contracts between MGM and its principal customers. The Registrant agreed to pay MGM up to $300,000 for such contracts (dependent on the consent of the underlying customers to the assignment). To date, the Registrant has paid
     MGM $24,000 pursuant to the terms of this agreement. Upon the consummation of this agreement with MGM, all potential merger and/or acquisition discussions between MGM and the Registrant ceased.

     Three  months  ended  September  30, 1997  compared to three  months  ended
     September 30, 1996

         The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:





                                    Three Months ended September 30,
                                          1997     1996
     Statements of Operations Data:
     Total Revenue...................... 100.0%   100.0%
     Cost of Sales......................  84.9%    84.6%
     Selling, general and administrative
     expenses...........................  14.0%    13.1%
     Income (loss) from operations......   0.3%     1.8%

         Total revenue increased 31% from $9,286,908 in 1996 to $12,186,799 in 1997. This increase in total revenue is the result of: 1) service and consulting revenues increasing 22% from $6,398,140 in 1996 to $7,804,093 in 1997, 2) the acquisition of the non-ferrous recycling facility increasing revenues by approximately $2,000,000 for the third quarter and 3) the ferrous scrap sales have decreased 20% from $950,754 in 1996 to $931,117 in 1997, 4) and the equipment sales have decreased 27% from $1,835,820 in 1996 to $1,337,790 in 1997.

         Cost of sales  increased 32% from  $7,854,321 in 1996 to $10,344,693 in
     1997.  As a percentage  of total revenue, these costs were consistently 85%
     in 1996 and 1997.  This increase in cost of sales  was  the  result of:  1)
     service and  consulting  costs  increasing 19% from $6,182,232  in 1996  to
     $7,357,329 in 1997,  2)  the  acquisition  of  the  non-ferrous   recycling
     facility increasing cost of sales by approximately $1,600,000 for the third quarter and 3) ferrous scrap cost of sales have decreased 05% from $592,289 in 1996 to  $560,456  in 1997, and  4) the  equipment  cost of  sales  have decreased 17% from $1,079,800 in 1996 to $892,725 in 1997.

         Direct expenses applicable to rental income increased 95% from $50,792 in 1996 to $99,103 in 1997, primarily due to the increase in the units of equipment leased by the Registrant to customers. As a percentage of rental income, these costs were 50% and 68% in 1996 and 1997, respectively.

         Selling,   general  and  administrative  expenses  increased  39%  from
     $1,219,114 in 1996 to $1,703,896 in 1997. However, as a percentage of total revenue, and these expenses were 13% in 1996 and 14% in 1997.  Depreciation expense  increased 30% from $127,122 in 1996 to $165,148 in 1997 due to the purchase of new operational and rental fleet equipment totaling $1,352,936.
     Interest expense increased 221% from $7,121 in 1996 to $22,879 in 1997, due to increased financing.

         Expenses to related parties decreased 9% from $75,890 in 1996 to $83,000 in 1997. The commissions expense decreased 87% from $40,450 in 1996 to $5,000 in 1997. Rent expense increased 120% from $35,440 in 1996 to $78,000 in 1997.

     Financial Condition at September 30, 1997 Compared to December
     31, 1996

         Accounts   receivable-trade   increased   $1,246,070   from


     $3,300,728  as of December 31, 1996 to $4,546,798 as of September 30, 1997.
     The increase in accounts receivable-trade was due to the acquisition of the non-ferrous scrap recycling facility and higher volumes related to the scrap recycling operations, corrugated paper recycling operations, service and consulting servicing and rental operations.

         Accounts  payable-trade   increased  $432,419  from  $4,790,710  as  of
     December 31, 1996 to $5,223,129  as of September 30, 1997  primarily due to service and consulting business increases.

         Working Capital  decreased  $2,108,312 from $968,064 as of December 31,
     1996 to ($1,140,248) as of September 30, 1997. This decrease was primarily due to purchase of inventory for the non-ferrous recycling facility and the debt related to acquisition.

     Liquidity and Capital Resources

         As of September 30, 1997 the Registrant held cash and cash equivalents of $259,287.

         The Registrant derives its revenues from a variety of sources, including customer services, equipment sales, consulting fees and from its scrap metal and recycling operations. The scrap metal and recycling operations comprised approximately 85% and 60% of the Registrant's income before provision for income taxes for the years ended December 31, 1996 and 1995 respectively.

         The Registrant currently maintains two working capital lines of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $1,600,000. Outstanding principal under these two credit facilities (the "Credit Facilities") bears interest based at prime rate plus a fee of .005. The maturity date under this Credit Facility is June 30
     1998. As of September 30, 1997, approximately $1,350,000 was outstanding under these Credit Facilities.



     Part II - OTHER INFORMATION


       Item 1.    Legal Proceedings
                  None

       Item 2.    Changes in Securities
                  None

       Item 3.    Defaults upon Senior Securities
                 None

       Item  4.  Submission  of  Matters  to a Vote of  Security
       Holders
                 None

       Item 5.    Other Information

     On August 21, 1997, the Registrant entered into a Consulting Agreement with
     Glenn  Bierman ("Bierman") of  Tycon  Equity  Partners,  LLC  ( the  "Tycon
     Consulting Agreement").  Pursuant to  the  terms  of  the Tycon  Consulting
     Agreement,   Bierman   has  been  engaged   to  provide  services  for  the
     Registrant  for a  period  of  four  (4)  months  with  the  right  for the
     Registrant  to  renewal  for  additional  two- (2) year period.   Effective
     September 1, 1997, Tycon Equity Partners,  LLC ("Tycon") has been receiving a consulting fee of $20,000 per month plus an additional $5,000 expense re-
     imbursement fund per month.

       Item 6.  Exhibits and Reports on Form 8-K

     The Registrant amended the By-Laws on April 11, 1997, changing the number of board members to not less than (3) not more than nine (9) persons.
     Attached as Exhibit.

     The  Registrant  filed two (2) Form 8-K's with the  Securities and Exchange
     Commission  on July 15, 1997;  one with respect to Item 2  "Acquisition  or
     Disposition of Assets" and one with respect to Item 4. "Changes in Registrant's Certifying Accountant."

     The  Registrant  filed two Form  8-K's  with the  Securities  and  Exchange
     Commission on August 4th and August 5th, respectively, with respect to Item
     4. "Changes in Registrant's Certifying Accountant."

     The Registrant filed a Form 8-K with the Securities and Exchange Commission on August 12th with respect to Item 4. "Changes in Registrant's Certifying
     Accountant."


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           INDUSTRIAL SERVICES OF AMERICA, INC.






       DATE: November 14, 1997   /s/ Harry Kletter
                                 --------------------------------------
                                 President and Chief Executive Officer
                                 (Principal   Executive   and  Financial
                                    Officer)

                                   EXHIBITS
     Exhibit
     Number                      Description

     3.2      Bylaws of  the Registrant are incorporated by reference to Exhibit
                3.2 of the Registrant's report on Form 10-KSB for the year ended December 31, 1995.

     3.2a     Amendment to the Registrant's Bylaws.

                                   EXHIBIT 3.2a


                                AMENDMENT OF THE

                                    BY-LAWS

                                      OF

                   INDUSTRIAL SERVICES OF AMERICA, INC.

     (Under Section 607.1020 of the Florida Business Corporation Act)



       We, the undersigned, being the President and Secretary of Industrial Services of America, Inc., do hereby certify:

       1. The name of the corporation is Industrial Services of America, Inc. (the "Corporation").

       2. The first grammatical sentence of Article III, Section 1, of the By-laws of the Corporation shall be deleted and replaced as follows:

       "The property, affairs and business of the corporation shall be managed by its Board of Directors, which shall consist of not less than (3) not more than nine (9) persons, as hereinafter provided."

       3. This amendment to the By-laws of the Corporation was authorized by the unanimous written consent of the Board of Directors of the Corporation on April 11, 1997.

       IN WITNESS WHEREOF, the undersigned have subscribed this amendment to the By-laws of Industrial Services of America, Inc. and affirm the statement herein as true under the penalties of perjury this 11th day of April, 1997.


                                /s/ Harry Kletter
                                ---------------------------------
                                Harry Kletter, President


                                /s/ Matthew L. Kletter, Secretary
                                ---------------------------------
                                Matthew L. Kletter, Secretary