Form 10-K
period 1997-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1998-03-31
CIK 4187

                     INDUSTRIAL SERVICES OF AMERICA, INC.



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-K

      (Mark One)

      [ x ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR FISCAL YEAR ENDED DECEMBER 31, 1997

      [   ]TRANSITION REPORT UNDER SECTON 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

              For the transition period from _______ to ________
                         Commission File No.: 0-20979

                     INDUSTRIAL SERVICES OF AMERICA, INC.
            (Exact name of registrant as specified in its charter)

                                   Florida 59-0172746
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification No.)

7100 Grade Lane, P.O.Box 32428, Louisville, Kentucky     40232
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (502) 368-1661

Securities registered pursuant to Section 12(b) of the Act:  None

Title of each class:       Name of each exchange on which registered:

   Not Applicable                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $5,999,376 as of March 16, 1998.

The number of shares outstanding of the registrant's class of common stock is 1,929,600 shares as of March 16, 1998.

                      DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on May 21, 1998 are incorporated by reference into Part III of this report.



                                    Part I

ITEM 1.    BUSINESS
General

      Industrial Services of America, Inc. (the "Registrant") is a ferrous, non-ferrous and fiber recycling as well as an integrated solid waste management company. The ferrous division's major products include recycling of steel and iron products, whereas the non-ferrous division recycles copper, aluminum and brass. The fiber recycling consists mainly of high-grade papers and corrugated cardboard. The management division of the Registrant is engaged in the business of commercial, retail and industrial waste management and waste handling equipment sales and service. The Registrant is able to offer a "total package" concept to commercial, retail and industrial clients to cover their waste management needs. Combining waste reduction, waste materials diversion and waste equipment technology, the Registrant creates waste programs tailored to each client's individual needs. The Registrant believes that it offers a more complete line of products and services than its competitors and is better able to coordinate these services on a regional and nationwide basis. By offering competitively priced waste handling equipment from a number of different manufacturers, the Registrant is able to tailor equipment packages for individual client needs. By carrying limited inventory, the Registrant reduces overhead and passes the savings to the customer. The waste management services offered by the Registrant include locating and contracting with a hauling company at a reasonable cost at each participating location for the retail chain customers of the Registrant that are a part of the management program offered by the Registrant. Because the Registrant is not a "waste transporter", it is able to maintain a neutral position vis-a-via the customers and the hauling companies. The Registrant has designed and developed proprietary computer software that provides the Registrant's personnel with relevant information on each of the client's locations, as well as pertinent information on disposal rates and costs of equipment, installation and shipping. The availability of this software has allowed the Registrant to build a database for serving customers from coast to coast. The Registrant is able to estimate cost savings to potential customers by reviewing their current waste hauling invoices either regionally or nationwide.

      The  Registrant  plans  to grow by  expanding  its  marketing  base and by seeking future joint ventures and acquisitions of companies in related businesses. The Registrant continues to target retail and industrial customers throughout the United States for the purpose of increasing its clientele in this sector. Although the number of locations for each industrial customer will generally be less than that of large retail chains, solid waste output for each location of industrial clients is generally greater than that of retail clients. The Registrant believes that the corresponding greater need for appropriate equipment results in the increased possibility of large equipment orders. Further, the Registrant believes it can provide savings for each industrial location.

      The Registrant believes that opportunities for its continued growth are enhanced by the increasingly stringent regulatory and political constraints being placed on the waste hauling and disposal industries. These more stringent federal, state and local regulations drive prices higher throughout the industry. With ever-increasing costs, solid waste disposal is becoming one of the larger expense items for retail and industrial customers, and perhaps one of the most difficult to contain. The Registrant believes these increased costs will enhance the value of its services. Through the retention of the Registrant's services, customers will be able to "outsource" their in-house waste needs to an experienced independent entity capable of lowering and containing waste disposal costs. The Registrant is able to provide customized reports detailing clients' recycling revenues as well as waste disposal expense.

      In April 1992 the Registrant entered into a management agreement with K&R Corporation ("K&R") a Kentucky corporation. K&R is an affiliated company of the Registrant and solely owned by the Registrant's principal stockholder Harry Kletter. Under this management agreement the Registrant was responsible for the management of the scrap and corrugated paper recycling for K&R and in addition purchased certain rental equipment and scrap metal inventories from K&R. For its management efforts, the Registrant retained 80% of the profits generated from the K&R operation(s) pursuant to an amendment to this management agreement, dated as of October 30, 1995, and effective as of January 1, 1996. From July 1, 1994 to December 31, 1995, the management agreement provided that the Registrant was to retain 60% of such profits. During 1997, 1996 and 1995, revenue derived under this arrangement resulted in income before provision for income taxes to the Registrant totaling $469,184, $712,765 and $728,391, respectively. Commencing in January 1998, the Registrant and K&R entered into a Consulting Agreement, such that the Registrant now retains all profits from the scrap and corrugated paper recycling facility and pays only the consulting fee to K&R. This Agreement enables the Registrant to control the management and day-to-day decisions regarding the recycling plant. See "Business Subsequent Events" for (the "Consulting Agreement") details of this Consulting Agreement.

      On July 1, 1997, the Registrant acquired the assets of a complete non-ferrous scrap metal recycling facility in Louisville, Kentucky known as "The Metal Center" pursuant to the "Acquisition of Assets of TMG Enterprises, Inc. by Industrial Services of America, Inc." thus expanding the Registrants recycling product lines and markets. The Metal Center is located at 7100 Grade Lane, Louisville, Kentucky 40213. The acquisition of assets included purchase of equipment and a non-compete agreement with the two selling principals for $1,600,000. The purchase price is to be paid in two installments of $800,000 each, payable on January 2, 1998 and July 1, 1998. The sellers have the alternative of receiving the equivalent purchase price payable in the Registrant's Common Stock at an exchange rate of $8.00 per share value. The Registrant believes that this acquisition enhances the Registrant's ability to provide turnkey services in the recycling business. On an annualized basis this acquisition could increase revenues by over $10 million.

      In September 1997, the Registrant entered into an agreement (the "MGM Agreement") with MGM Services, Inc. ("MGM") to void a May 1, 1997 management agreement in favor of a new agreement to: (i) reimburse the Registrant for certain operating expenses, (ii) cause MGM to assign to the Registrant certain of the management contracts of MGM, and (iii) mutually release each other from any and all future claims under the MGM Agreement. Under the MGM Agreement, MGM agreed to reimburse the Registrant $30,000 for certain operating expenses, and the Registrant agreed to pay a purchase price of $300,000 for assignment of management contracts from MGM to the Registrant. The management contracts are various contracts to manage the waste stream and recyclables for assorted retail, commercial and industrial clients, previously contracted by MGM. The assignment included approximately 550 locations and an approximate $3 million in additional revenues to the Registrant.

      During August 1997, the Registrant issued options (the "Bierman Options") to purchase 100,000 shares of its Common Stock to its then acting Chief Executive Officer, Glenn Bierman. Mr. Bierman's Letter Agreement of August 21, 1997 (the "Bierman Agreement") set forth a monthly consulting fee. Bierman Options provide for an exercise price of $5 per share and are exercisable through October 1999. Because the exercise price of these options was in excess of the market value of the Registrant's Common Stock on the date of grant, there are no compensation costs recorded in 1997 related to these options. In November 1997 it was mutually agreed that Mr. Bierman would cease to be Acting Chief Executive Officer of the Registrant. The monthly fee due to Mr. Bierman per the Bierman Agreement for serving as Acting Chief Executive Officer was terminated by mutual agreement in November 1997.

      In October 1997, the Registrant issued options to purchase 25,000 shares and an additional option to purchase 100,000 shares of Common Stock to its Interim President and Chief Operating Officer, Sean M. Garber as a component of a five-year employment agreement (the "Garber Employment Agreement"). The exercise price related to the options to purchase (i) the 25,000 shares is $1.00 per share and (ii) the 100,000 shares is $5.00 per share. Both such options are exercisable over a five year period. Compensation cost charged to operations in 1997 related to the option to purchase 25,000 shares was $14,974. The option to purchase 100,000 shares was at market value the day of the grant, therefore no charges were associated with this option.

Registrant Background

      The Registrant was incorporated in October 1953 in Florida under the name Alson Manufacturing, Inc ("Alson"). From the date of incorporation through January 5, 1975, the Registrant was involved in the design and manufacture of various forms of electrical products. In 1979, the Board of Directors and the shareholders of the Registrant commenced liquidation of all the tangible assets of Alson. On October 27, 1983, Harry Kletter, the Chairman of the Board of the Registrant, acquired 419,500 share of common stock of the Registrant. The existing directors resigned and five new directors were elected.

      On July 1, 1984, the Registrant began a solid waste handling and disposal equipment sales organization under the name Waste Equipment Sales and Services Company ("WESSCO"). On January 1, 1985, the Registrant merged with Computerized Waste Systems, Inc. ("CWS"), a Massachusetts corporation. CWS was a corporation specializing in offering solid waste management consultations for large multi-location companies involved in the retail, restaurant and industrial sectors. At the time of the merger, CWS was concentrating on large retail chains, but has changed its emphasis to include industrial clients. This strategy created an additional target market for the Registrant. Subsequent to the merger with CWS, the Registrant moved CWS headquarters from Springfield, Massachusetts to Louisville, Kentucky. At the time of the merger, much of the client base and marketing efforts were concentrated in the Northeast. With the move to Louisville, the Registrant began to expand its marketing efforts, which are now nationwide and include most of Canada. On July 1, 1997, the Registrant acquired the assets of a complete non-ferrous scrap metal recycling facility, now called "ISA Recycling".

      The Registrant's divisions operate closely with each other in terms of present customer care and proposals for new customers. WESSCO has expanded its product line and presently offers a variety of equipment, which would be necessary for an efficient waste handling and/or recycling system for an individual user. The prices WESSCO can offer are competitive with most dealers since it purchases equipment at dealer cost without having to pay dealer overhead. The WESSCO program is attractive to customers planning expansion programs. Some of these customers have designated WESSCO as their exclusive waste equipment supplier and consultant. By working with the customer from the time the initial building plans are developed, WESSCO has input into the design, development and implementation of the waste handling system.

      CWS has developed a network of over 1000 vendors throughout the United States, which include hauling companies, recycling companies and equipment manufacturing and maintenance companies. Through this network, the Registrant is able to provide pricing estimates for potential customers in a timely fashion. CWS customer representatives have access to this information through the computer software designed and developed to accommodate the daily needs of the Registrant. Through this information retrieval system, customer representatives can review the accuracy of customer concerns from recent billings to hauling rates to the average monthly cost of service.

      Through ISA Recycling, the Registrant processes, sells and brokers a broad range of materials for recycling. These materials include ferrous and non-ferrous metals, corrugated containers, high-grade paper and plastic. The Registrant offers document destruction and transport of recyclable materials to the Registrant's facility for regional clients. This division also brokers recycled commodities for CWS customers.

      The Registrant derives a significant portion of its revenues from two primary customers accounting for approximately 57%, 58% and 44% of 1997, 1996 and 1995 revenues, respectively. The Registrant is taking affirmative action to counter its dependence on any one customer. The potential negative effect of losing any single customer has been reduced by the Registrant's expansion of its customer base. However, there can be no assurance that if the Registrant was to lose all or the substantial portion of the business with these two customers that such losses would not have a material adverse effect on the Registrant.

      In addition to its other services, the Registrant provides management services relating to recycling and waste stream analysis. The main advantage to offering management services is that the individual projects are priced on a substantial prepaid individual basis. This method of pricing allows the Registrant to collect an up-front fee with the opportunity to "sell" the customer traditional services after the evaluation and/or any subsequent implementation is complete. By offering management and evaluation services, the Registrant is able to pursue additional customers.

      During 1997, the Registrant committed approximately $1,374,000 towards capital improvements with respect to its operation. A significant portion of such funds was used to purchase two cranes, recycling equipment and make additions to the rental/lease fleet of equipment. The acquisition of this new material processing equipment has enhanced operating efficiencies and created additional capacity for new and expanded equipment leasing business opportunities.

Equipment Leasing/WESSCO

      The Registrant leased approximately 94 pieces of solid waste and recycling equipment to customers in 1997, with a subsequent increase in monthly rental income to the Registrant of 29% as compared to the same period of 1996. The majority of these contracts are for a minimum of 36 months. While the resources required to purchase this equipment are generated internally and the revenues returned are deferred over the term of the contract, the Registrant's management believes this investment in the rental fleet to be a proper use of capital and will provide a long-term favorable return on its investment.

Industry Background

      The Registrant is involved in the management of non-hazardous solid waste and recyclables for retail and industrial customers. As such, the industry is actually driven by the multi-billion dollar solid waste collection and disposal industry. The size of this industry has increased for the past several years and should continue to increase, as landfill space becomes more scarce. Although society (and industry) has developed an increased awareness of the environmental issues and recycling has increased, waste production also continues to increase. Because of environmental concerns, new regulations and cost factors, it has become difficult to obtain the necessary permits to build any new landfills. Management of the Registrant believes that with the consolidation taking place in the waste industry, it will become increasingly difficult for an individual to get a fair price. The Registrant should therefore be in a position to be called upon to represent the best interest of that customer; this fact can only enhance the Registrant's business.

      The rising costs associated with solid waste disposal have created additional opportunities for the Registrant. Because waste disposal has begun to be an increasingly larger percentage of the total monthly expenditures incurred by commercial establishments, the Registrant believes that the services offered by the Registrant will be in greater demand. Many commercial establishments that have paid little attention to the costs associated with waste disposal in the past are now looking for ways to reduce expenses in this area. The Registrant offers commercial establishments its expertise to lower waste disposal bills and initiate recycling programs to generate additional revenues and/or reduce costs and materials bound for ultimate disposal.

      In addition to increasing landfill costs, regulatory measures and more stringent control of material bound for disposal ("flow control") are making the management of solid waste an increasingly difficult problem. The United States Environmental Protection Agency (the "EPA") is expected to continue the present trend of restricting the amount of "potentially" recyclable material bound for landfills. Many states have passed, or are contemplating measures, which would require commercial establishments to recycle a minimum percentage of their waste stream and would restrict the percentage of recyclable materials in any commercial load of solid waste material. Many states have already passed restrictive regulations requiring a plan for the reduction of waste or the segregation of recyclable materials from the waste stream at the source. Management of the Registrant believes that these restrictions may create additional marketing opportunities as waste disposal needs within commercial establishments become more specialized. Some large commercial establishments have hired in-house staff to handle the solid waste management and recycling responsibilities, but have found that without adequate resources and staff support, in-house handling of these responsibilities may not be an effective alternative. The Registrant offers these establishments a possible solution to this increasing burden.

Competition

      On a commercial/industrial waste management level, the Registrant has competition from a variety of sources. Much of it is from companies that concentrate their efforts on a regional level. Management of the Registrant believes that with the proprietary database of regional and national pricing, the Registrant will maintain its edge on a national basis.

      There has been increased competition from national hauling companies. The large national hauling companies often attempt to handle an entire chain of locations for a "national chain" client. This scenario poses a potential conflict of interest since these hauling companies can attain greater profitability from increases in hauling and disposal revenues. In addition to having an interest in higher hauling and disposal rates, the national hauling companies do not have operations in every community and do not, to the knowledge of management, have some of the billing and computer capabilities which the Registrant is able to offer. Additionally, management has encountered evidence of some reluctance from independent hauling companies to work with national hauling companies.

      There is also competition from some equipment manufacturers. These companies have their primary interest in selling or leasing equipment and offer management services in order to secure these sales or leases. There is a cost involved in "using" the equipment and the money saved must justify the amount spent on this equipment.

     The  metals  recycling  business  is highly  competitive,  it is subject to significant changes in economic and market conditions. Certain of the Registrant's competitors have greater financial, marketing and other resources. There can be no assurance that the Registrant will be able to obtain its desired market share based on the competitive nature of this industry.

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

      The Registrant has developed a network of maintenance and hauling companies throughout the country and due to the volume of business awarded to them by the Registrant, often these companies will offer discounted hauling and maintenance rates to the Registrant. However, the Registrant is not "affiliated" with any particular company or vendor in the hauling and/or maintenance industries, but rather deals with those companies and vendors that can supply quality service at a favorable price. In addition to the volume of business handled by some of these "vendors", the vendors understand that as long as the accounts are well serviced, they will be invited to bid on future accounts.

      Few if any, of the Registrant's competitors have a national network of vendors similar to the one the Registrant has developed over its years of operation. The major hauling companies are limited in the scope of services which they can provide to commercial/industrial accounts. Although the major hauling companies have operating companies in most major and intermediate-sized cities, they do not have nationwide geographic coverage. Therefore, for large commercial/industrial clients, they must obtain bids from local hauling companies that may perceive them to be future competitors. The Registrant has positioned itself to negotiate with the haulers, while servicing its clients on a nationwide basis.

      Most of the direct competition is from small regional companies that bid on regional accounts or national accounts on a regional basis. Few of the Registrant's competitors appear to be equipped to handle large national accounts nor do they seem to have the inclination to expand their geographic coverage. There are numerous national companies in closely related businesses, including national hauling companies that have substantially greater financial resources than does the Registrant. Should any of these companies decide to compete directly with the Registrant, it could have a material adverse effect on the business of the Registrant.

Employees

      The Registrant has approximately one hundred and thirteen (113) full-time employees and two (2) independent consultants.

Effect of State and Federal Environmental Regulations

      Any environmental regulatory liability relating to the Registrant's operations is generally borne by the customers with whom the Registrant contracts and the third party vendors in their capacity as transporters. As a matter of Registrant's policy, the Registrant uses its best efforts to secure indemnification for environmental liability from its customers and third party vendors. Although management of the Registrant believes that for the most part its business does not subject it to potential environmental liability, the Registrant continues to use best efforts to be in compliance with federal, state and local environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance in 1997 did not constitute a material expense to the Registrant.

      The collection and disposal of solid waste and rendering of related environmental services are subject to federal, state and local requirements which regulate health, safety, the environment, zoning and land-use. Federal, state and local regulations vary, but generally govern disposal activities and the location and use of facilities and also impose restrictions to prohibit or minimize air and water pollution. In addition, governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose fines in the case of violations, including criminal penalties. These regulations are administered by the EPA and various other federal, state and local environmental, health and safety agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor.

      The Registrant strives to conduct its operations in compliance with applicable laws and regulations. While such amounts expended in the past or anticipated to be expended in the future have not had and are not expected to have a material adverse effect on the Registrant's financial condition or operations, the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation.

      Each state in which the Registrant operates has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. Several states have enacted laws that will require counties to adopt comprehensive plans to reduce, through waste planning, composting, recycling, or other programs, the volume of solid waste landfills. These laws have recently been promulgated in several states. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling, also are under consideration by Congress and the EPA.

      Finally, various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid or hazardous wastes generated outside the state. While laws that overtly discriminate against out of state waste have been found to be unconstitutional, some laws that are less overtly discriminatory have been upheld in court. Challenges to other such laws are pending. The outcome of pending litigation and the likelihood that other such laws will be passed and will survive constitutional challenge are uncertain. In addition, Congress is currently considering legislation authorizing states to adopt such restrictions.

Subsequent Events

A. Appointment of President.
      The Board of Directors of the Registrant appointed Sean M. Garber to the position of President at its meeting on February 16, 1998, retroactive to February 5, 1998. The Board of Directors elected Mr. Garber to this position at its meeting on February 16, 1998. Garber became Interim President effective December 1, 1997, when Harry Kletter, the former president, resigned.

B. Election of New and Replacement Directors. On February 16, 1998, the Registrant received resignations from the following Board Members: Peter Cullian, Matthew L. Kletter and Timothy W. Myers. The Board of Directors of the Registrant accepted their resignations effective February 16, 1998 and appointed Joseph H. Cohen and R. Michael Devereaux to fill the vacancies. Additionally, for purposes of having outside members on the Board, the Registrant, with Board approval, appointed Dr. Barry Naft to the Board, thus giving the Registrant these outside directors: Dr. Naft and Mr. Devereaux. Messrs. Cohen, Devereaux and Dr. Naft will serve as members of the Board until the 1998 Annual Meeting of the Shareholders. With the selection of Messrs. Cohen and Devereaux and Dr. Naft, the Board of Directors is comprised of five (5) members, the other members being Harry Kletter and Sean M. Garber.

C. Formalization of Lease and Consulting Arrangements between K&R Corporation and the Registrant.
      On February 16, 1998 the Registrant's Board of Directors ratified and formalized an existing relationship in connection with (i) the leasing by the Registrant of its facilities from K&R, and (ii) the provision of consulting services from K&R to the Registrant. K&R is an affiliate of the Registrant.

1. Lease Agreement. The Lease Agreement (the "K&R Lease"), effective as of January 1, 1998, between K&R, as landlord, and the Registrant, as lessee, covers approximately 24.5 acres of land and the improvements thereon (including the recent acquisition by K&R of approximately 4.5 acres plus improvements), which are located at 7100 Grade Lane in Louisville, Kentucky (the "Leased Premises"). The principal improvements consist of an approximately 22,750 square foot building used as the Corporate Office, an approximately 8,286 square foot building used for CWS offices, an approximately 13,995 square foot used as the paper recycling plant, an approximately 12,000 square foot building used for metals recycling plant, and an approximately 51,760 square foot building used as the recycling offices and warehouse space, with a remaining 15,575 square feet of space contained in five (5) buildings ranging in size from approximately 8,000 to 256 square feet.

      The initial term of the K&R Lease is for ten years with two five-year option periods (the "Option Periods") available thereafter. The base rent for the first five years is $450,000 per annum, payable at the beginning of each month in an amount equal to $37,500 (the "Fixed Minimum Rent"). The

Fixed Minimum Rent adjusts each five years, including each of the Option Periods, in accordance with the Consumer Price Index. The Fixed Minimum Rent also increases to $750,000 per annum and an amount equal to $62,500 per month in the event of a "change in control" of the Registrant. Under the K&R Lease, "change in control" means a transaction or series of transactions as a result of which (i) any person who does not currently own a majority of the outstanding stock of the Registrant acquires a majority of the outstanding stock of the Registrant, (ii) the Registrant sells or otherwise disposes of all or substantially all of the assets or business operations of the Registrant to any other person; or (iii) the Registrant merges or consolidates with any other person; unless, in any such case, shareholders owning the outstanding voting stock of the Registrant immediately prior to the consummation of such transaction or transactions will own, upon consummation of such transaction or transactions, at least a majority of the outstanding shares of the voting stock of the person acquiring the shares or assets of the person acquiring the Registrant or surviving the merger or consolidation of the Registrant in the transaction(s).

      The Registrant is also required to pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. The Registrant provided a $50,000 security deposit to K&R for performance by the Registrant of the terms, covenants and conditions of the K&R Lease applicable to it.

      The K&R Lease provides that the Leased Premises may be used by the Registrant in its metal recycling and recycled paper sorting and bailing businesses, and for its corporate offices. The Registrant covenants to use and occupy the Leased Premises in a careful, safe and proper manner, among other covenants the Registrant agrees to and typically contained in a net lease to a tenant. Without the prior consent of K&R (and in the case of (ii) below the prior consent of any mortgagee of K&R) the Registrant may not (i) make any structural alterations, improvements or additions to the K&R Leased Premises, or
(ii) assign (including a change of control) or sublet the Leased Premises. The K&R Lease provides for indemnification of K&R by the Registrant for all damages arising out of the Registrant's use or condition of the Leased Premises excepting therefrom K&R's negligence. The K&R Lease further provides that the Registrant will agree to subordinate its leasehold interest to the mortgage interest of any mortgagee of K&R.

      The K&R Lease provides for termination by the Registrant upon damage (the "Damage") by fire or other casualty that cannot be reasonably repaired within, in most instances, 120 days of the Damage. All rent ceases as of the "injury date" under these circumstances. The K&R Lease also terminates upon condemnation of the Leased Premises in whole, with a condemnation of a portion of the Leased Premises resulting in an equitable adjustment of the Fixed Minimum Rent.

      Events of Default under the K&R Lease include (i) failure by the Registrant to pay the Fixed Minimum Rent for 10 days after written demand therefor, (ii) any other default in the observance or performance by the Registrant of any of the other covenants, agreements or conditions of the Lease, which shall continue for 30 days after written notice, unless the Registrant shall have commenced and shall be diligently pursuing curing such default, (iii) certain bankruptcy or related events affecting the Registrant, (iv) vacation of the Leased Premises by the Registrant, or (v) the transfer or devolution whether by operation of law or otherwise of the K&R Lease or the Registrant's estate or of any of the Registrant's interest to anyone other than K&R. Upon the occurrence of an event of default, K&R may, at its option, terminate the K&R Lease and enter into and take possession of the Leased Premises with the right to sue for and collect all amounts due, including damages.

2. Consulting Agreement. The Consulting Agreement (the "K&R Consulting Agreement"), effective as of January 2, 1998, by and between K&R, as consultant, and the Registrant, remains in effect until December 31, 2007, with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. K&R shall provide strategic planning and development to the Registrant, including advice on management activities, advertising, financial planning and mergers and acquisitions (the "Consulting Activities"). The Registrant shall be responsible for all of K&R's expenses and pay to K&R $240,000 in equal monthly installments of $20,000 in connection with the Consulting Activities.

      The K&R Consulting Agreement terminates upon a non-defaulting party providing written notice to the other party of its intent to terminate. The recipient of the notice has 10 days to cure monetary defaults and 30 days to cure non-monetary defaults (which will be extended if a cure is being diligently commenced and pursued during that 30 day period). The K&R Consulting Agreement also terminates upon the condemnation or destruction by fire or other casualty of all or substantially all of the Leased Premises. Upon termination, K&R agrees not to engage, directly or indirectly, in the business conducted by, or hire employees from, the Registrant for a period of five years and within 100 miles of any operation of the Registrant.

      The K&R Consulting Agreement provides for cross-indemnification of each party by the other for acts other than negligence or willful malfeasance. The
K&R Consulting Agreement further provides that K&R must maintain the confidentiality of any information of the Registrant not otherwise in the public domain or required to be disclosed by law.

ITEM 2.   PROPERTIES

      The Registrant leases its corporate offices and processing property and buildings for $10,250 per month from Fetra Enterprises ("Fetra"). The Leased Premises are located at 7100 Grade Lane in Louisville, Kentucky. The improvements include, among others, a 22,750 square foot office and attached warehouse, an 8,286 square foot office building, and 15,575 square feet of space in miscellaneous smaller buildings. See "BUSINESS - Subsequent Events - Lease Agreement".

      During 1997, the Registrant managed the scrap recycling operations of K&R, an affiliate of the Registrant, and paid $15,750 per month for the ferrous and corrugated scrap processing facilities used in this operation. This property is located at 7100 Grade Lane in Louisville, Kentucky in the same "industrial complex" as the Registrant's corporate offices. Beginning January 1, 1998, the Registrant has entered into a Lease Agreement to lease these and other facilities from K&R. See "BUSINESS - Subsequent Events Lease Agreement".

      On July 1, 1997, the Registrant entered a Lease Agreement (the "Fetra Lease") with Fetra Investments, a Kentucky partnership, to lease the 4.412-acre parcel where The Metal Center is located. The term of the lease is for seven months ending January 31, 1998. The Fetra Lease may be extended on a month to month basis with consent of the landlord after the end of the original seven-month term. The landlord has the right to sell the property and improvements at any time and acknowledges that K&R possesses an option to purchase the property and improvements. In January 1998, K&R completed the purchase of this property and improvements. The Registrant currently leases the property and improvements from K&R, and has a contracted for first right of refusal in the event K&R were to decide to sell. The property is located in Louisville, Kentucky adjacent to the Registrant's existing operations. The property improvements include office, attached scrap processing building, scales, and out building containing in the aggregate approximately 51,760 square feet. The periodic rent is $7,883 per month. Effective January 1, 1998 this property was included in the K&R Lease of property to the Registrant. "See BUSINESS - Subsequent Events - Lease Agreement".

      Certain of the property and equipment of the Registrant are subject to liens securing payment of portions of the Registrant's indebtedness. See Note 2 of Notes to Financial Statements included herein for information with respect to debt on these properties. The Registrant also leases certain of its offices and equipment, as discussed herein. See Notes 5 and 6 of Notes to Financial Statements included herein for information with respect to leased properties.

ITEM 3.    LEGAL PROCEEDINGS

      There are no material proceedings pending by, or against the Registrant or affecting any of its properties.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 4a.    EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Served as an               Position with the
                   Executive                Registrant and Other
      Name        Officer Since     Age     Principal Occupations

Glenn Bierman     August 21, 1997   42    Acting Chief  Executive  Officer
                                          of
                  to November 1997        of  the  Registrant  from August 21,
                                          1997 to  November 1997;  Mr. Bierman
                                          is  President  and  Founder of Tycon
                                          Equity  Services,  Inc.,  located in
                                          New York,  New York since July 1997;
                                          from March  1994 to July  1997,  Mr.
                                          Bierman  was a co-owner  and founder
                                          of   a   business    advisory    and
                                          consulting    service,     Corporate
                                          Builders,   Inc.,   located  in  New
                                          York,   New   York;   and  was  with
                                          Skadden,  Arps,  Slate,  Meagher and
                                          Flom,  New York,  New York from 1990
                                          to March 1994.

Peter V. Cullinan January 1997      45    Vice    President    of   Management
                  to July 1997            Services  of  the  Registrant   from
                                          January 1997 to July 1997;  Director
                                          of Store  Planning and  Construction
                                          for  Learningsmith,  Inc.  from  May
                                          1994 to December  1995;  Director of
                                          Administrative   Services   of  Ames
                                          Department  Stores  from May 1986 to
                                          December 1993

Sean M. Garber          1996        31    President   and   Treasurer  of  the
                                          Registrant  since  February,   1998;
                                          Interim   President   from  December
                                          1997  to   February,   1998;   Chief
                                          Operating  Officer  and  Director of
                                          the  Registrant  from  November 1997
                                          to  present,   Vice   President   of
                                          Recycling  of  the  Registrant  from
                                          November  1996  to  December   1997;
                                          from  1989  to  November,  1996  Mr.
                                          Garber was an  employee  of and held
                                          positions  as  general  manager  and
                                          marketing  director with OmniSource,
                                          Inc.  of  Fort  Wayne,   Indiana,  a
                                          recycling company; Mr. Garber  holds
                                          degree in Business  Management  from
                                          Indiana University

Charles J. Hulsman      1995        40    Manager  of  CWS   division  of  the
                                          Registrant  since December 1991, and a
                                          sales    representative    of   WESSCO
                                          division  of the  Registrant  prior to
                                          that date

Harry Kletter           1983        71    Chairman   of   the   Board,   Chief
                                          Executive    Officer    and    Chief
                                          Financial  Officer of the Registrant
                                          from  July  31,   1992  to  present,
                                          President  of  the  Registrant  from
                                          July  31,  1992  to  December  1997;
                                          from January 1990 to July 1991,  and
                                          from October  1983 to January  1988;
                                          Mr.  Kletter  is also  Chairman  and
                                          sole      shareholder     of     K&R
                                          Corporation,  a real estate  holding
                                          and  materials  processing  company,
                                          and an affiliate of the Registrant.

Matthew L. Kletter      1994 to     38    Vice President of Legal Affairs and
                   February 1998          Secretary  of  the  Registrant  from
                                          1997 to  February  1998;  Director  of
                                          Legal   Affairs  from  1996  to  1997;
                                          Director of the  Registrant  from 1995
                                          to  February  1998  and  from  1990 to
                                          1991;Attorney,  New  York,  New  York;
                                          Nephew of Harry and Roberta Kletter

Roberta F. Kletter      1983 to     64    Vice   President   of    Shareholder
                    November 1997         Relations     and    of    Corporate
                                          Communications  from 1995 to  November
                                          1997,   and  Secretary  and  Marketing
                                          Director  of the  Registrant  prior to
                                          1995; Director of the Registrant until
                                          November  1997;  Wife of Harry Kletter
                                          and Aunt of Matthew Kletter

Timothy W. Myers        1996 to     46    Senior  Vice President  of   the  Reg-
                    December, 1997        istrant from  1996  to December 1997;
                                          Mr. Myers has  served as  an  Officer
                                          of K&R Corporation  an  affiliate  of
                                          the Registrant, since 1996.

Alan L. Schroering      1995 to     32    Director of Finance and Treasurer of
                    March, 1998           the   Registrant    from   1995   to
                                          February,  1998;  Controller  of the
                                          Registrant  from  1992  to  February
                                          1998;   Staff   Accountant   of  the
                                          Registrant  from  1984  to  1992. Mr.
                                          Schroering  is a  graduate  of Indiana
                                          University.

      Except as described under "Position with the Registrant and Other Principal Occupations" in the above table, none of the above officers is related to one another. With respect to certain arrangements with certain officers of the Registrant relating to executive compensation, see section entitled "Executive Compensation - Certain Transactions" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Effective August 29, 1996, the $.01 par value common stock of the Registrant became listed on the Small Cap Market (the "Small Cap Market") of the Nasdaq Stock Market under the symbol "IDSA". During the fourth quarter of 1996, the Registrant's common stock traded on the Over the Counter Bulletin Board ("OTCBB") operated by the National Association of Securities Dealers, Inc. ("NASD"). For the seven years prior to the fourth quarter of 1995, the stock was traded on a secondary market basis and as a result, the Registrant did not believe it could provide a meaningful range of high and low bid information for the Registrant's stock. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Registrant's common stock as quoted on Nasdaq for 1997 and 1996, respectively. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended                 1997                          1996
                        High        Low               High        Low
March 31              13.25         7.25             8.50         5.50
June 30                9.50         5.50            18.00         7.25
September 30           9.50         7.13            15.75         8.25
December 31            7.38         4.50            12.50         8.38

      There were approximately 525 shareholders of record as of March 16, 1998.

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

      The Nasdaq Stock Market, which began operation in 1971, is the world's first electronic securities market and the fastest growing stock market in the U.S. Nasdaq utilizes today's information technologies-computers and telecommunications-to unite its participants in a screen-based, floorless market. It enables market participants to compete with each other for investor orders in each Nasdaq security and, through the use of Nasdaq Workstation II(TM) and other automated systems, facilitates the trading and surveillance of thousands of securities. This competitive marketplace, along with the many products and services available to issuers and their shareholders, attracts today's largest and fastest growing companies to Nasdaq. These include industry leaders in computers, pharmaceuticals, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on Nasdaq than on all other U.S. stock markets combined.

ITEM 6.   SELECTED FINANCIAL DATA



   Selected Financial Data

                              1997       1996      1995       1994       1993
                            ---------------------------------------------------
   (Amounts in Thousands,
   Except Per Share Data)

   Year ended December 31:
     Total revenue          $ 45,211   $ 34,277  $  30,545  $  23,380  $ 23,056
                            =========  ========= ========== ========== =========

     Income from operations      215        742      1,162        489       189
                            =========  ========= ========== ========== =========

     Earnings
       per common share:
       Basic                $   0.07   $   0.25  $    0.41  $    0.28  $    0.11
                            =========  ========= ========== ========== =========

       Assuming Dilution    $   0.07   $   0.24  $    0.40  $    0.28  $    0.11
                            =========  ========= ========== ========== =========

     Cash dividends declared
       Per common share           -          -          -          -         -

   At year end:
     Total assets           $ 13,893   $  9,439  $   6,209  $   4,093  $   3,870
                            =========  ========= ========== ========== =========

     Long-term notes payable$    760   $      5  $     367  $      13  $      29
                            =========  ========= ========== ========== =========


Reclassifications

      Earnings per share are computed under the provisions of statement of financial accounting standards (FASE) No. 128, "Earnings per Share" which was adopted retroactively at the beginning of the fourth quarter of 1997. This resulted in restatement of earnings per share as previously reported for 1996 and 1995.

      Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 financial statement presentation. These reclassifications had no effect on 1996 or 1995 retained earnings or net income.

      The Registrant provides waste management and consulting services to its customers. Prior to 1995, the Registrant's service and consulting revenue was derived principally from management fees paid by its customers. The Registrant collected funds from its customers for services rendered, retained its management fee, and remitted the remaining funds to third party vendors who performed the waste removal and maintenance services. In 1995, because of certain market dynamics, changes in the industry and changes related to the Registrant's operations, management reevaluated the Registrant's manner of conducting business. Based on this reevaluation, the Registrant's pricing process was modified. As a result, the majority of the Registrant's customers pay a negotiated fee for their waste service needs, and in turn the Registrant subcontracts the necessary work to third party vendors and pays those vendors for their services. Accordingly, the 1993 total revenue has been increased approximately $17,837,000 and total assets as of December 31, 1993 have increased approximately $1,475,000 from amounts originally reported. These reclassifications, necessary to restate the 1993 selected financial data, had no effect on net income.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General

      In July, 1997, the Registrant continued to pursue a growth strategy in the recycling business through asset purchase of The Metal Center. See "BUSINESS General". This asset purchase brought increased revenue, product line expansion, and new markets to the Registrant. Prior financial information of The Metal
Center is not available from its prior owners and accordingly has not been presented. Secondly, during September 1997, the Registrant further implemented its acquisition program with the purchase of the accounts management division of MGM Services, Inc. ("MGM"). This acquisition of management services accounts fits directly into the management operations, with minimum customer disruption and required no additional office capacity. The accounts purchased from MGM represented 550 new store locations, adding to the existing 2,500 locations serviced by the Registrant. Management anticipates additional management services revenue of approximately $250,000 per month, from this acquisition. Finally, the Registrant undertook a new program to streamline the organization and reduce overhead, while also focusing on growing the existing recycling and waste management businesses.

      It is management's plan to continue in these directions in 1998. The Registrant's goals are to continue aggressive pursuit of acquisitions in the fields of recycling and waste management services. Also, the Registrant will pursue more organizational cost control and efficiency programs while emphasizing the sales and marketing efforts.

Liquidity and Capital Resources

      As of December 31, 1997, the Registrant held cash and cash equivalents of $495,834.

      The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $2,000,000. Indebtedness under this credit facility accrues interest at the Bank's prime rate as promulgated from time to time. The maturity date under this agreement is July 1, 1998. The Credit Line is collateralized by eligible accounts receivable, inventories, equipment and the personal guarantees of the majority shareholder of the Registrant, Harry Kletter. As of December 31, 1997, $1,800,000 was outstanding under the credit facility as compared to $600,000 as of December 31, 1996.

      As consideration for the acquisition of The Metal Center, the Registrant provided two (2) notes payable to the sellers in the amount of $800,000 each payable, one half on January 2, 1998 and one half on or before July 1, 1998. The sellers have the alternative of receiving the equivalent purchase price payable in the Registrant's Common Stock at an exchange rate of $8.00 per share value. On July 1, 1997, the Registrant opened an acquisition credit facility with the Bank in the amount of $1,600,000. Indebtedness under this line accrues interest at the Bank's prime rate as promulgated from time to time. The maturity date under this agreement is July 1, 1998. The credit line is collaterized by virtually all business assets and a personal guarantee of the majority shareholder. As of December 31, 1997, there were no borrowings outstanding under this agreement.

      In 1997, the Registrant derived all its ferrous scrap and paper recycling revenue from the management contract arrangement with K&R. The contract business comprised 36%, 46% and 30% of the Registrant's income before provision for income tax for the years ended December 31, 1997, 1996 and 1995. The Registrant has reduced its relative profit dependence further by the asset purchase of The Metal Center, thereby diversifying into the non-ferrous business on July 1, 1997.

Results of Operations

      The following table presents, for the years indicated, the percentage relationship which certain captioned items in the Registrant's Consolidated Statements of Operations bear to total revenues and other pertinent data:

Year ended December 31,              1997       1996      1995

Statements of Operations Data:
Total Revenue...................... 100.0%      100.0%  100.0%
Cost of Goods Sold.................  91.4%       87.0%   81.9%
Selling, general and administrative
expenses...........................   8.1%       10.8%   14.3%
Income from operations.............   0.5%        2.2%    3.8%

Year ended December 31, 1997 Compared to Year ended December 31, 1996

      The revenue in 1997 was $45,211,593 representing an increase of $10,934,377 or 32% compared to 1996. The revenue from the newly acquired The Metal Center is included for six months and represented 14% of the overall growth. The major products include recycling of copper, aluminum and brass, referred to herein as non-ferrous scrap. Except for equipment and corrugated recycling, all other existing businesses had solid growth contributing the remaining 18% of the total. One of the major contributors to the remaining growth was the ferrous recycling business, which includes iron and steel products. Recycling revenues grew 126% to $11,513,600 through an increase in direct sales to mills and more aggressive purchasing practices. The management services business grew 17% to $32,064,237 by increasing the same account and new account business serviced from approximately 1,500 locations on December 31, 1996 to 2,000 locations on December 31, 1997. In addition, the management services business absorbed approximately 550 additional locations from MGM in the last quarter.

      The 1997 total cost of sales was $41,330,538 increasing $11,496,175 or 39% compared to 1996. The cost of goods sold in management services increased by 22.2% verses an increase in recycling cost of goods sold of 161.3%. This divergence was caused by the addition of the non-ferrous business, which has typically a lower gross profit percentage than the existing business base. Secondly, the ferrous business spreads narrowed due to competitive pressures. Finally, the corrugated recycling business, while the most profitable product line in recycling and which showed an improved percentage gross margin in 1997, experienced a drop in revenue during 1997. The equipment division had cost of goods sold of $953,463 or 22% less in 1997 versus 1996. This cost decrease compares with a revenue decrease of 11%. The business experienced a 28% cost decrease in equipment sales to approximately $803,500 while experiencing a 29% increase in rental/leasing. The Registrant has focused on the growth of the rental/leasing portion of its business.

      The gross margin was $3,881,055 representing a decrease of $561,798 in 1997 or 12.6% from 1996. The gross margin was 8.6% of revenue, which was 4.4% lower than 1996. A reduced gross margin percentage of 4.0% was experienced in management services due to some fixed fee contracts which experienced store location growth during the year. Finally, the recycling division experienced a 11.9% gross profit decrease due to the new mix of non-ferrous products and narrowing spreads on the ferrous products, and lower volume of corrugated scrap processing. The equipment business had 8.6% higher gross margin percentage, due to a favorable mix of higher rental and leasing business relative to equipment sales.

      The selling,  general,  and  administrative  expenses decreased $35,070 as
compared  to  1996.  As  a  percent  of  revenue,   the  selling,   general  and
administrative dropped from 10.8% of revenue to 8.1%.

Financial Condition at December 31, 1997 Compared to December 31, 1996

      Trade accounts receivable increased $1,728,041 to $5,028,769 at December 31, 1997. Last year the Registrant received a December receivable payment of $1,264,920 at year end, and as a result of this timing difference, trade receivables decreased from $4,565,648 to $3,300,728. Therefore, the adjusted increase as of December 31, 1997 was $463,121, which represented a 10% increase in 1997. This increase is significantly less than the 32% increase in revenue, reflecting management focus on working capital through the liquidation of accounts receivable.

      Inventory increased $2,078,723 or 480% to $2,511,826. Of the total increase, equipment increased $667,241 and the non-ferrous scrap inventory increased $960,117 due primarily to the new non-ferrous operation. The remaining increase was due to the purchase of a major ferrous scrap plant rework, which occurred at the end of the year, resulting in a temporary increase in ferrous unprocessed scrap inventory.

      Accounts payable trade increased $1,385,723 from December 31, 1996 to $6,176,433 as of December 31, 1997. This increase was due to higher volumes in all areas of the Registrant's operations except corrugated paper.

      As of December 31, 1997, the Registrant's working capital was a deficit of $495,550, which represents a $1,463,614 decrease from 1996. The total current assets increased $1,875,835 due to the $2,078,723 increase in inventory, and the increase in total receivables of $623,185 offset by impact of the lower cash of $875,601. The current liabilities increased $3,321,449 affected primarily by total accounts payable increases of $1,228,945 and additional short-term bank borrowings of $1,200,000.

Year ended December 31, 1996 Compared to Year ended December 31, 1995

      Total revenue increased 12% from $30,545,142 in 1995 to $34,227,216 in 1996. This increase in revenue is the result of (i) an increase of $3,849,921 in CWS operations and (ii) an increase in volume related to the scrap recycling operations and corrugated paper recycling operations, which offset the decrease in market prices in 1996 as compared to 1995. Rental income increased 45% from $296,682 in 1995 to $430,908 in 1996 due to an increase in the number of equipment units leased by the Registrant to customers. Recycling sales experienced a moderate increase of $73,349 or 1.5% to $5,091,550 in 1996.

      Cost of goods sold increased $4,826,700 or 19%, from $25,007,663 in 1995 to $29,834,363 in 1996. As a percentage of revenue, these costs were 81.9% and 87.0% in 1995 and 1996, respectively. This increase was directly related to an increase in CWS operations of $4,202,873. Recycling cost of goods sold increased 29% from $3,015,669 in 1995 to $3,880,577 in 1996.

      Selling, general and administrative expenses decreased 15.4% from $4,375,284 in 1995 to $3,701,246 in 1996. These expenses decreased from 14.3% to 10.8% of revenue in 1995 and 1996, respectively. This decrease was due primarily to (i) reduced costs in maintenance and leasing of equipment in connection with the purchasing of new equipment in the recycling operations, and (ii) the Chief Executive Officer of the Registrant electing not to receive a salary in 1996, compared to a salary of $100,000 taken in 1995. Depreciation expense increased 41% from $329,481 in 1995 to $465,838 in 1996 due to the purchase of new operational and rental fleet equipment totaling $1,156,839. Interest expense increased 45% from $36,760 in 1995 to $53,268 in 1996 due to increased financing related to the purchase of new equipment.

      Expenses to related parties decreased 48% from $831,223 in 1995 to $430,000 in 1996. This decrease was primarily due to the change in the management agreement between the Registrant and K&R allowing the Registrant to retain 80% (commencing in 1996) rather than 60% (prior to 1996) of the profits generated from the K&R operations. The commissions expense related to this agreement decreased 64% from $485,124 in 1995 to $177,000 in 1996. Rent expense decreased 31% from $268,279 in 1995 to $184,000 in 1996, primarily due to the Registrant purchasing operational equipment (partially funded through the Bank Credit Facility) rather than leasing such equipment from K&R.

Inflation and Prevailing Economic Conditions

      To date, inflation has not and is not expected to have a significant impact on the Registrant's operation in the near term. The Registrant has no long-term fixed-price contracts and the Registrant believes it will be able to pass through most cost increases resulting from inflation to its customers.

Impact of Recently Issued Accounting Standards

      Reporting Comprehensive Income. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The SFAS establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in financial statements.

Year 2000 Risk Factors

      In February 1997, the Registrant implemented its "Year 2000 Project" to address the potential problem with which substantially all users of automated data processing and information systems must deal. This problem is mainly with older systems with only two digits to represent the year, rather than the full four digits. Older computer systems may not operate when the two digit year becomes "00" as will happen in the year 2000.

      The Registrant uses primarily "Microsoft" software, which is already year 2000 compliant. Our accounting system is a DOS based system, which could create the problem with "00". The Registrant in its endeavor to alleviate this DOS-based problem has contracted with the programmer of the

Registrant to write software to prevent this potential problem. The software upgrade has just been completed, and the Registrant will test the program to verify all is in working order. By having the upgrade this far in advance it will enable the Registrant to run a test system to avert any future problem.

      The only software that the Registrant uses that is beyond its control is "EDI" or "Electronic Data Interchange". The vendor of this software used by the Registrant and many Fortune 500 Companies, has promised a fix for this problem with its Spring 1999 Release Software Upgrade. This area is the one over which the Registrant has the least control. If EDI completes its upgrade as promised the Registrant does not anticipate a Year 2000 problem with this software.

      In summary, the Registrant's Year 2000 Project's goal and expectation are that all necessary modifications and upgrades will be in place at minimum one year in advance, with the exception of EDI that is promised by the vendor in spring 1999. The Registrant currently has no reason to believe and does not anticipate the cost of Year-2000 compliance to be a significant expense or problem.

      Notwithstanding the foregoing, the Registrant will bear some minimal risk due to customers who fail to address the issues appropriately; or should the one vendor fail to meet the spring 1999 deadline. Presently, the Registrant has no reason to believe that any of its customers are failing to take appropriate action to effect Year-2000 compliance or that its software will be unable to perform as before with the upgrades.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not Applicable

ITEM  8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The response to this Item is submitted as a separate section of this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)(1)

      (i) On July 15, 1997, the Registrant dismissed Mather, Hamilton and Company ("Mather, Hamilton") as its independent accountants.

      (ii)  Not applicable

      (iii) The decision to change accountants was approved by the Board of Directors.

      (iv) (A) During the fiscal years of the Registrant ended December 31, 1996 and December 31, 1995, and for the interim periods from December 31, 1996 through July 15, 1997 there were no disagreements between Mather, Hamilton and the Registrant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

      (iv)  (B) Not applicable

      (iv)  (c) Not applicable

      (iv)  (D) Not applicable

      (iv)  (E) Not applicable

     (2) The Registrant engaged Crowe, Chizek and Company, LLP as the auditor for the year ending December 31, 1997, on July 29, 1997.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information set out in the sections entitled ELECTION OF DIRECTORS in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders and the information set out in the section entitled EXECUTIVE OFFICERS of the Registrant on pages 12, 13 and 14 of Part I of this report are incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

      The information set out in the section entitled EXECUTIVE COMPENSATION in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set out in the section entitled VOTING SECURITIES in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set out in the section entitled EXECUTIVE COMPENSATION Certain Transactions in the Registrant's Proxy Statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM  14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   (1)   Financial Statements Filed

Page

      Report of Independent Auditors                        F-1a-b

      Balance Sheets as of December 31, 1997 and 1996       F-2

      Statements of Income for the years
      ended December 31, 1997, 1996 and 1995                F-3

      Statements of Shareholders' Equity for the
      years ended December 31, 1997, 1996 and 1995          F-4

      Statements of Cash Flows for the years
      ended December 31, 1997, 1996 and 1995                F-5

      Notes to Financial Statements                         F-6

      (2)  Financial Statement Schedules                    F-17
            Schedule II

      (3)   List of Exhibits

      The list of exhibits on the Exhibit Index is incorporated herein by reference. The Management Agreement and the Consulting Agreement required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by an asterisk (*) in the Exhibit Index.

(b) Reports on Form 8-K.

      The Registrant did not file any Reports on Form 8-K during the last quarter of the fiscal year of the Registrant ended December 31, 1997. The Registrant did file on Form 8-K on March 3, 1998.

(c)   Exhibits.
      The exhibits listed on the Exhibit Index are filed as a part of this report.

(d)  Financial Statement Schedules.
      Schedule II - Valuation and Qualifying Accounts is incorporated by reference at page F-17 of the Financial Statements of the Registrant.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  INDUSTRIAL SERVICES OF AMERICA INC.
                  (Registrant)



                  By :   /s/  Harry Kletter
                        Harry Kletter
                        Chairman of the Board and Chief Executive Officer

Date: March 31, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE                                 DATE

  /s/  Joseph H. Cohen                    3/31/98
Joseph H. Cohen
Director

  /s/  R. Michael Devereaux               3/31/98
R. Michael Devereaux
Director

  /s/  Sean M. Garber                     3/31/98
Sean M. Garber
Director, President, Chief
Operating Officer and Treasurer

  /s/  Harry Kletter                      3/31/98
Harry Kletter
Director and Chief Executive Officer
(Principal Executive Officer and
Principal Financial Officer)

  /s/  Dr. Barry N. Naft                  3/31/98
Dr. Barry N. Naft
Director


  /s/ Marcia E. Terry                     3/31/98
Marcia E. Terry
Principal Accounting Officer

                                   EXHIBITS

Exhibit
Number                            Description

3.1 Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant's report of Form 10-KSB for the year ended December 31, 1995.

3.2         Bylaws of the  Registrant are  incorporated  by reference to Exhibit
            3.2 of the Registrant's report on Form 10-KSB for the year ended December 31, 1995.

10.1 Management Agreement, dated as of April 1, 1992, as amended, by and between the Registrant and K&R Corporation.

10.2 Stock Option Agreement, dated February 14, 1996, by and between the Registrant and Ernest D. Chu.

10.3 Stock Option Agreement, dated June 11, 1996, by and between the Registrant and R. Jerry Falkner.

10.4 Independent Consulting Services Agreement - Maxwell, dated as of March 31, 1995, and executed on June 25, 1996, by and between the Registrant and Douglas I. Maxwell, III ("Maxwell"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).

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

10.9 Stock Option Agreement - Sullivan dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.10 Acquisition of Assets Agreement - TMG known as "The Metal Center" dated as of July 1, 1997, by and between the Registrant and The Metal Center set forth in an Asset Purchase Agreement, is incorporated by reference, as the sole Exhibit on Form 8-K of the Registrant, filed July 15, 1997 (File No. 0-20979).

10.11 Assignment of Contracts - MGM Assignment dated September 4, 1997, by and between the Registrant and MGM Services, Inc.

10.12 Employment Agreement - Garber dated as of October 15, 1997, by and between the Registrant and Garber.

10.13 Lease Agreement - K&R Lease dated January 1, 1998, by and between the Registrant and K&R, is incorporated by reference herein, to
            Exhibit 10.10 on Form 8-K of the Registrant, filed March 3, 1998 (File No. 0-20979).*

10.14 Consulting Agreement - K&R Consulting Agreement dated as of January 2, 1998, by and between the Registrant and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of the Registrant, filed March 3, 1998 (File No. 0-20979).*

10.15 Amendment to Employment Agreement - Garber dated as of February 5, 1998, by and between the Registrant and Garber, amending original agreement dated October 15, 1997.

11          Statement of Computation of Earnings Per Share.

23.1        Consent of Mather, Hamilton & Co.

23.2        Consent of Crowe, Chizek and Company, LLP

27          Financial Data Schedule (for SEC use only).

*Denotes a management contract of the Registrant required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K.

                     INDUSTRIAL SERVICES OF AMERICA, INC.

                             FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995
                             Louisville, Kentucky

                     INDUSTRIAL SERVICES OF AMERICA, INC.
                             FINANCIAL STATEMENTS
                       December 31, 1997, 1996 and 1995

                                   CONTENTS









REPORT OF INDEPENDENT AUDITORS-CROWE, CHIZEK AND COMPANY LLP............... 1a

REPORT OF INDEPENDENT AUDITORS-MATHER, HAMILTON AND CO..................... 1b


FINANCIAL STATEMENTS

   BALANCE SHEETS..........................................................  2

   STATEMENTS OF INCOME....................................................  3

   STATEMENTS OF SHAREHOLDERS' EQUITY......................................  4

   STATEMENTS OF CASH FLOWS................................................  5

   NOTES TO FINANCIAL STATEMENTS...........................................  6


SUPPLEMENTARY INFORMATION

   VALUATION AND QUALIFYING ACCOUNTS....................................... 17

                        REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
Industrial Services of America, Inc.
Louisville, Kentucky


We have audited the accompanying balance sheet of Industrial Services of America, Inc. as of December 31, 1997, and the related statements of income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Industrial Services of America, Inc. as of December 31, 1996 and 1995 were audited by other auditors whose report dated March 10, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. at December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audit of the foregoing 1997 financial statements also included the schedule listed under item 14(a)(2). In our opinion, such schedule presents fairly the information required to be set forth therein.



                                          Crowe, Chizek and Company LLP

Indianapolis, Indiana
February 28, 1998














                                     F-1a

                        REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
Industrial Services of America, Inc.


We have audited the accompanying balance sheet of Industrial Services of America, Inc. as of December 31, 1996, and the related statements of income, shareholders' equity, and cash flows for the two years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



 /s/ Mather, Hamilton & Co.
MATHER, HAMILTON & CO.
Louisville, Kentucky
March 10, 1997










                                     F-1b

                     INDUSTRIAL SERVICES OF AMERICA, INC.
                                BALANCE SHEETS
                          December 31, 1997 and 1996

------------------------------------------------------------------------------

                                                           1997         1996
ASSETS
Current assets
   Cash and cash equivalents                           $  495,834   $1,371,435
   Accounts receivable - trade (after allowance for doubtful
     accounts of $16,000 in 1997 and 1996) (Note 2)      5,028,769   3,300,728
   Accounts receivable - related party (Note 7)             34,667     100,360
   Income tax refund receivable                            164,737   1,203,900
   Net investment in sales-type leases (Note 5)             40,154       8,435
   Inventories (Notes 1 and 2)                           2,511,826     433,103
   Deferred income taxes (Note 4)                           18,200      45,400
   Other                                                   195,993     168,984
                                                         ---------   ---------
      Total current assets                               8,490,180   6,632,345

Net property and equipment (Notes 1, 2 and 3)            3,642,712   2,704,192

Other assets
   Non-compete agreements, net (Note 10)                   450,000           -
   Intangibles (net of accumulated amortization of
     $26,667) (Note 10)                                    773,333           -
   Net investment in sales-type leases (Note 5)            192,154      11,165
   Other assets                                            344,645      91,766
                                                        ----------   ---------
                                                         1,760,132     102,931
                                                        ----------   ---------
                                                       $13,893,024  $9,439,468
                                                       ===========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Notes payable to bank (Note 2)                       $1,800,000   $ 600,000
   Notes payable (Note 10)                                 800,000           -
   Current maturities of long-term debt (Note 3)            45,479      11,774
   Accounts payable                                      6,176,433   4,790,710
   Affiliated companies payable (Note 7)                    23,000     179,778
   Other current liabilities                               140,818      82,019
                                                        ----------   ---------
      Total current liabilities                          8,985,730   5,664,281

Long-term liabilities
   Long-term debt (Note 3)                                 759,877       5,356
   Deferred income taxes (Note 4)                          257,700     161,000
                               -                         ---------    --------
                                                         1,017,577     166,356

Shareholders' equity
   Common stock, $.01 par value: 10,000,000 shares
     authorized and 1,957,500 shares issued and 1,929,600
     shares outstanding                                     19,575      19,575
   Additional paid-in capital                            1,548,750   1,405,000
   Retained earnings                                     2,329,392   2,192,256
   Treasury stock, 27,900 shares at cost                    (8,000)     (8,000)
                   ------                                ---------   ---------
                                                         3,889,717   3,608,831
                                                         ---------   ---------
                                                       $13,893,024  $9,439,468
                                                       ===========  ==========


                                     F-2
                See accompanying notes to financial statements.

                      INDUSTRAIL SERVICES OF AMERICA, INC.
                             STATEMENTS OF INCOME
                 Years ended December 31, 1997, 1996 and 1995

------------------------------------------------------------------------------


                                            1997         1996         1995
Revenue
   Recycling                             $11,513,600  $5,091,550   $5,018,201
   Equipment sales, service and leasing    1,633,756   1,830,273    2,021,469
   Management services                    32,064,237  27,355,393   23,505,472
                                          ----------  ----------   ----------
     Total revenue                        45,211,593  34,277,216   30,545,142

Cost of goods sold
   Recycling                              10,141,822   3,880,577    3,015,169
   Equipment sales, service and leasing      953,463   1,226,739    1,468,320
   Management services                    30,235,253  24,727,047   20,524,174
                                          ----------  ----------   ----------
     Total cost of goods sold             41,330,538  29,834,363   25,007,663
                                          ----------  ----------   ----------


Gross margin                              3,881,055    4,442,853    5,537,479

Selling, general and administrative       3,666,176    3,701,246    4,375,284
                                          ---------    ---------    ---------


Income from operations                      214,819      741,607    1,162,195

Other income (expense)
   Interest expense                         (78,810)     (53,268)     (36,760)
   Interest income                           64,549       43,339       56,961
   Gain on sale of assets                     4,496       31,229       42,287
   Other income (expense)                    17,372      (23,471)      (3,524)
                                          ---------      --------    ---------
                                              7,607       (2,171)      58,964


Income before income taxes                  222,426      739,436    1,221,159

Provision for income taxes (Note 4)          85,290      278,600      517,000
                                          ---------     --------    ---------

Net income                                $ 137,136   $  460,836   $  704,159
                                          =========   ==========   ==========

Earnings per share                          $  .07       $  .25       $  .41
                                            ======       ======       ======

Earnings per share, assuming dilution       $  .07       $  .24       $  .40
                                            ======       ======       ======



                                     F-3
                See accompanying notes to financial statements.

                      INDUSTRIAL SERVICES OF AMERICA, INC.
------------------------------------------------------------------------------------------------------------------------
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1997, 1996 and 1995

------------------------------------------------------------------------------------------------------------------------


                                                             Additional
                                          Common Stock         Paid-in     Retained        Treasury Stock
                                       Shares      Amount      Capital     Earnings      Shares       Cost        Total

Balance as of January 1, 1995        1,757,500   $  17,575   $   27,000   $1,027,261      27,900   $   8,000  $1,063,836

Net income                                   -           -            -      704,159           -           -     704,159
                                     ---------   ---------   ----------   ----------   ---------   ---------   ---------
Balance as of December 31, 1995      1,757,500      17,575       27,000    1,731,420      27,900       8,000   1,767,995

Fair value of stock options issued for
  consulting services provided to the
  Company (Note 11)                          -           -      117,500            -           -           -     117,500

Common stock issued upon exercise of
  nonemployee stock options (Note 11)  200,000       2,000      248,000            -           -           -
250,000

Income tax benefit related to exercise
  of nonemployee stock options (Note 11)     -           -      970,000            -           -           -
970,000

Stock transferred by Company's principal
  shareholder for services to be provided
  to the Company (Note 7)                    -           -       42,500            -           -           -      42,500

Net income                                   -           -            -      460,836           -           -     460,836
                                     ---------   ---------   ----------   ----------   ---------   ---------   ---------
Balance as of December 31, 1996      1,957,500      19,575    1,405,000    2,192,256      27,900       8,000   3,608,831

Fair value of stock options issued for
  employee stock option plan (Note 11)       -           -      143,750            -           -           -     143,750

Net income                                   -           -            -      137,136           -           -     137,136
                                     ---------   ----------  ----------   ----------   ---------  ----------   ---------
Balance as of December 31, 1997      1,957,500   $  19,575   $1,548,750   $2,329,392      27,900   $   8,000   $3,889,717
                                     =========   =========   ==========   ==========   =========   =========   ==========










                                                       F-4
                                     See   accompanying   notes   to   financial
statements.

                      INDUSTRIAL SERVICES OF AMERICA, INC.
--------------------------------------------------------------------------------
                             STATEMENTS OF CASH FLOWS
                   Years ended December 31, 1997,1996 and 1995

--------------------------------------------------------------------------------


                                               1997         1996         1995
                                               ----         ----         ----
Cash flows from operating activities
   Net income                              $  137,136  $   460,836  $  704,159
   Adjustments to reconcile net income to net
     cash from operating activities
      (Gain) loss on equity investment        (29,142)      29,142           -
      Stock options granted for services       14,974      100,625           -
      Depreciation and amortization           730,227      465,838     329,481
      Provisions for doubtful accounts         37,983        2,255      33,200
      Deferred income taxes                   123,900       55,400      37,600
      Gain on sale of property and equipment   (4,496)     (31,229)    (42,287)
      Change in assets and liabilities
         Receivables                         (661,168)    (404,297)   (863,787)
         Inventories                       (2,078,723)    (294,600)     22,708
         Other current assets                 (27,009)     (52,715)     85,788
         Accounts payable                   1,228,945    1,193,376     992,570
         Other current liabilities             58,802      (28,407)     65,248
                                            ----------   ----------  ----------
           Net cash from operating activities(468,571)   1,496,224   1,364,680

Cash flows from investing activities
   Proceeds from sale of property & equipment  86,028       59,603     119,580
   Proceeds from sale of joint venture         44,826            -           -
   Purchases of sales-type leases            (226,517)      (2,369)     (6,875)
   Proceeds from sales-type leases             13,807       39,388      36,937
   Investment in joint venture                      -      (44,826)          -
   Purchases of property and equipment     (1,373,610)  (1,156,839) (1,555,359)
   Purchase of restricted investment                 -            -   (100,000)
   Other                                     (139,787)      (7,537)    (15,893)
                                           -----------  ----------- -----------
      Net cash from investing activities   (1,595,253)  (1,112,580) (1,521,610)

Cash flows from financing activities
   Net borrowings from note payable to bank 1,200,000      600,000     300,000
   Proceeds from issuance of long-term debt         -            -      31,525
   Payments on long-term debt                 (11,777)    (370,098)    (21,590)
   Proceeds from exercise of nonemployee            -      250,000           -
     stock options                         -----------  ----------- -----------
      Net cash from financing activities    1,188,223      479,902     309,935
                                           -----------  ----------- -----------
Net change in cash                           (875,601)     863,546     153,005

Cash at beginning of year                   1,371,435      507,889     354,884
                                           -----------  ----------- -----------
Cash at end of year                        $  495,834   $1,371,435  $  507,889
                                           ==========   ==========  ==========
Supplemental disclosure of cash flow information
   Cash paid for interest                  $   78,810   $   48,748   $  36,760
   Cash paid (refunded) for taxes         $(1,077,773)  $  641,226   $ 583,659






                                   F-5
                 See accompanying notes to financial statements

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Industrial Services of America, Inc. (the Company) provides products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. Management services represents contracts with retail businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. The Company's customers are located throughout the United States and Canada.

Common Control: The Company conducts significant levels of business (see Note 7) with K & R Corporation, Inc. (K&R) which is owned by the Company's principal shareholder. Because these entities are under common control, operating results or financial position of the Company may be materially different from those that would have been obtained if the entities were autonomous.

Estimates: In preparing the financial statements, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates.

Inventories: Inventories consist principally of waste equipment machinery and parts and scrap materials held for resale and are stated at the lower of cost (first-in, first-out method) or market. Inventories as of December 31, 1997 and 1996 consist of the following:
                                                         1997        1996

   Equipment and parts                               $  752,099   $  84,858
   Ferrous material                                     756,940     305,575
   Non-ferrous materials                              1,002,787      42,670
                                                      ---------   ---------
                                                     $2,511,826   $ 433,103
                                                     ==========   =========

Property and Equipment: Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the related property.

Property  and  equipment  as of  December  31,  1997  and  1996  consist  of the following:
                                        Life            1997         1996

   Equipment and vehicles          3-10 years        $3,373,097  $2,536,174
   Office equipment                 3-5 years           402,186     426,777
   Rental equipment                   5 years         1,202,207     844,765
   Leasehold improvements            10 years           296,308     143,477
                                                     ----------  ----------
                                                      5,273,798   3,951,193
   Accumulated depreciation
     and amortization                                 1,631,086   1,247,001
                                                      ---------   ---------
                                                     $3,642,712  $2,704,192
                                                     ==========  ==========




                                       F-6
                                   (Continued)

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $653,561, $465,838 and $329,481, respectively.

Intangible Assets: The excess of cost over fair value of assets acquired is being amortized over a period of 15 years using the straight-line method. Non-compete agreements are being amortized using the straight-line method over the benefit period of 5 years.

Income Taxes: The Company records income tax expense based on the amount of taxes due on its tax returns plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using enacted tax rates.

Statement of Cash Flows: The statement of cash flows has been prepared using a definition of cash that includes deposits with original maturities of 3 months or less.

Reclassifications: Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 financial statement presentation. These reclassifications had no effect on 1996 and 1995 retained earnings or net income.

Earnings Per Common Share: Earnings per Common Share is computed under the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which was adopted retroactively by the Company at the beginning of the fourth quarter of 1997. Adoption of the Statement resulted in a restatement of the EPS amounts previously reported by the Company for prior annual periods. Amounts reported as Earnings per Common Share for each of the three years ended December 31, 1997 reflect the earnings available to common shareholders for the year divided by the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding for the years ended December 31, 1997, 1996 and 1995 were 1,929,600, 1,837,933 and 1,729,600, respectively.

Stock-Based Compensation and Transactions: Expense for employee compensation under stock option plans is reported only if options are granted below the market price at the grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 was used for stock-based compensation.

Fair Values of Financial Instruments: Fair value of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect the estimates. As of December 31, 1997 and 1996, the estimated fair value of financial instruments approximated book value.


                                       F-7
                                  (Continued)

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

NOTE 2 - NOTES PAYABLE TO BANK

At December 31, 1997, the Company has a $2,000,000 operating line of credit collateralized by eligible accounts receivable, inventories, equipment and the personal guarantee of the majority shareholder. Interest is payable monthly on the outstanding principal balance at the current bank's prime rate. The note matures in June 1998.

The Company also has available a $1,600,000 operating line of credit secured by virtually all business assets and a personal guarantee of the majority shareholder. Interest is payable monthly on the outstanding principal balance at the current bank's prime rate. The note matures in July 1998. As of December 31, 1997, the Company had not drawn any funds on this note.

NOTE 3 - LONG-TERM DEBT

Long term debt as of December 31, 1997 and 1996 consists of the following:

                                                          1997        1996
                                                          ----        ----
   Notes payable to a bank in monthly installments of $10,000 including interest at 8.5% through April 2003; secured by virtually all company assets and a personal guarantee of the majority
   shareholder.                                          $800,000   $      -


   Notes  payable;   interest   ranging  from  8.75%  to  11%;  due  in  monthly
   installments of principal and interest totaling $909 with various maturity dates through January 1999;
   secured by vehicles.                                    5,356     17,130
                                                        --------   --------
                                                         805,356     17,130
   Current maturities                                     45,479     11,774
                                                        --------   --------
                                                        $759,877   $  5,356
                                                        ========   ========


The long-term debt requires annual principal payments as follows:

            1998                                        $   45,479
            1999                                            57,621
            2000                                            62,714
            2001                                            68,258
            2002                                            74,291
            Thereafter                                     496,993




                                        F-8
--------------------------------------------------------------------------------
                                  (Continued)

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------
NOTE 4 - INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 1997, 1996 and 1995:
                                               1997       1996        1995
                                               ----       ----        ----
   Federal
      Current                                $(32,800)  $177,900   $386,700
      Deferred                                105,300     48,500     31,900
                                              -------    -------    -------
                                               72,500    226,400    418,600
   State
      Current                                  (5,810)    45,300     92,700
      Deferred                                 18,600      6,900      5,700
                                               ------      -----      -----
                                               12,790     52,200     98,400
                                               ------     ------     ------
                                             $ 85,290   $278,600   $517,000
                                             ========   ========   ========

A reconciliation of income taxes at the statutory rate to the company's effective rate is as follows:
                                               1997       1996        1995
                                               ----       ----        ----

   Federal income tax at statutory rate $ 75,600 $251,400 $415,200 State and local income taxes, net of
     federal income tax affect                  8,400     25,100     63,000
   Effect of tax rate change in deferred
     tax assets                                     -          -     13,500
   Other differences, net                       1,290      2,100     25,300
                                             --------   --------   --------
                                             $ 85,290   $278,600   $517,000
                                             ========   ========   ========

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:
                                                          1997        1996
                                                          ----        ----

   Deferred tax liabilities
      Tax depreciation in excess of book                $277,000   $172,800

   Deferred tax assets
      Allowance for doubtful accounts                     18,200     18,200
      Book amortization in excess of tax                  13,300          -
      Stock options                                        6,000     39,000
                                                        --------   --------
                                                          37,500     57,200
                                                        --------   --------
         Net deferred tax liabilities                   $239,500   $115,600
                                                        ========   ========



                                       F-9
                                  (Continued)

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995



NOTE 5 - LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees.

The Company also is the lessor of equipment under operating leases having terms of one to five years. All costs associated with this equipment are the responsibility of the lessees. These revenues are offset by rental payments made by the Company totaling approximately $117,000 annually. The remaining net investment in equipment leased to customers under noncancelable operating leases as of December 31, 1997 and 1996 is as follows:
                                                         1997        1996

   Rental equipment                                   $1,202,207  $ 844,765
   Accumulated depreciation                             518,805     376,730
                                                        -------     -------
                                                      $ 683,402   $ 468,035
                                                      =========   =========

Future minimum lease payments receivable for sales-type and operating leases as of December 31, 1997 are as follows:
                                                      Sales-Type   Operating
                                                      ----------   ---------
   1998                                               $  99,899   $ 638,320
   1999                                                  97,250     520,375
   2000                                                  87,197     459,366
   2001                                                  72,676     384,811
   2002                                                  66,000     325,338
   ----                                                  ------     -------

      Net minimum lease payments receivable             423,022   $2,328,210
                                                                  ==========
   Less unearned income                                 190,714
                                                        -------
      Net investment in sales-type leases               232,308
   Less current portion                                  40,154
                                                        -------
                                                      $ 192,154
                                                      =========








                                      F-10
                                  (Continued)

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
-------------------------------------------------------------------------------

NOTE 6 - COMMITMENTS

The Company leases its facility from a related party (see Note 7) under an operating lease expiring December 2007. This agreement provides for monthly payments of $37,500 through December 2002, increasing at the beginning of the second five years based on the change in the Consumer Price Index.

The following is a schedule by year of future minimum lease payments at December 31, 1997:

               1998                                   $ 450,000
               1999                                     450,000
               2000                                     450,000
               2001                                     450,000
               2002                                     450,000
               Thereafter                             2,250,000

Total rent expense for the years ending December 31, 1997, 1996 and 1995 were $381,884, $242,372 and $338,729, respectively.


NOTE 7 - RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company's principal shareholder and an affiliated company controlled by the Company's principal shareholder (K&R). A summary of these transactions is as follows:

                                             1997        1996        1995

   Accounts receivable                    $  34,667   $ 100,360
                                          =========   =========
   Accounts payable                       $  23,000   $ 179,778
                                          =========   =========
   Sales                                  $       -   $ 204,386
                                          =========   =========
   Rent expense                           $ 261,000   $ 184,000   $ 268,279
                                          =========   =========   =========
   Commission expense                     $ 114,000   $ 177,000   $ 485,124
                                          =========   =========   =========
   Consulting fees                        $  15,473   $  53,000   $  52,820
                                          =========   =========   =========
   Legal expenses                         $   9,100   $  16,000   $  25,000
                                          =========   =========   =========






                                    F-11
                                  (Continued)

                      INDUSTRAIL SERVICES OF AMERICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 7 - RELATED PARTY TRANSACTIONS (Continued)

In November 1996, the Company entered into a one year consulting agreement for certain marketing expertise. The Company's principal shareholder agreed to transfer 5,000 shares of his stock on behalf of the Company to the consultant as payment for these future services. The Company recorded deferred consulting fees and additional paid-in-capital of $42,500 in 1996 resulting from the stock's quoted market value as of the date of the agreement. This was recognized in expense in 1997.

The Company's principal shareholder and Chief Executive Officer has discretionary authority regarding his annual salary. During the years ended December 31, 1997 and 1996, the CEO did not receive a salary. The CEO's salary for the year ended December 31, 1995 totaled $100,000 which is included in selling, general and administrative expenses in the statement of income.

The Company had an agreement with K&R to manage all aspects of K&R's scrap recycling operations. The agreement provided that the Company pay a commission equal to 20% of the profits from K&R's scrap recycling operations. The Company included all revenue from the scrap recycling operations and the related commission fee in the statement of income. The Company incurred commission expenses to K&R totaling $114,000, $177,000 and $485,124 for the years ended December 31, 1997, 1996 and 1995 respectively. This agreement was canceled on July 1, 1997.

In January 1998, the Company entered into an agreement with K&R for consulting services related to the scrap metal and paper recycling operations and related equipment sales and services. The agreement is for a 10 year period and requires payments of $240,000 annually.

NOTE 8 - MAJOR CUSTOMERS

Revenue from two customers in 1997, 1996 and 1995 represents approximately 57%, 58% and 44% of total revenues, respectively. At December 31, 1997 and 1996, amounts due from these customers included in accounts receivable were $2,102,934 and $1,552,941, respectively.


NOTE 9 - EMPLOYEE RETIREMENT PLAN

The Company sponsors a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute a maximum of 15% of their annual salary. Under the plan, the Company matches 10% of each employee's voluntary contributions. The Company's contributions to the plan for 1997, 1996 and 1995 were $11,448, $13,856 and $31,111, respectively.


                                    F-12
                                  (Continued)

                      INDUSTRAIL SERVICES OF AMERICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 10 - ACQUISITION

On July 1, 1997, the Company entered an agreement with the principles of TMG Enterprises (TMG) d/b/a The Metal Center to purchase equipment for $1,100,000. The purchase price of $1,100,000 exceeded the fair value of the net assets acquired by $800,000. The excess is being amortized on the straight-line method over 15 years. Non-compete agreements of $500,000 represent the portion of the purchase price allocated to the arrangement whereby TMG's principles agreed not to compete with the Company for a period of five years. The cost is being amortized on the straight-line method over the term of the arrangement. The amount charged to expense in 1997 was $50,000. The results of operations include the acquired operations from the date of acquisition. The pro forma disclosures required by APB No. 16 are not material.

Payments are due in two installments of $800,000 on January 2, and July 1, 1998. No interest is being imputed on these installments. This note payable is secured by letters of credit in the amount of $1,600,000.

NOTE 11 - STOCK OPTION PLANS

During the years ended December 31, 1996 and 1995, the Company entered into various consulting agreements for certain strategic and advisory services. In conjunction with these agreements, the Company granted stock options to the consultants. The fair value of each stock option was based on the quoted market price of the Company's common stock at the date of grant. Due to the limited trading of the Company's stock, the quoted market price of the Company's common stock less the exercise price of the related stock option was used as the best estimate of each stock option's fair value at the date of grant. Because exercise prices of the stock options issued in 1996 were below the market price of the Company's common stock at the dates of grant, consulting costs of $16,875 and $100,625 were recorded for the years ended December 31, 1997 and 1996, respectively. Because exercise prices of the stock options issued in 1995 were above the market price of the Company's common stock at the dates of grant, no consulting costs were recorded related to issuance of these stock options. Because the stock options issued in 1996 and 1995 were valued at fair value as would have been determined in accordance with SFAS No. 123, no pro forma disclosures related to net income and earnings per share for the year ended December 31, 1996 and 1995 are necessary.

During 1997, the Company adopted an employee stock option plan under which the Company may grant options for up to 330,000 shares of common stock. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term of the option is five years.




                                      F-13
                                  (Continued)

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 11 - STOCK OPTION PLANS (Continued)

The Company applies APB Opinion 25 in accounting for its employee stock option plan. Accordingly, no compensation cost has been recognized for the plan in 1997.

The Company also issued options to purchase 25,000 shares of common stock to its president as a component of a two year employment agreement beginning in October 1997. The exercise price of each option is $1 per share and is exercisable over a five year period. Compensation cost charged to operations in 1997 related to this option was $14,974.

During 1997, the Company issued options to purchase 100,000 shares of common stock to its acting Chief Executive Officer. The exercise price is $5 per share and is exercisable through October 1999. Because the exercise price of these options was in excess of the market value of the Company's common stock on the date of grant, there were no compensation costs recorded in 1997 related to these options.

Had compensation costs been recorded on the employee stock options on the basis of fair market value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

   Net income

      As reported                                                 $ 137,136
                                                                  =========

      Pro forma                                                   $(145,684)
                                                                  =========

   Basic Earnings Per Share

      As reported                                                 $     .07
                                                                  =========

      Pro forma                                                   $    (.08)
                                                                  =========

   Diluted Earnings Per Share

      As reported                                                 $     .07
                                                                  =========

      Pro forma                                                   $    (.07)
                                                                  =========

The above pro forma information is based on an estimated fair value of these stock options as of the date of grant using a Black-Scholes option pricing method with the following weighted average assumptions for 1997: risk free interest rate of 4.0%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .60, and a weighted average expected life of the options of 4 years.


                                      F-14
                                  (Continued)

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------

NOTE 11 - STOCK OPTION PLANS (Continued)

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 1997, 1996 and 1995:

                                    Weighted
                                           Weighted           Maximum  Average
                                            Average   Option  Term ofGrant Date
                                Number ofOption PricePrice PerOptionsFair Value
                                 Shares    Per Share   Share  Grantedof Options
                                --------   --------- -------- ------- ---------
Balance as of January 1, 1995          -
  Granted                        200,000  $1.25  $.50 to $2.00   2 years $   -
  Exercised                            -       -         -       -           -
                                --------
Balance as of December 31, 1995  200,000    1.25  $.50 to $2.00  2 years     -
  Granted                         70,000    5.00      $5.00      2 to 10  2.93
                                                                  years
  Exercised                     (200,000)   1.25  $.50 to $2.00  2 years     -
                                --------

Balance as of December 31, 1996   70,000    5.00      $5.00      2 to 10  2.93
                                                                  years
  Granted                        225,000    4.55  $1.00 to $5.00 2 to 5   5.19
                                                                  years
  Exercised                            -
  Expired                        (50,000)   5.00      $5.00      2 years
                                 -------
Balance as of December 31, 1997  245,000    4.59
                                 =======

As of December 31, 1997, the 245,000 options outstanding have exercise prices between $1 to $5 and a weighted-average remaining contractual life of 3.8 years.

The tax effect of income tax deductions for the year ended December 31, 1996 related to the 1996 exercise of the non-employee stock options issued during the year ended December 31, 1995 was credited to additional paid-in capital. Because no consulting costs were recorded in 1995 related to the issuance of these stock options, the amount credited to additional paid-in capital represents the tax effect related to the excess of the market price of the Company's common stock at the date of exercise compared to the related stock option exercise price.










                                      F-15
                                  (Continued)

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                         NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995
--------------------------------------------------------------------------------
NOTE 12 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

The following noncash investing and financing activities occurred during the year ended December 31, 1997, 1996 and 1995.

                                                 1997      1996       1995
                                                 ----      ----       ----
   Reclassification of deposits on operating
     equipment                                $      -   $125,000   $     -

   Transfer of restricted investment in lieu of
     for cash payment of accounts payable to K&R     -    100,000         -

   Fair value of stock options issued for
     employee and non-employee services        128,776    117,500         -

   Income tax benefit related to exercise of
     nonemployee stock options                       -    970,000         -

   Stock transferred by Company's principal
     shareholderfor future consulting services
     to be provided to the Company                   -     42,500         -

   Acquisition of TMG Enterprises by issuing 1,600,000          -         -
     note payable

NOTE 13 - PER SHARE DATA

The following illustrates the computation for earnings per share and earning per share assuming dilution.

                                           1997         1996         1995
                                           ----         ----         ----
Earnings per share
   Net income                           $  137,136   $  460,836   $ 704,159
   Weighted average shares outstanding   1,929,600    1,837,933   1,729,600
                                         ---------    ---------   ---------
      Basic earnings per share          $      .07  $       .25   $     .41
                                        ==========  ===========   =========
Earnings per share assuming dilution
   Net income                           $  137,136   $  460,836   $ 704,159

   Weighted average shares outstanding 1,929,600 1,837,933 1,729,600 Add dilutive effect of assumed
     exercising of stock options            28,595      106,522      52,853
                                        ----------   ----------   ---------
      Diluted average shares outstanding 1,958,195    1,944,455   1,782,453
                                        ----------    ---------   ---------

      Earnings per share assuming        $     .07   $      .24   $     .40
        dilution                         =========   ==========   =========

SCHEDULE II            INDUSTRIAL SERVICES OF AMERICA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                          Year ended December 31, 1997

--------------------------------------------------------------------------------

                        Balance at Charged to Charged to             Balance
                         Beginning  Costs and    Other               at End
                          of Year   Expenses   Accounts   Deductions of Year

Description

Allowance for doubtful
  accounts (deducted from
  accounts receivable)   $ 16,000   $      -    $     -    $     -   $ 16,000
                         ========   ========    =======    =======   ========

Allowance for doubtful
  accounts (deducted from
  notes receivable)      $ 29,455   $      -    $     -    $     -   $ 29,455
                         ========   ========    =======    =======   ========

EXHIBIT 10.11



                                    September 4, 1997

Mr. Tom Sutton, Chairman of the Board
MGM Services, Inc.
800 Bering Drive, Suite 400
Houston, Texas 77057

Dear Mr. Sutton:

Upon mutual desire of MGM Services, Inc. (MGM) and Industrial Services of America, Inc. (ISA) the following changes are to be agreed upon and made. First, the management agreement dated May 1, 1997 is to be voided and second, certain contracts with MGM's customers will be assigned to ISA for consideration. Accordingly, it is agreed as follows:

1. Termination of Management Agreement. The Management Agreement dated May 1, 1997 between MGM and ISA shall be deemed voided and shall be of not past or future force or effect and ISA and MGM shall mutually release each other from any and all claims that either party may have had against the other party with respect to that agreement.

2. Reimbursement for Certain Operating Expenses. MGM shall reimburse to ISA $30,000 for certain expenses that ISA has incurred and will incur in the assistance of the operations management of MGM up to the effective date of the assignment of the contracts described herein. Of this reimbursement, $20,000 shall be paid to ISA over the next three (3) months and $10,000 will be credited towards ISA's purchase of certain furniture and fixtures of MGM.

3. Assignment of Contracts. MGM shall assign to ISA the contracts it has with its customers as set forth in Schedule 1(a) attached hereto. In consideration for such assignment, ISA shall pay MGM Three hundred thousand ($300,000) dollars (the "Purchase Price") which shall be payable on or before September 22, 1997. This assignment of the contracts is to be effective January 1, 1998. As a condition precedent to ISA paying MGM the Purchase Price, MGM shall furnish ISA with a signed letter in the form of Exhibit A to evidence each customer's consent to the assignment of their respective waste management agreement with MGM. In the event, MGM is unable to receive the consent of any customer identified on Schedule 1(a), the parties shall adjust the Purchase Price proportionately based upon the percentage figures listed on Schedule 1(a) and any amounts otherwise payable to MGM shall be deferred until such time as the applicable consent has been received. In the event any customers identified on Schedule 1(a) cancels its account before December 31, 1997, ISA shall be entitled to make a proportionate adjustment of the Purchase Price based on the percentage figures listed on Schedule 1(a) and agreed upon by MGM and ISA. ISA shall have the right to retain amounts otherwise payable to MGM in the form of commissions hereunder in order to receive an amount equal to the dollar value of such adjustment. MGM will also assign any revenue rights starting January 1, 1998 and waste management obligations to the customers as set forth in Schedule 1(b) attached hereto. In consideration for such assignment, ISA shall pay MGM a monthly commission fee equal to 20% of the "management fee" and commodity revenues paid by such respective customers listed on Schedule 1(b) to ISA for the period commencing January 1, 1998 and ending June 30, 1998. In the event any of the customers identified on the attached Schedule 1(a) or Schedule 1(b) expand their locations managed under the contracts or agreements, ISA shall pay MGM a monthly commission fee equal to 20% of the "management fee" and commodity revenues paid by such respective locations to ISA for the period commencing January 1, 1998 and ending June 30, 1998. MGM retains the right to any and all management fees, commodity revenues and processing fees earned through December 31, 1997 for those customers identified on the attached Schedule 1(a) or
     Schedule 1(b). CWS/ISA will not be responsible for any past due balances owed by MGM.

4. Mutual Release. Upon the execution of this agreement, ISA and MGM shall mutually release and hold harmless each other from any and all claims either party may have had against the other party, other than the right to enforce this agreement.

5. J.C. Penney. The parties agree to address the J.C. Penney account at a later date under a separate agreement.

6. Further Documentation. Each party agrees to enter into any and all further documentation necessary to effectuate the terms of this agreement as agreed upon by both parties to this agreement. The parties have agreed to conduct themselves in the manner contemplated in Schedule 2 attached hereto.

If the foregoing meets with your approval, please sign in the space provided below and return a copy of this letter to ISA.


                                    Sincerely,

                                    Industrial Services of America, Inc.



                                    By:  /s/ Harry Kletter
                                          Harry Kletter, President

Agreed to and Accepted:

MGM Services, Inc.



By:  /s/ Thomas L. Sutton
      Thomas L. Sutton, Chairman of the Board

                                  SCHEDULE 1(a)

                        LIST OF CONTRACTS TO BE ASSIGNED

Customer Name                 Locations         %value of Purchase Price

Home Base                      84               22%

Franks                        261               33%

Mervyns                       147               22%

TGIF                           77               15%

Taco Bueno                    107                8%

Proffitts                      13                0%

Austin Commercial               1                0%

                                  SCHEDULE 1(b)

                     LIST OF CUSTOMERS RIGHTS TO BE ASSIGNED

Customer Name                 Locations

Bontons                       66

Toys R Us                     31

Save A Lot                     9

La Quinta                     14

Lord & Taylor                  5

                                   SCHEDULE 2

SCHEDULE OF PLANNED EVENTS

1. Get letters of consent signed with contract accounts.

2. CWS/ISA and MGM contact to make a personal visit and introduction to CWS/ISA to each account.

3. Transfer of funds to be done in a timely manner upon the receipt of the signed letter of assignment.

4. If account does not agree to sign a letter of consent, account to become a commission account due the 20% commission as set forth in item #3 of the contract rather than being treated as a contract account.

5. Set-up timetable of account roll-out into Louisville system.

6. MGM Dallas personnel to input correct store and hauler information and rates to CWS database after verifying necessary information.

7. MGM personnel to coordinate new procedures with account corporate contact and stores.

8. MGM personnel to get hauler invoices address changed from Houston to Louisville address.

9. MGM personnel to get recyclers to change remittance address from Houston to Louisville.

10. Accounts to start calling into Louisville dispatch office.

11. Monthly account management reports and invoices to be generated from CWS management database and dispatch system.

12. Invoices for accounts in CWS/ISA systems to be paid by ISA by funds that come in for remittance on invoices generated by CWS. CWS/ISA will not be responsible for any past due balances owed by MGM.

13. ISA Louisville to begin EDI on applicable account no sooner than 1/1/98.

14. MGM Dallas office to downsize as accounts are shifted to CWS Louisville. Leased employees, furniture, telephone and office space downsizing to be handled by Tom Sutton and Tim Roach.

15. CWS - Dallas office to start-up 1/1/98.

Exhibit 10.12

                              EMPLOYMENT AGREEMENT

     THIS AGREEMENT made this 14th day of October, 1997 (the "Effective Date") by and between Sean Garber residing at 4403 Water Crest Court, Louisville, Kentucky 40241 (hereinafter referred to as "Employee") and Industrial Services of America, Inc., a Florida company located at 7100 Grade Lane, Bldg. #2, Louisville, Kentucky 40213 (hereinafter referred to as the "Company").

     WHEREAS, the Company is highly dependent on its senior management team; and the loss of the services of any member of senior management may have a material adverse effect on the Company's business, financial condition and results of operations;

     WHEREAS, the Company desires to retain Employee as a full time employee, and Employee desires to accept employment upon the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the mutual covenants and agreements herein contained, Employee and the Company do hereby mutually agree as follows:

1.   Term.

     1.1 The Company agrees to retain Employee as a full-time employee for a term of five (5) years commencing upon the date of this agreement, unless this agreement is earlier terminated as provided herein.

     1.2  This Agreement shall automatically renew for additional successive one
          (1) year periods unless either party hereto shall have provided the other party notice of intent not to renew within 180 days prior to the expiration of the then current term.

2.   Duties.

     2.1 Employee hereby agrees to serve as a full-time employee, and exercise his full time best efforts in performing functions assigned by the Board of Directors of the Company under the terms and conditions contained in this agreement and such other policies, directions, regulations, and other requirements as may from time to time be established by the Board of Directors of the Company. The parties acknowledge that the Employee is being hired to serve as a Senior Vice President and Chief Operating Officer for the Company.

3.   Exclusiveness of Services.

     3.1 Employee hereby agrees that during the term of this Agreement the Employee will make available his services solely and exclusively to the Company, and that during such time the Employee will not render any similar services for his own account, or any services for any other person, firm, or corporation, without first obtaining the prior written consent of the Company. Employee further agrees to promptly reveal to other appropriate Employees of the Company all matters coming to his attention pertaining to the business or interests of the Company.

4.   Confidential Information.

     4.1 Employee recognizes that the Employee has access to a variety of confidential information concerning the Company; therefore, Employee agrees that the Employee will not, either during his employment or any time after the termination of his employment with the Company, use or divulge or reveal to any person, firm, or corporation, directly or indirectly, any confidential proprietary information or any information obtained by the Employee during the term of this Agreement that might be used in any way to injure or interfere with the Company's business or trade or to alienate customers, dealers, or employees from the Company or to cause discontent or dissatisfaction among the Company's customers or employees (collectively, the "Confidential Information"). The obligations set forth in this Section, will not apply to information or materials which (i) are already known to Employee at the time that they are disclosed by Company; or (ii) are publicly known at the time of disclosure. The obligations in this Section will cease as to particular Confidential Information after the date that the particular Confidential
          Information:  (i) becomes publicly known through no fault of Employee;
          (ii) is received by Employee properly and lawfully from a third party without restriction on disclosure and without knowledge or reasonable suspicion that the third party's disclosure is in breach of any obligations to Company; or (iii) has been approved for public release by written authorization of Company.

     4.2 This covenant of confidentiality shall extend beyond the term of this Agreement and shall survive the termination of this Agreement for any reason.

5.   Covenant Not-to-Compete

     5.1 Employee agrees that, upon termination of his employment with the Company for any reason whatsoever, voluntary or involuntary, that for a period of two (2) years after date of termination of employment with the Company, Employee shall not, directly or indirectly, interfere with, solicit, or accept for himself or for anyone other than the Company any of the clients or customers of the Company or any of its affiliates at the time of said termination of employment, or perform any services of any competitive nature in connection with said clients or customers for anyone other than the Company or its affiliates. This covenant not-to-compete shall be effective within the geographical territory within a radius of one hundred (100) miles of any of the Company's business operations.

     5.2 It is understood and agreed that the purpose of this limitation is for the protection of the Company in that competition with its customers would be detrimental to the Company. Employee acknowledges that there is no adequate remedy at law in favor of the Company for breach of this Agreement by Employee and that the Company, in addition to all of the rights which may be available, shall have the right of specific performance in the event of breach or of injunction in any event of any threatened breach. 5.3 This covenant of non-competition shall extend beyond the term of this Agreement and shall survive the termination of this Agreement for any reason. If any of the covenants set forth in this Section are held to be unreasonable, arbitrary or against public policy, such covenants will be considered divisible with respect to scope, time, and geographical area, and modified to the extent necessary to make the same enforceable, and such lesser scope, time and geographical area, as may necessary to make same be enforceable against the Employee.

6. Compensation and Benefits.

     6.1 (a) Employee shall receive an annual minimum salary commencing as of the date of this agreement as follows:

            Year                                Amount
            First Year                          $90,000
            Second Year                         $95,000
            Third Year                          $100,000
            Fourth Year                         $105,000
            Fifth Year and thereafter           $110,000

     6.1 (b) Concurrently, with the execution of this Agreement, the Company is granting Employee a nontransferable option to acquire twenty five thousand (25,000) shares of common stock of the Company, at an exercise price of $1 per share, which option shall vest two (2) years after the execution of this agreement, provided Employee remains a full time Employee of the Company, and shall terminate and expire three (3) years thereafter; and, to the extent not inconsistent with the foregoing, shall be subject to other terms and conditions applicable to options granted under the Company's 1997 Employee Stock Option Plan (the "Stock Option Plan").

     6.1 (c) Concurrently with the execution of this Agreement, the Company is granting Employee a nontransferable option to acquire one hundred thousand (100,000) shares of common stock of the Company pursuant to the Stock Option Plan, which option shall have an exercise price equal to the market price of such stock on the date this agreement is entered into and shall vest immediately and be exercisable within five
          (5) years from the date of this Agreement. The other terms and conditions of such option shall be fixed and set forth in the Option Certificate evidencing such option, in accordance with the Stock Option Plan.

     6.1 (d) The obligation of the Company to issue or transfer and deliver shares of common stock upon exercise of the options being granted to Employee concurrently with the execution of this Agreement shall be subject to all applicable laws, regulations, rules, orders and approvals which shall then be in effect and required by governmental entities and the stock exchanges and stock markets on which the common stock may be traded. In addition, all transactions contemplated hereunder shall be subject to, and may be limited by, the provisions of applicable law including, but not limited to, federal and state securities laws.

          As a condition to the exercise of the options being granted to the Employee, and described in (b) and (c) above, the Company may require Employee to represent to and agree with the Company in writing that he is acquiring such shares without a view to distribution thereof. The certificates for such shares may include any legend which the Company deems appropriate to reflect any restrictions on transfer under federal and applicable state securities laws. All certificates for shares of common stock delivered upon exercise of options shall be subject to such stock-transfer orders and other restrictions as the Company may deem advisable under the rules, regulations and other requirements of the Securities and Exchange Commission, the NASDAQ Stock Market or any stock exchange upon which the common stock is then listed, and any applicable federal or state securities law, and the Company may cause a legend(s) to be put on any such certificates to make appropriate reference to such restrictions. 6.2 Employee shall be entitled to receive such annual bonuses, if any, as may be established by the Compensation Committee and approved by the Board of Directors based upon the Company's fiscal performance and the Employee's performance during each year.

     6.3 As long as Employee is a full-time employee of the Company, the Company shall maintain a life insurance policy insuring the life of the Employee in the principal amount of $1,000,000 and Employee shall have the full right to designate the beneficiary(s) under such policy.

     6.4 Employee shall also be entitled to participate in and receive any and all other benefits, including medical, dental, health, and life insurance, pension, retirement and disability benefit (long-term and short-term), profit sharing, vacation and other benefits and all other comparable benefits and programs as are now or hereafter may be customarily made available by the Company to employees and/or senior Employees, subject to any qualification requirements imposed under the Company's written compensation plans and requirements imposed by law.

     6.5 Nothing in this Agreement shall be construed as obligating the Company to continue in force and effect any Company plan, Company program, or Company perquisite and the Company shall have full power and authority, subject to the terms of such Company plan, Company program, or Company perquisite, to amend, alter, modify, supplement, replace, or terminate any plan, program, or perquisite or any part thereof to which Employee is or may be entitled to participate.

     6.6   INTENTIONALLY DELETED

     6.7 In the event the Company fails to renew the term of this agreement as provided in Section 1.2 above, or Employee becomes disabled, resigns within 180 days following the effective date of a Change In Control, or is terminated without cause as contemplated in, respectively,
          Section 8.2, and Section 8.3 and Section 8.5 hereof, Employee shall receive a payment equal to his then current annual salary multiplied by two (2), and any and all stock options granted by the Company to Employee, herein or elsewhere, in effect at such time, shall immediately vest and become exercisable, provided Employee has and continues to honor the provisions of Section 4 and Section 5 of this Agreement. The payment referred to in the preceding sentence shall be paid by the Company to the Employee in twenty four (24) equal monthly installments unless there is a Change In Control, in which case the payment referred to in the preceding sentence shall be made in one lump sum payment within thirty (30) days of the effective date of the applicable resignation or termination (as the case may be). "Change In Control" means a transaction or series of transactions as a result of which (i) any person who does not currently own a majority of the outstanding voting stock of the Company acquires a majority of the outstanding voting stock of the Company; or (ii) the Company sells or otherwise disposes of all or substantially all of the assets or business operations of the Company to any other person; or (iii) the Company merges or consolidates with any other person; unless, in any such case, shareholders owning the outstanding voting stock of the Company immediately prior to the consummation of such transaction or transactions will own, upon consummation of such transaction or transactions, at least a majority of the outstanding shares of voting stock of the person acquiring the shares or assets of the Company or surviving the merger or consolidation of the Company in the transaction(s). Notwithstanding anything to the contrary contained elsewhere in this Agreement, the Company shall not be obligated to pay, and Employee shall have no right to receive, any payments pursuant to this Section 6.7 at any time that the Employee is in breach of his obligations under Section 4 and Section 5 of this Agreement.

     7.   Facilities.

     7.1 The Company shall furnish Employee with such administrative assistance as is reasonably required to enable Employee to perform his duties as set forth herein.

     7.2 The Company agrees to reimburse Employee for reasonable traveling, entertainment, and other expenses incurred in the rendering of services by Employee under this Agreement in accordance with such policy or policies as may from time to time be established by the Company and in effect pertaining to such expenses.

     8.   Termination.

     8.1 Death. Upon Employee's death, this Agreement shall immediately terminate and payment of compensation to Employee shall cease and all options granted Employee, to the extent not previously exercised, shall automatically expire and terminate.

     8.2 Disability. Should Employee be unable to perform his obligations under this Agreement on account of illness or disability, payments of compensation and benefits shall continue to be made to him under this Agreement in accordance with the Company's policy then in effect for other active Company employees of like age and position, until the Company's long-term disability coverage would be effective. If the Employee is unable to resume his duties under this Agreement at the end of the time the Company's long-term disability coverage becomes effective, Employee's employment and this Agreement shall then immediately terminate. The Employee shall be entitled to the compensation set forth in Section 6.7. In addition, such termination shall not cause Employee to lose those benefits to which the Employee is entitled solely by reason of his illness or disability pursuant to any plan or program of the Company then in effect.

     8.3 Resignation. Employee may resign and terminate this Agreement upon ninety (90) days written notice to the Company. In the event Employee resigns from his position with the Company, this Agreement shall immediately terminate and Employee shall be entitled to no further compensation from the Company unless such resignation takes place within 180 days following the effective date of a Change In Control as contemplated in Section 6.7.

     8.4 Termination For Cause. Employee's employment under the terms of this Agreement may be terminated by the Board of Directors, and, if Employee is a member of such Board of Directors, the Employee shall not be permitted to vote on such issue, or to attend, without invitation by a majority of the other board members, the meeting of such Board of Directors at which such issue is being considered, at any time during the term, if such Board of Directors reasonably, properly, and in good faith determines by majority vote of those members present and voting at any meeting at which a quorum is present that any of the following causes for terminating Employee's employment exists:

     (a)  Employee  is  engaging  in   competition   with  the  Company  or  its
          subsidiaries in any manner which is substantially harmful to the business of the Company or its subsidiaries;

     (b) Employee is regularly making a frequent, substantial, abusive use of alcohol, drugs, or similar substances, and such abuse has affected his ability to conduct the business of the Company in a proper and prudent manner, provided Company has provided Employee with a reasonable period of time to cure such ailment;

     (c)  Employee is convicted of a felony; or

     (d) Employee has materially breached the terms of this agreement, and fails or refuses to correct such breach within thirty (30) days of receipt of written notice to the Employee from the Board of Directors of the Company of the breach, which such notice shall specifically describe Employee's breach of this agreement and the steps required to remedy the same.

     If its Board of Directors reasonably, properly, and in good faith determines that any one or more of the above causes for terminating Employee's employment exists, then the Company may, by giving thirty (30) days' written notice of its intention to terminate Employee's employment, terminate this Agreement, the term, and Employee's employment, and all rights, duties, and obligations of the parties under this Agreement, except Employee shall continue to be bound by the provisions of Section 4 and 5 of this Agreement. Employee shall be entitled to receive all compensation and fringe benefits hereinabove provided for such period of thirty (30) days, plus any accrued vacation time (pro-rated to the end of such thirty (30) day period), plus any rights to any fringe benefits or other compensation hereinabove described in this Agreement which accrue during such period of thirty (30).

     All determinations by the Board of Directors of the Company that sufficient grounds exist for the termination of Employee's employment under the above provisions of this paragraph must be made reasonably, properly, and in good faith.

     8.5 Termination Without Cause. The Company may at any time, upon delivery of written notice to Employee, terminate this Agreement and Employee's employment hereunder, provided payment of compensation to Employee shall be as provided in Section 6.7.

     8.6 Survival. The Employees obligations under Sections 4 and 5 of this Agreement shall survive any termination of this agreement.

     9.   Severability and Limited Enforceability.

     9.1 It is understood and agreed that, should any portion of any clause or paragraph of this Agreement be deemed too broad to permit enforcement to its full extent, then such restriction shall be forced to the maximum extent permitted by law, and Employee hereby consents and agrees that such scope may be modified accordingly in any proceeding brought to enforce such restriction. Further, it is agreed that, should any provision in this Agreement be entirely unenforceable, the remaining provisions of the Agreement shall not be affected thereby.

     10.  Governing Law

     10.1 This Agreement shall be governed by, and construed under and in accordance with, the laws of the Commonwealth of Kentucky.


     11.  Assignment.

     11.1 This Agreement and the rights and obligations hereunder shall be deemed personal to Employee and Employee may not transfer, pledge, encumber, assign, anticipate, or alienate all or any part of this Agreement.

     12.  Indemnification

     12.1 The Company shall indemnify the Employee against expenses (including reasonable attorney's fees), judgments, taxes, penalties, fines
          (including  any  excise tax  assessed  with  respect  to any  employee benefit plan) and amounts paid in settlement (collectively "Liability"), incurred by the Employee in connection with defending any threatened, pending or completed action, suit or proceeding (whether civil, criminal, administrative or investigative) to which the Employee is, or is threatened to be made, a party because Employee is or was an employee of the Company, or is or was serving at the request of the Company as a Director, Officer, partner, employee or agent of another domestic or foreign corporation, partnership, joint venture, trust or other enterprise, including services with respect to employee benefit plans. The Employee shall be considered to be serving an employee benefit plan at the Company's request if the Employee's duties to the Company also impose duties on or otherwise involve services by the Employee to the plan, or to participants in, or beneficiaries of, the plan. The Company shall pay or reimburse expenses (including reasonable attorneys fees) incurred by the Employee as a party to a proceeding in advance of final disposition of such proceeding.

     12.2 The indemnification against Liability and advancement of expenses provided by, or granted pursuant to, this provision shall not be deemed exclusive of any other rights to which the Employee may be entitled under law, any other agreement or otherwise, and shall continue after the Employee ceases to be an employee or agent of the Company, and shall inure to the benefit of the heirs, executors, and administrators of the Employee.

     12.3 The Company may purchase and maintain insurance on behalf of the Employee while an employee or agent of the Company, or while serving at the request to the Company as a Director, Officer, partner, trustee, employee or agent of the Company and/or of another foreign or domestic corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against Liability asserted against or incurred by the Employee in that capacity or arising from his status as a Director, Officer, employee or agent, regardless of whether the Company would have power to indemnify the Employee as a Director or Officer against the same Liability under the provision of
          Section 607.0850 of the Florida Business Corporation Act.

     12.4 Any termination or expiration of the Employment Agreement shall not adversely affect any right or protection of the Employee under this provision with respect to any act or omission occurring prior to the time of such termination or expiration.

     12.5 The indemnification provided to the Employee by the foregoing provisions shall not be effective and hence not provided to the Employee by the Company with regard to (I) a violation of the criminal law, unless the director, officer, employee, or agent had reasonable cause to believe his conduct was lawful; (ii) a transaction from which the director, officer, employee, or agent derived an improper personal benefit; (iii) liability provided under Section 607.0834 of the Florida Business Corporation Act (to the extent the Employee is acting as a Director of the Company); or (iv) willful misconduct or a conscious disregard for the best interests of the Company in a proceeding by or in the right of the Company to procure a judgment in its favor or in a proceeding by or in the right of a shareholder.

     13.  Binding on Other Parties.

     13.1 This Agreement shall be binding upon and inure to the benefit of Employee, his heirs, executors, and administrators, and shall be binding upon and inure to the benefit of the Company and its successors and assigns, including without limitation, any person, foreign Company, or other business entity which at any time, whether by merger, purchase, or otherwise, acquires all or substantially all of the assets or business of the Company. Nothing herein shall be construed as preventing the liquidation, dissolution, sale, merger, or consolidation of the Company or any subsidiary, division, or affiliate of the Company.

     14.  Arbitration.

     14.1 In the event of any controversy or claim arising out of employee's employment by the Company or this Agreement or the breach thereof, the parties shall try to settle such conflicts amicably between themselves. Should this prove impossible, the matter in dispute shall be settled by binding arbitration.

     14.2 In the event of any dispute or controversy as to which arbitration is called for, the same shall be submitted to and determined by arbitration in Louisville, Kentucky in accordance with the rules of the American Arbitration Association then in effect; and that judgment may be entered upon such determination in the appropriate court of competent jurisdiction.

     15.  Miscellaneous.

     15.1 This Agreement contains all the terms, conditions, and promises of the parties hereto. No modification or waiver of this Agreement, or of any provision thereof, shall be valid or binding, unless in writing and executed by both of the parties hereto. No waiver by either party or any breach of any term or provisions of this Agreement shall be construed as a waiver of any succeeding breach of the same or any other term or provision.

     15.2 The Employee acknowledges that the Employee has been advised by the Company to seek independent counsel to review and negotiate this agreement on his behalf.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.



                                          INDUSTRIAL SERVICES OF
                                          AMERICA, INC.


                                          By:  /s/ Harry Kletter
                                          Title:  President

ATTEST:


 /s/ Matthew Kletter
Secretary


                                           /s/ Sean Garber
                                          SEAN GARBER
WITNESS:


/s/ Tim Myers

Exhibit 10.15

EXHIBIT A

AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT

     This Amendment No. 1 to Employment Agreement (as hereinafter defined) made and effective as of the 5th day of February, 1998 (the "Amendment"), between INDUSTRIAL SERVICES OF AMERICA, INC. (the "Corporation") maintaining its principal place of business at 7100 Grade Lane, Louisville, Kentucky 40213; and SEAN GARBER ("Employee"), residing at 4403 Water Crest Court, Louisville, Kentucky 40241.

                                   WITNESSETH:

     WHEREAS the Corporation and Employee entered into an Employment Agreement dated October 15, 1997 ("Employment Agreement"); and

     WHEREAS under the Employment Agreement both the Corporation and Employee desire to amend the Employment Agreement with respect to certain provisions contained therein;

     NOW THEREFORE in consideration of the above recitals and the mutual agreements herein contained and for other good and valuable consideration, the parties hereby agree as follows:

     1. Section 2.1 of the Employment Agreement is hereby amended to read in its entirety as follows:

          2.1 Employee hereby agrees to serve as a full-time employee, and exercise his full time best efforts in performing functions assigned by the Board of Directors of the Company under the terms and conditions contained in this agreement and such other policies, directions, regulations, and other requirements as may from time to time be established by the Board of Directors of the Corporation. The parties acknowledge that the Employee is being hired to serve as President of the Corporation.

     2. Section 6.1(a) of the Employment Agreement is hereby amended to read in its entirety as follows:

          6.1(a) Employee shall receive an annual minimum salary commencing as of the date of this agreement as follows:

            Year                          Amount

            First Year                    $104,000
            Second Year                   $110,000
            Third Year                    $120,000
            Fourth Year                   $130,000
            Fifth Year and thereafter     $140,000
            Incentive pay to be established by the compensation committee.

     3. Section 6.1(c) of the Employment Agreement is hereby amended to read in its entirety as follows:

          6.1(c) Concurrently with the execution of this Agreement, the Company is granting Employee a nontransferable option to acquire one hundred thousand (100,000) shares of common stock of the Company pursuant to a certain Stock Option Agreement dated October 15, 1997, as amended (the "Stock Option Agreement") which option shave have an exercise price of $5.00 per share and shall vest immediately and be exercisable within five (5) years from the date of this Agreement. The other terms and conditions of such option shall be fixed and set forth in the Stock Option Agreement.

     4. Other than is set forth in this Amendment, all the terms, conditions, rights, duties, responsibilities and obligations set forth in the Employment Agreement remain in full force and effect.

     IN WITNESS WHEREOF, the Corporation has executed this Amendment by its duly authorized corporate officer as of the date set forth above.


                              "Corporation"
                              INDUSTRIAL SERVICES OF AMERICA, INC.



                              By:  /s/ Harry Kletter
                              Harry Kletter, Chairman of the Board of Directors


                                    Accepted by:

                                    "Employee"



                                     /s/ Sean Garber
                                    SEAN GARBER

EXHIBIT B

AMENDMENT NO. 1 TO OPTION AGREEMENT

      This Amendment No. 1 to Stock