Form 10-Q
period 1998-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1998-05-15
CIK 4187

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES  EXCHANGE  ACT OF 1934  For the  quarterly
                           period ended March 31, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From _______ to ________


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

     Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __x__ NO ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 13, 1998: 1,929,600.

                         INDUSTRIAL SERVICES OF AMERICA, INC.


                                      INDEX


                                                         Page No.

        Part I  Financial Information

                Condensed Balanced Sheet
                  March 31, 1998 and December 31, 1997          3


                Condensed Statement of Operations
                  three months ended March 31, 1998             5
                  and 1997

                Condensed Statement of Cash Flows-
                  three months ended March 31, 1998
                  and 1997                                      6

                Notes to Condensed Consolidated
                  financial statements                          7

                Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                 8


        Part II  Other Information

                Item 5                                         10

                         Part I - FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS.



                      INDUSTRIAL SERVICES OF AMERICA, INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                 March 31,     December 31,
                                                    1998           1997

Current assets
  Cash and cash equivalents                       $   617,487     $   495,834
  Accounts    receivables   -   trade   (after
allowance                                           5,468,112       5,028,769
   for  doubtful  accounts  of $16,000 in 1998
and 1997)
  Accounts receivable - related parties                34,667          34,667
  Income taxes refund receivable                       69,123         164,737
  Net investment in sales-type leases                  39,748          40,154
  Inventories                                       2,321,101       2,511,826
  Deferred income taxes                                18,200          18,200
  Other                                               227,434         195,993
                                                      -------         -------

    Total current assets                            8,795,872       8,490,180

Net property and equipment                          3,904,211       3,642,712

Other Assets
  Non-compete agreements, net                         425,000         450,000
Intangibles (net of accumulated amortization of       759,995         773,333
  $40,005   and  $26,667  in  1998  and  1997,
respectfully)
  Net investment in sales type leases                 182,472         192,154
  Other assets                                        382,375         344,645
                                                      -------         -------
                                                    1,749,842       1,760,132

                                                  $14,449,925     $13,893,024











                       See accompanying notes to financial
                                   statements.

                      INDUSTRIAL SERVICES OF AMERICA, INC.

                            CONDENSED BALANCE SHEETS
                                    CONTINUED
                                   (UNAUDITED)

                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                March 31,         December 31,
                                                  1998                1997
Current liabilities
  Notes payable to bank                                   $       $  1,800,000
                                                  2,000,000
  Notes payable                                     800,000            800,000
  Current maturities of long-term debt               57,851             45,479
  Accounts payable                                6,387,945          6,176,433
  Affiliated companies payable                       22,000             23,000
  Other current liabilities                         136,180            140,818
                                                    -------            -------
    Total current liabilities                     9,403,976          8,985,730

Long-term liabilities
  Long-term debt                                    745,926            759,877
  Deferred income taxes                             257,700            257,700
                                                    -------            -------
                                                  1,003,626          1,017,577

Stockholders' equity
  Common stock, $.01 par value,
  10,000,000 shares authorized;
  1,957,500  shares  issued  as of  March
31, 1998                                             19,575             19,575
  Additional paid-in capital                      1,548,750          1,548,750
  Retained earnings                               2,481,998          2,329,392
  Treasury stock, at cost, 27,900 shares             (8,000)            (8,000)
                                                     ------             ------

    Total stockholders' equity                    4,042,323          3,889,717
                                                  ---------          ---------

                                                $14,449,925        $13,893,024











                 See accompanying notes to financial statements.

                      INDUSTRIAL SERVICES OF AMERICA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                      1998              1997
                                                      ----              ----


Revenue
  Recycling                                          $ 4,868,193     $ 1,593,553
  Equipment sales, service and leasing                   423,852         358,854
  Management services                                  8,867,079       7,164,937
                                                       ---------       ---------
    Total revenue                                     14,159,124       9,117,344

Cost of goods sold
  Recycling                                            4,445,230       1,234,514
  Equipment sales, service and leasing                   228,692         164,852

  Management services                                  8,377,508       6,729,602
                                                       ---------       ---------
    Total cost of sales                               13,051,430       8,128,968
                                                      ----------       ---------

Gross margin                                           1,107,694         988,376

Selling, general and administrative                      880,210         851,681
                                                         -------         -------
Income from operations                                   227,484         136,695

Other income (expenses)                                   19,122          36,275
                                                          ------          ------
Income before income taxes                               246,606         172,970

Provision for income taxes                                94,000          65,000
                                                          ------          ------
Net income                                           $   152,606     $   107,970
                                                     ===========     ===========


Earnings per share                                        $0.08            $0.06
                                                          =====            =====

Earnings per share, assuming dilution                     $0.08            $0.05
                                                          =====            =====


                 See accompanying notes to financial statements.

                      INDUSTRIAL SERVICES OF AMERICA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                       1998          1997
                                                       ----           ----
Operating activities
  Net Income                                       $  152,606     $ 107,968
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                    223,863       137,723
     Change in assets and liabilities
        Receivables                                  (343,729)     (565,942)
        Inventories                                   190,725      (112,758)
        Other assets                                  (69,171)        5,698
        Accounts payable                              211,512      (646,674)
        Income taxes payable                                -        65,000
        Other current liabilities                      (5,638)       81,716
                                                       ------        ------
          Net cash from operating activities          360,168      (927,269)

Investing activities
  Payments/deposits for property and equipment       (447,024)      (368,127)
     Net cash from investing activities              (447,024)      (368,127)

Financing activities
  Net borrowings from note payable to bank            200,000              -
  Payments on long-term debt                           (1,579)        (3,536)
  Proceeds from sales-type leases                      10,088          1,933
                                                       ------          -----
     Net cash from financing activities               208,509         (1,603)
                                                      -------         -------

Net change in cash                                    121,653     (1,296,999)

Cash beginning of period                              495,834      1,371,435
                                                      -------      ---------

Cash at end of period                             $   617,487    $    74,436
                                                  ===========    ===========










                 See accompanying notes to financial statements.

                      INDUSTRIAL SERVICES OF AMERICA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS




      1.  Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of March 31, 1998 and the results of its operations and changes in cash flows for the periods ended March 31, 1998 and 1997. Results of operations for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 1997 Financial Statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 on file with the Securities and Exchange Commission.

      2.  Inventories

      Inventories consist of the following:

                                               March 31,      December 31,
                                                 1998             1997

          Equipment and parts                  $   699,164      $   752,099
          Ferrous materials                        923,756          756,940
          Non-ferrous materials                    698,181        1,002,787
                                               -----------      -----------

            Total inventories                  $ 2,321,101      $ 2,511,826
                                               ===========      ===========


      3.   Subsequent Event

     Subsequent to March 31, 1998, the Registrant refinanced certain debt. Under the refinance agreement this debt matures in April, 2003. Therefore, as of March 31, 1998, debt related to the refinance agreement is classified as long-term.

      4.  Reclassifications

     Certain amounts in the 1997 financial  statements have been reclassified to
     conform   to   the   1998   financial   statement    presentation.    These
     reclassifications had no effect on 1997 retained earnings or net income.

      ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Liquidity and Capital Resources

           As of March 31, 1998 the Registrant held cash and cash equivalents of $617,487.

           The Registrant derives its revenues from a variety of sources, including management services, equipment sales and leasing, consulting fees and from its recycling operations. The recycling operations comprised approximately 34.4% and 17.5% of the Registrant's revenues for the quarters ended March 31, 1998 and 1997, respectively.

          The Registrant maintains a working capital line of credit with Mid America Bank of Louisville and Trust Company (the "Bank") in the amount of $2,000,000. Outstanding principal under this credit facility bears interest at prime rate. The maturity date under this credit facility is June 30, 1998. As of March 31, 1998, $2,000,000 was outstanding under this credit facility.

          The Registrant also maintains an acquisition line of credit with the Bank in the amount of $800,000 Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in July, 1998. As of March 31, 1998, the Registrant had not drawn any funds against this line of credit.

      Results of Operations

          The  following  table  presents,   for  the  periods  indicated,   the
     percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:
                                             Quarter ended March 31,
                                                1998          1997
      Statements of Operations Data:
      Total Revenue......................      100.0%         100.0%
      Cost of Goods Sold.................       92.2%          89.2%
      Selling, general and administrative
      expenses...........................        6.2%           9.3%
      Income from operations.............        1.6%           1.5%

      Quarter ended March 31, 1998 compared to quarter ended March 31, 1997

           Total revenue  increased 55.3% from $9,117,334 in 1997 to $14,159,124 in 1998. This increase in total revenue is the result of (i) CWS sales increasing 24% from $7,164,937 in 1997 to $8,867,079 in 1998 and (ii) an increase of 205% related to the recycling operations of $4,868,193 in 1998 as compared to $1,593,553 in 1997 primarily due to the acquisition of The Metal Center in the third quarter of 1997.

           The 1998 total cost of sales was $13,051,430 increasing $4,922,462 or 61% compared to 1997. The cost of goods sold in management services increased 24% versus an increase in recycling costs of goods sold of 260%. This deviation resulted from a declining economy in the Asian market. Consequently, commodity prices in the United States have decreased over the past year, thereby tightening the gross margin.

           The gross margin was $1,107,694 representing an increase of $119,308 in 1998 or 12% from 1997. The gross margin was 7.8% of revenue, which was 3.0% lower than 1997. A reduced gross margin percentage of 0.6% was experienced in management services due to the addition of certain fixed fee contracts which experienced store location growth during the period along with the assimilation of the shared savings contracts.

           Selling, general and administrative expenses increased 3.3% from $851,681 in 1997 to $880,210 in 1998. However, as a percentage of total revenue, selling, general and administrative expenses decreased from 10.8% in 1997 to 7.8% in 1998.

      Financial Condition at March 31, 1998 Compared to December 31, 1997

          Accounts receivable-trade increased 6.8% or $343,729 from $5,028,769 at December 31, 1997 to $5,468,112 at March 31, 1998. The increase in accounts receivable-trade was primarily due to higher volumes related to the recycling operations.

          Accounts payable-trade increased 3.4% or $211,514 from $6,176,433 at December 31, 1997 to $6,387,945 at March 31, 1998. The increase resulted from additional expenses to generate higher revenue volumes as noted above.

          From December 31, 1997 to March 31, 1998, the Registrant's working capital decreased by $112,554 to a deficit of $608,104. The increase in accounts receivable and payable as noted above, coupled with additional working capital draws on the line of credit, were major contributors to the working capital deficit.

                               Part II - OTHER INFORMATION


        Item 1.    Legal Proceedings
                   None

        Item 2.    Changes in Securities and Use of Proceeds
                   None

        Item 3.    Defaults upon Senior Securities
                   None

        Item 4.    Submission of Matters to a Vote of Security Holders
                   None

        Item 5.    Other Information
                   None


        Item 6.    Exhibits and Reports on Form 8-K
                    (a) None

                    (b) The Registrant filed a Form 8-K on March 3, 1998 with respect to the earliest event reported on February 16, 1998. This filing reports "Item 5- Other Events" from the Form 8-K.

                                      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               INDUSTRIAL SERVICES OF AMERICA, INC.






        DATE: May 15, 1998      /s/ Harry Kletter
                                Chairman and Chief Executive Officer
                               (Principal Executive and Financial Officer)