Form 10-Q
period 1998-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1998-08-12
CIK 4187

FORM 10-Q

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES  EXCHANGE  ACT OF 1934  For the  quarterly
                     period ended June 30, 1998
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From _______ to ________


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


      Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _____



      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1998: 1,929,600.

                      INDUSTRIAL SERVICES OF AMERICA, INC.


                                      INDEX


                                                         Page No.

        Part I  Financial Information

         Item 1. Financial Statements

                Condensed Balanced Sheet
                  June 30, 1998 and December 31, 1997                 3


                Condensed Statement of Operations
                  three months ended June 30, 1998                    5
                  and 1997

                Condensed Statement of Operations
                  six months ended June 30, 1998                      6
                  and 1997

                Condensed Statement of Cash Flows-
                  six months ended June 30, 1998                      7
                  and 1997

                Notes to Condensed Financial
                  Statements                                          8

           Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                       9


        Part II Other Information

           Item 4. Submission of Matters to a Vote of Security Holders 11

           Item 6. Exhibits and Reports on Form 8-K                    11

                             Part I - FINANCIAL INFORMATION



 ITEM 1. FINANCIAL STATEMENTS

                      INDUSTRIAL SERVICES OF AMERICA, INC.

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                     ASSETS


                                                  June 30,     December 31,
                                                    1998           1997

Current assets
  Cash and cash equivalents                       $   522,358        $495,834
  Accounts    receivables   -   trade   (after
allowance                                           6,658,655       5,028,769
   for  doubtful  accounts  of $16,000 in 1998
and 1997)
  Accounts receivable - related parties                34,667          34,667
  Income taxes refund receivable                      163,123         164,737
  Net investment in sales-type leases                  38,656          40,154
  Inventories                                       2,618,609       2,511,826
  Deferred income taxes                                18,200          18,200
  Other                                               224,599         195,993
                                                      -------         -------

    Total current assets                           10,278,867       8,490,180

Net property and equipment                          5,038,804       3,642,712

Other Assets
  Non-compete agreements, net                         400,000         450,000
  Intangibles      (net     of     accumulated
amortization of                                       746,668         773,333
  $53,332   and  $26,667  in  1998  and  1997,
respectively)
  Net investment in sales type leases                 129,086         192,154
  Other assets                                        313,652         344,645
                                                      -------         -------

                                                    1,589,406       1,760,132
                                                    ---------       ---------

                                                  $16,907,077     $13,893,024
                                                  ===========     ===========











     See accompanying notes to financial statements.

                      INDUSTRIAL SERVICES OF AMERICA, INC.

                            CONDENSED BALANCE SHEETS
                                    CONTINUED
                                   (UNAUDITED)

                          LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 June 30,        December 31,
                                                   1998             1997
Current liabilities
  Notes payable to bank                          $                $  1,800,000
                                                          -
  Notes payable                                           -            800,000
  Current maturities of long-term debt              258,972             45,479
  Accounts payable                                8,669,874          6,176,433
  Affiliated companies payable                            -             23,000
  Other current liabilities                        333,947             140,818
                                                   -------             -------

    Total current liabilities                     9,262,793          8,985,730
                                                  ---------          ---------

Long-term liabilities
  Long-term debt                                  3,193,707            759,877
  Deferred income taxes                             257,700            257,700
                                                    -------            -------

                                                  3,451,407          1,017,577

Stockholders' equity
  Common stock, $.01 par value,
  10,000,000 shares authorized; 1,957,500
    shares issued as of June 30, 1998                19,575             19,575
  Additional paid-in capital                      1,548,750          1,548,750
  Retained earnings                               2,632,552          2,329,392
  Treasury stock, at cost, 27,900 shares             (8,000)            (8,000)
                                                     ------             ------


    Total stockholders' equity                    4,192,877          3,889,717
                                                  ---------          ---------


                                                $16,907,077        $13,893,024
                                                ===========        ===========











                     See accompanying notes to financial statements.

                      INDUSTRIAL SERVICES OF AMERICA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                      1998              1997
                                                      ----              ----


Revenue
  Recycling                                        $ 5,140,721       $1,681,023
  Equipment sales, service and leasing                 328,008          345,898
  Management services                               11,313,976        8,249,376
                                                    ----------        ---------

    Total revenue                                   16,782,705       10,276,297

Cost of goods sold
  Recycling                                          4,659,418        1,374,131
  Equipment sales, service and leasing                 183,373          139,083

  Management services                               10,738,421        7,840,868
                                                    ----------        ---------

    Total cost of sales                             15,581,212        9,354,082
                                                    ----------        ---------


Gross margin                                         1,201,493          922,215
                                                     ---------          -------

Selling, general and administrative                    918,151          913,345
                                                       -------          -------


Income from operations                                 283,342            8,870

Other income (expenses)                                (41,788)           1,050
                                                       -------            -----


Income before income taxes                             241,554            9,920

Provision for income taxes                              91,000            5,000
                                                        ------            -----


Net income                                        $    150,554      $     4,920
                                                  ============      ===========


Earnings per share                                       $0.08            $0.01
                                                         =====            =====

Earnings per share, assuming dilution                    $0.08            $0.01
                                                         =====            =====


                  See accompanying notes to financial statements.

                      INDUSTRIAL SERVICES OF AMERICA, INC.

                       CONDENSED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                      1998              1997
                                                      ----              ----


Revenue
  Recycling                                       $ 10,008,914       $3,274,576
  Equipment sales, service and leasing                 751,860          704,752
  Management services                               20,181,055       15,414,313
                                                    ----------       ----------

    Total revenue                                   30,941,829       19,393,641

Cost of goods sold
  Recycling                                          9,104,648        2,608,645
  Equipment sales, service and leasing                 412,065          303,935

  Management services                               19,115,929       14,570,470
                                                    ----------       ----------

    Total cost of sales                             28,632,642       17,483,050
                                                    ----------       ----------

Gross margin                                         2,309,187        1,910,591

Selling, general and administrative                  1,798,361        1,765,026
                                                     ---------        ---------


Income from operations                                 510,826          145,565

Other income (expenses)                                (22,666)          37,325


Income before income taxes                             488,160          182,890

Provision for income taxes                             185,000           70,000
                                                       -------           ------


Net income                                        $    303,160       $  112,890
                                                  ============       ==========


Earnings per share                                       $0.16            $0.06
                                                         =====            =====

Earnings per share, assuming dilution                    $0.15            $0.06
                                                         =====            =====


                  See accompanying notes to financial statements.

                      INDUSTRIAL SERVICES OF AMERICA, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                    1998           1997
                                                    ----           ----
Operating activities
  Net Income                                       $  303,160     $  112,890
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization                    401,713        271,897
     Change in assets and liabilities
        Receivables                                (1,629,886)       131,885
        Inventories                                  (106,783)      (204,599)
        Other assets                                    4,001         55,446
        Accounts payable                            2,493,441        930,478
        Other current liabilities                     170,129        119,271
                                                      -------        -------

          Net cash from operating activities        1,635,775      1,417,268

Investing activities
  Investment in affiliate                                   -       (179,778)
  Purchase of investments                                   -       (134,316)
  Purchases of property and equipment              (1,721,140)      (475,368)
  Deposits                                                  -       (310,415)
                                                   ----------       --------

     Net cash from investing activities            (1,721,140)    (1,099,877)

Financing activities
  Net borrowings from note payable to bank           (850,000)              -
  Proceeds from issuance of long-term debt            900,000        150,000
  Payments on long-term debt                           (2,677)        (6,754)
  Proceeds from sales-type leases                      64,566          4,537
                                                       ------          -----

     Net cash from financing activities               111,889        147,783
                                                      -------        -------


Net change in cash                                     26,524        465,174

Cash beginning of period                              495,834      1,371,435
                                                      -------      ---------

Cash at end of period                             $   522,358    $ 1,836,609
                                                  ===========    ===========










                     See accompanying notes to financial statements.

                      INDUSTRIAL SERVICES OF AMERICA, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


      1.  Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of June 30, 1998 and the results of its operations and changes in cash flows for the periods ended June 30, 1998 and 1997. Results of operations for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 1997 Financial Statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 on file with the Securities and Exchange Commission.

      2. Acquisition

      Effective June 1, 1998, the Registrant acquired the assets of a scrap metal recycling facility in Seymour, Indiana. The acquisition of assets included the purchase of equipment for $900,000. The purchase price was paid in two installments of $250,000 and $650,000 on June 1, 1998 and July 31, 1998, respectively. The purchase price was financed by a five year bank loan bearing interest at a rate of 8.58%. For further information, see the Registrant's Form 8-K filed on August 3, 1998 with the Securities and Exchange Commission.


      3.  Inventories

      Inventories consist of the following:

                                               June 30,       December 31,
                                                 1998             1997

          Equipment and parts                  $   690,814      $   752,099
          Ferrous materials                      1,124,595          756,940
          Non-ferrous materials                    803,200        1,002,787
                                               -----------      -----------

            Total inventories                  $ 2,618,609      $ 2,511,826
                                               ===========      ===========


      4.   Subsequent Event

      Subsequent to June 30, 1998, the Registrant refinanced certain debt. Under the refinancing agreements, the debt matures at various points through June, 2003. Therefore, as of June 30, 1998, debt related to the refinancing agreements is classified as long-term.

      On July 28, 1998, the Registrant entered into an equipment lease and scrap brokerage agreement with Southern Salvage Scrap Metals (SSSM). The Registrant will receive monthly rentals of $7,000. Additionally, the Registrant will market SSSM's scrap materials in exchange for brokerage fees.

      ITEM 2. MANGEMENT'S DISCUSSTION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Liquidity and Capital Resources

           As of June 30, 1998 the Registrant held cash and cash equivalents of $522,358.

           The Registrant derives its revenues from a variety of sources, including management services, equipment sales and leasing, consulting fees and from its recycling operations. The recycling operations comprised approximately 32.3% and 16.9% of the Registrant's revenues for the six-month period ended June 30, 1998 and 1997, respectively.

               The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $2,000,000. Outstanding principal under this credit facility bears interest based at prime rate plus .5% The maturity date under this credit facility is June 30, 2000. As of June 30, 1998, $950,000 was outstanding under this credit facility. This line of credit in the amount of $2,000,000 was refinanced.

      Results of Operations

           The  following  table  presents,  for  the  periods  indicated,   the
      percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

                                            Six-months ended June 30,
                                                1998           1997
      Statements of Operations Data:
      Total Revenue......................      100.0%         100.0%
      Cost of Goods Sold.................       92.5%          90.1%
      Selling, general and administrative
      expenses...........................        5.8%           9.1%
      Income from operations.............        1.7%           0.8%


      Six months ended June 30, 1998 compared to Six months ended June 30, 1997

           Total revenue increased 59.5% from $19,393,641 in 1997 to $30,941,829 in 1998. This increase in total revenue is the result of (i) CWS sales increasing 30.9% from $15,414,313 in 1997 to $20,181,055 in 1998 and (ii)
      an increase of 206% related to the recycling operations of $10,008,914 in 1998 as compared to $3,274,576 in 1997 primarily due to the acquisition of The Metal Center in the third quarter of 1997.

           The 1998 total cost of sales was $28,632,642, increasing $11,149,592 or 63.8% compared to 1997. The cost of goods sold in management services increased 31.2% versus an increase in recycling costs of goods sold of 249%. This deviation resulted from a declining economy in the Asian market. Consequently, commodity prices in the United States have decreased over the past year, thereby tightening our gross margin.

           The gross margin was $2,309,187 representing an increase of $398,596 in 1998 or 20.9% from 1997. The gross margin was 7.5% of revenue, which was 2.4% lower than 1997. A reduced gross margin percentage of 0.3% was experienced in management services due to the addition of certain fixed fee contracts which experienced store location growth during the period along with the assimilation of the shared savings contracts.



           Selling, general and administrative expenses increased 1.9% from $1,765,026 in 1997 to $1,798,361 in 1998. However, as a percentage of total revenue, selling, general and administrative expenses decreased from 9.1% in 1997 to 5.8% in 1998.


      Quarter ended June 30, 1998 compared to quarter ended June 30, 1997

           Total revenue increased 63.3% from $10,276,297 in 1997 to $16,782,705 in 1998. This increase in total revenue is the result of (i) CWS sales increasing 37.1% from $8,249,376 in 1997 to $11,313,976 in 1998 and (ii)
      an increase of 206% related to the recycling operations of $5,140,721 in 1998 as compared to $1,681,023 in 1997 primarily due to the acquisition of The Metal Center in the third quarter of 1997.

           The 1998 total cost of sales was $15,581,212 increasing $6,227,130 or 66.6% compared to 1997. The cost of goods sold in management services increased 37.0% versus an increase in recycling costs of goods sold of 239%. This deviation resulted from a declining economy in the Asian market. Consequently, commodity prices in the United States have decreased over the past year, thereby tightening our gross margin.

           The gross margin was $1,201,493 representing an increase of $279,278 in 1998 or 30.3% from 1997. The gross margin was 7.2% of revenue, which was 1.8% lower than 1997. A reduced gross margin percentage of 8.9% was experienced in recycling due to the declining commodity prices.



           Selling, general and administrative expenses remained consistent in 1998 compared to 1997. However, as a percentage of total revenue, selling, general and administrative expenses decreased from 8.9% in 1997 to 5.5% in 1998.

      Financial Condition at June 30, 1998 Compared to December 31, 1997

           Accounts receivable-trade increased 32.4% or $1,629,886 from $5,028,769 as of December 31, 1997 to $6,658,655 at June 30, 1998. The
      increase in accounts receivable-trade was primarily due to higher volumes pertaining to both the recycling operations and from major customers of CWS.

           Accounts payable-trade increased 40.4% or $2,493,442 from $6,176,433 as of December 31, 1997 to $8,669,875 at June 30, 1998. The increase was a result of additional expenses incurred to generate higher revenue volumes as noted above.

           From December 31, 1997 to June 30, 1998, the Registrant's working capital increased by $1,511,624 to $1,016,074. The increase in accounts receivable and payable as noted above, coupled with the refinancing of short-term notes payable into long term financing arrangements, were major contributors to the working capital increase.

                               Part II - OTHER INFORMATION


        Item 1.    Legal Proceedings
                   None

        Item 2.    Changes in Securities and Use of Proceeds
                   None

        Item 3.    Defaults upon Senior Securities
                   None

        Item 4.    Submission of Matters to a Vote of Security Holders

        (a) At the Annual Meeting of Shareholders held on May 21, 1998, the following proposals were adopted by the margins indicated:

        (b) 1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                                Number of Shares
                                                                     Broker
                              For          Withheld  Abstentions   Non-Votes
        Harry Kletter       929,780           500                 1,019,444
        Sean Garber         929,780           500                 1,019,444
        Michael Devereaux   929,780           500                 1,019,444
        Joe Cohen           929,780           500                 1,019,444
        Dr. Barry Naft      929,280         1,000                 1,019,444


             2. To confirm Crowe-Chizek & Company, LLP as the Company's independent auditors.



            For                                    930,980
            Withhold Authority                       3,600
            Abstain                                    500
            Broker Non-Votes                     1,014,644



        Item 5.    Other Information
                   None


        Item 6.    Exhibits and Reports on Form 8-K
                   (a)  None

                   (b) The Registrant filed a Form 8-K on August 3, 1998 with respect to the earliest event reported on July 31, 1998. This filing reports "Item 5-Other Events" from the Form 8-K.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









               INDUSTRIAL SERVICES OF AMERICA, INC.





        DATE: August 11, 1998   /s/ Harry Kletter
                               Chairman and Chief Executive Officer
                               (Principal Executive and Financial Officer)