Form 10-Q
period 1998-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1998-11-13
CIK 4187

                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1998
                               OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the Transition Period From          to          .
                                    --------    ---------


                 Commission File Number 0-20979


               INDUSTRIAL SERVICES OF AMERICA, INC
               -----------------------------------
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


                         (502) 368-1661
                         --------------
      (Registrant's Telephone Number, Including Area Code)


Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES  X   NO
          ---     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 1998: 1,929,600.
                                                 ---------

              INDUSTRIAL SERVICES OF AMERICA, INC.


                              INDEX


                                                  Page No.

Part I    Financial Information

          Condensed Balanced Sheet
            September 30, 1998 and December 31, 1997   3


          Condensed Statement of Operations
            three months ended September 30, 1998      5
            and 1997

          Condensed Statement of Operations
            nine months ended September 30, 1998       6
            and 1997

          Condensed Statement of Cash Flows-
            nine months ended September 30, 1998       7
            and 1997

          Notes to Condensed Financial
            Statements                                 8

          Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations                              9

Part II  Other Information

          Item 5                                      12

                 PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

              INDUSTRIAL SERVICES OF AMERICA, INC.

                    CONDENSED BALANCE SHEETS
                           (UNAUDITED)

                             ASSETS
                             ------

                                         September 30,   December 31,
                                         -------------   ------------
                                              1998           1997
                                              ----           ----
CURRENT ASSETS
  Cash and cash equivalents                $   986,205   $   495,834
  Accounts receivables - trade
   (after allowance for doubtful
   accounts of $16,000 in 1998 and 1997)     7,759,991     5,028,769
  Accounts receivable - related parties         48,259        34,667
  Income taxes refund receivable                92,306       164,737
  Net investment in sales-type leases           20,505        40,154
  Inventories                                2,763,372     2,511,826
  Deferred income taxes                         55,109        18,200
  Other                                        141,218       195,993
                                            ----------    ----------

    Total current assets                    11,866,965     8,490,180

Net property and equipment                   5,090,022     3,642,712

Other Assets
  Non-compete agreements, net                  861,193       450,000
  Intangibles (net of accumulated
   amortization of $66,667 and $26,667
   in 1998 and 1997, respectfully)             733,331       773,333
  Net investment in sales type leases           19,841       192,154
  Other assets                                 299,302       344,645
                                            ----------    ----------
                                             1,913,667     1,760,132
                                            ----------    ----------

                                           $18,870,654   $13,893,024
                                            ==========    ==========

         See accompanying notes to financial statements.

              INDUSTRIAL SERVICES OF AMERICA, INC.

                    CONDENSED BALANCE SHEETS
                            CONTINUED
                           (UNAUDITED)

              LIABILITIES AND STOCKHOLDERS' EQUITY


                                        September 30,    December 31,
                                        -------------    ------------
                                             1998            1997
                                             ----            ----
CURRENT LIABILITIES
  Notes payable to bank                   $         -    $ 1,800,000
  Notes payable                                     -        800,000
  Current maturities of long-term debt        407,341         45,479
  Accounts payable                          9,923,510      6,176,433
  Affiliated companies payable                      -         23,000
  Other current liabilities                   394,028        140,818
                                           ----------     ----------
    Total current liabilities              10,724,879      8,985,730

Long-term liabilities
  Long-term debt                            3,755,780        759,877
  Deferred income taxes                       171,029        257,700
                                           ----------      ---------
                                            3,926,809      1,017,577

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   10,000,000 shares authorized;
   1,957,500 shares issued as of
   June 30, 1998                               19,575         19,575
  Additional paid-in capital                1,568,953      1,548,750
  Retained earnings                         2,638,438      2,329,392
  Treasury stock, at cost, 27,900 shares      (8,000)        (8,000)
                                           ----------     ----------

    Total stockholders' equity              4,218,966      3,889,717
                                           ----------     ----------

                                          $18,870,654    $13,893,024
                                           ==========     ==========

         See accompanying notes to financial statements.

              INDUSTRIAL SERVICES OF AMERICA, INC.

               CONDENSED STATEMENTS OF OPERATIONS
         THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                           (UNAUDITED)

                                             1998            1997
                                             ----            ----

REVENUE
  Recycling                               $ 4,949,650    $ 3,611,631
  Equipment sales, service and leasing        531,661        392,619
  Management services                      12,064,941      8,201,415
                                           ----------      ---------
    Total revenue                          17,546,252     12,205,665

Cost of goods sold
  Recycling                                 4,084,557      3,197,991
  Equipment sales, service and leasing        364,395        180,217
  Management services                      11,495,482      7,715,959
                                           ----------     ----------
    Total cost of sales                    15,944,434     11,094,167
                                           ----------     ----------

GROSS MARGIN                                1,601,818      1,111,498

Selling, general and administrative         1,588,389      1,040,283
                                           ----------     ----------

INCOME FROM OPERATIONS                         13,429         71,215

Other income (expenses)                      (70,781)        (1,677)
                                           ----------     ----------

Income (loss) before income taxes            (57,352)         69,538

Provision (benefit) for income taxes         (63,236)         26,000
                                           ----------     ----------

NET INCOME                                $     5,884    $    43,538
                                           ----------     ----------


Earnings per share                              $0.01           $0.02
                                                =====           =====
Earnings per share, assuming dilution           $0.01           $0.02
                                                =====           =====

         See accompanying notes to financial statements.

              INDUSTRIAL SERVICES OF AMERICA, INC.

               CONDENSED STATEMENTS OF OPERATIONS
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                           (UNAUDITED)

                                              1998           1997
                                              ----           ----

REVENUE
  Recycling                               $14,958,564    $ 6,886,207
  Equipment sales, service and leasing      1,283,521      1,097,371
  Management services                      32,245,996     23,615,728
                                           ----------     ----------
    Total revenue                          48,488,081     31,599,306

Cost of goods sold
  Recycling                                13,189,205      5,806,636
  Equipment sales, service and leasing        776,460        484,152
  Management services                      30,611,411     22,286,429
                                           ----------     ----------
    Total cost of sales                    44,577,076     28,577,217
                                           ----------     ----------

GROSS MARGIN                                3,911,005      3,022,089

Selling, general and administrative         3,386,748      2,805,309
                                           ----------     ----------

INCOME FROM OPERATIONS                        524,257        216,780

Other income (expenses)                      (93,447)         35,648
                                           ----------     ----------

Income before income taxes                    430,810        252,428

Provision for income taxes                    121,764         96,000
                                           ----------     ----------

NET INCOME                                $   309,046    $   156,428
                                           ----------     ----------


Earnings per share                              $0.16          $0.08
                                                =====          =====
Earnings per share, assuming dilution           $0.15          $0.08
                                                =====          =====

         See accompanying notes to financial statements.

              INDUSTRIAL SERVICES OF AMERICA, INC.

               CONDENSED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                           (UNAUDITED)

                                                 1998        1997
                                                 ----        ----
OPERATING ACTIVITIES
  Net Income                                 $  309,046    $  156,258
  Adjustments to reconcile net income to
   net cash from operating activities:
     Depreciation and amortization              882,461       475,378
     Bad debts                                  100,000             -
     Deferred income taxes                    (123,580)             -
     Stock options issued for services           20,203             -
     Change in assets and liabilities
        Receivables                         (2,831,222)   (1,246,070)
        Inventories                           (251,546)   (1,842,825)
        Other assets                            158,957     1,046,805
        Accounts payable                      3,747,077       432,419
        Other current liabilities               230,210       112,600
                                             ----------    ----------
          Net cash from operating activities  2,241,606     (865,265)

INVESTING ACTIVITIES
  Advances from related parties                       -        43,143
  Purchase of service contracts                       -      (24,000)
  Purchase of TMG Enterprises'assets                  -   (1,600,000)
  Purchases of property and equipment       (2,022,865)     (979,369)
  Payments to affiliates                              -      (35,857)
                                             ----------    ----------
     Net cash from investing activities     (2,022,865)   (2,596,083)

FINANCING ACTIVITIES
  Net borrowings from note payable to bank    (800,000)       746,121
  Proceeds from issuance of long-term debt    1,130,000     1,600,000
  Payments on long-term debt                   (84,017)       (5,356)
  Proceeds from sales-type leases                25,647         8,435
                                             ----------    ----------
     Net cash from financing activities         271,630     2,349,200
                                             ----------    ----------

Net change in cash                              309,371   (1,112,148)

Cash beginning of period                        495,834     1,371,435
                                             ----------    ----------

CASH AT END OF PERIOD                       $   986,205   $   259,287
                                             ==========    ==========

         See accompanying notes to financial statements.

              INDUSTRIAL SERVICES OF AMERICA, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS




1.   Basis of Presentation
     ---------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of September 30, 1998 and the results of its operations and changes in cash flows for the periods ended
September 30, 1998 and 1997. Results of operations for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited
1997 Financial Statements and the Summary of Significant
Accounting Policies, is included in the Registrant's Annual
Report on Form 10-K for the year ended December 31, 1997 on file with the Securities and Exchange Commission.

2.   Inventories
     -----------

Inventories consist of the following:

                                   September 30,   December 31,
                                   -------------   ------------
                                        1998           1997
                                        ----           ----

    Equipment and parts             $   698,153   $   752,099
    Ferrous materials                 1,319,632       756,940
    Non-ferrous materials               745,587     1,002,787
                                    -----------   -----------

       Total inventories            $ 2,763,372   $ 2,511,826
                                    ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1998 the Registrant held cash and cash equivalents of $986,205.

     The Registrant derives its revenues from a variety of sources, including management services, equipment sales and leasing, consulting fees and from its recycling operations. The recycling operations comprised approximately 30.8% and 21.8% of the Registrant's revenues for the nine-month period ended September 30, 1998 and 1997, respectively.

     The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $2,000,000. Outstanding principal under this credit facility bears interest based at prime rate plus 1/2% The maturity date under this credit facility is June 30, 2000. As of September 30, 1998, $1,000,000 was outstanding under this credit facility.


Results of Operations
---------------------

     The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

                               Nine-months ended September 30,
                               -------------------------------
                                       1998          1997
                                       ----          ----

Statements of Operations Data:
  Total Revenue...................... 100.0%        100.0%
  Cost of Goods Sold.................  90.9%         90.4%
  Selling, general and administrative
  expenses...........................   8.0%          8.9%
  Income from operations.............   1.1%          0.7%

Nine months ended September 30, 1998 compared to Nine months
------------------------------------------------------------
ended September 30, 1997
------------------------

     Total revenue increased 53.4% from $31,599,306 in 1997 to $48,488,081 in 1998. This increase in total revenue is the result of (i) CWS sales increasing 36.5% from $23,615,728 in 1997 to $32,245,996 in 1998 and (ii) an increase of 117.2% related to the recycling operations of $14,958,564 in 1998 as compared to $6,886,207 in 1997 primarily due to the acquisition of The Metal Center in the third quarter of 1997.

     The 1998 total cost of sales was $44,577,076, increasing $15,999,859 or 56% compared to 1997. The cost of goods sold in management services increased 37.4% versus an increase in recycling costs of goods sold of 127%. This deviation resulted from a declining economy in the Asian market. Consequently, commodity prices in the United States have decreased over the past year, thereby tightening the gross margin.

     The gross margin was $3,911,005 representing an increase of $888,916 in 1998 or 29.4% from 1997. The gross margin was 9.1%
of revenue, which was .5% lower than 1997.

A reduced gross margin percentage of 0.5% was experienced in management services due to the addition of certain fixed fee contracts which experienced store location growth during the period along with the assimilation of the shared savings contracts. The reduced gross margin of 3.9% in the recycling area is attributable to declining commodity prices driving revenue results versus higher costs assigned to the cost of sales due to inventory valued on a FIFO basis.

     Selling, general and administrative expenses increased 20.7% from $2,805,309 in 1997 to $3,386,748 in 1998. The increase in costs resulted from 1998 acquisitions and internal growth. As a percentage of total revenue, however, selling, general and administrative expenses decreased from 8.9% in 1997 to 7.0% in 1998.


     Earnings per share in 1998 doubled from that at December 31, 1997. This is attributable to the Registrant's efforts throughout 1998 to increase revenue by both acquisitions and internal growth, while minimizing corresponding increases in fixed costs. The Registrant has been successful in maintaining margins relatively constant with the prior year during a period of declining commodity prices.


Quarter ended September 30, 1998 compared to quarter ended
----------------------------------------------------------
September 30, 1997
------------------

     Total revenue increased 43.8% from $12,205,665 in 1997 to $17,546,252 in 1998. This increase in total revenue is the result of (I) CWS sales increasing 47.1% from $8,201,415 in 1997 to $12,064,941 in 1998 and (ii) an increase of 37.0% related to the recycling operations of $4,949,650 in 1998 as compared to $3,611,631 in 1997 primarily due to the acquisitions in the third quarter of 1997 and the second quarter of 1998.

     The 1998 total cost of sales was $15,944,434 increasing
$4,850,267 or 43.7% compared to 1997. The cost of goods sold in management services increased 49.0% versus an increase in recycling costs of goods sold of 27.8.

     The gross margin for management services was 1.2% lower in 1998 due to the addition of certain fixed fee contracts as noted above. The gross margin for recycling increased by 6.1% due to second quarter acquisitions and changes occasioned by an internal Registrant review of prior year accounts and the resulting adjustments to such accounts. Overall, the gross margin was 9.1% of revenue for both 1998 and 1997.

     Selling, general and administrative expenses increased $1,056,036 in 1998 compared to 1997. As a percentage of total revenue, selling, general and administrative expenses increased from 8.5% in 1997 to 9.1% in 1998. The increase in costs reflects changes due to an internal Registrant review of prior year accounts and the resulting adjustments to such accounts.

Financial Condition at September 30, 1998 Compared to
-----------------------------------------------------
December 31, 1997
-----------------

     Accounts receivable-trade increased 54.3% or $2,731,222 from $5,028,769 as of December 31, 1997 to $7,759,991 at September 30,
1998. The increase in accounts receivable-trade was primarily due to higher volumes related to the recycling and management services operations.

     Accounts payable-trade increased 60.7% or $2,493,442 from $6,176,433 as of December 31, 1997 to $9,923,510 at September 30,
1998. The increase was a result of additional expenses incurred to generate higher revenue volumes as noted above.

     From December 31, 1997 to September 30, 1998, the
Registrant's working capital increased by $1,637,636 to $1,142,086. The increase in accounts receivable and payable as noted above, coupled with the refinancing of short-term notes payable into long term financing arrangements, were major contributors to the working capital increase.

                   PART II - OTHER INFORMATION


Item 1.    Legal Proceedings
----------------------------
           None

Item 2.    Changes in Securities and Use of Proceeds
----------------------------------------------------
           None

Item 3.    Defaults upon Senior Securities
------------------------------------------
           None

Item 4.    Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------
           None

Item 5.    Other Information
----------------------------
           None


Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------
           (a) None

           (b) The Registrant filed a Form 8-K on August 3, 1998 with respect to the earliest event reported on July 31, 1998.
This filing reports "Item 5-Other Events" from the Form 8-K.

The Registrant filed a Form 8-K on October 30, 1998 with respect to the earliest event reported on October 21, 1998. This filing reports "Item 5-Other Events" from the Form 8-K.

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                         INDUSTRIAL SERVICES OF AMERICA, INC.






DATE: August 15, 1998     /s/ Harry Kletter
                         ------------------------------------
                         Chairman and Chief Executive Officer
                         (Principal Executive and Financial
                         Officer)