Form 10-K
period 1998-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1999-04-14
CIK 4187

====================================================================
          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-K

[ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For Fiscal Year Ended December 31, 1998

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to
                                         --------    --------

                    Commission File No.: 0-20979
                        --------------------

                INDUSTRIAL SERVICES OF AMERICA, INC.
       (Exact name of registrant as specified in its charter)

          Florida                                     59-0172746
     ------------------                           -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

                           7100 Grade Lane
                           P.O. Box 32428
                     Louisville, Kentucky 40232
                           (502) 368-1661
         (Address, including zip code, and telephone number,
  including area code, or registrant's principal executive offices)

  Securities registered pursuant to Section 12(b) of the Act:  None

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

----------

     Aggregate market value of the 939,796 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on April 8, 1999: $2,466,965.

     Number of shares of Common Stock outstanding as of the close of business on March 8, 1999: 1,929,600.
                        --------------------
                 DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into
Part III of this report.

====================================================================

                             PART I

ITEM 1.        BUSINESS.

GENERAL

     Industrial Services of America, Inc. (the "Registrant") is a management service company specializing in solid waste management, as well as ferrous, non-ferrous and fiber recycling. The management division of the Registrant is engaged in the business of commercial, retail and industrial waste management and waste handling equipment sales and service. The ferrous division's major products include recycling of steel and iron products, whereas the non-ferrous division recycles copper, aluminum and brass. The fiber recycling consists mainly of high-grade papers and corrugated cardboard. The Registrant is able to offer a "total package" concept to commercial, retail and industrial clients to cover their waste management needs. Combining waste reduction, waste materials diversion and waste equipment technology, the Registrant creates waste programs tailored to each client's individual needs. The Registrant believes that it offers a more complete line of products and services than its competitors and is better able to coordinate these services on a regional and nationwide basis. By offering competitively priced waste handling equipment from a number of different manufacturers, the Registrant is able to tailor equipment packages for individual client needs. The waste management services offered by the Registrant include locating and contracting with a hauling company at a reasonable cost at each participating location for the retail chain customers of the Registrant that are a part of the management program offered by the Registrant. Because the Registrant is not a "waste transporter," it is able to maintain a neutral position vis-a-via the customers and the hauling companies. The Registrant has designed and developed proprietary computer software that provides the Registrant's personnel with relevant information on each of the client's locations, as well as pertinent information on disposal rates and costs of equipment, installation and shipping. The availability of this software has allowed the Registrant to build a database for serving customers from coast to coast. The Registrant is able to estimate cost savings to potential customers by reviewing their current waste hauling invoices either regionally or nationwide.

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

     In January 1998, the Registrant entered into a Consulting Agreement (the "K&R Consulting Agreement") with K&R Corporation, a Kentucky corporation ("K&R"). The Registrant retains all profits from the scrap and corrugated paper recycling facility and pays only the consulting fee to K&R. The K&R Consulting Agreement enables the Registrant to control the management and day-to-day decisions regarding the recycling plant. See "BUSINESS-K&R Lease; K&R Consulting Agreement" for details of the K&R Consulting Agreement.

     On July 1, 1997, the Registrant acquired the assets of a complete non-ferrous scrap metal recycling facility in Louisville, Kentucky, known as "The Metal Center" from TMG Enterprises, Inc. thus expanding the Registrant's recycling product lines and markets. The Metal Center is located at 7100 Grade Lane, Louisville, Kentucky 40213. The acquisition of assets included purchase of equipment and a non-compete agreement with the two selling principals for $1,600,000. The purchase price was to be paid in two installments of $800,000 each, payable on January 2, 1998 and July 1, 1998. Such payments were made timely. The Registrant believes that this acquisition enhances the Registrant's ability to provide turnkey services in the recycling business. On an annualized basis this acquisition increased revenues in 1998 by $7,100,000.

     During August 1997, the Registrant issued options (the "Bierman Options") to purchase 100,000 shares of its Common Stock to its then acting Chief Executive Officer, Glenn Bierman. Mr. Bierman's Letter Agreement of August 21, 1997 (the "Bierman Agreement") set forth a monthly consulting fee. Bierman Options provide for an exercise price of $5.00 per share and are exercisable through October 1999. Because the exercise price of these options was in excess of the market value of the Registrant's Common Stock on the date of grant, there was no compensation cost recorded in 1997 related to these options.
None of the Bierman Options have been exercised.

     In October 1997, the Registrant issued options (the "Garber Options") to purchase 25,000 shares and an additional option to purchase 100,000 shares of Common Stock to its, then, Interim President and Chief Operating Officer, Sean M. Garber, as a component of a five-year employment agreement (the "Garber Employment Agreement"). The exercise price related to the options to purchase (i) the 25,000 shares is $1.00 per share and
(ii) the 100,000 shares is $5.00 per share. Compensation cost charged to operations in 1998 and 1997 related to the option to purchase 25,000 shares was $71,875 and $14,974, respectively. The option to purchase 100,000 shares was at market value the day of the grant, therefore no charges were associated with this option. None of the Garber Options have been exercised.

OFFICER AND DIRECTOR CHANGES

     On February 17, 1998,the Registrant announced the appointment of Sean M. Garber to the position of President, which was retroactive to February 5, 1998. The Board of Directors elected Mr. Garber to this position at its meeting on February 16, 1998. Garber filled the role as interim President from December 1, 1997 to February 5, 1998, when Harry Kletter, former President, resigned. Harry Kletter retained his positions with the Registrant as Chief Executive Officer and Chairman of the Board.

     On February 16, 1998, the Registrant received resignations from the following Board Members: Matthew L. Kletter and Timothy
W. Myers. The Board of Directors of the Registrant accepted their resignations effective February 16, 1998 and appointed Joseph H. Cohen and R. Michael Devereaux to fill the vacancies. Additionally, for purposes of having outside Members on the Board, the Registrant, with Board approval, appointed Dr. Barry Naft to the Board, thus providing the Registrant with three outside members.

FITZPATRICK PURCHASE AGREEMENT; LEASE AGREEMENT

     Effective June 1, 1998 but executed as of July 31, 1998, ISA Indiana, Inc. (the "Subsidiary"), an Indiana corporation and wholly-owned subsidiary of the Registrant,; R. J. Fitzpatrick Smelters, Inc. (the "Seller"); and R. J. Fitzpatrick and Cheryl Fitzpatrick (collectively the "Guarantors"); entered into an Asset Purchase Agreement (the "Fitzpatrick Purchase Agreement") whereby the Subsidiary acquired all of the business, property, rights and assets of the Seller and assumed certain of the liabilities of the Seller as set forth in the Fitzpatrick Purchase Agreement. Under the Fitzpatrick Purchase Agreement, the Subsidiary entered into a real property Lease Agreement (the "Fitzpatrick Lease"), effective June 1, 1998, from the Guarantors and the Seller for ten successive terms of ten years each at a rental of $13,000 per month during the original term (as adjusted in accordance with the Consumer Price Index for each renewal term) with an option to purchase for $1,600,000 the real property (including an adjoining 20 acre tract less 3 acres to be retained by the Seller and Guarantors). In addition, the assets purchased include furniture, fixtures and equipment, contracts, agreements, commitments, understandings, trademarks, service marks, trade names, books and records of the Seller and goodwill associated with the business of the Seller. In addition, the Subsidiary entered into a Commission Agreement and Covenant Not To Compete for a five-year term with the Guarantors recognizing the Seller's right to liquidate and sell the inventory of the Seller as of the date of the Fitzpatrick Purchase Agreement and agreeing to pay the Guarantors and the Seller $10,500 per month plus a percentage commission of gross profit for any new sales generated from their efforts.

     The Subsidiary is an Indiana corporation newly formed for the purpose of acquiring the assets of the Seller. The location of the business is on an approximate 14-acre tract at U.S. 50 and Jennings County Road 900 West, North Vernon, Jennings County, Indiana, approximately 65 miles north of Louisville, Kentucky. The business of the Seller is a metal salvage and metal handling operation and is comprised of five buildings, the total square footage of which is approximately 71,400 feet. The principal improvement is a one-story concrete warehouse/foundry/office approximating 25,500 square feet. The remaining buildings are steel-framed buildings constituting warehouses, garages and office space.

     Under the Fitzpatrick Purchase Agreement, the Subsidiary has not assumed any material liabilities of the Seller, and specifically, the Subsidiary will not pay, perform, assume or discharge any liability related to environmental, health or safety matters or conditions. The Seller and the Guarantors remain specifically responsible for all conditions with respect to any hazardous material activity at the site of the business prior to June 1, 1998; however, as between the Guarantors and the Seller on the one hand and the Subsidiary on the other hand, the Guarantors and the Seller shall be responsible to the Subsidiary in an amount not in excess of $500,000. In that connection, the Guarantors have entered into an Environmental Indemnity Agreement, dated as of June 1, 1998, in favor of the Subsidiary and the Registrant relating to the indemnity for all environmental conditions affecting the real property (subject to the monetary limitation referred to above). The aggregate purchase price for the business was $900,000, $250,000 of which was paid June 1, 1998, the balance of which was paid on July 31, 1998.

     Funds from the operating line of credit of the Registrant made available by Mid-America Bank of Louisville and Trust
Company were used as a source of funds for consummating this acquisition.

     The Fitzpatrick Lease provides for the right of the Subsidiary to terminate at any time after May 31, 2003, for a termination payment of $156,000. Defaults include (i) failure of the Subsidiary to pay rent or any other payments due under the Fitzpatrick Lease within 20 days after written demand, (ii) failure by the Subsidiary to observe or perform any other covenants, agreements or conditions of the Fitzpatrick Lease after 20 days written notice unless the Subsidiary has within that 20 day period commenced to cure the default, and (iii) certain events of bankruptcy of the Subsidiary. Remedies for a default include termination of the Fitzpatrick Lease and a suit for damages. The Subsidiary has the option to terminate the Fitzpatrick Lease if it is deprived of the use and benefit of the real property under certain conditions described in the Fitzpatrick Lease.

     The Fitzpatrick Purchase Agreement provides for cross-indemnifications. The Seller and the Guarantors are providing indemnity in favor of the Subsidiary for any misrepresentation, breach of warranty, or non-fulfillment of any covenant under the Fitzpatrick Purchase Agreement in addition to any damage, deficiency or cost resulting from claims regarding the business, the assets, or the premises accruing prior to June 1, 1998, or any claim, action, suit, proceeding, demand, judgment, assessment, cost and expense incident to either of the above.
The Subsidiary may make a claim for indemnification for a period ending no later than ten years after the date of the Fitzpatrick Purchase Agreement so long as any single claim or aggregate of claims equals $1,000. In turn, the Seller and the Guarantors have a similar period within which to make claims against the Subsidiary for similar violations of the Fitzpatrick Purchase Agreement for damages, deficiencies or costs accruing after June 1, 1998 and related claims as set forth above. The threshold for claims against the Subsidiary is also $1,000.

CONSULTING AGREEMENTS; LASSAK AGREEMENT AND JCA/LASSAK AGREEMENT

     On June 2, 1998, the Registrant entered into an agreement (the "Lassak Agreement") with Andrew M. Lassak ("Lassak") to perform financial advisory services for the Registrant for a period of up to five years. The Company grants to Lassak and/or his designee for the financial advisory services rendered under the Lassak Agreement options to purchase from 25,000 up to a maximum of 250,000 shares of the Company's Common Stock (the "Common Stock") on the basis of 25,000 shares for each $10,000,000 in additional capitalization of the Company measured from June 2, 1998 that vests upon maintenance for three (3) consecutive months after achieving the increase in each $10,000,000 in capitalization for which each 25,000 shares of Common Stock subject to options are granted. The exercise price for the shares subject to options earned on account of the capitalization increase will equal the fair market value of the Common Stock on the date the $10,000,000 in increased capitalization for which each 25,000 shares of Common Stock subject to options will be granted. From the date of vesting of shares subject to options, Lassak has (i) five (5) years to exercise with respect to shares subject to option vesting in Years one (1) and two (2); (ii) four (4) years to exercise with respect to shares subject to option in Year three (3); (iii) three (3) years to exercise with respect to shares subject to option vesting in Year four (4); and (iv) two (2) years to exercise with respect to shares subject to option vesting in Year five (5). "Years" for purposes of this Agreement shall mean the 365/366 day period from June 2, 1998 through June 1, 1999 and each 365/366 day period thereafter. If as a result of any merger, consolidation or other acquisition effected solely through the efforts of the Registrant, and without the participation of Lassak, an increase in the capitalization occurs, Lassak is not entitled to any options.

     The Lassak Agreement is terminable at the election of either party upon written notice provided to the other party no later than sixty (60) days before the end of the year. The Lassak Agreement then terminates at the end of such year, otherwise the Lassak Agreement continues through the following year. Although the Lassak Agreement terminates, any Common Stock subject to options that have vested will be exercisable according to the terms of the Lassak Agreement.

     On June 2, 1998, the Registrant entered into an agreement (the "JCA/Lassak Agreement") with Joseph Charles & Associates, Inc. ("JCA") and Lassak. The term of the JCA/Lassak Agreement is for a period of up to five (5) years. The Registrant agrees to grant to JCA and Lassak options to purchase the Registrant's Common Stock on the basis of 65% of the shares of Common Stock subject to options being granted to Lassak and 35% to JCA, at (a) $6.00 per share for the first 150,000 shares that vest, and (b) $8.00 per share for the remaining 35,000 shares that vest. The number of shares of the Common Stock that vest is determined based upon the following schedule:

REGISTRANT SHARES
SUBJECT TO OPTIONS                                      VESTING
VESTING SCHEDULE              DATE                        YEAR
------------------            ----                        ----
     45,000       From June 2, 1998 to, but not             1
                  including, first anniversary date
                  of JCA/Lassak Agreement
                   ("Anniversary Date")

     35,000       From Anniversary Date to, but not         2
                  including, Second Anniversary Date

     35,000       From Second Anniversary Date to,          3
                  but not including, Third Anniversary
                  Date

     35,000       From Third Anniversary Date to, but       4
                  not including, Fourth Anniversary Date

     35,000       From Fourth Anniversary Date to, but      5
                  not including, Fifth Anniversary Date

     From the date of vesting of shares subject to option, JCA and Lassak have (i) five (5) years to exercise with respect to shares subject to options vesting in Vesting Years one (1) and two (2); (ii) four (4) years to exercise with respect to shares subject to options in Vesting Year three (3); (iii) three (3) years to exercise with respect to shares subject to options vesting in Vesting Year four (4); and (iv) two (2) years to exercise with respect to shares subject to options vesting in Vesting Year five (5).

     The JCA/Lassak Agreement is terminable at the election of either party upon written notice provided to the other party no later than 60 days before the end of each Vesting Year. The JCA/Lassak Agreement then terminates at the end of such Vesting Year, otherwise the JCA/Lassak Agreement continues through the following Vesting Year. Although the JCA/Lassak Agreement terminates, any Common Stock subject to options that have vested will be exercisable according to the terms of the JCA/Lassak Agreement.

REGISTRANT BACKGROUND

     The Registrant was incorporated in October 1953 in Florida under the name Alson Manufacturing, Inc. ("Alson"). From the date of incorporation through January 5, 1975, the Registrant was involved in the design and manufacture of various forms of electrical products. In 1979, the Board of Directors and the shareholders of the Registrant commenced liquidation of all the tangible assets of Alson. On October 27, 1983, Harry Kletter, the Chairman of the Board and Chief Executive Officer of the Registrant, acquired 419,500 shares of Common Stock of the Registrant. The existing directors resigned and five new directors were elected.

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

     CWS has developed a network of over 2,500 vendors throughout the United States, which include hauling companies, recycling companies and equipment manufacturing and maintenance companies. Through this network, the Registrant is able to provide pricing estimates for potential customers in a timely fashion. CWS customer representatives have access to this information through the computer software designed and developed to accommodate the daily needs of the Registrant. Through this information retrieval system, customer representatives can review the accuracy of customer concerns from recent billings to hauling rates to the average monthly cost of service.

     The Registrant also processes, sells and brokers a broad range of materials for recycling. These materials include ferrous and non-ferrous metals, corrugated containers, high-grade paper and plastic. The Registrant offers document destruction and transport of recyclable materials to the Registrant's facility for regional clients. This division also brokers recycled commodities for CWS customers.

     The Registrant derives a significant portion of its revenues from two primary customers (Home Depot and Office Depot) accounting for approximately 44%, 57% and 58% of 1998, 1997 and 1996 total revenues, respectively. The Registrant is taking affirmative action to counter its dependence on any one customer. The potential negative effect of losing any single customer has been reduced by the Registrant's expansion of its customer base. However, there can be no assurance that if the Registrant was to lose all or the substantial portion of the business with these two customers that such losses would not have a material adverse effect on the Registrant.

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

     During 1998, the Registrant committed approximately $1,240,168 towards capital improvements excluding the purchase of fixed assets obtained in the Fitzpatrick Purchase Agreement. The Registrant used a significant portion of such funds to purchase two (2) balers, one (1) shear and rolling stock. The acquisition of this new material processing equipment has enhanced operating efficiencies and created additional capacity for new and expanded equipment leasing business opportunities.

K&R LEASE; K&R CONSULTING AGREEMENT

     On February 16, 1998 the Registrant's Board of Directors ratified and formalized an existing relationship in connection with (i) the leasing by the Registrant of its facilities from K&R and (ii) the provision of consulting services from K&R to the Registrant. K&R is an affiliate of the Registrant.

     LEASE AGREEMENT.  The Lease Agreement (the "K&R Lease"),
     ---------------
effective as of January 1, 1998, between K&R, as landlord, and the Registrant, as lessee, covers approximately 20.5 acres of land and the improvements thereon, which are located at 7100 Grade Lane in Louisville, Kentucky (the "Leased Premises"). The principal improvements consist of an approximately 22,750 square foot building used as the Corporate Office, an approximately 8,286 square foot building used for CWS offices, an approximately 13,995 square foot used as the paper recycling plant, an approximately 12,000 square foot building used for metals recycling plant, and an approximately 51,760 square foot building used as the recycling offices and warehouse space, with the remaining 15,575 square feet of space contained in five (5) buildings ranging in size from approximately 8,000 to 256 square feet.

     The initial term of the K&R Lease is for ten years with two five-year option periods (the "Option Periods") available thereafter. The base rent for the first five years is $450,000 per annum, payable at the beginning of each month in an amount equal to $37,500 (the "Fixed Minimum Rent"). The Fixed Minimum Rent adjusts each five years, including each of the Option Periods, in accordance with the Consumer Price Index. The Fixed Minimum Rent also increases to $750,000 per annum, in an amount equal to $62,500 per month in the event of a "change in control" of the Registrant. Under the K&R Lease, "change in control" means a transaction or series of transactions as a result of which (i) any person who does not currently own a majority of the outstanding stock of the Registrant acquires a majority of the outstanding stock of the Registrant, (ii) the Registrant sells or otherwise disposes of all or substantially all of the assets or business operations of the Registrant to any other person; or
(iii) the Registrant merges or consolidates with any other person; unless, in any such case, shareholders owning the outstanding voting stock of the Registrant immediately prior to the consummation of such transaction or transactions will own, upon consummation of such transaction or transactions, at least a majority of the outstanding shares of the voting stock of the person acquiring the shares or assets of the person acquiring the Registrant or surviving the merger or consolidation of the Registrant in the transaction(s).

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

     Events of Default under the K&R Lease include (i) failure by the Registrant to pay the Fixed Minimum Rent for 10 days after written demand therefor, (ii) any other default in the observance or performance by the Registrant of any of the other covenants, agreements or conditions of the K&R Lease, which shall continue for 30 days after written notice, unless the Registrant shall have commenced and shall be diligently pursuing curing such default, (iii) certain bankruptcy or related events affecting the Registrant, (iv) vacation of the Leased Premises by the Registrant, or (v) the transfer or devolution whether by operation of law or otherwise of the K&R Lease or the Registrant's estate or of any of the Registrant's interest to anyone other than K&R. Upon the occurrence of an event of default, K&R may, at its option, terminate the K&R Lease and enter into and take possession of the Leased Premises with the right to sue for and collect all amounts due, including damages. All payments are current.

     K&R CONSULTING AGREEMENT.  The K&R Consulting Agreement
     ------------------------
remains in effect until December 31, 2007, with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. K&R shall provide strategic planning and development to the Registrant, including advice on management activities, advertising, financial planning and mergers and acquisitions (the "K&R Consulting Activities"). The Registrant shall be responsible for all of K&R's expenses and pay to K&R $240,000 in equal monthly installments of $20,000 in connection with the K&R Consulting Activities.

     The K&R Consulting Agreement terminates upon a non-defaulting party providing written notice to the other party of its intent to terminate. The recipient of the notice has 10 days to cure monetary defaults and 30 days to cure non-monetary defaults (which will be extended if a cure is being diligently commenced and pursued during that 30 day period). The K&R Consulting Agreement also terminates upon the condemnation or destruction by fire or other casualty of all or substantially all of the Leased Premises. Upon termination, K&R agrees not to engage, directly or indirectly, in the business conducted by, or hire employees from, the Registrant for a period of five years and within 100 miles of any operation of the Registrant. The Registrant's principal shareholder and Chief Executive Officer is compensated through consulting fees pursuant to the K&R Consulting Agreement.

     The K&R Consulting Agreement provides for cross-indemnification of each party by the other for acts other than negligence or willful malfeasance. The K&R Consulting Agreement further provides that K&R must maintain the confidentiality of any information of the Registrant not otherwise in the public domain or required to be disclosed by law.

EQUIPMENT LEASING/WESSCO

     The Registrant leased approximately 154 pieces of solid waste and recycling equipment to customers in 1998, with a subsequent increase in monthly rental income to the Registrant of 14.7% as compared to the same period of 1997. The majority of these contracts are for a minimum of 36 months. While the resources required to purchase this equipment are generated internally and the revenues returned are deferred over the term of the contract, the Registrant's management believes this investment in the rental fleet to be a proper use of capital and will provide a long-term favorable return on its investment.

INDUSTRY BACKGROUND

     The Registrant is involved in the management of non-hazardous solid waste and recyclables for retail and industrial customers. As such, the industry is actually driven by the multi-billion dollar solid waste collection and disposal industry. The size of this industry has increased for the past several years and should continue to increase, as landfill space becomes more scarce. Although society (and industry) have developed an increased awareness of the environmental issues and recycling has increased, waste production also continues to increase. Because of environmental concerns, new regulations and cost factors, it has become difficult to obtain the necessary permits to build any new landfills. Management of the Registrant believes that with the consolidation taking place in the waste industry, it will become increasingly difficult for a customer to receive a fair price. The Registrant should therefore be in a position to be called upon to represent the best interest of that customer; this fact can only enhance the Registrant's business.

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

     The metals recycling business is highly competitive and is subject to significant changes in economic and market conditions. Certain of the Registrant's competitors have greater financial, marketing and other resources. There can be no assurance that the Registrant will be able to obtain its desired market share based on the competitive nature of this industry.

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

EMPLOYEES

     The Registrant has approximately one hundred twenty-seven
(127) full-time employees.

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

SUBSEQUENT EVENTS

A.   APPOINTMENT OF CHIEF FINANCIAL OFFICER.

     The Board of Directors of the Registrant appointed John O. Tietjen to the position of Chief Financial Officer/Senior Vice-President effective March 1, 1999. Mr. Tietjen, 50, brings to the Registrant nearly 30 years of experience in accounting, cash and financial management and analysis. Most recently he was Vice-President of Finance at Greater Louisville, Inc., the leading non-profit, economic development agency in Louisville. Prior to that time, he was Corporate Controller at OpenConnect Systems, Inc., a worldwide distributor of hardware and software. Mr. Tietjen began his career with the Glidden Paint Company, where he held several executive positions during his 15-year tenure, including Plant Controller and Corporate Manager of Budgeting and Financial Analysis. Mr. Tietjen received a B.A. in Business Administration/Economics from Muskingum College in New Concord, Ohio and an M.B.A. from Baldwin-Wallace College in Berea, Ohio.

B.   CHANGE IN TRANSFER AGENT

     The Board also approved, authorized and ratified the hiring of Reliance Trust Company ("Reliance") as the transfer agent for the Common Stock effective March 18, 1999 upon the termination of the Mid-America Bank of Louisville and Trust Company ("BOL").

C.   AMENDMENT TO 1997 EMPLOYEE STOCK OPTION PLAN.

     The Industrial Services of America, Inc. 1997 Employee Stock Option Plan (the "Plan") as originally adopted reserved 100,000 shares for the granting of options to employees of the Registrant. On February 11, 1998, the Board of Directors authorized the Registrant to increase the shares reserved under the Plan from 100,000 to 330,000. The Registrant never implemented this increase. On March 22, 1999, the Board of Directors approved, authorized and ratified an amendment (the "Amendment") to the Plan, and, subject to shareholder approval, the Amendment will become effective retroactively as of February 11, 1998. Upon effectiveness, the Amendment would (i) increase the number of shares reserved under the Plan from 100,000 to 400,000, (ii) allow for the grant of non-qualified stock options to non-employee directors of the Company under the Plan, (iii) change the name of the Plan to the "Industrial Services of America, Inc. 1997 Stock Option Plan," and (iv) effect certain technical or administrative changes to the Plan. The Board will recommend that the shareholders of the Registrant approve the Amendment at the 1999 Annual Meeting of Shareholders.

     On March 1, 1999, the Board granted to each of its three non-employee directors (Messrs. Cohen, Devereaux and Naft) non-qualified stock options under the Plan to purchase 20,000 shares of Common Stock at $5.00 per share (the "Director Options"). The Director Options vested on the grant date but the grantees may not exercise the Director Options until the requisite percentage of the Registrant's shareholders approves the Amendment. The Director Options would become null and void and of no legal effect in the event that shareholder approval is not obtained in the required time period. The Director Options expire on March
1, 2009 unless terminated earlier pursuant to provisions in the respective option certificates.

     Additionally, on March 1, 1999, the Board granted to John O. Tietjen, the Registrant's Chief Financial Officer, non-qualified stock options under the Plan to purchase 15,000 shares of Common Stock at $2.25 per share (the "Tietjen Option"). Subject to the limitations contained in the next sentence, the Tietjen Option vests as follows: 7,500 shares vest on January 1, 2000 and 7,500 shares vest on March 1, 2000. Mr. Tietjen may not exercise the Tietjen Option until the requisite percentage of the Registrant's shareholders approves the Amendment and the Tietjen Option would become null and void and of no legal effect in the event that shareholder approval is not obtained in the required time period. The Tietjen Option expires on March 1, 2009 unless terminated earlier pursuant to provisions in the option certificate.

ITEM 2.        PROPERTIES.

     The Registrant leases its corporate offices and processing property and buildings for $37,500 per month from K&R pursuant to the K&R Lease. See ITEM 1. BUSINESS. "K&R Lease; K&R Consulting
Agreement."

     The Subsidiary has entered into the Fitzpatrick Lease effective June 1, 1998, for ten successive terms of ten years each at a rental of $13,000 per month during the original term (as adjusted in accordance with the Consumer Price Index for each renewal term) with an option to purchase for $1,600,000. See
ITEM 1. BUSINESS.  "Fitzpatrick Purchase Agreement; Lease
Agreement."

ITEM 3.        LEGAL PROCEEDINGS.

     There are no material proceedings pending by, or against the Registrant or affecting any of its properties.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

     Not applicable.


ITEM 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT.

                Served as an
                 Executive             Position with the
                  Officer             Registrant and Other
  Name             Since     Age     Principal Occupations
  ----             -----     ---     ---------------------

Harry Kletter      1983      72    Chairman of the Board and Chief
                                   Executive Officer of the Registrant
                                   from July 31, 1992 to present,
                                   President of the Registrant
                                   from July 31, 1992 to December
                                   1997, from January 1990 to
                                   July 1991, and from October
                                   1983 to January 1988; Mr.
                                   Kletter is also Chairman and
                                   sole shareholder of K&R.

Sean M. Garber     1996      32    President and Treasurer of the
                                   Registrant since February 1998;
                                   Interim President from December 1997
                                   to February 1998; Chief Operating
                                   Officer and Director of the
                                   Registrant from November 1997 to
                                   present; Vice President of Recycling
                                   of the Registrant from November 1996
                                   to December 1997. From 1989 to
                                   November 1996, Mr. Garber was
                                   an employee of and held
                                   positions as general manager
                                   and marketing director with
                                   OmniSource, Inc., a Fort
                                   Wayne, Indiana recycling
                                   company; Mr. Garber holds a
                                   degree in Business Management
                                   from Indiana University.

John O. Tietjen    1999      50    Senior Vice President and Chief
                                   Financial Officer of the Registrant
                                   since March 1, 1999; from
                                   September 1993 to February
                                   1999, Vice President of
                                   Finance at Greater Louisville,
                                   Inc. (and its predecessor);
                                   Mr. Tietjen served previously
                                   Corporate Controller for
                                   OpenConnect Systems, Inc. and
                                   for 15 years prior to his
                                   employment with OpenConnect
                                   Systems, Inc., he served in
                                   various positions with Glidden
                                   Paint Company; Mr. Tietjen
                                   holds a B.A. in Business
                                   Administration/ Economics from
                                   Muskingum College and an
                                   M.B.A. from Baldwin-Wallace
                                   College.

Timothy W. Myers   1998      47    Vice President of Operations of
                                   the Registrant since July 1, 1998;
                                   Senior Vice President and Chief
                                   Operating Officer of the
                                   Registrant from 1996 until
                                   February 1998; President of
                                   K&R from 1996 to July 1998;
                                   Mr. Myers has served in
                                   various operational capacities
                                   with the Registrant and K&R
                                   since 1973.

Charles J. Hulsman 1995      41    Manager of CWS, a division of the
                                   Registrant, since December 1991, and
                                   a sales representative of
                                   WESSCO, a division of the
                                   Registrant, prior to that
                                   date.

Alan L. Schroering 1995 to   33    Director of Finance and
                   March 1998      Treasurer of the Registrant from
                                   1995 to March 1998; Controller of
                                   the Registrant from 1992 to
                                   February 1998; Staff
                                   Accountant of the Registrant
                                   from 1984 to 1992.  Mr.
                                   Schroering is a graduate of
                                   Indiana University.

Matthew L. Kletter 1994 to   39    Vice President of Legal
                   February 1998   Affairs and Secretary of the
                                   Registrant from 1997 to February 1998;
                                   Director of Legal Affairs from
                                   1996 to 1997; Director of the
                                   Registrant from 1995 to
                                   February 1998 and from 1990 to
                                   1991; Attorney, New York, New
                                   York; Nephew of Harry Kletter.

     Except as described under "Position with the Registrant and Other Principal Occupations" in the above table, none of the above officers is related to one another. With respect to certain arrangements with certain officers of the Registrant relating to executive compensation, see section entitled "Executive Compensation - Certain Transactions" in the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.


                             PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

     Effective August 29, 1996, the $.01 par value common stock of the Registrant became listed on the Small Cap Market (the "Small Cap Market") of the Nasdaq Stock Market under the symbol "IDSA". Prior to August 29, 1996, the Registrant's common stock traded on the Over the Counter Bulletin Board ("OTCBB") operated by the National Association of Securities Dealers, Inc. ("NASD").

QUARTER ENDED          1998           1997           1996
-------------      -----------     ----------    -----------
                   HIGH   LOW     HIGH   LOW     HIGH   LOW
March 31           6.63   4.13    13.25   7.25    8.50   5.50
June 30            7.00   4.75     9.50   5.50   18.00   7.25
September 30       4.88   3.63     9.50   7.13   15.75   8.25
December 31        4.00   1.75     7.38   4.50   12.50   8.38

     There were approximately 418 shareholders of record as of March 8, 1999.

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

     The Nasdaq Stock Market, which began operation in 1971, is the world's first electronic securities market and the fastest growing stock market in the U.S. Nasdaq utilizes today's information technologies-computers and telecommunications-to unite its participants in a screen-based, floorless market. It enables market participants to compete with each other for investor orders in each Nasdaq security and, through the use of Nasdaq Workstation II and other automated systems, facilitates the trading and surveillance of thousands of securities. This competitive marketplace, along with the many products and services available to issuers and their shareholders, attracts today's largest and fastest growing companies to Nasdaq. These include industry leaders in computers, pharmaceuticals, telecommunications, biotechnology, and financial services. More domestic and foreign companies list on Nasdaq than on all other U.S. stock markets combined.

ITEM 6.        SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA
                            1998      1997      1996      1995      1994
                            ----      ----      ----      ----      ----
(Amounts in Thousands,
Except Per Share Data)

Year ended December 31:

  Total revenue           $65,205   $45,212   $34,277   $30,545   $23,380
                          =======   =======   =======   =======   =======

  Income from operations     (543)      215       742     1,162       489
                          =======   =======   =======   =======   =======

Earnings
  per common share:
    Basic                $  (0.26) $   0.07  $   0.25  $   0.41  $   0.28
                          =======   =======   =======   =======   =======

    Assuming dilution    $  (0.26) $   0.07  $   0.24  $   0.40  $   0.28
                          =======   =======   =======   =======   =======

  Cash dividends declared
    Per common share            -         -         -         -         -

At year end:

  Total assets            $18,648   $13,893   $ 9,439   $ 6,209   $ 4,093
                          =======   =======   =======   =======   =======

  Long-term notes
   Payable                $ 2,613   $   760   $     5   $   367   $    13
                          =======   =======   =======   =======   =======


RECLASSIFICATIONS

     Earnings per share are computed under the provisions of statement of financial accounting standards (FAS) No. 128, "Earnings per Share" which was adopted retroactively at the beginning of the fourth quarter of 1997. This resulted in restatement of earnings per share as previously reported for 1996, 1995 and 1994.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN
CONJUNCTION WITH THE INFORMATION SET FORTH UNDER ITEM 6,
"SELECTED FINANCIAL DATA" AND THE CONSOLIDATED FINANCIAL STATEMENTS OF THE REGISTRANT AND THE ACCOMPANYING NOTES THERETO INCLUDED
ELSEWHERE IN THIS REPORT.

THE FOLLOWING DISCUSSION AND ANALYSIS CONTAINS CERTAIN FINANCIAL PREDICTIONS, FORECASTS AND PROJECTIONS WHICH CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE FINANCIAL PREDICTIONS, FORECASTS AND PROJECTIONS AND THERE CAN BE NO ASSURANCE THAT SUCH FINANCIAL PREDICTIONS, FORECASTS AND PROJECTIONS WILL BE ACHIEVED.

GENERAL

     The Registrant continued to pursue a growth strategy in the waste management services arena servicing over 4,200 customer locations throughout the country and building a base of approximately 2,500 vendors. This strategy will allow for diversity of business opportunities so that the Registrant is not as dependent upon the profitability of the recycling division. This diversity has helped to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets. This strategy is evidenced by the purchase of the management services accounts of MGM Services, Inc. ("MGM") in September 1997. The impact of this acquisition for the full year of 1998 added approximately $3,200,000 in revenue. Much of management's focus and attention now and in the future is directed towards the growth of this business segment through an acquisition strategy.

     It is management's plan to expand in the management services segment in 1999. At the same time, the Registrant will be seeking more operational cost control, increased efficiency in the information technology area and emphasize sales and marketing efforts.

     Management continues to maintain and grow the recycling business, although not actively seeking any further acquisitions or mergers.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1998, the Registrant held cash and cash equivalents of $1,014,068.

     The Registrant currently maintains a working capital line of credit with BOL in the amount of $2,000,000. Indebtedness under this credit facility accrues interest at BOL's prime rate as promulgated from time to time. The maturity date under this agreement is July 1, 1999. The Credit Line is collateralized by eligible accounts receivable, inventories, equipment and the personal guarantees of the Chief Executive Officer of the Registrant, Harry Kletter. As of December 31, 1998, $1,850,000 was outstanding under the credit facility as compared to $1,800,000 as of December 31, 1997.

     As consideration for the acquisition of The Metal Center, the Registrant provided two (2) notes payable to the sellers in the amount of $800,000 each, payable one half on January 2, 1998 and one half on or before July 1, 1998. The payments were made timely.

RESULTS OF OPERATIONS

     The following table presents, for the years indicated, the percentage relationship which certain captioned items in the Registrant's Consolidated Statements of Operations bear to total revenues and other pertinent data:

YEAR ENDED DECEMBER 31,               1998      1997     1996
-----------------------               ----      ----      ----

STATEMENTS OF OPERATIONS DATA:
Total Revenue ....................   100.0%    100.0%    100.0%
Cost of Goods Sold ...............    94.2%     91.4%     87.0%
Selling, General and
 Administrative Expenses .........     6.6%      8.1%     10.8%
Income (loss) from Operations ....    (0.8%)     0.5%      2.2%

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31,
1997

     The revenue in 1998 was $65,204,980 representing an increase of $19,993,387 or 44.2% compared to 1997. The management services business grew 36.7% to $44,106,218 by increasing the same account and new account business serviced to over 2,500 accounts nationwide. Recycling revenues grew 66.5% to $19,167,893 contributing to much of the remaining overall growth. The major products include recycling of copper, aluminum and brass, referred to herein as non-ferrous scrap. The ferrous recycling business increased its revenues by 14.6% through an increase in direct sales to mills and more aggressive purchasing practices.

     The 1998 total cost of goods sold was $61,457,890 increasing $20,127,352 or 48.7% compared to 1997. The cost of goods sold in management services increased by 38.5% versus an increase in recycling cost of goods sold of 79.5%. The increase in management services mirrored the sales increase within one (1) percentage point, but the major cost of sales impact was realized in the recycling business. Commodity prices of the ferrous and non-ferrous markets began to decline during the third and fourth quarters of 1998. The influx of foreign steel due to the depressed Asian market caused domestic commodity pricing to plummet. Due to the lack of domestic steel production, many of the regional steel mills, which consume the Registrant's ferrous product, had limited scrap purchasing during the fourth quarter. The Registrant's inventory volume increased due to the local dismantling of an automotive plant. Offsetting this quantity increase in inventory is a decrease in inventory market value. The Registrant estimates that these factors had a $370,000 adverse impact on its 1998 operations.

     The gross margin was $3,747,090 representing a decrease of $133,965 or as a percentage to revenue a 2.9% decrease. A slight decrease in gross margin as a percentage to revenue from 5.7% to 5.1% was realized in the management services segment due to some fixed fee contracts which experienced store location growth during the year. The recycling division experienced a decrease in gross margin as a percentage to revenue of 6.9% due mainly to the declining commodity price index. It is estimated that the decline in commodity values had an adverse gross margin impact on operations of approximately $370,000. The equipment sales/leasing business incurred a decline in gross margins due to the changing mix of higher sales relative to the rental and leasing volume.

     The selling, general and administrative expenses increased
$624,192 from 1997. The increase was primarily attributable to Goodwill and Non-compete amortization related to two recent acquisitions.

     The loss from operations in 1998 resulted not only from the $370,000 due to inventory devaluation, but also from the additional $376,800 due to an aggregate of non-cash charges made in 1998.

FINANCIAL CONDITION AT DECEMBER 31, 1998 COMPARED TO DECEMBER 31,
1997

     Trade accounts receivable increased $2,445,704 to $7,474,473 at December 31, 1998. This represents a 48.6% increase while overall revenue increased 44.2%. Average days outstanding in 1998 were 41.8 days versus 40.6 days in 1997. Although there was a slight increase in days outstanding due to the revenue mix, it still reflects management focus on working capital through the liquidation of accounts receivable.

     Inventory increased $3,526 from $2,511,826 to $2,515,352
representing a .1% increase. The inventory of equipment and parts increased from $752,099 to $761,780 or a 1.3% increase. Non-ferrous materials inventory decreased 37.9% to $622,527 and the inventory of ferrous materials increased 49.4% or $374,105. The increase is due primarily to the purchase of a major ferrous scrap plant rework which occurred at the end of 1998.

     Accounts payable trade increased $3,570,103 from December
31, 1997 to $9,746,536 as of December 31, 1998. This increase was due to higher volumes in operations.

     As of December 31, 1998 the Registrant's working capital deficit was $659,997, which represents a decrease of $164,447 from 1997. The total current assets increased $3,049,934 due to the $2,445,704 in accounts receivable and the $518,234 increase in cash. The total current liabilities increased $3,214,381 affected primarily by total accounts payable increase of $3,570,103.

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

     The 1997 total cost of goods was $41,330,538 increasing $11,496,175 or 39% compared to 1996. The cost of goods sold in management services increased by 22.2% versus an increase in recycling cost of goods sold of 161.3%. This divergence was caused by the addition of the non-ferrous business, which has typically a lower gross profit percentage than the existing business base. Secondly, the ferrous business spreads narrowed due to competitive pressures. Finally, the corrugated recycling business, while the most profitable product line in recycling and which showed an improved percentage gross margin in 1997, experienced a drop in revenue during 1997. The equipment division had cost of goods sold of $953,463 or 22% less in 1997 versus 1996. This cost decrease compares with a revenue decrease of 11%. The business experienced a 28% cost decrease in equipment sales to approximately $803,500 while experiencing a 29% increase in rental/leasing. The Registrant has focused on the growth of the rental/leasing portion of its business.

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

     The selling, general, and administrative expenses decreased
$35,070 as compared to 1996. As a percent of revenue, the selling, general, and administrative expenses dropped from 10.8% of revenue to 8.1%.

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

INFLATION AND PREVAILING ECONOMIC CONDITIONS

     To date, inflation has not and is not expected to have a significant impact on the Registrant's operation in the near term. The Registrant has no long-term fixed-price contracts and the Registrant believes it will be able to pass through most cost increases resulting from inflation to its customers. The global economy, due to the devaluation of currency in various foreign nations and the limited commodity export opportunities, has created a weak domestic and international commodity market. The Registrant is susceptible to the cyclical nature of the commodity business. In response to these economic conditions, the Registrant has focused on the management consulting area of the business and is working to liquidate inventories while efforts are made to enhance gross margins.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (the "FASB") issued
Statement of Financial Accounting Standards No. 131 ("SFAS 131"),
"Disclosures about Segments of an Enterprise and Related
Information," in June 1997. The Registrant adopted SFAS 131 effective with the 1998 consolidated financial statements.

     The FASB also issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Postretirement Benefits," in February 1998. The statement will not have an impact on the Registrant's financial position or results of operations.

     The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designed specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. The statement will not have an impact on the Registrant's financial position or results of operations.

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

     The Registrant uses primarily "Microsoft" software, which is already year 2000 compliant. The Registrant's accounting system is a DOS based system, which could create the problem with "00". The Registrant in its endeavor to alleviate this DOS-based problem has contracted with the programmer of the Registrant to write software to prevent this potential problem. The software upgrade was completed in February 1999 and the Registrant is testing the program to verify all is in working order. By having the upgrade this far in advance it will enable the Registrant to run a test system to avert any future problem.

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

     In summary, the Registrant's Year 2000 Project's goal and expectation are that all necessary modifications and upgrades will be in place, with the exception of EDI that is promised by the vendor in spring 1999. The Registrant currently has no reason to believe and does not anticipate the cost of Year-2000 compliance to be a significant expense or problem.

     Notwithstanding the foregoing, the Registrant will bear some minimal risk due to customers who fail to address the issues appropriately; or should the one vendor fail to meet the spring 1999 deadline. Presently, the Registrant has no reason to believe that any of its customers are failing to take appropriate action to effect Year-2000 compliance or that its software will be unable to perform as before with the upgrades. The Registrant believes that the "worst case" risk is a loss of its power source due to local utility Year 2000 problems, resulting in computer malfunctions. However, as a matter of corporate policy, the Registrant nightly backs-up all information systems. Historical records are maintained in hard copy and current and future transactions could be manually undertaken until restoration of the information systems occurs.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK.

     Not Applicable.

ITEM 8.        CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Registrant required to be included in this Item 8 are set forth in Item 14 of this report. The quarterly results of operations are included in the Notes to Consolidated Financial Statements under Item 14.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

(a)(1)(i)      On July 15, 1997, the Registrant dismissed Mather,
               Hamilton and Company ("Mather, Hamilton") as its independent accountants.

(a)(1)(ii)     Not applicable.

(a)(1)(iii) The decision to change accountants was approved by the Board of Directors.

(a)(1)(iv) During the interim periods from December 31, 1996 through July 15, 1997 there were no disagreements between Mather, Hamilton and the Registrant, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

(a)(1)(v)(A)   Not applicable.

(a)(1)(v)(B)   Not applicable.

(a)(1)(v)(C)   Not applicable.

(a)(1)(v)(D)   Not applicable.

(a)(2) The Registrant engaged Crowe, Chizek and Company, LLP as the auditor for the year ending December 31, 1997, on July 29, 1997. Crowe, Chizek and Company, LLP continues to serve as the auditor for the Registrant.

(a)(3)         Not applicable.

                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. *

     The information in Item 4a. in this report is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION  *

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT. *

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. *

---------------

* The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 1999 Annual Meeting of Shareholders of the Registrant which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

                             PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:

                                                        Page
                                                        ----

     Report of Independent Auditors                    F-1(a)
     Report of Independent Auditors                    F-1(b)
     Consolidated Balance Sheets as of
       December 31, 1998 and 1997                         F-2
     Consolidated Statements of Operations
       for the years ended December 31, 1998,
        1997 and 1996                                     F-3
     Consolidated Statements of Shareholders'
       Equity for the years ended December 31,
       1998, 1997 and 1996                                F-4
     Consolidated Statements of Cash Flows
       for the years ended December 31, 1998,
       1997 and 1996                                      F-5
       Notes to Consolidated Financial Statements         F-6

(a)(2)  Consolidated Financial Statement Schedules.

     Schedule II - Valuation and Qualifying
       Accounts for the Year ended
       December 31, 1998                                 F-21


(a)(3)  List of Exhibits.

     Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report. The Management Agreement and the Consulting Agreement required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by an asterisk (*) in the Index to Exhibits.

(b)  Reports on Form 8-K.

     The Registrant filed two Reports on Form 8-K during the last quarter of the fiscal year of the Registrant ended December 31, 1998. The Registrant's Form 8-K dated October 29, 1998 reported the resignation of R. Michael Devereaux from the Board of Directors and from his positions on all committees thereof. The Registrant's Form 8-K dated November 18, 1998 reported the reinstatement of Mr. Devereaux to the Board of Directors and to his positions on the Compensation and Audit Committees of the Board of Directors.

(c)  Exhibits.

     The exhibits listed on the Index to Exhibits are filed as a part of this report.

(d)  Consolidated Financial Statement Schedules.

     Schedule II -Valuation and Qualifying Accounts for the year ended December 31, 1998 is incorporated by reference at page F-21 of the Consolidated Financial Statements of the Registrant.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INDUSTRIAL SERVICES OF AMERICA, INC.



Dated:  April 14, 1999   By :    /s/  Harry Kletter
                              ---------------------------------
                              Harry Kletter, Chairman of the
                              Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                       Title                     Date
     ---------                       -----                     ----


/s/  Harry Kletter        Chairman of the Board and Chief   April 14, 1999
-----------------------   Executive Officer (Principal
Harry Kletter             Executive Officer)


/s/  Sean M. Garber       Director, President, Chief        April 14, 1999
-----------------------   Operating Officer and
Sean M. Garber            Treasurer


/s/  John O. Tietjen      Chief Financial Officer           April 14, 1999
-----------------------   (Principal Financial Officer)
John O. Tietjen


/s/  Joseph H. Cohen      Director                          April 14, 1999
-----------------------
Joseph H. Cohen


/s/  R. Michael Devereaux Director                          April 14, 1999
-----------------------
R. Michael Devereaux


/s/  Dr. Barry N. Naft    Director                          April 14, 1999
-----------------------
Dr. Barry N. Naft

                        INDEX TO EXHIBITS

Exhibit
Number                   Description of Exhibits
-------                  -----------------------

3.1 Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant's report of Form 10-KSB for the year ended
          December 31, 1995.

3.2 Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's report on Form 10-
          KSB for the year ended December 31, 1995.

10.1 Independent Consulting Services Agreement - Maxwell, dated as of March 31, 1995, and executed on June 25, 1996, by and between the Registrant and Douglas I. Maxwell, III ("Maxwell"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).

10.2 Confidential Information and Non-Competition Agreement Independent Contractor - Maxwell, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Maxwell, is incorporated by reference to
          Exhibit 10.1 of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).

10.3 Stock Option Agreement - Maxwell, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Maxwell, is incorporated by reference to
          Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).

10.4 Independent Consulting Services Agreement - Sullivan, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Neil C. Sullivan ("Sullivan"), is incorporated by reference to
          Exhibit 4(a) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.5 Confidential Information and Non-Competition Agreement Independent Contractor - Sullivan, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.6 Stock Option Agreement - Sullivan dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.7 Acquisition of Assets Agreement - TMG known as "The Metal Center" dated as of July 1, 1997, by and between the Registrant and The Metal Center set forth in an Asset Purchase Agreement, is incorporated by reference, as the sole Exhibit on Form 8-K of the Registrant, filed July 15, 1997 (File No. 0-20979).

10.8      Assignment of Contracts - MGM Assignment dated
          September 4, 1997, by and between the Registrant and MGM Services, Inc. is incorporated by reference to
          Exhibit 10.11 of the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.9 Employment Agreement - Garber dated as of October 15, 1997, by and between the Registrant and Garber is incorporated by reference to Exhibit 10.12 of the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.10 Lease Agreement - K&R Lease dated January 1, 1998, by and between the Registrant and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of the Registrant, filed March 3, 1998 (File No. 0-20979).*

10.11 Consulting Agreement - K&R Consulting Agreement dated as of January 2, 1998, by and between the Registrant and K&R, is incorporated by reference herein, to
          Exhibit 10.11 on Form 8-K of the Registrant, filed March 3, 1998 (File No. 0-20979).*

10.12 Amendment to Employment Agreement - Garber dated as of February 5, 1998, by and between the Registrant and Garber, amending original agreement dated October 15, 1997 is incorporated by reference to Exhibit 10.15 of the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.13     Stock Option Agreement, effective as of October 31,
          1997, by and between the Registrant and Glenn Bierman

10.14     Stock Option Agreement, effective as of October 27,
          1997, by and between the Registrant and Sean Garber.

10.15     Stock Option Agreement, effective as of October 31,
          1997, by and between the Registrant and Sean Garber.

10.16     Amendment No. 1 to Option Agreement, effective as of
          February 5, 1998, by and between the Registrant and Sean Garber.

10.17     Stock Option Agreement, effective as of February 16,
          1998, by and between the Registrant and Harry Kletter.

10.18     Consulting Agreement - Lassak, dated as of June 2,
          1998, by and between the Registrant and Andrew M.
          Lassak.

10.19     Consulting Agreement - JCA/AML, dated as of June 2,
          1998, by and among the Registrant, Joseph Charles &
          Associates, Inc. and Andrew M. Lassak.

10.20 Asset Purchase Agreement, effective as of June 1, 1998, by and among the Registrant, ISA Indiana, Inc., R.J.
          Fitzpatrick Smelters, Inc.; and R.K. Fitzpatrick and
          Cheryl Fitzpatrick.

10.21     Lease Agreement, effective June 1, 1998, by and between
          R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J.
          Fitzpatrick Smelters, Inc., and ISA Indiana, Inc.

10.22     Environmental Indemnity Agreement, effective as of June
          1, 1998, by and between R.K. Fitzpatrick and Cheryl
          Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA
          Indiana, Inc.

11        Statement of Computation of Earnings Per Share (See
          Note 11 to Notes to Consolidated Financial Statements).

27        Financial Data Schedule (for SEC use only).

*Denotes a management contract of the Registrant required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K under the Securities Act of 1933, as amended.

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
                      Louisville, Kentucky

                CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996

                            CONTENTS






REPORT OF INDEPENDENT AUDITORS                                  1


FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS                                   2

  CONSOLIDATED STATEMENTS OF OPERATIONS                         3

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY               4

  CONSOLIDATED STATEMENTS OF CASH FLOWS                         5

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    6


SUPPLEMENTARY INFORMATION

  VALUATION AND QUALIFYING ACCOUNTS                            21

                 REPORT OF INDEPENDENT AUDITORS


Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiary
Louisville, Kentucky


We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated statements of operations, shareholders' equity and cash flows of Industrial Services of America, Inc. for the year ended December 31, 1996 were audited by other auditors whose report dated March 10, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiary at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Our audit of the foregoing 1998 and 1997 consolidated financial statements also included the schedule listed under item 14(a)(2).
In our opinion, such schedule presents fairly the information required to be set forth therein.

			           /s/ Crowe, Chizek and Company LLP

                                   Crowe, Chizek and Company LLP

Indianapolis, Indiana
March 16, 1999, except for
note 3 as to which the date
is April 12, 1999.
                                                          1(a)

                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
Industrial Services of America, Inc. and Subsidiary


We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Industrial Services of America, Inc. and Subsidiary for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Industrial Services of America, Inc.
and Subsidiary for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

/s/ Mather, Hamilton, & Co.

MATHER, HAMILTON, & CO.
Louisville, Kentucky
March 10, 1997
                                                      1(b)

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEETS
                   December 31, 1998 and 1997

-----------------------------------------------------------------

                                             1998         1997
                                             ----         ----
ASSETS
Current assets
  Cash                                   $ 1,014,068  $   495,834
  Accounts receivable - trade (after
     allowance for doubtful accounts
     of $116,000 and $16,000 in 1998
     and 1997, respectively) (Note 2)      7,474,473    5,028,769
  Accounts receivable - related party
     (Note 6)                                 26,259       34,667
  Income tax refund receivable               113,000      164,737
  Net investment in sales-type leases         35,270       40,154
  Inventories (Notes 1 and 2)              2,515,352    2,511,826
  Deferred income taxes (Note 4)              52,000       18,200
  Other                                      309,692      195,993
                                          ----------   ----------
     Total current assets                 11,540,114    8,490,180

Net property and equipment
  (Notes 1, 2 and 3)                       5,063,576    3,642,712

Other assets
  Non-compete agreements, net (Note 8)       810,604      450,000
  Intangibles (net of accumulated
     amortization of $80,000 and
     $26,667 in 1998 and 1997,
     respectively (Note 8)                   720,000      773,333
  Deferred income taxes (Note 4)             359,800            -
  Other assets                               153,439      344,645
                                          ----------   ----------
                                           2,043,843    1,760,132
                                          ----------   ----------
                                         $18,647,533  $13,893,024
                                          ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Notes payable to bank (Note 2)         $ 1,850,000  $ 1,800,000
  Notes payable (Note 8)                           -      800,000
  Current maturities of long-term
     debt (Note 3)                           460,654       45,479
  Accounts payable                         9,746,536    6,176,433
  Affiliated companies payable (Note 6)       22,000       23,000
  Other current liabilities                  120,921      140,818
                                          ----------   ----------
     Total current liabilities            12,200,111    8,985,730
Long-term liabilities
  Long-term debt (Note 3)                  2,612,519      759,877
  Deferred income taxes (Note 4)             411,800      257,700
                                          ----------   ----------
                                           3,024,319    1,017,577

Shareholders' equity
  Common stock, $.01 par value:
     10,000,000 shares authorized and
     1,957,500 shares issued and
     1,929,600 shares outstanding             19,575       19,575
  Additional paid-in capital               1,589,155    1,548,750
  Retained earnings                        1,822,373    2,329,392
  Treasury stock, 27,900 shares at cost       (8,000)      (8,000)
                                          ----------   ----------
                                           3,423,103    3,889,717
                                          ----------   ----------
                                         $18,647,533  $13,893,024
                                          ==========   ==========

  See accompanying notes to consolidated financial statements.

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               Years ended December 31, 1998, 1997 and 1996

-----------------------------------------------------------------

                                           1998        1997       1996
                                           ----        ----       ----
Revenue
  Recycling                            $19,167,893  $11,513,600  $ 5,091,550
  Equipment sales, service and leasing   1,930,869    1,633,756    1,830,273
  Management services                   44,106,218   32,064,237   27,355,393
                                        ----------   ----------   ----------
     Total revenue                      65,204,980   45,211,593   34,277,216

Cost of goods sold
  Recycling                             18,204,999   10,141,882    3,880,577
  Equipment sales, service and leasing   1,380,946      953,463    1,226,739
  Management services                   41,871,945   30,235,253   24,727,047
                                        ----------   ----------   ----------
     Total cost of goods sold           61,457,890   41,330,598   29,834,363
                                        ----------   ----------   ----------

GROSS MARGIN                             3,747,090    3,880,995    4,442,853

Selling, general and administrative      4,290,368    3,666,176    3,701,246
                                        ----------   ----------   ----------

INCOME (LOSS) FROM OPERATIONS             (543,278)     214,819      741,607

Other income (expense)
  Interest expense                        (215,144)     (78,810)     (53,268)
  Interest income                           67,993       64,549       43,339
  Gain (loss) on sale of assets               (367)       4,496       31,229
  Other income (expense)                    (5,650)      17,372      (23,471)
                                        ----------   ----------   ----------
                                          (153,168)       7,607       (2,171)
                                        ----------   ----------   ----------


INCOME (LOSS) BEFORE INCOME TAXES         (696,446)     222,426      739,436

Provision for income taxes (Note 4)        189,427      (85,290)    (278,600)
                                        ----------   ----------   ----------

NET INCOME (LOSS)                      $  (507,019) $   137,136  $   460,836
                                        ==========   ==========   ==========

Earnings (loss) per share              $      (.26) $       .07  $       .25
                                        ==========   ==========   ==========


Earnings (loss) per share,
  assuming dilution                    $      (.26) $      .07  $       .24
                                        ==========   ==========   ==========

       See accompanying notes to consolidated financial statements.

    INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
        Years ended December 31, 1998, 1997 and 1996

---------------------------------------------------------------------

                                     Common Stock    Additional           Treasury Stock
                                     ------------     Paid-in    Retained --------------
                                   Shares    Amount   Capital    Earnings  Shares   Cost    Total
                                   ------    ------   -------    --------  ------   ----    -----

BALANCE AS OF JANUARY 1, 1996     1,757,500 $17,575   $ 27,000 $1,731,420  27,900 $8,000  $1,767,995

Fair value of stock options
  issued for consulting services
  provided to the Company (Note 9)        -       -    117,500          -       -      -     117,500
Common stock issued upon exercise
  of non employee stock options
  (Note 9)                          200,000   2,000    248,000          -       -      -     250,000
Income tax benefit related to
  exercise of non-employee
  stock options (Note 9)                  -       -    970,000          -       -      -     970,000
Stock transferred by Company's
  principal shareholder for
  services to be provided to
  the Company (Note 6)                    -       -     42,500          -       -      -      42,500
Net income                                -       -          -    460,836       -      -     460,836
                                  --------- ------- ---------- ----------  ------ ------  ----------
BALANCE AS OF DECEMBER 31, 1996   1,957,500  19,575  1,405,000  2,192,256  27,900 $8,000   3,608,831
Fair value of stock options
  issued for employee stock
  option plan (Note 9)                    -       -    143,750          -       -      -     143,750
Net income                                -       -          -    137,136       -      -     137,136
                                  --------- ------- ---------- ----------  ------ ------  ----------
BALANCE AS OF DECEMBER 31, 1997   1,957,500  19,575  1,548,750  2,329,392  27,900  8,000   3,889,717
Fair value of stock options
  issued for consulting services
  provided to the Company (Note 9)        -       -     40,405          -       -      -      40,405
Net loss                                  -       -          -   (507,019)     -      -     (507,019)
                                  --------- ------- ---------- ----------  ------ ------  ----------
BALANCE AS OF DECEMBER 31, 1998   1,957,500 $19,575 $1,589,155 $1,822,373  27,900 $8,000  $3,423,103
                                  ========= ======= ========== ==========  ====== ======  ==========

See accompanying notes to consolidated financial statements.

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years ended December 31, 1998, 1997 and 1996

---------------------------------------------------------------------------

                                          1998        1997          1996
                                          ----        ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                    $ (507,019) $   137,136   $  460,836
 Adjustments to reconcile net income
  (loss) to net cash from operating
  activities
   (Gain) loss on equity investment            -      (29,142)      29,142
   Stock options granted for services    112,270       14,974      100,625
   Depreciation and amortization       1,173,448      730,227      465,838
   Provision for doubtful accounts       100,580       37,983        2,255
   Deferred income taxes                (239,500)     123,900       55,400
   Loss (gain) on sale of property
     and equipment                           367       (4,496)     (31,229)
   Change in assets and liabilities
     Receivables                      (2,486,139)    (661,168)    (404,297)
     Inventories                          (3,526)  (2,078,723)    (294,600)
     Other current assets               (108,815)     (27,009)     (52,715)
     Accounts payable                  3,569,103    1,228,945    1,193,376
     Other current liabilities           (19,897)      58,802      (28,407)
                                      ----------   ----------   ----------
       Net cash from operating
        activities                     1,590,872     (468,571)   1,496,224

CASH FLOWS FROM INVESTING ACTIVITIES
 Proceeds from sale of property
   and equipment                               -       86,028       59,603
 Proceeds from sale of joint venture           -       44,826            -
 Purchases of sales-type leases                -     (226,517)      (2,369)
 Proceeds from sales-type leases               -       13,807       39,388
 Investment in joint venture                   -            -      (44,826)
 Purchases of property and equipment  (2,140,168)  (1,373,610)  (1,156,839)
 Other                                   283,699     (139,787)      (7,537)
                                      ----------   ----------   ----------
   Net cash from investing activities (1,856,469)  (1,595,253)  (1,112,580)

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings from note payable
   to bank                                50,000    1,200,000      600,000
 Proceeds from issuance of
   long-term debt                        900,000            -            -
 Payments on long-term debt             (166,169)     (11,777)    (370,098)
 Proceeds from exercise of
   nonemployee stock options                   -            -      250,000
                                      ----------   ----------   ----------

   Net cash from financing activities    783,831    1,188,223      479,902
                                      ----------   ----------   ----------

Net change in cash                       518,234     (875,601)     863,546

Cash at beginning of year                495,834    1,371,435      507,889
                                      ----------   ----------   ----------

CASH AT END OF YEAR                  $ 1,014,068  $   495,834  $ 1,371,435
                                      ==========   ==========   ==========

Supplemental disclosure of
 cash flow information
 Cash paid for interest              $   215,144  $    78,810  $    48,748
 Cash paid (refunded) for taxes      $    (1,614) $(1,077,773) $   641,226


See accompanying notes to consolidated financial statements.

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Industrial Services of America, Inc. (the
------------------
Company) provides products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. Management services represents contracts with retail businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. The Company's customers are located throughout the United States and Canada. The Company's wholly-owned subsidiary, ISA Indiana, Inc., provides services related to ferrous and non-ferrous scrap recycling.

Principles of Consolidation:  The consolidated financial
---------------------------
statements include the accounts of the Company and its wholly owned subsidiary ISA Indiana, Inc. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

Common Control:  The Company conducts significant levels of
--------------
business (see Note 6) with K & R Corporation, Inc. (K&R) which is owned by the Company's principal shareholder. Because these entities are under common control, operating results or financial position of the Company may be materially different from those that would have been obtained if the entities were autonomous.

Estimates:  In preparing the consolidated financial statements in
---------
conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates.

Inventories:  Inventories consist principally of waste equipment
-----------
machinery and parts and scrap materials held for resale and are stated at the lower of cost (first-in, first-out method) or market. Inventories as of December 31, 1998 and 1997 consist of the following:

                                           1998         1997
                                           ----         ----
  Equipment and parts                  $  761,780    $  752,099
  Ferrous materials                     1,131,045       756,940
  Non-ferrous materials                   622,527     1,002,787
                                       ----------    ----------

                                       $2,515,352    $2,511,826
                                       ==========    ==========

Property and Equipment:  Property and equipment are stated at
----------------------
cost and depreciated on a straight-line basis over the estimated useful lives of the related property.



                           (Continued)

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment as of December 31, 1998 and 1997 consist of the following:

                                 Life       1998        1997

     Equipment and vehicles   3-10 years $5,025,719  $3,373,097
     Office equipment          3-5 years    486,449     402,186
     Rental equipment            5 years  1,799,017   1,202,207
     Leasehold improvements  10-20 years    330,244     296,308
                                         ----------  ----------
                                          7,641,429   5,273,798
     Accumulated depreciation
       and amortization                   2,577,853   1,631,086
                                         ----------  ----------

                                         $5,063,576  $3,642,712
                                         ==========  ==========

Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $968,937, $653,561 and $465,838, respectively.

Intangible Assets:  The excess of cost over fair value of assets
-----------------
acquired is being amortized over a period of 15 years using the straight-line method. Non-compete agreements are being amortized using the straight-line method over the benefit period of 5 years.

Income Taxes:  The Company records income tax expense based on
------------
the amount of taxes due on its tax returns plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using enacted tax rates.

Statement of Cash Flows:  The statement of cash flows has been
-----------------------
prepared using a definition of cash that includes deposits with original maturities of 3 months or less.



                           (Continued)
                                                                 7

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share:  Amounts reported as Earnings per
-------------------------
Common Share for each of the three years ended December 31, 1998 reflect the earnings available to common shareholders for the year divided by the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding for the years ended December 31, 1998, 1997 and 1996 were 1,929,600, 1,929,600 and 1,837,933, respectively.

Stock-Based Compensation and Transactions:  Expense for employee
-----------------------------------------
compensation under stock option plans is reported only if options are granted below the market price at the grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 was used for stock-based compensation.

Fair Values of Financial Instruments:  Fair value of financial
------------------------------------
instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect the estimates. As of December 31, 1998 and 1997, the estimated fair value of financial instruments approximated book value.


NOTE 2 - NOTES PAYABLE TO BANK
At December 31, 1998, the Company has a $2,000,000 operating line of credit collateralized by eligible accounts receivable, inventories, equipment and the personal guarantee of the principal shareholder. Interest is payable monthly on the outstanding principal balance at the current bank's prime rate. The note matures in June 2000.


                           (Continued)
                                                                    8

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996


NOTE 3 - LONG-TERM DEBT
Long term debt as of December 31, 1998 and 1997 consists of the following:

                                                1998     1997
                                                ----     ----
  Notes payable to a bank in monthly
  installments of $10,000 including
  interest at 8.5% through April 2003;
  secured by virtually all company
  assets and a personal guarantee of the
  principal shareholder; refinanced in
  1998.                                   $        -  $800,000

  Notes payable to a bank in monthly
  installments of $20,017 including
  interest at 8.5% through July 2003;
  secured by virtually all company
  assets and a personal guarantee of the
  principal shareholder.                   1,542,449         -

  Notes payable to a bank in monthly
  installments of $18,141 including
  interest at 7.5% through August 2003;
  secured by virtually all company
  assets and a personal guarantee of the
  principal shareholder.                     850,542         -

  Notes payable to R.J. Fitzpatrick for
  covenant not to compete payable in
  monthly installments of $10,500
  including interest at 8.5% through
  June 2003; secured by virtually all
  company assets.                            469,795         -

  Notes payable to a related party
  payable in monthly installments of
  $5,000 through 2003; secured by
  virtually all company assets.              210,000         -

  Notes payable; interest rates ranging
  from 8.75% to 11%; due in monthly
  installments of principal and interest
  totaling $909 with various maturity
  dates through January 1999; secured by
  vehicles.                                      387     5,356
                                          ----------  --------
                                           3,073,173   805,356
  Current maturities                         460,654    45,479
                                          ----------  --------

                                          $2,612,519  $759,877
                                          ==========  ========


                           (Continued)
                                                                9

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996


NOTE 3 - LONG-TERM DEBT (Continued)

The long-term debt requires annual principal payments as follows:

           1999                              $  460,654
           2000                                 500,841
           2001                                 424,015
           2002                                 460,011
           2003                               1,227,652


NOTE 4 - INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 1998, 1997 and 1996:

                                   1998      1997        1996
                                   ----      ----        ----
  Federal
     Current                   $   21,213   $(32,800)   $177,900
     Deferred                    (219,280)   105,300      48,500

                                 (198,067)    72,500     226,400

  State
     Current                       28,860     (5,810)     45,300
     Deferred                     (20,220)    18,600       6,900
                               ----------   --------    --------
                                    8,640     12,790      52,200
                               ----------   --------    --------

                               $ (189,427)  $ 85,290    $278,600
                               ==========   ========    ========

A reconciliation of income taxes at the statutory rate to the
Company's effective rate is as follows:
                                   1998        1997       1996
                                   ----        ----       ----

Federal income tax (benefit)
   at statutory rate           $(236,792)    $75,600    $251,400
  State and local income
     taxes, net of federal
     income tax affect              5,700      8,400      25,100
  Valuation allowance               7,900          -           -
  Other differences, net           33,765      1,290       2,100
                               ----------    -------    --------
                               $(189,427)    $85,290    $278,600
                               ==========    =======    ========


                           (Continued)
                                                               10

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996



NOTE 4 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                1998     1997
                                                ----     ----
  Deferred tax liabilities
     Tax depreciation in excess of book     $411,800   $277,000
  Deferred tax assets
     Allowance for doubtful accounts          48,400     18,200
     Book amortization in excess of tax       56,000     13,300
     Stock options                            53,200      6,000
     Net operating loss                      226,100          -
     Inventory capitalization                 11,500          -
     State income taxes                       24,500          -
                                            --------   --------
                                             419,700     37,500
     Valuation allowance                      (7,900)         -
                                            --------   --------
                                             411,800     37,500
                                            --------   --------
       Net deferred tax liabilities         $      -   $239,500
                                            ========   ========

The Company's tax operating carryforward is approximately
$542,000 and expires in 2018.


NOTE 5 - COMMITMENTS

The Company leases its facility from a related party (see Note 6) under an operating lease expiring December 2007. This agreement provides for monthly payments of $37,500 through December 2002, increasing at the beginning of the second five years based on the change in the Consumer Price Index.

The Company leases real estate from R.J. Fitzpatrick under an operating lease expiring June 2008. This agreement provides for monthly payments of $13,000.

The following is a schedule by year of future minimum lease payments at December 31, 1998:

           1999                           $   612,171
           2000                               610,481
           2001                               606,000
           2002                               606,000
           2003                               606,000
           Thereafter                       2,502,000

Total rent expense for the years ending December 31, 1998, 1997 and 1996 was $605,021, $381,884 and $242,372, respectively.


                           (Continued)
                                                               11

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996


NOTE 6 - RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company's principal shareholder and an affiliated company wholly owned by the Company's principal shareholder (K&R). A summary of these transactions is as follows:

                                 1998        1997        1996
                                 ----        ----        ----

  Accounts receivable          $26,259     $ 34,667    $100,360
                               ========    ========    ========

  Accounts payable             $ 22,000    $ 23,000    $179,778
                               ========    ========    ========

  Notes payable                $210,000    $      -    $      -
                               ========    ========    ========

  Sales                        $     -     $      -    $204,386
                               ========    ========    ========

  Rent expense                 $450,000    $261,000    $184,000
                               ========    ========    ========

  Commission expense           $     -     $114,000    $177,000
                               ========    ========    ========

  Consulting fees              $240,000    $ 15,473    $ 53,000
                               ========    ========    ========

  Legal expenses               $      -    $  9,100    $ 16,000
                               ========    ========    ========

  Equipment acquisition        $250,000    $      -    $      -
                               ========    ========    ========

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

The Company's principal shareholder and Chief Executive Officer is compensated through consulting fees pursuant to a consulting agreement with K&R.

The Company had an agreement with K&R to manage all aspects of K&R's scrap recycling operations. The agreement provided that the Company pay a commission equal to 20% of the profits from K&R's scrap recycling operations. The Company included all revenue from the scrap recycling operations and the related commission fee in the consolidated statements of operations. The Company incurred commission expenses to K&R totaling $114,000 and $177,000 for the years ended December 31, 1997 and 1996 respectively. This agreement was canceled on July 1, 1997.

                           (Continued)
                                                               12

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996


NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

In January 1998, the Company entered into an agreement with K&R for consulting services related to the scrap metal and paper recycling operations and related equipment sales and services. The agreement is for a 10 year period and requires payments of $240,000 annually.

In September 1998, the Company purchased equipment from K&R for
$250,000.  The purchase was financed with a note from K&R. (Note
3)


NOTE 7 - EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute a maximum of 15% of their annual salary. Under the plan, the Company matches 10% of each employee's voluntary contributions. The Company's contributions to the plan for 1998, 1997 and 1996 were $11,126, $11,448 and $13,856, respectively.


NOTE 8 - ACQUISITIONS

On July 1, 1997, the Company entered an agreement with the principles of TMG Enterprises (TMG) d/b/a The Metal Center to purchase equipment for $1,100,000. The purchase price of $1,100,000 exceeded the fair value of the net assets acquired by $800,000. The excess is being amortized on the straight-line method over 15 years. Non-compete agreements of $500,000 represent the portion of the purchase price allocated to the arrangement whereby TMG's principals agreed not to compete with the Company for a period of five years. The cost is being amortized on the straight-line method over the term of the arrangement. The amount charged to expense in 1998 and 1997 was $100,000 and $50,000, respectively. The results of operations include the acquired operations from the date of acquisition. The pro forma disclosures required by APB No. 16 are not material.

On June 1, 1998, the Company entered an agreement with R.J. Fitzpatrick's Smelters to purchase equipment for $900,000, which approximated fair market value. Non-compete agreements of $511,782 represent the portion of the purchase price allocated to the agreement whereby the principal of R.J. Fitzpatrick's agreed not to compete with the company for a period of five years. The cost is being amortized on the straight-line method over the term of the arrangement. The amount charged to expense in 1998 was $51,178. The results of operations include the required operations from the date of acquisition. The pro forma disclosures required by APB No. 16 are not material.


                           (Continued)
                                                               13

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996


NOTE 9 - STOCK OPTION PLANS

During the years ended December 31, 1998, 1997 and 1996, the Company entered into various consulting agreements for certain strategic and advisory services. In conjunction with these agreements, the Company granted stock options to the consultants. For 1998 and 1997, the estimated fair value of these stock options at the date of grant was based on the Black-Scholes option pricing method with the following weighted average assumptions: risk free interest rate of 4.0%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .60, and a weighted average expected life of the options of 4 years. For 1996, the option price was based on the quoted market price of the Company's common stock at the date of grant. Due to the limited trading of the Company's stock, the quoted market price of the Company's common stock less the exercise price of the related stock option was used as the best estimate of each stock option's fair value at the date of grant. Because exercise prices of the stock options issued in 1998, 1997 and 1996 were below the market price of the Company's common stock at the dates of grant, consulting costs of $40,405, $16,875 and $100,625 were recorded for the years ended
December 31, 1998, 1997 and 1996, respectively. Because the stock options issued in 1998, 1997 and 1996 in conjunction with these consulting agreements were valued at fair value as would have been determined in accordance with SFAS No. 123, no pro forma disclosures related to net income and earnings per share for these years are necessary.

During 1997, the Company adopted an employee stock option plan under which the Company may grant options for up to 400,000 shares of common stock, 300,000 of which are reserved by the board of directors. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term of the option is five years.

The Company applies APB Opinion 25 in accounting for its employee stock option plan. Accordingly, no compensation cost has been recognized for the plan in 1998 or 1997.

The Company also issued options to purchase 25,000 shares of common stock to its president as a component of a two year employment agreement beginning in October 1997. The exercise price of each option is $1 per share and is exercisable over a five year period. Compensation cost charged to operations in 1988 and 1997 related to this option was $71,875 and $14,974 respectively.

During 1997, the Company issued options to purchase 100,000 shares of common stock to its acting Chief Executive Officer.
The exercise price is $5 per share and is exercisable through October 1999. Because the exercise price of these options was in excess of the market value of the Company's common stock on the date of grant, there were no compensation costs recorded in 1998 or 1997 related to these options.

                           (Continued)
                                                               14

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996


NOTE 9 - STOCK OPTION PLANS (Continued)

Had compensation costs been recorded on the employee stock options on the basis of fair market value pursuant to FASB
Statement No. 123, net income and earnings per share would have been reduced as follows:

                                             1998        1997
                                             ----        ----
  Net income
  ----------
     As reported                          $(507,019)   $137,136
                                          =========    ========

     Pro forma                            $(551,944)   $(145,684)
                                          =========    =========

  Basic Earnings Per Share
  ------------------------
     As reported                          $    (.26)   $    .07
                                          =========    ========

     Pro forma                            $    (.29)   $   (.08)
                                          =========    ========

  Diluted Earnings Per Share
  --------------------------
     As reported                          $    (.26)   $    .07
                                          =========    ========

     Pro forma                            $    (.28)   $   (.07)
                                          =========    ========

The above pro forma information is based on an estimated fair value of these stock options as of the date of grant using a Black-Scholes option pricing method with the following weighted average assumptions for 1998 and 1997: risk free interest rate of 4.0%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .60, and a weighted average expected life of the options of 4 years.

                           (Continued)
                                                               15

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996


NOTE 9 - STOCK OPTION PLANS (Continued)

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended
December 31, 1998, 1997 and 1996:

                                  Weighted                         Weighted
                                  Average    Option   Maximum      Average
                       Number      Option    Price    Term of     Grant Date
                         of        Price      Per     Options     Fair Value
                       Shares    Per Share   Share    Granted     of Options
                       ------    ---------   -----    -------     ----------

BALANCE AS OF
JANUARY 1, 1996        200,000       1.25     $ .50    2 years          -
                                           to $2.00

  Granted               70,000       5.00     $5.00   2 to 10       $2.93
                                                         years

  Exercised           (200,000)      1.25     $ .50    2 years      $   -
                      --------             to $2.00

BALANCE AS OF
DECEMBER 31, 1996       70,000       5.00     $5.00    2 to 10      $2.93
                                                         years

  Granted              225,000       4.55     $1.00     2 to 5      $5.19
                                           to $5.00      years

  Expired              (50,000)      5.00     $5.00    2 years
                       -------

BALANCE AS OF
DECEMBER 31, 1997      245,000       4.59     $1.00    2 to 10      $5.19
                                           to $5.00      years

  Granted              185,000       6.38     $6.00      2 to5      $2.19
                                           to $8.00      years
                       -------

BALANCE AS OF                                 $1.00    2 to 10
DECEMBER 31, 1998      430,000       5.36  to $8.00      years      $3.90
                       =======

As of December 31, 1998, the 430,000 options outstanding have exercise prices between $1 to $8 and a weighted-average remaining contractual life of 3.3 years.

The tax effect of income tax deductions for the year ended
December 31, 1996 related to the 1996 exercise of the non-employee stock options issued during the year ended December 31, 1995 was credited to additional paid-in capital.



                           (Continued)
                                                                         16

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996


NOTE 10 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

The following noncash investing and financing activities occurred during the years ended December 31, 1998, 1997 and 1996.


                                        1998         1997         1996

  Reclassification of deposits
   on operating equipment             $       -    $       -    $125,000

  Transfer of restricted investment
   in lieu of cash for payment of
   accounts payable to K&R                    -            -     100,000

  Fair value of stock options
   issued for employee and
   non-employee services                      -      128,776     117,500

  Income tax benefit related to
   exercise of nonemployee stock
  options                                     -            -     970,000

  Stock transferred by Company's
   principal shareholder for future
   consulting services to be provided
   to the Company                             -            -      42,500

  Acquisition of equipment from
   K&R by issuing note payable          250,000            -           -

  Acquisition of TMG Enterprises
   by issuing note payable                    -    1,600,000           -

  Acquisition of RJ Fitzpatrick
   Smelters by issuing note payable     511,782            -           -


                                (Continued)
                                                                         17

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1998, 1997 and 1996


NOTE 11 - PER SHARE DATA

The following illustrates the computation for earnings per share and earning per share assuming dilution.


                                         1998        1997         1996
                                         ----        ----         ----
EARNINGS PER SHARE
  Net income (loss)                 $  (507,019) $   137,136 $   460,836
  Weighted average shares
   outstanding                        1,929,600    1,929,600   1,837,933
                                     ----------   ----------  ----------

     Basic earnings per share       $      (.26) $       .07 $       .25
                                     ==========   ==========  ==========

EARNINGS PER SHARE ASSUMING DILUTION
  Net income (loss)                 $  (507,019) $   137,136 $   460,836
  Weighted average shares outstanding 1,929,600 1,929,600 1,837,933 Add dilutive effect of assumed
    exercising of stock options          31,717       28,595     106,522
                                     ----------   ----------  ----------
    Diluted average shares
     outstanding                      1,961,317    1,958,195   1,944,455
                                     ----------   ----------  ----------

    Earnings per share assuming
      dilution                      $      (.26) $       .07 $       .24
                                     ==========   ==========  ==========



NOTE 12 - SEGMENT INFORMATION

The Company's operations include three primary segments: ISA Recycling, Computerized Waste Systems (CWS), and Waste Equipment Sales & Service (WESSCO). ISA recycling provides products and services to meet the needs of its customers related to ferrous and non-ferrous recycling at two locations in the Midwest. CWS provides waste disposal services including contract negotiations with vendors, centralized billing, invoice auditing, and centralized dispatching. WESSCO sells, leases, and services waste handling and recycling equipment.

The Company's three reportable segments are determined by the products and services that each offers. The recycling segment generates its revenues based on buying and selling of ferrous and non-ferrous scrap, CWS's revenues consist of management fees charged to customers at a percentage of the total service provided, and WESSCO sales and lease income comprise the primary source of revenue for this segment.

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates segment performance based on profit or loss before income taxes and the evaluation process for each segment includes only direct expenses omitting any selling, general and administrative costs.

Revenue from two CWS customers in 1998, 1997 and 1996 represents approximately 65%, 80% and 73% of CWS revenues, respectively. At
December 31, 1998 and 1997, amounts due from these customers included in CWS accounts receivable were $2,337,266 and $2,102,934, respectively.


                           (Continued)
                                                                         18

    INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              December 31, 1998, 1997 and 1996


NOTE 12 - SEGMENT INFORMATION (Continued)

                                                           Waste
                                           Computerized  Equipment
                                   ISA        Waste       Sales &                   Segment
1998                            Recycling    Systems      Services     Other         Totals
----                            ---------    -------      --------     -----         ------

Recycling revenues             $19,167,893  $         - $         -  $         - $19,167,893
Equipment sales, services
  and leasing revenues                   -            -   1,930,869            -   1,930,869
Management fees                          -   44,106,218           -            -  44,106,218
Cost of goods sold             (18,204,999) (41,871,945) (1,380,946)           - (61,457,890)
                                ----------   ----------  ----------   ----------  ----------

Segment profit                 $   962,894  $ 2,234,273 $   549,923  $         - $ 3,747,090
                                ==========   ==========  ==========   ==========  ==========

Cash                           $   999,748  $    14,320 $         -  $         - $ 1,014,068
Accounts receivable              3,574,150    3,849,081           -       51,242   7,474,473
Inventory                        1,753,572            -     761,780            -   2,515,352
Net property and equipment       4,123,053       66,667     873,856            -   5,053,576
Non-compete agreements, net        810,604            -           -            -     810,604
Intangibles                        720,000            -           -            -     720,000
Income tax refund receivable             -            -           -      113,000     113,000
Other assets                        36,325      114,227           -      785,908   1,049,460
                                ----------   ----------  ----------   ----------  ----------

Segment assets                 $12,017,452  $ 4,044,295 $ 1,635,636  $   950,150 $18,647,533


1997
----

Recycling revenues             $11,513,600  $         - $         -  $         - $11,513,600
Equipment sales, services
  and leasing revenues                   -            -   1,633,756            -   1,633,756
Management fees                          -   32,064,237           -            -  32,064,237
Cost of goods sold             (10,141,882) (30,235,253)   (953,463)           - (41,330,598)
                                ----------   ----------  ----------   ----------  ----------

Segment profit                 $ 1,371,718  $ 1,828,984 $   680,293  $         - $ 3,880,995
                                ==========   ==========  ==========   ==========  ==========

Cash                           $   424,297  $    71,537 $         -  $         - $   495,834
Accounts receivable              2,374,804    2,601,646           -       52,319   5,028,769
Inventory                        1,759,727            -     752,099            -   2,511,826
Net property and equipment       2,959,309      116,667     566,736            -   3,642,712
Non-compete agreements, net        450,000            -           -            -     450,000
Intangibles                        773,333            -           -            -     773,333
Income tax refund receivable             -            -           -      164,737     164,373
Other assets                       108,720            -           -      717,093     825,813
                                ----------   ----------  ----------   ----------  ----------

Segment assets                 $ 8,850,190  $ 2,789,850 $ 1,318,835  $   934,149 $13,893,024
                                ==========   ==========  ==========   ==========  ==========


                               (Continued)

    INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              December 31, 1998, 1997 and 1996


NOTE 12 - SEGMENT INFORMATION (Continued)

                                                           Waste
                                           Computerized  Equipment
                                   ISA        Waste       Sales &                   Segment
1998                            Recycling    Systems      Services     Other         Totals
----                            ---------    -------      --------     -----         ------

Recycling revenues              $5,091,550  $         - $         -  $         - $ 5,091,550
Equipment sales, services
  and leasing revenues                   -            -   1,830,273            -   1,830,273
Management fees                          -   27,355,393           -            -  27,355,393
Cost of goods sold              (3,880,577) (24,727,047) (1,226,739)           - (29,834,363)
                                ----------   ----------  ----------   ----------  ----------

Segment profit                 $ 1,210,973  $ 2,628,346 $   603,534  $         - $ 4,442,853

                    SUPPLEMENTARY INFORMATION

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
                     VALUATION AND QUALIFYING ACCOUNTS
                       Year ended December 31, 1998

-----------------------------------------------------------------

                          Balance   Charged
                             at        to     Charged             Balance
                         Beginning   Costs       to                at End
                             of       and      Other                 of
                            Year    Expenses  Accounts Deductions   Year
                            ----    --------  -------- ----------   ----
Description
-----------

Allowance for doubtful
  accounts (deducted from
  accounts receivable)    $16,000  $100,000  $      -  $      -  $116,000
                           ======   =======   =======   =======   =======

Allowance for doubtful
  accounts (deducted from
  notes receivable)       $29,455  $      -  $      -  $(29,455) $      -
                           ======   =======   =======   =======   =======

                                                    EXHIBIT 10.13

THIS OPTION HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT"). IT MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THIS OPTION UNDER THE ACT OF AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.


100,000 Shares                            Exercise Price:  $5.00
--------------                            ----------------------

                     STOCK OPTION AGREEMENT

     THIS STOCK OPTION AGREEMENT (the "Option Agreement") made and effective as of the 31st day of October, 1997 (the "Effective Date"), between INDUSTRIAL SERVICES OF AMERICA, INC., (the "Corporation"), being incorporated under the laws of the State of Florida, maintaining its principal place of business at 7100 Grade Lane, Louisville, Kentucky 40213; and GLENN BIERMAN ("Consultant") located at 725 Fifth Avenue, New York, New York 10022.

                           WITNESSETH:

     WHEREAS, the variety of services rendered by Consultant, including general business opportunity evaluation, merger and acquisition "finder" services, represents an important and valuable aid to the conduct of the Corporation's business enterprise, and as such Corporation deems it to be in the best interests of the Corporation to secure the services of Consultant; and

     WHEREAS, the Corporation desires to enter into this Option Agreement with the Consultant containing the terms and conditions hereinafter set forth, and to grant to Consultant an option to purchase shares of the Common Stock of the Corporation (the "Common Stock").

     NOW, THEREFORE, in consideration of the promises and mutual agreements of the parties herein contained, and for other good and valuable consideration, the parties agree as follows:

     1. GRANT OF OPTION. In consideration of the foregoing, the Corporation hereby grants and issues to Consultant the right at his option (hereinafter referred to as the "Option") to purchase up to an aggregate of

100,000 Shares of Common Stock ($.01 par value) of the Corporation at a price of $5.00 per share all of which Option shall be exercisable, in whole or in part at any time prior to October 31, 1999 (the "Expiration Date").

     2. METHOD OF EXERCISING OPTION. The Option may be exercised, in whole or in part at any time prior to 3:00 p.m. Louisville, Kentucky Time on the Expiration Date, by giving written notice to the Corporation to that effect. The Option evidenced hereby shall be exercisable by the delivery to and receipt by the Corporation of (a) this original Option Agreement
(b) a written Notice of Election to Exercise (the "Notice of Election") in the form set forth on the Schedule 1 to Option Agreement, to this option, attached hereto and incorporated herein by reference, specifying the number of Shares to be purchased in not less than one thousand (1,000) share denominations (c) payment of the full purchase price, either by federal funds wire transfer to the bank depository to be specified by the Corporation or by certified check, U.S. funds, payable to the order of the Corporation. If the Notice of Exercise is for less than the total of 100,000 Shares, and the time for exercise has not expired, the Corporation shall provide the Consultant with a new or revised Option Agreement for the balance of the Shares then remaining unexercised, upon the same terms and conditions as herein.

     3. CORPORATION'S REPRESENTATION. The Corporation represents that it will use its best efforts to prepare, file, and maintain with the appropriate regulatory authorities an effective Registration Statement on Form S-8, or other applicable form (the "Registration Statement"), for the shares of its Common Stock underlying the Option granted by the Option Agreement, such Registration Statement to allow for the immediate resale of the shares subject to the Option Agreement. In addition, in connection with any registration statement of the Corporation to be used to offer and sell Common Stock ($.01 par value) for cash, Consultant may serve written notice upon the Corporation and request that all or part of the underlying Shares be included in the first such Registration Statement which the Corporation shall prepare and file with the Securities and Exchange Commission subsequent to the date hereof satisfying the prior conditions hereof. The number of Shares subject to the Option that may be included in any such Registration Statement shall be the sole decision of any underwriter selected by the Corporation for the offer and sale of the Shares included in any such Registration Statement of the Corporation for which the Consultant has piggyback registration rights. All expenses associated with the registration of the Option and the underlying Shares shall be borne by the Corporation.

     4.   NON-ASSIGNMENT; INVESTMENT PURPOSE

          4.1 Except as otherwise expressly provided above, Consultant agrees on behalf of himself and of any other person or persons claiming any benefits by virtue of this Option Agreement, that this Option Agreement and the rights, interests and benefits under it shall not be assigned, transferred, pledged, or hypothecated in any way by Consultant or any other person claiming under Consultant by virtue hereof. Such rights, interests or benefits shall not be subject to execution, attachment, or similar process. Any attempted assignment, transfer, pledge, or hypothecation, or other disposition of this Option Agreement or of such rights, interests, and benefits contrary to the preceding provisions, or the levy or any attachment or similar process thereupon, shall be null and void and without any legal effect.

          4.2 The purchaser represents and warrants that it is purchasing the Shares for investment and not with a view to distribution thereof and understands and acknowledges that in the absence of an effective Registration Statement as to the Shares underlying this Option the Stock Certificate(s) representing the Shares shall bear the following legend:

     THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED OR QUALIFIED FOR SALE UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY STATE SECURITIES OR BLUE SKY LAWS, AND MAY NOT BE SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EXEMPTION FROM REGISTRATION OR QUALIFICATION THEREUNDER. THE CORPORATION MAY REQUIRE, AS A CONDITION TO THE TRANSFER OF THIS CERTIFICATE, AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION TO THE EFFECT THAT SUCH TRANSFER WILL NOT BE IN VIOLATION OF THE ACT OR ANY SUCH LAWS.

     5. NOTICES. All notices required to be given by either party shall be in writing and delivered by registered, certified or overnight express mail, return receipt requested, to the party being noticed at the address set forth in the first paragraph of this Option Agreement. Any notice to the Corporation shall be addressed to the attention of the President. Either party may effect a change in such address by a prior written notice.

     6.   BINDING ACCEPTANCE.  By acceptance of this signed
Option Agreement, the Consultant does hereby agree to be bound by all of the terms and conditioned set forth herein.

     7. GOVERNING LAW. This Option Agreement shall be construed under the laws of the Commonwealth of Kentucky, without giving effect to the principles of conflict of laws thereof.

     8. CONSENT TO JURISDICTION AND SERVICE OF PROCESS. This Option Agreement has been entered into in the Commonwealth of Kentucky and validity, interpretation and legal effect of this Option Agreement will be governed by the laws of the Commonwealth of Kentucky applicable to contracts entered into within the Commonwealth of Kentucky. Any dispute under this Option Agreement shall be resolved by arbitration conducted in the City of Louisville and the Commonwealth of Kentucky by the American Arbitration Association. Any action or other proceeding which involves such a controversy will be brought only in said jurisdiction, and not elsewhere, and the parties hereto waive any objections on the grounds of lack of jurisdiction, lack of venue, or forum non-conveniens or any similar grounds. Any process including, without limitation, any summons or subpoena in any such action or proceeding may, among other methods, be served upon you by delivering it or mailing it, be registered or certified mail, directed to the address on page one (1) of this Option Agreement. Any such delivery or mail service will be deemed to have the same force and effect as personal service within the Commonwealth of Kentucky. Notwithstanding the foregoing, if we become a party in any action or proceeding, including without limitation, any arbitration instituted by any third party in any court or forum or in any matter as to which we may be entitled to indemnification by you under this Option Agreement or otherwise, you hereby irrevocably consent to the jurisdiction of each such court or other forum, wherever located, and you agree not to raise the defense of lack of jurisdiction, lack of venue or forum non-conveniens or any similar grounds.
The grant of options hereunder shall be subject to (i) any and all applicable state and federal laws; (ii) the guidance and advise of ISA's independent auditors; and (iii) the guidance and advise of ISA's securities counsel and auditors. This Agreement, including the attached schedule, sets forth the entire agreement of the parties with respect to the compensation to which Consultant is entitled with respect to services he has rendered or is rendering to the Corporation, supersedes all prior agreements between the Corporation, or its affiliates, and Consultant concerning that subject matter, and may be modified or amended only by a written instrument signed by each party. By execution of this Agreement, Consultant agrees to accept the Option in full and complete satisfaction of any right to purchase shares of Common Stock to which he might be entitled from the Corporation or its affiliates as compensation for consulting services. You agree to hold the Corporation and its affiliates harmless from any claims or liabilities that might arise as a result of the services you have rendered for or on behalf of the Corporation.

IN WITNESS WHEREOF, the Corporation has executed this Option
Agreement by its duly authorized corporate officer on the 31st day of October, 1997.


                         INDUSTRIAL SERVICES OF AMERICA, INC.


                         By: /s/ Harry Kletter
                            ----------------------------------
                         Title:  Harry Kletter
                                 President


                         Accepted By:



                         /s/ Glenn Bierman
                         --------------------------------------
                         Glenn Bierman

              SCHEDULE 1 TO STOCK OPTION AGREEMENT


                 NOTICE OF ELECTION TO EXERCISE



TO:  Industrial Services of America, Inc.
     7100 Grade Lane
     Louisville, Kentucky  40213


     The Undersigned Purchaser hereby elects to purchase
                                                         -------
shares (the "Shares") of the Common Stock ($.01 par value) of Industrial Services of America, Inc. (the "Corporation") pursuant to the terms of the Stock Option Agreement (the "Option"), dated
as of                      , 199  , by and between the
      ---------------------     --
undersigned and the Corporation, (which Option must be surrendered with this Notice of Election to Exercise).


     Payment in Full (U.S. Funds) is hereby tendered in the
aggregate sum of $            which sum represents the Shares
                  -----------
 (maximum 100,000) time the per Share purchase price of $5.00 by:

     (  ) Certified Check or (  ) Federal Funds Wire Transfer
      --                      --
          to the Corporation's depository bank in accordance with your prior written instructions.

     (  ) By Delivery vs. Payment at:
      --                             -------------------------

                        or Account #:
                                     -------------------------

You are hereby requested to issue a certificate representing the Shares in the name(s), and to the address(es) as specified below:

Name:
     -----------------------------------------------------------

Street:                                 Number of Shares:
       ---------------------------------                 -------

City:                                   State:         Zip:
     -----------------------------------      ---------    -----

Social Security or Tax I.D. Number:
                                   -----------------------------


     Purchaser acknowledges that no formal memorandum, prospectus or offering document of any kind has been delivered by the Corporation with specific regard to this option exercise. However, by virtue of the Purchaser's sufficient business and other information has been made available by the Corporation to enable Purchaser to fully evaluate the investment potential of the Shares being acquired. The Corporation's representatives have provided information and answered all material questions.


Date:               , 19
     ---------------    --    ---------------------------------

     If no registration statement as to the Option and the Shares is effective as of the date of exercise, include the following paragraph:

     The purchaser represents and warrants that it is purchasing the Shares for investment and not with a view to distribution thereof and understands and acknowledges that the Stock
Certificates(s) representing the Shares shall bear the following legend:

     The shares represented by this certificate have not been registered or qualified for sale under the Securities Act of 1933, as amended (the "Act"), or any state securities or blue sky laws, and may not be sold, transferred or otherwise disposed of except pursuant to an exemption from registration or qualification thereunder. The Corporation may require, as a condition to transfer of this certificate, an opinion of counsel satisfactory to the Corporation to the effect that such transfer will not be in violation of the Act or any such laws.

                                                    EXHIBIT 10.14

THIS OPTION HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT"). IT MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THIS OPTION UNDER THE ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.


25,000 Shares                             Exercise Price:  $1.00
-------------                             ----------------------

                     STOCK OPTION AGREEMENT

     THIS STOCK OPTION AGREEMENT (the "Option Agreement") made and effective as of the 27th day of October 1997 (the "Effective Date"), between INDUSTRIAL SERVICES OF AMERICA, INC., (the "Corporation"), being incorporated under the laws of the State of Florida, maintaining its principal place of business at 7100 Grade Lane, Louisville, Kentucky 40213; and SEAN GARBER (Employee).

                           WITNESSETH:

     WHEREAS, as set forth in the Employment Agreement dated
October 15, 1997, between the Company and the Employee; and

     WHEREAS, the Corporation desires to enter into this Option Agreement with the Employee containing the terms and conditions hereinafter set forth, and to grant to Employee an option to purchase shares of the Common Stock of the Corporation (the "Common Stock").

     NOW, THEREFORE, in consideration of the promises and mutual agreements of the parties herein contained, and for other good and valuable consideration, the parties agree as follows:

     1. GRANT OF OPTION. In consideration of the foregoing, the Corporation hereby grants and issues to Employee the right at his option (hereinafter referred to as the "Option") to purchase up to an aggregate of 25,000 Shares of Common Stock ($.01 par value) of the Corporation at a price of $1.00 per share all of which Option shall be exercisable, in whole or in part at any time prior to October 26, 2002 (the "Expiration Date").

          1. ANTI-DILUTION PROVISION. The number of shares of Common Stock (the "Shares") underlying the option shall be proportionately increased in the event that the Corporation causes to be issued additional Shares in the form of a stock dividend, stock splits, option exercise at less than book value, or other such reclassification; or conversely, proportionately decreased in the event of a split or reclassification.

     2. METHOD OF EXERCISING OPTION. The Option may be exercised, in whole, or in part at any time prior to 3:00 p.m. Louisville, Kentucky Time on the Expiration Date, by giving written notice to the Corporation to that effect. The Option evidenced hereby shall be exercisable by the delivery to and receipt by the Corporation of (a) this original Option Agreement
(b) a written Notice of Election to Exercise (the "Notice of Election") in the form set forth on the Schedule 1 to Option Agreement, to this option, attached hereto and incorporated herein by reference, specifying the number of Shares to be purchased in not less than one thousand (1,000) share denominations (c) payment of the full purchase price, either by federal funds wire transfer to the bank depository to be specified by the Corporation, or on such other terms as may be acceptable to the Corporation. If the Notice of Exercise is for less than the total of 25,000 Shares, and the time for exercise has not expired, the Corporation shall provide the Employee with a new or revised Option Agreement for the balance of the Shares then remaining unexercised, upon the same terms and conditions as herein.

     3. CORPORATION'S REPRESENTATION. The Corporation represents that it will use its best efforts to prepare, file, and maintain with the appropriate regulatory authorities an effective Registration Statement on Form S-8, or other applicable form (the "Registration Statement"), for the shares of its Common Stock underlying the Option granted by this Option Agreement, such Registration Statement to allow for the immediate resale of the shares subject to the Option Agreement. In addition, in connection with any registration statement of the Corporation to be used to offer and sell Common Stock ($.01 par value) for cash, Employee may serve written notice upon the Corporation and request that all or part of the underlying Shares be included in the first such Registration Statement which the corporation shall prepare and file with the Securities and Exchange Commission subsequent to the date hereof satisfying the prior conditions hereof. The number of Shares subject to the Option that may be included in any such Registration Statement shall be the sole decision of any underwriter selected by the Corporation for the offer and sale of the Shares included in any such Registration Statement of the Corporation for which the Employee has piggyback registration rights. All expenses associated with the registration of the Option and the underlying Shares shall be borne by the Corporation.

     4.   NON-ASSIGNMENT; INVESTMENT PURPOSE

          4.1 Except as otherwise expressly provided above, Employee agrees on behalf of himself and of any other person or persons claiming any benefits by virtue of this Option Agreement, that this Option Agreement and the rights, interests and benefits under it shall not be assigned, transferred, pledged, or hypothecated in any way by Employee or any other person claiming under Employee by virtue hereof. Such rights, interests or benefits shall not be subject to execution, attachment, or similar process. Any attempted assignment, transfer, pledge, or hypothecation, or other disposition of this Option Agreement or of such rights, interests, and benefits contrary to the preceding provisions, or the levy of any attachment or similar process thereupon, shall be null and void and without any legal effect.

          4.2 The purchaser represents and warrants that it is purchasing the Shares for investment and not with a view to distribution thereof and understands and acknowledges that in the absence of an effective Registration Statement as to the Shares underlying this Option the Stock Certificate(s) representing the Shares shall bear the following legend:

     THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED OR QUALIFIED FOR SALE UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY STATE SECURITIES OR BLUE SKY LAWS, AND MAY NOT BE SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EXEMPTION FROM REGISTRATION OR QUALIFICATION THEREUNDER. THE CORPORATION MAY REQUIRE, AS A CONDITION TO THE TRANSFER OF THIS CERTIFICATE, AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION TO THE EFFECT THAT SUCH TRANSFER WILL NOT BE IN VIOLATION OF THE ACT OR ANY SUCH LAWS.

     5. NOTICES. All notices required to be given by either party shall be in writing and delivered by registered, certified or overnight mail, return receipt requested, to the party being noticed at the address set forth in the first paragraph of this Option Agreement. Any notice to the Corporation shall be addressed to the attention of the President. Either party may effect a change in such address by prior written notice.

     6.   BINDING ACCEPTANCE.  By acceptance of this signed
Option Agreement, the Employee does hereby agree to be bound by all of the terms and conditioned set forth herein.

     7. GOVERNING LAW. This Option Agreement shall be construed under the laws of the Commonwealth of Kentucky, without giving effect to the principles of conflict of laws thereof.

     8. CONSENT TO JURISDICTION AND SERVICE OF PROCESS. This Option Agreement has been entered into in the Commonwealth of Kentucky and validity, interpretation and legal effect of this Option Agreement will be governed by the laws of the Commonwealth of Kentucky applicable to contracts entered into within the Commonwealth of Kentucky. Any dispute under this Option Agreement shall be resolved by arbitration conducted in the City of Louisville and the Commonwealth of Kentucky by the American Arbitration Association. Any action or other proceeding which involves such a controversy will be brought only in said jurisdiction, and not elsewhere, and the parties hereto waive any objections on the grounds of lack of jurisdiction, lack of venue, or forum non-conveniens or any similar grounds. Any process including, without limitation, any summons or subpoena in any such action or proceeding may, among other methods, be served upon you by delivering it or mailing it, by registered or certified mail, directed to the address on page one (1) of this Option Agreement. Any such delivery or mail service will be deemed to have the same force and effect as personal service within the Commonwealth of Kentucky. Notwithstanding the foregoing, if we become a party in any action or proceeding, including without limitation, any arbitration instituted by any third party in any court or forum or in any matter as to which we may be entitled to indemnification by you under this Option Agreement or otherwise, you hereby irrevocably consent to the jurisdiction of each such court or other forum, wherever located, and you agree not to raise the defense of lack of jurisdiction, lack of venue or forum non-conveniens or any similar grounds.

IN WITNESS WHEREOF, the Corporation has executed this Option
Agreement by its duly authorized corporate officer on the 27th day of October, 1997.


                         INDUSTRIAL SERVICES OF AMERICA, INC.


                         By: /s/ Harry Kletter
                            ---------------------------------
                         Title:  Harry Kletter
                                 President



                         Accepted By:


                         /s/ Sean Garber
                         ------------------------------------
                         Sean Garber

              SCHEDULE 1 TO STOCK OPTION AGREEMENT


                 NOTICE OF ELECTION TO EXERCISE



TO:  Industrial Services of America, Inc.
     7100 Grade Lane
     Louisville, Kentucky  40213


     The Undersigned Purchaser hereby elects to purchase
                                                         -------
shares (the "Shares") of the Common Stock ($.01 par value) of Industrial Services of America, Inc. (the "Corporation") pursuant to the terms of the Stock Option Agreement (the "Option"), dated
as of                      , 1997, by and between the
      ---------------------
undersigned and the Corporation, (which Option must be surrendered with this Notice of Election to Exercise).


     Payment in Full (U.S. Funds) is hereby tendered in the
aggregate sum of $            which sum represents the Shares
                  -----------
 (maximum 25,000) times the per Share purchase price of $1.00 by:

     (  ) Certified Check or (  ) Federal Funds Wire Transfer
      --                      --
          to the Corporation's depository bank in accordance with your prior written instructions.

     (  ) By Delivery vs. Payment at:
      --                             -------------------------

                        or Account #:
                                     -------------------------

You are hereby requested to issue a certificate representing the Shares in the name(s), and to the address(es) as specified below:

Name:
     -----------------------------------------------------------

Street:                                 Number of Shares:
       ---------------------------------                 -------

City:                                   State:         Zip:
     -----------------------------------      ---------    -----

Social Security or Tax I.D. Number:
                                   -----------------------------


     Purchaser acknowledges that no formal memorandum, prospectus or offering document of any kind has been delivered by the Corporation with specific regard to this option exercise. However, by virtue of the Purchaser's consulting relationship with, and activities on behalf of the Corporation, sufficient business and other information has been made available by the Corporation to enable Purchaser to fully evaluate the investment potential of the Shares being acquired. The Corporation's representatives have provided information and answered all material questions.


Date:               , 19
     ---------------    --    ---------------------------------

     If no registration statement as to the Option and the Shares is effective as of the date of exercise, include the following paragraph:

     The purchaser represents and warrants that it is purchasing the Shares for investment and not with a view to distribution thereof and understands and acknowledges that the Stock
Certificates(s) representing the Shares shall bear the following legend:

     The shares represented by this certificate have not been registered or qualified for sale under the Securities Act of 1933, as amended (the "Act"), or any state securities or blue sky laws, and may not be sold, transferred or otherwise disposed of except pursuant to an exemption from registration or qualification thereunder. The Corporation may require, as a condition to transfer of this certificate, an opinion of counsel satisfactory to the Corporation to the effect that such transfer will not be in violation of the Act or any such laws.

                                                    EXHIBIT 10.15

THIS OPTION HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933 (THE "ACT"). IT MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THIS OPTION UNDER THE ACT OF AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.

100,000 Shares                            Exercise Price:  $5.00
--------------                            ----------------------

                     STOCK OPTION AGREEMENT


     THIS STOCK OPTION AGREEMENT (the "Option Agreement") made and effective as of the 31st day of October, 1997 (the "Effective Date"), between INDUSTRIAL SERVICES OF AMERICA, INC. (the "Corporation"), being incorporated under the laws of the State of Florida, maintaining its principal place of business at 7100 Grade Lane, Louisville, Kentucky 40213; and SEAN GARBER ("Employee").

                           WITNESSETH:

     WHEREAS, the variety of services rendered by Employee, including general business, management and business opportunity evaluation, merger and acquisition "finder" services, represents an important valuable aid to the conduct of the Corporation's business enterprise, and as such Corporation deems it to be in the best interests of the Corporation to secure the services of the Employee; and

     WHEREAS, the Corporation desires to enter into this Option Agreement with the Employee containing the terms and conditions hereinafter set forth, and to grant to Employee an option to purchase shares of the Common Stock of the Corporation (the "Common Stock").

     NOW, THEREFORE, in consideration of the promises and mutual agreements of the parties herein contained, and for other good and valuable consideration, the parties agree as follows:

     1. GRANT OF OPTION. In consideration of the foregoing, the Corporation hereby grants and issues to Employee the right at his option (hereinafter referred to as the "Option") to purchase up to an aggregate of 100,000 Shares of Common Stock ($.01 par value) of the Corporation at a price of $5.00 per share all of which Option shall be exercisable, in whole or in part at any time prior to October 31, 20002 (the "Expiration Date").

     2. METHOD OF EXERCISING OPTION. The Option may be exercised, in whole, or in part at any time prior to 3:00 p.m. Louisville, Kentucky Time on the Expiration Date, by giving written notice to the Corporation to that effect. The Option evidenced hereby shall be exercisable by the delivery to and receipt by the Corporation of (a) this original Option Agreement
(b) a written Notice of Election to Exercise (the "Notice of Election") in the form set forth on the Schedule 1 to Option Agreement, to this option, attached hereto and incorporated herein by reference, specifying the number of Shares to be purchased in not less than one thousand (1,000) share denominations (c) payment of the full purchase price, either by federal funds wire transfer to the bank depository to be specified by the Corporation or by certified check, U.S. funds, payable to the order of the Corporation. If the Notice of Exercise is for less than the total of 100,000 Shares, and the time for exercise has not expired, the Corporation shall provide the Employee with a new or revised Option Agreement for the balance of the Shares then remaining unexercised, upon the same terms and conditions as herein.

     3. CORPORATION'S REPRESENTATION. The Corporation represents that it will use its best efforts to prepare, file, and maintain with the appropriate regulatory authorities an effective Registration Statement on Form S-8, or other applicable form (the "Registration Statement"), for the shares of its Common Stock underlying the Option granted by this Option Agreement, such Registration Statement to allow for the immediate resale of the shares subject to the Option Agreement. In addition, in connection with any registration statement of the Corporation to be used to offer and sell Common Stock ($.01 par value) for cash, Employee may serve written notice upon the Corporation and request that all or part of the underlying Shares be included in the first such Registration Statement which the Corporation shall prepare and file with the Securities and Exchange Commission subsequent to the date hereof satisfying the prior conditions hereof. The number of Shares subject to the Option that may be included in any such Registration Statement shall be the sole decision of any underwriter selected by the Corporation for the offer and sale of the Shares included in any such Registration Statement of the Corporation for which the Employee has piggyback registration rights. All expenses associated with the registration of the Option and the underlying Shares shall be borne by the Corporation.

     4.   NON-ASSIGNMENT; INVESTMENT PURPOSE

          4.1 Except as otherwise expressly provided above, Employee agrees on behalf of himself and of any other person or persons claiming any benefits by virtue of this Option Agreement, that this Option Agreement and the rights, interests and benefits under it shall not be assigned, transferred, pledged, or hypothecated in any way by Employee or any other person claiming under Employee by virtue hereof. Such rights, interests or benefits shall not be subject to execution, attachment, or similar process. Any attempted assignment, transfer, pledge, or hypothecation, or other disposition of this Option Agreement or of such rights, interests, and benefits contrary to the preceding provisions, or the levy or any attachment or similar process thereupon shall be null and void and without any legal effect.

          4.2 The purchaser represents and warrants that it is purchasing the Shares for investment and not with a view to distribution thereof and understands and acknowledges that in the absence of an effective Registration Statement as to the Shares underlying this Option the Stock Certificate(s) representing the Shares shall bear the following legend:

     THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED OR QUALIFIED FOR SALE UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"), OR ANY STATE SECURITIES OR BLUE SKY LAWS, AND MAY NOT BE SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF EXCEPT PURSUANT TO AN EXEMPTION FROM REGISTRATION OR QUALIFICATION THEREUNDER. THE CORPORATION MAY REQUIRE, AS A CONDITION TO THE TRANSFER OF THIS CERTIFICATE, AN OPINION OF COUNSEL SATISFACTORY TO THE CORPORATION TO THE EFFECT THAT SUCH TRANSFER WILL NOT BE IN VIOLATION OF THE ACT OR ANY SUCH LAWS.

     5. NOTICES. All notices required to be given by either party shall be in writing and delivered by registered, certified or overnight express mail, return receipt requested, to the party being noticed at the address set forth in the first paragraph of this Option Agreement. Any notice to the Corporation shall be addressed to the attention of the President. Either party may effect a change in such address by a prior written notice.

     7. GOVERNING LAW. This Option Agreement shall be construed under the laws of the Commonwealth of Kentucky, without giving effect to the principles of conflict of laws thereof.

     8. CONSENT TO JURISDICTION AND SERVICE OF PROCESS. This Option Agreement has been entered into in the Commonwealth of Kentucky and validity, interpretation and legal effect of this Option Agreement will be governed by the laws of the Commonwealth of Kentucky applicable to contracts entered into within the Commonwealth of Kentucky. Any dispute under this Option Agreement shall be resolved by arbitration conducted in the City of Louisville and the Commonwealth of Kentucky by the American Arbitration Association. Any action or other proceeding which involves such a controversy will be brought only in said jurisdiction, and not elsewhere, and the parties hereto waive any objections on the grounds of lack of jurisdiction, lack of venue, or forum non-conveniens or any similar grounds. Any process including, without limitation, any summons or subpoena in any such action or proceeding may, among other methods, be served upon you by delivering it or mailing it, by registered or certified mail, directed to the address on page one (1) of this Option Agreement. Any such delivery or mail service will be deemed to have the same force and effect as personal service within the Commonwealth of Kentucky. Notwithstanding the foregoing, if we become a party in any action or proceeding, including without limitation, any arbitration instituted by any third party in any court or forum or in any matter as to which we may be entitled to indemnification by you under this Option Agreement or otherwise, you hereby irrevocably consent to the jurisdiction of each such court or other forum, wherever located, and you agree not to raise the defense of lack of jurisdiction, lack of venue or forum non-conveniens or any similar grounds.
The grant of options hereunder shall be subject to (i) any and all applicable state and federal laws; (ii) the guidance and advise of ISA's independent auditors; and (iii) the guidance and advise of ISA's securities counsel and auditors. This Agreement, including the attached schedule, sets forth the entire agreement of the parties with respect to the compensation to which Employee is entitled with respect to services he has rendered or is rendering to the Corporation, supersedes all prior agreements between the Corporation, or its affiliates, and Employee concerning that subject matter, and may be modified or amended only by a written instrument signed by each party. By execution of this Agreement, Employee agrees to accept the Option in full and complete satisfaction of any right to purchase shares of Common Stock to which he might be entitled from the Corporation or its affiliates as compensation for consulting services. You agree to hold the Corporation and its affiliates harmless from any claims or liabilities that might arise as a result of the services you have rendered for or on behalf of the Corporation.

IN WITNESS WHEREOF, the Corporation has executed this Option
Agreement by its duly authorized corporate officer on the 31st day of October, 1997.


                         INDUSTRIAL SERVICES OF AMERICA, INC.


                         By: /s/ Harry Kletter
                            ---------------------------------
                         Title:  Harry Kletter
                                 President



                         Accepted By:


                         /s/ Sean Garber
                         ------------------------------------
                         Sean Garber

              SCHEDULE 1 TO STOCK OPTION AGREEMENT


                 NOTICE OF ELECTION TO EXERCISE



TO:  Industrial Services of America, Inc.
     7100 Grade Lane
     Louisville, Kentucky  40213


     The Undersigned Purchaser hereby elects to purchase
                                                         -------
shares (the "Shares") of the Common Stock ($.01 par value) of Industrial Services of America, Inc. (the "Corporation") pursuant to the terms of the Stock Option Agreement (the "Option"), dated
as of                      , 199  , by and between the
      ---------------------     --
undersigned and the Corporation, (which Option must be surrendered with this Notice of Election to Exercise).


     Payment in Full (U.S. Funds) is hereby tendered in the
aggregate sum of $            which sum represents the Shares
                  -----------
 (maximum 25,000) times the per Share purchase price of $1.00 by:

     ( ) Certified Check or ( ) Federal Funds Wire Transfer to the Corporation's depository bank in accordance with your prior written instructions.

     (  ) By Delivery vs. Payment at:
                                     -------------------------

                        or Account #:
                                     -------------------------

You are hereby requested to issue a certificate representing the Shares in the name(s), and to the address(es) as specified below:

Name:
     -----------------------------------------------------------

Street:                                 Number of Shares:
       ---------------------------------                 -------

City:                                   State:         Zip:
     -----------------------------------      ---------    -----

Social Security or Tax I.D. Number:
                                   -----------------------------


     Purchaser acknowledges that no formal memorandum, prospectus or offering document of any kind has been delivered by the Corporation with specific regard to this option exercise. However, by virtue of the Purchaser's consulting relationship with, and activities on behalf of the Corporation, sufficient business and other information has been made available by the Corporation to enable Purchaser to fully evaluate the investment potential of the Shares being acquired. The Corporation's representatives have provided information and answered all material questions.


Date:               , 19
     ---------------    --    ---------------------------------

     If no registration statement as to the Option and the Shares is effective as of the date of exercise, include the following paragraph:

     The purchaser represents and warrants that it is purchasing the Shares for investment and not with a view to distribution thereof and understands and acknowledges that the Stock
Certificates(s) representing the Shares shall bear the following legend:

     The shares represented by this certificate have not been registered or qualified for sale under the Securities Act of 1933, as amended (the "Act"), or any state securities or blue sky laws, and may not be sold, transferred or otherwise disposed of except pursuant to an exemption from registration or qualification thereunder. The Corporation may require, as a condition to transfer of this certificate, an opinion of counsel satisfactory to the Corporation to the effect that such transfer will not be in violation of the Act or any such laws.

                                                    EXHIBIT 10.16

               AMENDMENT NO. 1 TO OPTION AGREEMENT


     This Amendment No. 1 to Stock Option Agreement dated October 15, 1997, made and effective as of the 5th day of February, 1998 (the "Amendment"), between INDUSTRIAL SERVICES OF AMERICA, INC. (the "Corporation"), maintaining its principal place of business at 7100 Grade Lane, Bldg. #2, Louisville, Kentucky 40213; and SEAN GARBER ("Employee"), residing at 4403 Water Crest Court, Louisville, Kentucky 40241.

                           WITNESSETH:

     WHEREAS the Corporation and Employee entered into a Stock
Option Agreement dated October 15, 1997 ("Stock Option
Agreement"); and

     WHEREAS under the Stock Option Agreement both the Corporation and Employee desire to amend the Stock Option
Agreement with respect to certain provisions contained therein;

     NOW THEREFORE in consideration of the above recitals and the mutual agreements herein contained and for other good and valuable consideration, the parties hereby agree as follows:

     1. Section1 of the Stock Option Agreement is hereby amended to read in its entirety as follows:

          1.   GRANT OF OPTION.  In consideration of
          the foregoing, the Corporation hereby grants and issues to Employee the right at his option (hereinafter referred to as the "Option") to purchase up to an aggregate of 100,000 Shares of Common Stock ($.01 par value) of the Corporation at a price of $5.00 per share all of which Option shall be exercisable, in whole or in part at any time prior to October 31, 2002 (the "Expiration
          Date").

     2. Other than is set forth in this Amendment, all the terms, conditions, rights, duties, responsibilities and obligations set forth in the Stock Option Agreement remain in full force and effect.

     IN WITNESS WHEREOF, the Corporation has executed this Amendment by its duly authorized corporate officer as of the date set forth above.

                         "Corporation"

                         INDUSTRIAL SERVICES OF AMERICA, INC.



                         By: /s/ Harry Kletter
                            -------------------------------------
                            Harry Kletter, Chairman of the Board
                              Of Directors


                         Accepted by:

                         "Employee"


                         /s/ Sean Garber
                         ----------------------------------------

                                                    EXHIBIT 10.17

THIS OPTION HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). IT MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THE OPTION UNDER THE ACT OR AN OPINION OF COUNSEL SATISFACTORY TO THE INDUSTRIAL SERVICES OF AMERICA, INC. THAT SUCH REGISTRATION IS NOT REQUIRED.


500,000 Shares                            Exercise Price:  $5.00
--------------                            ----------------------

                     STOCK OPTION AGREEMENT


     THIS STOCK OPTION AGREEMENT (the "Agreement") made and effective as of the 16th day of February, 1998 (the "Effective Date"), between INDUSTRIAL SERVICES OF AMERICA, INC. ("ISA"), being a Florida corporation, maintaining its principal place of business at 7100 Grade Lane, Louisville, Kentucky 40213; and HARRY KLETTER ("Kletter"), a Kentucky resident of 1208 Park Hills Court, Louisville, Kentucky 40207.

                           WITNESSETH:

     Kletter has provided valuable services to ISA, and ISA desires to award Kletter and provide additional incentives to Kletter as provided herein. Additionally, the variety of services rendered by Kletter, including services requested by ISA, including those services to be delivered by Kletter in the future represents an important and valuable aid to the conduct of ISA's business and as such ISA deems it to be in its best interest to secure the services of Kletter. ISA desires to enter into this Option Agreement with Kletter containing the terms and conditions hereinafter set forth, and to grant to Kletter an option to purchase shares of the Common Stock of ISA ("the Shares").

     NOW, THEREFORE, in consideration of the promises and mutual agreements of the parties herein contained, and for other good and valuable consideration, the parties agree as follows:

     1. GRANT OF OPTION. In consideration of the foregoing, ISA hereby grants and issues to Kletter the right at his option (hereinafter referred to as the "Option") to purchase up to an aggregate of 500,000 Shares of Common Stock ($.01 par value) of ISA at a price of $5.00 per share, which Option shall be exercisable, after the vesting dates herein provided (herein "the Vesting Dates") prior to January 16, 2003 (the "Expiration Date") as follows:

          (i) Following July 1, 1998, 200,000 Shares may be purchased;

          (ii) Following October 1, 1998, an additional 200,000
Shares may be purchased; and

        (iii) Following January 1, 1999, an additional 100,000
Shares may be purchased.

     2. METHOD OF EXERCISING OPTION. The Option may be exercised, in whole or in part following the Vesting Dates prior to 3:00 p.m., Louisville, Kentucky Time on the Expiration Date, by giving written notice to ISA to that effect. The Option evidenced hereby shall be exercisable by the delivery to and receipt by ISA of (a) this original Option Agreement and (b) a written Notice of Election to Exercise (the "Notice of Election") in the form set forth on the Schedule 1 to this Stock Option Agreement, attached hereto and incorporated herein by reference, specifying the number of Shares to be purchased in not less than one thousand (1,000) share denominations. If the Notice of Exercise is for less than the total of 500,000 Shares, and the time for exercise has not expired, ISA shall provide Kletter with a new or revised Stock Option Agreement for the balance of the Shares then remaining unexercised, upon the same terms and conditions as provided herein.

     3. ISA'S REPRESENTATION. ISA represents that it will use its best efforts to prepare, file, and maintain with the appropriate regulatory authorities an effective Registration Statement on Form S-8, or other applicable form (the "Registration Statement"), for the shares of its Common Stock underlying the Option granted herein within three months of the date hereof. All expenses associated with the registration of the Option and the underlying Shares shall be borne by ISA.

     4. NOTICES. All notices required to be given by either party shall be in writing and delivered by registered, certified or overnight express mail, return receipt requested, to the party being noticed at the address set forth in the first paragraph of this Stock Option Agreement. Any notice to ISA shall be addressed to the attention of the President. Either party may effect a change in such address by a prior written notice.

     5. BINDING ACCEPTANCE. By acceptance of this Stock Option Agreement, Kletter does hereby agree to be bound by all of the terms and conditions set forth herein. This Agreement shall inure to the benefit of, and shall be binding upon, the parties hereto and their respective heirs, personal representatives, legal representatives, successors and assigns. Whenever the name "Kletter" is used in any provision of this Agreement under any circumstance when the provision should logically be construed to apply to Kletter's guardian, legal representative, executor, administrator, or the person or persons to whom the Option may be transferred by any means, including testimentary will or by the laws of descent and distribution, the name "Kletter" shall be deemed to include such person or persons.

     6. GOVERNING LAW. This Stock Option Agreement shall be construed under the laws of the Commonwealth of Kentucky, without giving effect to the principles of conflict of laws thereof.

     7. CONSENT TO JURISDICTION AND SERVICE OF PROCESS. This Stock Option Agreement has been entered into in the Commonwealth of Kentucky and the validity, interpretation and legal effect of this Stock Option Agreement will be governed by the laws of the Commonwealth of Kentucky applicable to contracts entered into within the Commonwealth of Kentucky. Any dispute under this Stock Option Agreement shall be resolved by arbitration conducted in Louisville, Kentucky, by the American Arbitration Association. Any action or other proceeding which involves such a controversy will be brought only in said jurisdiction, and not elsewhere, and the parties hereto waive any objections on the grounds of lack of jurisdiction, lack of venue, or forum non-conveniens or any similar grounds. Any process including, without limitation, any summons or subpoena in any such action or proceeding may, among other methods, be served upon either party by delivering it or mailing it, by registered or certified mail, directed to the address on page one of this Stock Option Agreement. Any such delivery or mail service will be deemed to have the same force and effect as personal service within the Commonwealth of Kentucky.

                           INDUSTRIAL SERVICES OF AMERICA, INC.



                           By: /s/ Sean Garber
                              ---------------------------------
                              Sean Garber, President


                           Accepted by:


                           /s/ Harry Kletter
                           -------------------------------------
                           HARRY KLETTER

              SCHEDULE 1 TO STOCK OPTION AGREEMENT


                 NOTICE OF ELECTION OF EXERCISE



TO:  Industrial Services of America, Inc.
     7100 Grade Lane
     Louisville, Kentucky  40213


     The Undersigned Purchaser hereby elects to purchase
                                                         -------
shares (the "Shares") of the Common Stock ($.01 par value) of Industrial Services of America, Inc. ("ISA") pursuant to the terms of the Stock Option Agreement (the "Option"), dated as of February 16, 1998, by and between the undersigned and ISA (which Option must be surrendered with this Notice of Election to Exercise). ISA agrees that upon exercise of option, the appropriate documentation to issue these shares will be sent to the transfer agent within five (5) business days.


     Payment in Full (U.S. Funds) is hereby tendered in the
aggregate sum of $            which sum represents the Shares
                  -----------
 (maximum 500,000) in accordance with the Vesting Dates times the per Share purchase price of $5.00 by

     (     ) Certified Check or (     ) Federal Funds Wire
      -----                      -----
               Transfer to ISA's depository bank in accordance with ISA's prior written instructions

     (     ) By Delivery of Payment at:
      -----                            -------------------------

                    to ISA's Account #:
                                       -------------------------

You are hereby requested to issue a certificate representing the Shares in the name(s), and to the address(es) as specified below:

Name:
     -----------------------------------------------------------

Street:                                 Number of Shares:
       ---------------------------------                 -------

City:                                   State:         Zip:
     -----------------------------------      ---------    -----

Social Security or Tax I.D. Number:
                                   -----------------------------


     1. The Purchaser acknowledges the prior receipt and review of copies of ISA's most recent Form 10-K, Form 10-Q, and Form 8-K filings with the United States Securities and Exchange Commission. Purchaser further acknowledges being fully aware of the "Risk Factors" regarding the purchase of ISA Shares as such matters are and have been described in federal regulatory filings.

     2. The Purchaser has sufficient knowledge and experience in financial and business matters, including the purchase and ownership of unregistered corporate securities and options, to be able to evaluate the risks and merits of the investment represented by the Purchaser's exercise of the Option and purchase of the Shares, and the Purchaser's net worth and available assets are such that Purchaser is able to bear the economic risk of exercise of the Option and purchase of the Shares.

     3. The Purchaser acknowledges that the Purchaser has either been supplied with or has had access to information to which a reasonable investor would attach significance in making investment decisions, and has had an opportunity to ask questions of and receive answers from knowledgeable individuals concerning ISA, so that, as a reasonable investor, Purchaser has been able to make a decision to exercise the Option and purchase the Shares.

     4. Because of the experience in financial and business matters of the Purchaser, the Purchaser is qualified to make the inquiry and analysis described in paragraph 2.

     5. The Purchaser understands that neither the Option nor the Shares are being registered under the Securities Act of 1933, as amended in reliance upon exemptions thereunder for transactions not involving any public offering and are not being registered or otherwise qualified for sale under the "Blue Sky" laws and regulations of any state.

     6. The Purchaser is exercising the Option and purchasing the Shares for investment and not with a view to the sale or other distribution thereof, in whole or in part.



----------------------        ---------------------------------
DATE                          HARRY KLETTER

                                                    EXHIBIT 10.18


                  CONSULTING AGREEMENT - LASSAK
                  -----------------------------


     THIS CONSULTING AGREEMENT - LASSAK (the "Agreement") is made and entered into as of this 2nd day of June, 1998, by and between INDUSTRIAL SERVICES OF AMERICA, INC., a Florida corporation (the
"Company") and ANDREW M. LASSAK (the "Consultant").


                      W I T N E S S E T H :


     WHEREAS, the Company desires to engage the Consultant as a consultant and to have the benefit of his experience, efforts, abilities and business connections with respect to financial advisory and related services (collectively, the "Financial Advisory Services"); and

     WHEREAS, the Consultant desires to serve as a consultant to the Company upon the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in accordance with the foregoing preliminary statements, and in exchange for the mutual covenants and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties do hereby agree as follows:

     1.   Term.  The term of this Agreement is for a period of up
          ----
to five years from the date first written above subject to earlier termination by either party as described in Section 5 below.

     2.   Services.  The Consultant agrees to perform Financial
          --------
Advisory Services for the Company during the term of this Agreement.

     3.   Compensation.
          ------------

          INVESTMENTS BY INSTITUTIONS SOLICITED BY CONSULTANT. The Company grants to the Consultant and/or his designee (for the Financial Advisory Services rendered as more specifically described in this Section 3. but only with the prior written approval of the Company) options to purchase 25,000 up to a maximum of 250,000 shares of the Company's .01 Par Value Common Stock (the "Common Stock") on the basis of 25,000 shares for each $10,000,000 in additional capitalization of the Company measured from June 2, 1998 that vests upon maintenance for three (3) consecutive months after achieving the increase in each

$10,000,000 in capitalization for which each 25,000 shares of Common Stock subject to options are granted. The exercise price for the shares subject to options earned on account of the capitalization increase will equal the fair market value of the Common Stock on the date the $10,000,000 in increased capitalization for which each 25,000 shares of Common Stock subject to options will be granted. From the date of vesting of shares subject to options, the Consultant has (i) five (5) years to exercise with respect to shares subject to option vesting in Years one (1) and two (2), (ii) four (4) years to exercise with respect to shares subject to option in Year three (3), (iii) three (3) years to exercise with respect to shares subject to option vesting in Year four (4), and (iv) two (2) years to exercise with respect to shares subject to option vesting in Year five (5). "Years" for purposes of this Agreement shall mean the 365/366 day period from June 2, 1998 through June 1, 1999, and each 365/366 day period thereafter. If as a result of any merger, consolidation or other acquisition effected solely through the efforts of the Company, and without the participation of the Consultant, an increase in the capitalization of the Company occurs, the Consultant is not entitled to any options as outlined in this Section 3.

     4.   Registration Rights:
          -------------------

          (a) PIGGYBACK REGISTRATION RIGHTS. Whenever the Company proposes to register any Common Stock for its own account under the Securities Act of 1933, as amended (the "Securities Act") for an underwritten public offering for cash, other than a registration relating to the offering or issuance of shares in connection with (i) employee compensation or benefit plans or
(ii) one or more acquisition transactions under a Registration Statement on Form S-4 or Form S-1 under the Securities Act (or a successor to Form S-4 or Form S-1) (any such offering or issuance being an "Exempt Offering"), the Company will give the Consultant written notice of its intent to do so (a "Registration Notice"). Such notice shall specify the approximate date on which the Company proposes to file such registration statement and shall contain a statement that the Consultant is entitled to participate in such offering and shall set forth the number of shares of Common Stock that represent the best estimate of the lead managing underwriter (or if not known, the Company) that will be available for sale by the Consultant in the proposed offering. If the Company shall have delivered a Registration Notice, the Consultant shall be entitled to participate on the same terms and conditions as the Company in the public offering to which the Registration Notice relates and to offer and sell shares of Common Stock therein only to the extent provided herein. If the Consultant desires to participate in such offering the Consultant shall notify the Company no later than five days following receipt of the Registration Notice of the aggregate number of shares of Common Stock that the Consultant then desires to sell in the public offering. If the Consultant desires to participate in the public offering the Consultant may include shares of Common Stock in the registration statement relating to such offering, to the extent that the inclusion of such shares shall not reduce the number of shares of Common Stock to be offered and sold by the Company to be included therein. If the lead managing underwriter selected by the Company for a public offering determines that marketing factors require a limitation on the number of shares of Common Stock to be offered and sold in such offering, there shall be included in the offering only that number of shares of Common Stock, if any, requested to be included in the offering that such lead managing underwriter reasonably and in good faith believes will not jeopardize the success of the offering.

          (b) DEMAND REGISTRATION RIGHTS. At any time during the term of this Agreement, the Consultant (the "Requesting Holder") may request in writing that the Company file a registration statement under the Securities Act covering the registration of all of the shares of Common Stock then held by the Consultant that are not then presently saleable under Rule 144 of the Securities Act (a "Demand Registration"). The Company shall use its best efforts to effect the registration under the Securities Act of all such shares of Common Stock which the Consultant requests to be registered, provided, however, that the Company shall be obligated to effect only one Demand Registration pursuant to this Section 4. In connection with a Demand Registration, the Consultant shall determine whether (a) to proceed with, withdraw from or terminate such offering, (b) to select subject to the approval of the Company (which approval shall not be unreasonably withheld), a managing underwriter or underwriters to administer such offering, (c) to enter into an underwriting agreement for such offering, and (d) to take such actions as may be necessary to close the sale of the Common Stock contemplated by such offering, including waiving any conditions to closing such sale that may not have been fulfilled. A decision to terminate the offering shall constitute the Demand Registration described herein.

          If the Company shall furnish to the Requesting Holder a certificate signed by the President of the Company stating that, in the good faith judgment of the Board of Directors of the Company, it would be detrimental to the Company and its stockholders if such registration statement were to be filed and it is therefore beneficial to defer the filing of such registration statement, the Company shall have the right to defer such filing.

          If at the time of any request by the Requesting Holder for a Demand Registration, the Company has fixed plans to file for the sale of any of its securities in a public offering under the Securities Act, no Demand Registration shall be initiated until 180 days after the effective date of such registration.

          (c) REGISTRATION EXPENSES. All expenses incurred in connection with any registration described in 4(a) or (b) above shall be shared equally by the Company and the Consultant. All underwriting commissions and discounts applicable to shares of Common Stock included in the registrations shall be borne by the Consultant pro rata with the Company on the basis of the number of shares registered for the Consultant in comparison to the total number of shares so registered.

     5.   Termination of Agreement.  This Agreement is terminable
          ------------------------
at the election of either party upon written notice provided to the other party no later than 60 days before the end of each Year. This Agreement then terminates at the end of such Year, otherwise this Agreement continues through the following Year. Although this Agreement terminates, any Common Stock subject to options that have vested will be exercisable according to the terms of this Agreement.

     6.   Miscellaneous.
          -------------

          (a) EXPENSES. The Company agrees to reimburse the Consultant for any expenses that the Company pre-approves that the Consultant incurs in connection with the enhancement of the Company capitalization.

          (b) ANTI-DILUTION. The Company agrees to provide anti-dilution protection to the Consultant for his options. Such anti-dilution protection shall be in the form of a proportional increase in the number of shares subject to unexercised options to reflect (i) future grants of options by the Company the exercise prices of which at the time of their grants are below the median of the closing bid and ask price of the Common Stock on the date of their grants, and (ii) stock splits or stock dividends.

          (c) BINDING EFFECT. This Agreement shall inure to the benefit of and shall be binding upon the parties hereto and their respective executors, personal representatives, heirs, successors and assigns.

          (d) GOVERNING LAW. This Agreement shall be deemed to be made in, and in all respects shall be interpreted, construed and governed by and in accordance with, the law of the Commonwealth of Kentucky.

          (e) ENTIRE AGREEMENT. This Agreement is intended by the parties hereto to be the final expression of their agreement with respect to the subject matter hereof and is the complete and exclusive statement of the terms thereof notwithstanding any representations, statements or agreements to the contrary heretofore made. This Agreement may be modified only by a written instrument signed by each of the parties hereto.

          (f) NOTICE PROVISION. All notices, requests or other communications hereunder shall be in writing and shall be deemed to be sufficiently given when mailed by registered or certified mail, postage prepaid:

     If to Consultant, at:    4179 South East Old Saint Lucie
                              Stuart, FL  34996

                              Attention:  Andrew M. Lassak


     If to the Company, at:   7100 Grade Lane
                              Louisville, KY

                              Attention:  Sean Garber

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


                         INDUSTRIAL SERVICES OF AMERICA, INC.


                        By: /s/ Harry Kletter
                           ------------------------------------

                        Title:  Chairman and CEO
                              ----------------------------------



                        /s/ Andrew M. Lassak
                        ---------------------------------------
                         ANDREW M. LASSAK, CONSULTANT

                                                    EXHIBIT 10.19

                 CONSULTING AGREEMENT - JCA/AML
                 ------------------------------


     THIS CONSULTING AGREEMENT - JCA/AML (the "Agreement") is made and entered into as of this 2nd day of June, 1998, by and among INDUSTRIAL SERVICES OF AMERICA, INC., a Florida corporation (the "Company"), JOSEPH CHARLES & ASSOCIATES, INC., a Florida Corporation ("JCA") and ANDREW M. LASSAK ("AML", which together with JCA will hereinafter be referred to as the "Consultants").


                      W I T N E S S E T H :


     WHEREAS, the Company desires to engage the Consultants as consultants and to have the benefit of their experience, efforts, abilities and business connections in the arranging for candidates to be acquired by the Company (the "Acquisition
Services"); and

     WHEREAS, the Consultants desire to serve as consultants to the Company upon the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in accordance with the foregoing preliminary statements, and in exchange for the mutual covenants and agreements set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties do hereby agree as follows:

     1.   Term.  The term of this Agreement is for a period of up
          ----
to five years from the date first written above subject to earlier termination by either party as described in Section 5 below.

     2.   Services.  The Consultant agrees to perform Acquisition
          --------
Services for the Company during the term of this Agreement.

     3.   Compensation.
          ------------

          MERGERS AND ACQUISITIONS: The Company agrees to grant to the Consultants options to purchase the Company's .01 Par Value Common Stock (the "Common Stock"), on the basis of 65% of the shares of the Common Stock subject to options being granted to AML and 35% to JCA, at (a) $6.00 per share for the first

150,000 shares that vest, and (b) $8.00 per share for the remaining 35,000 shares that vest. The number of shares of the Common Stock that vest is determined based upon the following schedule:

Company Shares Subject to                               Vesting
Options Vesting Schedule   Date(1)                        Year
------------------------   ----                           ----

        45,000             From June 2, 1998 to, but not    1
                           including First Anniversary
                           Date of Term Sheet
                           ("Anniversary Date")

        35,000             From Anniversary Date to but     2
                           not including Second
                           Anniversary Date

        35,000             From Second Anniversary Date     3
                           to but not including Third
                           Anniversary Date

        35,000             From Third Anniversary Date      4
                           to but not including Fourth
                           Anniversary Date

        35,000             From Fourth Anniversary Date     5
                           to but not including Fifth
                           Anniversary Date

     From the date of vesting of shares subject to options, the Consultants have (i) five (5) years to exercise with respect to shares subject to option vesting in Vesting Years one (1) and two
(2), (ii) four (4) years to exercise with respect to shares subject to option in Vesting Year three (3), (iii) three (3) years to exercise with respect to shares subject to option vesting in Vesting Year four (4), and (iv) two (2) years to exercise with respect to shares subject to option vesting in Vesting Year five (5).

     4.   Registration Rights:
          -------------------

          (a) PIGGYBACK REGISTRATION RIGHTS. Whenever the Company proposes to register any Common Stock for its own account under the Securities Act of 1933, as amended (the "Securities Act") for an underwritten public offering for cash, other than a registration relating to the offering or issuance of shares in connection with (i) employee compensation or benefit plans or
(ii) one or more acquisition transactions under a Registration Statement on Form S-4 or Form S-1 under the Securities Act (or a successor to Form S-4 or Form S-1) (any such offering

---------------

     (1) Shares subject to option vest on first date of each Vesting Year described in the schedule.

or issuance being an "Exempt Offering"), the Company will give the Consultants written notice of its intent to do so (a "Registration Notice"). Such notice shall specify the approximate date on which the Company proposes to file such registration statement and shall contain a statement that the Consultants are entitled to participate in such offering and shall set forth the number of shares of Common Stock that represent the best estimate of the lead managing underwriter (or if not known, the Company) that will be available for sale by the Consultants in the proposed offering. If the Company shall have delivered a Registration Notice, each Consultant shall be entitled to participate on the same terms and conditions as the Company in the public offering to which the Registration Notice relates and to offer and sell shares of Common Stock therein only to the extent provided herein. Each Consultant desiring to participate in such offering shall notify the Company no later than five days following receipt of the Registration Notice of the aggregate number of shares of Common Stock that such Consultant then desires to sell in the public offering. Each Consultant desiring to participate in the public offering may include shares of Common Stock in the registration statement relating to such offering, to the extent that the inclusion of such shares shall not reduce the number of shares of Common Stock to be offered and sold by the Company to be included therein. If the lead managing underwriter selected by the Company for a public offering determines that marketing factors require a limitation on the number of shares of Common Stock to be offered and sold in such offering, there shall be included in the offering only that number of shares of Common Stock, if any, requested to be included in the offering that such lead managing underwriter reasonably and in good faith believes will not jeopardize the success of the offering.

          (b) DEMAND REGISTRATION RIGHTS-S-8. At any time during the term of this Agreement, both Consultants jointly may request in writing that the Company file a registration statement on Form S-8 under the Securities Act covering the registration of all the vested options and related shares of Common Stock then held by the Consultants, which shares are not then presently saleable under Rule 144 of the Securities Act (a "Demand Registration"). The Company shall use its best efforts to effect the registration under the Securities Act of all such shares (and options to which the shares are subject, if applicable) of Common Stock which the Consultants jointly request be registered; provided however, that the Company shall be obligated to effect only one Demand Registration per calendar year during the term of this Agreement.

          If the Company shall furnish to the Consultants a certificate signed by the President of the Company stating that, in the good faith judgment of the Board of Directors of the Company, it would be detrimental to the Company and its stockholders if such registration statement were to be filed and it is therefore beneficial to defer the filing of such registration statement on Form S-8, the Company shall have the right to defer such filing. If at the time of any joint request by the Consultants for a Demand Registration, the Company has fixed plans for the sale of any of its securities in a public offering under the Securities Act, no Demand Registration shall be initiated until 180 days after the effective date of such registration.

          (c) REGISTRATION EXPENSES. All expenses incurred in connection with any registration described in 4(a) or (b) above shall be shared equally by (a) the Company and (b) the Consultants.

     5.   Termination of Agreement.  This Agreement is terminable
          ------------------------
at the election of either party upon written notice provided to the other party no later than 60 days before the end of each Vesting Year. This Agreement then terminates at the end of such Vesting Year, otherwise the Agreement continues through the following Vesting Year. Although the Agreement terminates, any Common Stock subject to options that has vested will be exercisable according to the terms of this Agreement.

     6.   Miscellaneous.
          -------------

          (a) EXPENSES. The Company agrees to reimburse the Consultants for any expenses that the Company pre-approves that the Consultants incur in connection with the merger and acquisition work.

          (b) ANTI-DILUTION. The Company agrees to provide anti-dilution protection to the Consultants for their options. Such anti-dilution protection shall be in the form of a proportional increase in the number of shares subject to unexercised options to reflect (i) future grants of options by the Company the exercise prices of which at the time of their grants are below the median of the closing bid and ask price of the Common Stock on the date of their grants, and (ii) stock splits or stock dividends.

          (c) BINDING EFFECT. This Agreement shall inure to the benefit of and shall be binding upon the parties hereto and their respective executors, personal representatives, heirs, successors and assigns.

          (d) GOVERNING LAW. This Agreement shall be deemed to be made in, and in all respects shall be interpreted, construed and governed by and in accordance with, the law of the Commonwealth of Kentucky.

          (e) ENTIRE AGREEMENT. This Agreement is intended by the parties hereto to be the final expression of their agreement with respect to the subject matter hereof and is the complete and exclusive statement of the terms thereof notwithstanding any representations, statements or agreements to the contrary heretofore made. This Agreement may be modified only by a written instrument signed by each of the parties hereto.

          (f) NOTICE PROVISION. All notices, requests or other communications hereunder shall be in writing and shall be deemed to be sufficiently given when mailed by registered or certified mail, postage prepaid:

     If to JCA, at:           2500 North Military Trail
                              Suite 300
                              Boaca Raton, FL  33431

                              Attention:  Andrew M. Lassak


     If to AML, at:           4179 South East Old Saint Lucie
                              Stuart, FL  34996


                              Attention:  Andrew M. Lassak


     If to the Company, at:   7100 Grade Lane
                              Louisville, KY  40213


                              Attention:  Sean Garber

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first above written.


                         INDUSTRIAL SERVICES OF AMERICA, INC.


                        By: /s/ Harry Kletter
                           -----------------------------------

                        Title:  Chairman and CEO
                              --------------------------------



                         JOSEPH CHARLES & ASSOCIATES, INC.


                        By: /s/ Frank Salvatore
                           -----------------------------------

                        Title:  Senior Vice President
                              --------------------------------



                        /s/ Andrew M. Lassak
                        --------------------------------------
                         ANDREW M. LASSAK, CONSULTANT

                                                    EXHIBIT 10.20

                    ASSET PURCHASE AGREEMENT

     THIS ASSET PURCHASE AGREEMENT ("Agreement"), although executed on July 31, 1998, is made effective as of the 1st day of June, 1998, by and between R.J. FITZPATRICK SMELTERS, INC., an Indiana corporation (the "Corporation"), ISA INDIANA, INC., an Indiana corporation (the "Purchaser"), and R.K. FITZPATRICK and CHERYL FITZPATRICK, each an Indiana resident (the "Guarantors").

     WITNESSETH:

     WHEREAS, upon the conditions expressed herein, the Corporation desires to sell and herewith sells, and Purchaser desires to purchase and herewith purchases, the assets employed by the Corporation in the operation of R.J. FITZPATRICK SMELTERS, as a going concern (the "Business"), in accordance with and subject to the terms and provisions of this Agreement, and one of the Guarantors being the sole shareholder of the Corporation,

     NOW, THEREFORE, in consideration of the mutual agreements contained in this Agreement, and intending to be legally bound and to consummate the transactions described herein, the Corporation, Purchaser, and Guarantors agree as follows:

     (A)  Purchase and Sale of Assets.  The Corporation herewith
          ---------------------------
sells to Purchaser, and Purchaser herewith purchases from the Corporation, all of the business, property, rights, and assets of the Corporation employed in the Business (the "Assets") including, but not limited to the following and subject only to the liabilities specified in section (B) of this Agreement:

          (1)  The governmental authorizations listed on Schedule
1 to this Agreement, together with any renewals, extensions, or modifications thereof and applications therefor;

          (2) A lease of certain real property ("the Demised Premises") from the Guarantors for an original term of ten (10) years with options for ten (10) successive terms of ten (10) years each at a rental of $13,000 per month for the original term and the option term at $13,000 per month adjusted by increases in the cost of living on an all net basis containing an exclusive option to purchase, as described on Schedule 2 to this Agreement;

          (3) The personal property consisting of furniture, fixtures and equipment (including machinery) ("FF&E") and supplies described on Schedule 3 to this Agreement;

          (4) All of the written contracts, agreements, commitments (including benefits relating or payable to employees of the Business), understandings, or instruments relating to the Business (collectively, the "contracts") to which the Corporation is a party or by which it is bound, including without limitation the contracts listed in Schedule 4 to this Agreement, except for those contracts listed on Schedule 5 to this Agreement (collectively, the "Excluded Contracts"), which are specifically excluded from the Assets;

          (5) All trademarks, service marks, and trade names relating to the Business;

          (6) All books and records of the Corporation relating to the Assets and the Business, except as excluded below in this section (A) with the Purchaser agreeing that for ten (10) years the Corporation and Guarantors shall have full right and access to these books and records at any time during ordinary business hours for any reasonable purpose;

          (7) All goodwill associated with the Business (and accordingly, the Corporation shall not hereafter engage in any business which competes with the business of Purchaser or the business operated by Corporation as conducted at any time prior hereto except for the orderly liquidation and sale of Corporation's current inventory on hand at the Demised Premises); and

          (8) The Commission Agreement and Covenant Not to Compete for five (5) years between the Purchaser and Guarantors containing such terms and conditions as recited and detailed on
Schedule 6 which shall recognize the Corporation's right to liquidate and sell its current inventory on hand at the Demised Premises.

     The Assets shall not include the following Assets of the
Corporation:

          (1) All cash and cash equivalents, accounts and notes receivable, securities and investments;

          (2) The Corporation's current inventory on hand at the Demised Premises which the Corporation shall sell or remove from the Business premises within six (6) months of this Agreement or such additional period as reasonably required to extinguish such inventory, unless the parties agree otherwise in writing;

          (3) Any and all insurance claims made by the Corporation with respect to insured casualty losses relating to the Business prior to June 1, 1998;

          (4) The Corporation's minute books, corporate seals, and stock transfer records;

          (5)  The Excluded Contracts listed on Schedule 5;

          (6)  Any and all life insurance contracts; and

          (7)  In addition, the Guarantors' personal property
               listed on Schedule 7 attached hereto identified as
               "Guarantors' Personal Property".
               -------------------------------

     (B)  No Assumption of Liabilities.  Purchaser shall not pay,
          ----------------------------
perform, assume, or discharge, any liabilities, debts, or obligations of the Corporation except for those set forth in
Schedule 4 to this Agreement; and Purchaser shall not pay, perform, assume, or discharge (1) any liability or obligation of the Corporation under the Excluded Contracts, (2) any liability or obligation incurred by the Corporation in connection with the negotiation, execution, and performance of this Agreement, including, without limitation, the Corporation's liability for any legal, accounting, actuarial, brokerage, finder's, and other professional fees and expenses; or (3) any other liability, debt, or obligation of the Corporation or of the Guarantors including, but not limited to, any environmental, health or safety liabilities and the costs, damages, expenses, liability, obligation, or other responsibility arising from or under environmental laws or occupational safety and health laws and consisting of or relating to (i) any environmental, health, or safety matters or conditions (including on-site or off-site contamination, occupational safety and health, and regulation of chemical substances or products); (ii) fines, penalties, judgments, awards, settlements, legal or administrative proceedings, damages, losses, claims, demands and response, investigative, remedial, or inspection costs and expenses arising under environmental law or occupational safety and health law;
(iii) financial responsibility under environmental law or occupational safety and health law for clean up costs or corrective action, including any investigation, clean up, removal, containment, or other remediation or response actions required by applicable environmental law or occupational safety and health law (whether or not such clean up has been required or requested by any governmental body or any other person) and for any natural resource damages; or (iv) any other compliance, corrective, investigative, or remedial measures required under environmental law or occupational safety and health law. The terms "removal", "remedial", and "response action" include the types of activities covered by the United States Comprehensive Environmental Response, Compensation, and Liability Act, 42 U.S.C. Section 96.01 et seq., as amended ("CERCLA"). For all purposes herein, the term "environmental law" means any legal requirement designed to minimize, prevent, punish, or remedy the consequences of actions that damage or threaten the environment or public health and safety. The Corporation and Guarantors shall be jointly and severally responsible for making any filings with governmental agencies regarding any environmental contamination and for filing and implementation of any clean up plan. In addition, the Corporation and Guarantors hereby jointly and severally assume all responsibility and liability with respect to any hazardous activity which was conducted at the Demised Premises prior to June 1, 1998, with "hazardous activity" meaning the distribution, generation, handling, importing, management, manufacturing, processing, production, refinement, Release, storage, transfer, transportation, treatment, or use (including any withdrawal or other use of groundwater) of hazardous materials in, on, under, about, or from the Demised Premises or any part thereof into the environment, and any other act, business, operation, or thing which increases the danger, or risk of danger, or poses any unreasonable risk of harm to persons or property on or off the Demised Premises, or that may affect the value of the Demised Premises or the Assets. For purposes herein, the term "hazardous materials" means any waste or other substance that is listed, defined, designated, or classified as, or otherwise determined to be, hazardous, radioactive, or toxic or a pollutant or a contaminant under or pursuant to any environmental law, including any admixture or solution thereof, and specifically including petroleum and all derivatives thereof or synthetic substitutes therefor, and asbestos and asbestos containing materials. The Corporation and Guarantors remain specifically responsible for all conditions reflected by the Phase I and Phase II Environmental Assessments described in
(D)(10) below and attached as Schedule 8. The parties have agreed that as between the Corporation and Guarantors on the one hand and the Purchaser on the other hand, the Corporation and the Guarantors shall not be directly liable to Purchaser for any sum in excess of $500,000 for environmental matters.

     (C)  Purchase Price.  The aggregate purchase price for the
          --------------
Assets is Nine Hundred Thousand ($900,000) Dollars (the "Purchase Price"), of which Two Hundred Fifty Thousand ($250,000) Dollars has been previously paid by Purchaser's parent corporation of which the Corporation acknowledges receipt, and the balance of Six Hundred Fifty Thousand ($650,000) Dollars payable concurrently herewith. The Purchase Price is allocated among the Assets in the manner set forth in Schedule 9 to this Agreement. Any adjustments required by the prorations made under section (M) of this Agreement shall be paid at the times provided in section
(M). In addition to the Purchase Price, Purchaser shall pay, perform, assume, and discharge only those liabilities of the Corporation provided in section (B) of this Agreement.

     (D)  Closing.  The closing of the transactions provided by
          -------
this Agreement (the "closing") takes place at the offices of counsel for the Corporation in Seymour, Indiana concurrently with the execution of this Agreement, and concurrently with the discharge of the other party's respective closing obligations:

          (1)  Corporation's and Guarantors' Closing Items.  The
               -------------------------------------------
Corporation and Guarantors, respectively, herewith deliver to
Purchaser:

               (a)  A Lease of the Demised Premises in the form
(with appropriate insertions) attached as Schedule 10 to this Agreement;

               (b) A Bill of Sale in the form (with appropriate insertions) attached as Schedule 11 to this Agreement;

               (c) An Assignment or Assignments in the form (with appropriate insertions) attached as Schedule 12 to this Agreement, to effect the sale, conveyance, and transfer of good and marketable title to the Assets from the Corporation to Purchaser, free and clear of all liens, mortgages, security interests, pledges, charges, and encumbrances;

               (d)  A Commission Agreement and Covenant Not to
Compete in the form (with appropriate insertions) attached as
Schedule 6;

               (e)  An opinion of counsel and certificates
required by sections (H)(1), (H)(2), and (H)(3) of this Agreement in the forms attached as Schedule 13 and Schedule 21, respectively;

               (f)  A Subordination, Non-Disturbance and
Attornment Agreement executed by the Guarantors' mortgage lender in the form attached as Schedule 14 with the original only to be recorded of public record; and

               (g) An Environmental Indemnity Agreement executed by the Guarantors in the form attached as Schedule 15.

               (2)  Purchaser's Closing Items.  Purchaser, with
                    -------------------------
its parent corporation having previously paid to Corporation the amount of $250,000 herewith delivers to the Corporation:

               (a) Immediately available funds in the amount of Six Hundred Fifty Thousand Dollars ($650,000) payable either (i) to Corporation's counsel's escrow account for distribution to Corporation's secured creditors to satisfy those security interests and indebtedness reflected on Schedule 16 with the balance to Corporation, or (ii) by bank checks jointly payable to Corporation and secured creditors shown on Schedule 16 with the balance to Corporation; and

               (b) An instrument or instruments of assumption in the form (with appropriate insertions) attached as Schedule 17 to this Agreement to evidence Purchaser's assumption of the liabilities set forth on Schedule 4 to be assumed by Purchaser in accordance with section (B) of this Agreement.

     (E)  Representations and Warranties of the Corporation and
          -----------------------------------------------------
the Guarantors.  The Corporation and the Guarantors jointly and
--------------
severally represent and warrant to Purchaser, and acknowledge that Purchaser relies on such representations and warranties in entering into and proceeding under this Agreement, that:

          (1)  Corporate Standing.  The Corporation is a
               ------------------
corporation, duly organized, validly existing, and in good standing under the laws of Indiana with full corporate power and authority to own or hold under lease the properties it now owns or holds under lease and employed in the Business, to carry on the Business presently being conducted by it, to enter into this Agreement and all other agreements provided and contemplated by this Agreement, and to consummate the transactions contemplated hereunder and thereunder.

          (2)  Authorization, Execution, and Delivery of this
               ----------------------------------------------
Agreement.  This Agreement has been duly authorized by all
---------
necessary corporate action of the Corporation and has been duly executed and delivered by the Corporation. The execution and delivery by the Corporation of this Agreement and the consummation by the Corporation of the transactions provided and contemplated hereby do not and will not conflict with or constitute a violation of the articles of incorporation or bylaws of the Corporation or conflict with or constitute a violation, breach, or default under any material contract, trust agreement, mortgage, indenture, or other agreement or instrument to which the Corporation is a party or by which it is bound or to which the Corporation or any of its properties is subject.

          (3)  Consents.  No provision of the articles of
               --------
incorporation or bylaws of the Corporation or of any material contract, trust agreement, mortgage, indenture, or other agreement or instrument to which the Corporation is a party or by which it is bound or to which the Corporation or any of its properties is subject requires the consent or authorization of any other person or entity as a condition precedent to the consummation of the transactions provided and contemplated by this Agreement.

          (4)  Financial Statements.  Attached hereto as Schedule
               --------------------
18 are Corporation's unaudited financial statements for the period ended December 31, 1996 and December 31, 1997 ("Financial Statements"). The Financial Statements are in accordance with the books and records of Corporation and are true, correct, and complete; fairly present financial conditions of Corporation at the dates of such Financial Statements and the results of its operations for the periods then ended; and were prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior accounting periods. Except as described in this Agreement, since December 31, 1997 there has been no material adverse change in the financial condition of the Corporation.

          (5)  Title to Assets.  Except as described in Schedule
               ---------------
16 of this Agreement, the Corporation holds good and marketable title to the Assets, free and clear of restrictions on or conditions to transfer or assignment, and free and clear of debts, obligations, liens, pledges, charges, or encumbrances.

          (6)  Transfer Not Subject to Encumbrances or Third-
               ----------------------------------------------
Party Approval.  The execution and delivery of this Agreement by
--------------
the Corporation and the Guarantors as the sole shareholders of the Corporation, and the provision and consummation of the transactions described herein, do not and will not result in the creation or imposition of any valid lien, charge, or encumbrance on any of the Assets, and do not and will not require the authorization, consent, or approval of any third party, including any governmental subdivision or regulatory agency.

          (7)  Labor Agreement and Disputes.  The Corporation is
               ----------------------------
neither a party to, nor otherwise subject to any collective bargaining or other agreement governing the wages, hours, and terms of employment of the Corporation's employees. Neither the Corporation nor Guarantors is aware of any labor dispute or labor trouble involving employees of the Corporation, nor has there been any such dispute or trouble during the two years preceding the date of this Agreement.

          (8)  ERISA and Related Matters.  Schedule 19 sets forth
               -------------------------
a description of all "Employee Welfare Benefit Plans" and "Employee Pension Benefit Plans" (as defined in Sections 3(1) and 3(2), respectively, of the Employee Retirement Income Security Act of 1974, as amended ("ERISA")) existing on the date hereof that are or have been maintained or contributed to by the Corporation. Except as listed on Schedule 19, the Corporation does not maintain any retirement or deferred compensation plan, savings, incentive, stock option or stock purchase plan, unemployment compensation plan, vacation pay, severance pay, bonus or benefit arrangement, insurance or hospitalization program or any other fringe benefit arrangement for any employee, consultant or agent of the Corporation, whether pursuant to contract, arrangement, custom or informal understanding, which constitutes an "Employee Benefit Plan" (as defined in Section 3(3) of ERISA), for which the Corporation may have any ongoing material liability after closing. The Corporation does not maintain nor has it ever contributed to any Multiemployer Plan as defined by Section 3(37) of ERISA. The Corporation does not currently maintain any Employee Pension Benefit Plan subject to Title IV of ERISA. There have been no "prohibited transactions" (as described in Section 406 of ERISA or Section 4975 of the Code) with respect to any Employee Pension Benefit Plan or Employee Welfare Benefit Plan maintained by the Corporation as to which the Corporation has been a party. As to any employee pension benefit plan listed on Schedule 19 and subject to Title IV of ERISA, there have been no reportable events (as such term is defined in Section 4043 of ERISA).

          (9)  Noncancelable Contracts.  There are no material
               -----------------------
leases, employment contracts, contracts for services or maintenance, or other similar contracts existing or relating to or connected with the operation of the Corporation's Business not cancelable upon thirty (30) days, except those Agreements listed on Schedule 20.

          (10) Compliance with Environmental Laws, Codes and
               ---------------------------------------------
Regulations.  The Corporation and Guarantors have no knowledge of
-----------
any violation of any provisions of applicable federal, state or local environmental laws, building codes, fire regulations, building restrictions, or other ordinances, orders, or regulations with respect to the Business or the Demised Premises described on Schedule 2 including leasehold improvements and the condition of any soil, air, or water, except for those matters reflected in that Phase I Environmental Assessment prepared by NSS Environmental, Inc. dated June 2, 1998, and that Phase II Environmental Assessment prepared by NSS Environmental, Inc. dated July 14, 1998, copies of which are attached jointly as
Schedule 8. The Corporation and Guarantors jointly and severally agree to and shall indemnify Purchaser and hold it harmless from any liability regarding the condition of the Demised Premises as more fully provided in the Environmental Indemnity Agreement in the form attached as Schedule 15 as the same existed on June 1, 1998 which the parties stipulate is reflected by Schedule 8. Corporation and Guarantors represent that they are in full compliance with the non-conforming status of the Demised Premises regarding the use of the same as presently operated as a scrap and recycling facility.

          (11) Litigation.  The Corporation and Guarantors have
               ----------
no knowledge of any claim, litigation, proceeding, or investigation pending or threatened against the Corporation or the Demised Premises that might result in any material adverse change in the Business or condition of the Assets hereby conveyed under and pursuant to this Agreement.

          (12) Brokers.  No person or entity is entitled to any
               -------
brokerage or finder's fee or commission or other like payment in connection with the negotiations relating to or the transactions provided and contemplated by this Agreement, based on any agreement, arrangement, or understanding with the Corporation, the Guarantors or any of the Corporation's respective officers, directors, agents, or employees.

          (13) Accuracy of Representations and Warranties.  None
               ------------------------------------------
of the representations or warranties of the Corporation or Guarantors contain any untrue statement of a material fact or omit or misstate a material fact necessary in order to make statements in this Agreement not misleading. The Corporation and the Guarantors know of no fact that has resulted, or that in the reasonable judgment of the Guarantors will result in a material change in the Business, Demised Premises, operations, or assets of Corporation that has not been set forth in this Agreement or otherwise disclosed to Purchaser.

     (F)  Representations and Warranties of Purchaser.  Purchaser
          -------------------------------------------
represents and warrants to the Corporation and the Guarantors, and acknowledges that the Corporation and Guarantors each rely on such representations and warranties in entering into and proceeding under this Agreement, that:

          (1)  Corporate Standing.  Purchaser is a Corporation,
               ------------------
duly organized, validly existing, and in good standing under the laws of its jurisdiction of incorporation, with full power and authority to enter into this Agreement and all other agreements provided for and contemplated by this Agreement and to consummate the transactions provided for and contemplated hereunder and thereunder.

          (2)  Authorization, execution, and delivery of this
               ----------------------------------------------
Agreement.  This Agreement has been duly authorized by all
---------
necessary corporate action of Purchaser and has been duly executed and delivered by Purchaser. The execution and delivery of this Agreement by Purchaser and the consummation of the transactions provided hereunder do not and will not conflict with or constitute a violation of any provisions of the articles of incorporation or bylaws of Purchaser or conflict with or constitute a violation, breach, or default under any material contract, trust agreement, mortgage, indenture, or other agreement or instrument to which Purchaser is a party or by which Purchaser is bound or to which Purchaser or any of its properties is subject.

          (3)  Consents.  No provision of the articles of
               --------
incorporation or bylaws of Purchaser or of any material contract, trust agreement, mortgage, indenture, or other agreement or instrument to which Purchaser is a party or by which it is bound or to which Purchaser or any of its properties is subject requires the consent or authorization of any other person or entity as a condition precedent to the consummation of the transactions provided and contemplated hereby.

          (4)  Brokers.  No person or entity is entitled to any
               -------
finder's or brokerage fee or commission or other like payment in connection with the transactions provided and contemplated by this Agreement based on agreements, arrangements, or understandings with Purchaser, or any of Purchaser's respective officers, directors, agents, or employees.

     (G)  Bulk Sales Law.  The Corporation and Purchaser agree
          --------------
that the sale and transfer of the Assets to Purchaser does not constitute a bulk transfer within the meaning of Article 6 of the Uniform Commercial Code of Indiana, and that the Corporation is not required to comply with the provisions of such statute applicable to bulk transfers.

     (H)  Conditions to Purchaser's Obligation.  The obligation
          ------------------------------------
of Purchaser to consummate the transactions provided and contemplated by this Agreement are subject to the satisfaction of each of the following conditions and deliveries concurrently with the execution of this Agreement unless specifically provided herein otherwise as to conditions subsequent:

          (1)  Opinion of Counsel for the Corporation.  Purchaser
               --------------------------------------
has received the written opinion of counsel for the Corporation, of even date in the form attached as Schedule 13 to this Agreement.

          (2)  Representations and Warranties.  The
               ------------------------------
representations and warranties of the Corporation and Guarantors contained in section (E) of this Agreement are true and correct in all material respects on and as of the date hereof, and the Corporation and the Guarantors have delivered to Purchaser a certificate, in the form attached as Schedule 21 to this Agreement, signed by the Guarantors respectively as the chief executive officer of the Corporation and individually and dated of even date.

          (3)  Performance of this Agreement.  The Corporation
               -----------------------------
and Guarantors have performed and observed in all material respects their covenants and obligations as set forth in this Agreement, and the Corporation and Guarantors have delivered to Purchaser a certificate, in the form attached as Schedule 21 to this Agreement, signed by the Guarantors respectively as the chief executive officer of the Corporation and individually and dated of even date.

          (4)  Litigation.  There is no injunction, decree, or
               ----------
order issued by any court, governmental agency, or authority, or any litigation instituted by any governmental agency or authority challenging or seeking to prohibit or enjoin any of the transactions provided and contemplated by this Agreement.

          (5)  Condition of Assets.  None of the Assets have been
               -------------------
damaged or destroyed by fire, flood, or other casualty which is not covered by the Corporation's insurance.

          (6)  Material Claims.  No material claim has arisen, of
               ---------------
which the Corporation is aware, that is not adequately covered by insurance policies maintained by the Corporation, and the Corporation has delivered a certificate to that effect signed by the chief executive officer of the Corporation and dated of even date.

     (I)  Conditions to the Corporation's and Guarantors'
          -----------------------------------------------
Obligation.  The obligation of the Corporation and the Guarantors
----------
to consummate the transactions provided and by this Agreement are subject to the satisfaction of each of the following conditions and deliveries concurrently with the execution of this Agreement:

          (1)  Representations and Warranties.  The
               ------------------------------
 representations and warranties of Purchaser contained in section
(F) of this Agreement are true and correct on and as of the date hereof, and Purchaser has delivered to the Corporation a certificate, in the form attached as Schedule 22 to this Agreement, signed by the president of Purchaser and dated of even date.

          (2)  Performance of this Agreement.  Purchaser has
               -----------------------------
performed and observed in all material respects its covenants and obligations under this Agreement and Purchaser has delivered to the Corporation a certificate, in the form attached as Schedule 22 to this Agreement, signed by the president of Purchaser and dated of even date.

          (3)  Litigation.  There is no injunction, decree, or
               ----------
order issued by any court, governmental agency, or authority, or any litigation instituted by any governmental agency or authority, challenging or seeking to prohibit or enjoin any of the transactions provided or contemplated by this Agreement.

     (J)  Tax Returns.  The Corporation and Purchaser agree to
          -----------
file all federal, state, and local tax returns, and to pay all taxes, interest, and penalties in a manner consistent with the allocation of the Purchase Price set forth in Schedule 9 to this Agreement.

     (K)  Survival of Representations, Warranties, and Covenants.
          ------------------------------------------------------
All representations, warranties, and covenants contained in this Agreement by any party to this Agreement and any certificate or other instrument delivered by or on behalf of any party pursuant to this Agreement shall be continuous and shall survive the closing hereof for a period of ten (10) years following the date of the Agreement.

     (L)  Indemnification.
          ---------------

          (1)  Indemnification by the Corporation and Guarantors.
               -------------------------------------------------
After the date hereof, the Corporation and Guarantors shall jointly and severally indemnify and hold harmless Purchaser against and in respect of:

               (a) Any damage, deficiency, or costs resulting from any misrepresentation or breach of warranty or any nonfulfillment of any covenant or agreement on the part of the Corporation or Guarantors under this Agreement;

               (b) Any damage, deficiency, or costs resulting from claims regarding the Business, the Assets, or the Demised Premises accruing or existing as a condition prior to the date hereof by a person, firm, corporation, other than a party to this Agreement or governmental entity; and

               (c) Any claim, action, suit, proceeding, demand, judgment, assessment, cost, and expense, including reasonable counsel fees, incident to any of the foregoing.

     The Corporation and Guarantors shall reimburse Purchaser for all liabilities, damages, deficiencies, claims, actions, suits, proceedings, demands, judgments, assessments, costs, and expenses to which this section (L)(1) relates only if a claim for indemnification is made by Purchaser within the period ending ten
(10) years after the date hereof except the assumption of liabilities by Purchaser under section (B) of this Agreement shall not be subject to any limitation on survival, other than as contained in the terms of any liability assumed under section
(B). Such indemnification shall apply only to all claims of any amount made under this section (L)(1) from and after the point a single claim or an aggregate of several claims equals One Thousand ($1,000) Dollars. The Guarantors have additionally executed and delivered to Purchaser an Environmental Indemnity Agreement, the form of which is attached as Schedule 15.

     (2)  Indemnification by Purchaser.  After date hereof,
          ----------------------------
Purchaser shall indemnify and hold harmless the Corporation and Guarantors against and in respect of:

               (a) Any damage, deficiency, or costs resulting from any misrepresentation or breach of warranty or any nonfulfillment of any covenant or agreement on the part of Purchaser under this Agreement;

               (b) Any damage, deficiency, or costs resulting from claims regarding the Assets or the Demised Premises accruing after the date hereof by a person, firm, or corporation other than a party to this Agreement; and

               (c) Any claim, action, suit, proceeding, demand, judgment, assessment, cost, and expense, including reasonable counsel fees, incident to any of the foregoing.

     Purchaser shall reimburse the Corporation for any liabilities, damages, deficiencies, claims, actions, suits, proceedings, demands, judgments, assessments, costs, and expenses to which this section (L)(2) relates only if a claim for indemnification is made by the Corporation and/or the Guarantors within the period ending ten (10) years after the date hereof. Such indemnification shall apply only to all claims of any amount made hereunder from and after the point a single claim or an aggregate of several claims exceeds One Thousand ($1,000) Dollars.

          (3)  Indemnification Procedure.  A party seeking
               -------------------------
indemnification (the "indemnitee") shall use its best efforts to minimize any liabilities, damages, deficiencies, claims, judgments, assessments, costs, and expenses in respect of which indemnity may be sought under this Agreement. The indemnitee shall give prompt written notice to the party from whom indemnification is sought (the "indemnitor") of the assertion of a claim for indemnification, but in no event longer than (a) 15 days after service of process in the event litigation is commenced against the indemnitee by a third party, or (b) 30 days after the indemnitee becomes aware of circumstances, not involving the commencement of litigation by a third party, which may give rise to a claim for indemnification. No such notice of assertion of a claim shall satisfy the requirements of this section (L)(3) unless it describes in reasonable detail and in good faith the facts and circumstances upon which the asserted claim for indemnification is based. The indemnitee shall consult with the indemnitor with respect to the payment, settlement, or defense of any claim, action, suit, proceeding, or demand. If any action or proceeding shall be brought in connection with any liability or claim to be indemnified hereunder, the indemnitee shall provide the indemnitor a period of 30 days to decide whether to defend such liability or claim. During such period the indemnitee shall take all necessary steps to protect the interests of itself and the indemnitor, including the filing of necessary responsive pleadings, the seeking of emergency relief, or other action necessary to maintain the status quo, subject to reimbursement from the indemnitor of its expenses in doing so. If the indemnitor determines that it shall defend such action or proceeding, the indemnitor shall defend such action or proceeding at its expense, using counsel selected by any insurance company insuring against any such claim and undertaking to defend such claim, or by other counsel selected by it and approved by the indemnitee, which approval shall not be unreasonably withheld or delayed. The indemnitor shall keep the indemnitee fully apprised at all times as to the status of the defense and shall consult with the indemnitee prior to settlement of any indemnified matter. In the event the indemnitee has a claim or claims against any third party growing out of or connected with the indemnified matter, then upon receipt of indemnification, the indemnitee shall fully assign to the indemnitor the entire claim or claims and the indemnitor shall thereupon be subrogated with respect to such claim or claims of the indemnitee.

     (M)  Prorations and Adjustments.
          --------------------------

          (1)  Expenses.  All current rents, security deposits,
               --------
contract deposits, or advance payments, property and payroll taxes, assessments, utility charges, insurance premiums on any policy acquired by Purchaser, and any other prepaid or deferred expenses relating to the operation of the Business shall be prorated or reimbursed, as the case may be, as of June 1, 1998. The Corporation shall retain all revenues and shall be responsible for all expenses and liabilities allocable to the period prior to June 1, 1998, including payments due prior to June 1, 1998 under such prorated contracts, and Purchaser shall receive all revenues and shall, to the extent agreed hereunder, be responsible for all expenses and liabilities allocable to the period subsequent to June 1, 1998.

          (2)  Time of Prorations and Adjustments.  The
               ----------------------------------
prorations and adjustments contemplated by this section, to the extent practicable, shall be made on the date hereof. As to those prorations and adjustments not capable of being ascertained on June 1, 1998, any adjustment and proration shall be made within 90 calendar days of the date hereof.

          (3)  Disputes.  In the event of any disputes between
               --------
the parties as to such adjustments, the amounts not in dispute shall nonetheless be paid at the time provided in section (M)(2), and such disputes shall be determined by an independent certified public accountant mutually acceptable to the parties, and the fees and expenses of such accountant shall be paid one-half by the Corporation and one-half by Purchaser. If the parties are unable to agree upon the selection of an independent certified public accountant, then they shall promptly submit such dispute to binding arbitration through the American Arbitration Association.

     (N)  Records and Further Assurances.  After the date hereof,
          ------------------------------
the Corporation and Purchaser shall make available to the other on reasonable request such books and records of that party as may be appropriate for use in connection with their respective tax returns, including any review thereof, and for any other reasonable purpose. Such books and records shall be retained for a period of 10 years; provided, however, that after 3 years any portion of such books and records may be destroyed in whole or in part, by the party in possession thereof upon 30 days' notice to the other party, unless the party to whom such notice is given shall object, in which event the objecting party shall be given such records in lieu of destruction thereof. Either party shall, at the other party's request, execute and deliver such other instruments of conveyance and transfer and take such other actions as may be reasonably requested to effectively carry out the terms and provisions of this Agreement.

     (O)  Public Statements.  Except for such disclosure and
          -----------------
reporting obligations of the Purchaser required as a result of Purchaser's parent corporation being a listed publicly traded corporation which disclosure and reporting obligations the Purchaser intends to satisfy through Coffins Communications Group, neither the Corporation, nor the Guarantors, nor Purchaser shall, without the prior written approval of each other party hereto, make any press release or other public announcement concerning the transactions provided by this Agreement.

     (P)  Notices.  All notices, requests, consents, and other
          -------
communications under this Agreement shall be in writing and shall be mailed by first class, registered, or certified mail, postage prepaid, or sent via overnight courier service:

     If to Purchaser, to:

          Attention: Sean Garber, President
          ISA Indiana, Inc.
          P.O. Box 32428
          Louisville, Kentucky 40232

     with copy to:

          Joseph H. Cohen, Esq.
          Morris, Garlove, Waterman & Johnson PLLC
          One Riverfront Plaza, Suite 1000
          Louisville, Kentucky 40202

     If to the Corporation or Guarantors, to:

          Mr. R.K. Fitzpatrick, President
          R.J. FITZPATRICK SMELTERS, INC.
          P.O. Box 387
          Seymour, Indiana 47274

     with copy to:

          Edward P. Elsner, Jr., Esq.
          Montgomery, Elsner & Pardieck
          308 West 2nd Street
          Seymour, Indiana 47274

or to such other address of which the addressee shall have notified the sender in writing. Notices mailed in accordance with this section shall be deemed given when mailed, and notices sent by overnight courier service shall be deemed given when placed in the hands of a representative of such service.

     (Q)  Third Party Rights.  It is the intention of the parties
          ------------------
that nothing in this Agreement shall be deemed to create any right with respect to any person or entity not a party to this Agreement.

     (R)  Parties in Interest; Assignment.  All covenants and
          -------------------------------
agreements contained in this Agreement by or on behalf of any of the parties to this Agreement shall bind and inure to the benefit of their respective heirs, executors, successors, and assigns, whether so expressed or not. No party to this Agreement may assign its rights or delegate its obligations under this Agreement to any other person or entity without the express prior written consent of the other party, except that Purchaser may assign its rights and delegate its obligations to a subsidiary or affiliated corporation of Purchaser, provided that such assignment and delegation shall not relieve Purchaser of its obligations under this Agreement.

     (S)  Construction; Governing Law.  The section headings
          ---------------------------
contained in this Agreement are inserted as a matter of convenience and shall not affect in any way the construction of the terms of this Agreement. This Agreement shall be governed by and interpreted in accordance with the laws of the State of Indiana.

     (T)  Entire Agreement; Amendment and Waiver.  This
          --------------------------------------
Agreement, including the schedules hereto and related instruments referred to herein, constitutes and contains the entire agreement between the parties hereto with respect to the transactions provided and contemplated hereby and supersedes any prior writing by the parties. The parties may, by mutual agreement in writing, amend this Agreement in any respect, and any party, as to such party, may in writing (1) extend the time for the performance of any obligations of any other party; (2) waive any inaccuracies in representations and warranties by any other party; (3) waive performance of any obligations by any other party; and (4) waive the fulfillment of any condition that is precedent to the performance by such party of any of its obligations hereunder or is a condition subsequent. No such waiver shall be deemed to constitute the waiver of any other breach of the same or of any other term or condition of this Agreement. Any such amendment or waiver must be signed by an officer of the parties or party to such amendment or waiver.

     (U)  Severability.  The invalidity or unenforceability of
          ------------
any provision of this Agreement shall not affect the validity or enforceability of the remaining provisions.

     (V)  Counterparts.  This Agreement may be executed in one or
          ------------
more counterparts, any one of which need not contain the signatures of more than one party but all of which taken together shall constitute one and the same agreement.

     (W)  Expenses.  Each party to this Agreement shall
          --------
respectively pay any and all fees and expenses that such party may incur in connection with the negotiation, execution, and closing of this Agreement and the other transactions provided and contemplated by this Agreement. Notwithstanding the foregoing, the Corporation shall pay any local and state taxes and fees assessed or due in connection with the sale of the Assets to Purchaser, including any transfer and sales taxes (other than income taxes).

     (X)  Schedules.  The Schedules 1 through and including 22
          ---------
attached to this Agreement constitute a part of this Agreement and are incorporated herein by reference in their entirety as if fully set forth in this Agreement at each point mentioned.

     (Y)  Time of Essence.  Time is of the essence to the
          ---------------
performance of the obligations set forth in this Agreement.

     IN WITNESS WHEREOF, the Corporation, the Guarantors and
Purchaser have caused this Asset Purchase Agreement to be executed by their duly authorized officers and by R.K.
Fitzpatrick and Cheryl Fitzpatrick, individually, on July 31,
1998, but effective as of June 1, 1998.


                              R.J. FITZPATRICK SMELTERS, INC.


                              By: /s/ R. K. Fitzpatrick
                                 ------------------------------
                                   R.K.  Fitzpatrick, President


                              ISA INDIANA, INC.


                              By: /s/ Sean Garber
                                 ------------------------------
                                   Sean Garber, President


                              /s/ R.K. Fitzpatrick
                              ----------------------------------
                              R.K. FITZPATRICK, Individually


                              /s/ Cheryl Fitzpatrick
                              ----------------------------------
                              CHERYL FITZPATRICK, Individually


July 30, 1998 (4:41 pm)

                          SCHEDULES TO
                    ASSET PURCHASE AGREEMENT

Schedule 1 The governmental authorizations, together with any renewals, extensions, or modifications thereof and applications therefor
Schedule 2     The Legal Description of the Demised Premises
               (13.834 acres)
Schedule 3 The personal property consisting of machinery, equipment, furniture, and fixtures ("FF&E") and supplies
Schedule 4 All of the written contracts, agreements, commitments, understandings, or instruments relating to the Business, and all written agreements, commitments, and benefits relating or payable to employees of the Business, whether earned before or after the closing date (collectively, the "contracts") to which the Corporation is a party or by which it is bound
Schedule 5     Excluded Contracts
Schedule 6 The Commission Agreement and Covenant Not to Compete between the Purchaser, and Guarantors
Schedule 7     Guarantors' Personal Property
Schedule 8 The Phase I and Phase II Environmental Assessment and Supplemental Reports prepared by NSS Environmental, Inc.
Schedule 9     Allocation of Purchase Price for Assets
Schedule 10    The Lease for the Demised Premises
Schedule 11    The Bill of Sale
Schedule 12 The Assignment or Assignments to effect the sale, conveyance, and transfer of good and marketable title to the Assets from the Corporation to Purchaser, free and clear of all liens, mortgages, security interests, pledges, charges, and encumbrances
Schedule 13    Opinion of Counsel for Corporation and Guarantors
Schedule 14    Subordination Non-Disturbance and Attornment
               Agreement
Schedule 15    The Environmental Indemnity Agreement
Schedule 16    The Exceptions to Good Title to Assets
Schedule 17 An instrument or instruments of assumption in the form (with appropriate insertions) to evidence Purchaser's assumption of the liabilities set forth on Schedule 4 to be assumed by Purchaser
Schedule 18 Unaudited Financial Statements for the period ended December 31, 1996 and December 31, 1997
Schedule 19    Employee Welfare Benefit Plans and Employee
               Pension Benefit Plans
Schedule 20 Noncancelable Contracts, including material leases, employment contracts, contracts for services or maintenance, or other similar contracts existing or relating to or connected with the operation of the Corporation's Business not cancelable within thirty (30) days
Schedule 21 Corporation's and Guarantor's Certification of their Representations and Warranties
Schedule 22    Purchaser's Certificate of its Representations and
               Warranties

                           Schedule 1

          The governmental authorizations, together with any renewals, extensions, or modifications thereof and applications therefor

                              NONE

                           Schedule 3
                           ----------

     Personal Property consisting of machinery, equipment, furniture, and fixtures ("FF&E") and supplies

                           Schedule 4

          All of the written contracts, agreements, commitments, understandings, or instruments relating to the Business, and all written agreements, commitments, and benefits relating or payable to employees of the Business, whether earned before or after the closing date (collectively, the "contracts") to which the Corporation is a party or by which it is bound

                              NONE

                           Schedule 5

                      Excluded Contracts

                              NONE

                           Schedule 9

            Allocation of Purchase Price for Assets

[Entire purchase price to be allocated to Equipment listed in
Schedule 3]

                          Schedule 12

          The Assignment or Assignments to effect the sale, conveyance, and transfer of good and marketable title to the Assets from the Corporation to Purchaser, free and clear of all liens, mortgages, security interests, pledges, charges, and encumbrances

[Attach Certificate of Title for Vehicles and Similar Transfer
Instruments]

                          Schedule 16

                The Exceptions to Good Title to Assets

                                                            UCC
Assets                             Secured Party            Information
------                             -------------            -----------

1988 Used A-1 Jon #400 Logger      Jackson County Bank      #278 filed
and any attachments or ancillary                            9/27/93
equipment, Serial #12593 with
Detroit Diesel 453 engine,
Serial #4D-22163
Caterpillar 225 Hydraulic          Jackson County Bank      #1551 filed
Excavator, Serial #514 672;                                 9/21/95
1989 Peterbilt Semi-Tractor
Model #377, Serial
#1XPCDBPXXXKD277309;
and Industrial Metal Lift Magnet

Caterpillar 225 Hydraulic Crane    Jackson County Bank      #96-703 filed
                                                            7/31/96

All Equipment, Replacements and    National City Bank of    #96-803 filed
Additions Hereto, Now Owned and    Indiana                  9/17/96
Hereafter Acquired

All Equipment, Furniture and       National City Bank of    #97-304 filed
Fixtures Now Owned, Replacements,  Indiana                  4/17/97
and Additions Thereto

Roll Off Boxes:                    Jackson County Bank      #97-137 filed
40 Yard, serial #1304;                                      2/25/97
40 Yard, serial #1305;
30 Yard, serial #1395;
30 Yard, serial #1396;
30 Yard, serial #1397;
20 Yard, serial #1092; and
20 Yard, serial #18149

Caterpillar Lift Truck, Model      Jackson County Bank      #97-19 filed
#GP25-LP, Serial #5AM03732,                                 1/3/97
4-way Hydraulics, 132 Duplex Mast,
OHG, Offlatch Restraint System

All Equipment                      Jackson County Bank      #97-18 filed
                                                            1/3/97


                                   TOTAL PAYOFF             *$364,279.84

          *PAYMENTS FROM PURCHASE PRICE TO BE MADE BY PURCHASER JOINTLY AS FOLLOWS: (I) TO CORPORATION AND JACKSON COUNTY BANK, THE SUM OF $295,277.98, AND (II) TO CORPORATION AND NATIONAL CITY BANK OF INDIANA, THE SUM OF $69,001.86.

                           Schedule 17

          An instrument or instruments of assumption in the form (with appropriate insertions) to evidence Purchaser's assumption of the liabilities set forth on Schedule 4 to be assumed by Purchaser

                              NONE

                          Schedule 18

                 Unaudited Financial Statements
            December 31, 1996 and December 31, 1997

                          Schedule 19

Employee Welfare Benefit Plans and Employee Pension Benefit Plans

                      [Provided by Seller]
                          Schedule 20

          Noncancelable Contracts, including material leases, employment contracts, contracts for services or maintenance, or other similar contracts existing or relating to or connected with the operation of the Corporation's Business not cancelable within thirty (30) days

                              NONE

                                                    EXHIBIT 10.21

                        LEASE AGREEMENT
                        ---------------


     THIS LEASE AGREEMENT made and effective the 1st day of June, 1998, at Seymour, Indiana, is by and between R.K. FITZPATRICK and CHERYL FITZPATRICK, his wife, each an Indiana resident and R.J. FITZPATRICK SMELTERS, INC., an Indiana corporation, each of P.O. Box 387, Seymour, Indiana 47274 (herein jointly "Landlord"); and ISA INDIANA, INC., an Indiana corporation, of 7100 Grade Lane, Louisville, Kentucky 40213 (herein "Tenant").


     W I T N E S S E T H:
     - - - - - - - - - -

     IN CONSIDERATION of the rents to be paid, covenants, condition, terms, and provisions hereinafter stated, the Landlord does hereby lease to the Tenant and the Tenant does hereby accept lease from the Landlord, and the Landlord, and Tenant do hereby warrant, covenant, and agree each with the other as hereinafter set forth.


     1.   DEMISED PREMISES:
          ----------------

     The Landlord demises unto the Tenant and the Tenant leases from the Landlord that certain 13.834 acre parcel of improved real estate located at County Road 900 W., Jennings County, Indiana 47274, which is outlined and cross-hatched in red on ANNEX "A" attached hereto (herein called the "Demised Premises"). The Landlord grants to Tenant the right to fully utilize all easements, rights, and appurtenances applicable to the Demised Premises.


     2.   DELIVERY OF POSSESSION OF DEMISED PREMISES:
          ------------------------------------------

     Possession of the Demised Premises shall be deemed delivered to and accepted by Tenant on or about June 1, 1998.


     3.   RENT:
          ----

     A.  Fixed Minimum Rent During the Ten (10) Year Original
          ---------------------------------------------------
Term and Each of the Ten (10) Successive Ten (10) Year Renewal
--------------------------------------------------------------
Terms. The Tenant shall pay to Landlord on or before the first
-----
day of each consecutive calendar month in advance, the monthly sum $13,000 as "Fixed Minimum Rent" each month during the ten
(10) year Original Term of this Lease. During each ten (10) year Renewal Term of this Lease, Tenant shall pay to Landlord a sum equal to $13,000 increased in direct proportion to the change in the cost of living as reflected in the Consumer Price Index as revised for All Urban Consumers - U.S. City Average, published by the Bureau of Labor Statistics, U.S. Department of Labor based on All Items for the years 1982-84=100 as set forth below:

          The Fixed Monthly Minimum Rent of $13,000 shall be multiplied by fractions, the denominator of which is the Index figure for June, 1998 and the numerators of which shall be the Index figures for June, 2008, June
          2018, June 2028, June 2038, June 2048, June
          2058, June 2068, June, 2078, June 2088, 2098,
          and June 2108, respectively. Such adjusted amounts shall be payable in advance on the first day of each consecutive calendar month during each respective option period.

     B.   Additional Rent.  In addition to the rent set forth in
          ---------------
this paragraph 3, Tenant shall pay to Landlord as "Additional Rent" during the term of this Lease and any extension or renewal thereof, any and all sums of money or charges required to be paid by Tenant under the terms of this Lease whether designated "Additional Rent" or not, and such amounts, if not paid when due, shall be collectible as "Additional Rent" with the next installment of rent thereafter falling due as provided herein and otherwise subject to all provisions of this Lease as of law as to default in the payment of rent; provided, nothing herein shall be deemed to excuse or delay the obligation of Tenant to pay any amount of money or charge at the time the same shall become due under the terms of this Lease.

     C.   Allocation of Rent.  The Landlord has requested that
          ------------------
all rent payments be made solely to R.J. Fitzpatrick Smelters, Inc. on behalf of all Landlords and the parties stipulate that the Fitzpatricks, individually, are entitled to $500 of each monthly rent.


     4.   COMMENCEMENT DATE AND ORIGINAL AND RENEWAL TERMS OF
          ---------------------------------------------------
          LEASE:
          -----

     The Commencement Date of the Original Term of this Lease shall be the 1st day of June, 1998. The Original Term of this Lease is for a period of ten (10) years ending at midnight the 31st day of May, 2008. However, at any time after May 31, 2003, Tenant may cancel this Lease and terminate any further liability to Landlord by paying to Landlord the cash sum of $156,000 as a termination payment. Unless Tenant elects in writing to terminate this Lease not less than six (6) months prior to the expiration of the then current term, the terms of this Lease shall be automatically renewed for successive periods of ten (10) years each.

     5.   EXTENSION OF TERM AND RIGHT OF FIRST REFUSAL FOR
          ------------------------------------------------
          ADDITIONAL LEASE:
          ----------------

     If Tenant occupies the Demised Premises after the end of the original and all renewal terms, occupancy shall in all events during said extended period be governed by the terms and provisions of this Lease; such continued occupancy shall be only on a month-to-month basis. Nothing herein contained and nothing contained above shall cause the term of this Lease to begin prior to Commencement Date stated above or be extended without express written consent of the Landlord; and without such written consent, the Lease shall begin and terminate as provided in paragraph 4 or elsewhere in this Lease. At and after the expiration of the term, Tenant shall have the right of first refusal to lease the Demised Premises upon the same terms and conditions as proposed by Landlord and any bona fide prospective tenant.


     6.   USE OF DEMISED PREMISES AND OPERATION OF BUSINESS:
          -------------------------------------------------

     A. Landlord represents and warrants that the Demised Premises have been used for scrap and recycling operations continuously since prior to January 1, 1973. If for any reason Tenant is deprived of full use of the Demised Premises and all facilities thereon, Tenant shall have the option to terminate the Lease without further liability thereon. The Tenant may use the Demised Premises for the same business uses as heretofore operated by R.J. Fitzpatrick Smelters, Inc. being the scrap and recycling business. In addition, Tenant may use the Demised Premises for any lawful purpose.

     B. Tenant shall use and occupy the Demised Premises in accordance with local ordinances and the lawful directions of proper public officials.

     C. Commencing on the Commencement Date of this Lease, Tenant shall indemnify Landlord and hold Landlord harmless from and against all claims, actions, demands, expenses, and judgments for loss, damage or injury to property or persons resulting or occurring by reason of Tenant's use or occupancy of the Demised Premises, and the Landlord shall indemnify Tenant and hold Tenant harmless from and against all claims, actions, demands, expenses, and judgments for loss, damage or injury to property or persons resulting or occurring by reason of any event or condition which occurred or existed on or prior to the Commencement Date of this Lease, as reflected on the Phase I and Phase II Environmental Assessments attached hereto as ANNEX "B" and "C", respectively.

     D. In Tenant's use and occupancy of the Demised Premises, Tenant shall comply with the requirements of all federal, state, and local safety, health, environmental, and sanitation laws, rules, regulations, and ordinances.

     E. Tenant shall not install any underground tanks or associated underground piping for the storage or transmission of any product on the Demised Premises without the prior express written consent of Landlord.


     7.   PUBLIC UTILITIES AND SERVICES:
          -----------------------------

     A. Tenant shall pay for all water, gas, electricity, telephone and other utility charges as incurred at the Demised
Premises.

     B. Interruption or cessation or impairment of any utility and/or sewer or related service caused or necessitated by repairs, improvements, or hazards or causes beyond the Landlord's direct control, shall not give Tenant any claim for damages against Landlord or any right to abate Tenant's rent or other obligations hereunder.


     8.   TAXES:
          -----

     A. Tenant will pay all taxes on any leasehold interest, furnishings, equipment, stock-in-trade, Tenant's own property and improvements made by Tenant or on Tenant's behalf with respect to the Demised Premises whether or not the same is attached to the real estate.

     B. Tenant shall pay the real estate taxes and assessments levied and assessed against the Demised Premises. The term "real estate taxes" shall mean all existing taxes, assessments, and government charges and all additional and new taxes, assessments, and governmental charges whether designated real estate taxes, assessments, or ad valorem taxes.


     9.   ALTERATIONS AND REPAIRS:
          -----------------------

     Tenant shall keep and maintain the buildings upon the Demised Premises and other improvements exclusively serving the Demised Premises in as good condition as when received at the Commencement Date less ordinary wear and tear. If Tenant refuses or neglects to commence or complete repairs promptly and adequately, Landlord may, following reasonable written notice to Tenant, make or complete said repairs and Tenant shall pay the cost thereof to Landlord upon demand as additional rental hereunder. Tenant shall surrender the Demised Premises to Landlord at the expiration or earlier termination of this Lease in as good condition as when received, excepting only deterioration caused by ordinary wear and tear considering the nature of Tenant's business.


     10.  TENANT'S RIGHT TO MAKE ALTERATIONS:
          ----------------------------------

     The Tenant shall have the right make any alterations, improvements, or additions to the Demised Premises Property during the term of this Lease or any extension thereof as deemed necessary by Tenant for its operations. All such permitted alterations, improvements, and additions made by the Tenant shall remain upon the Demised Premises at the expiration or earlier termination of this Lease and shall become the property of the Landlord. In no event shall Tenant permit any statutory lien to be filed and maintained against the Demised Premised, or Tenant's leasehold interest as a result of labor or materials furnished to the Demised Premises at the direction of or on behalf of Tenant, either directly or indirectly. Notwithstanding anything contained herein to the contrary, any changes in the Demised Premises made by Tenant shall not reduce the fair market value of the improvements upon the Demised Premises and shall not material change the "business use" of such improvements.

     11.  LIABILITY OF LANDLORD:
          ---------------------

     Unless the fault of Landlord, Landlord shall not be liable for any damage done or occasioned by or from the electrical system, the heating or air conditioning system, the plumbing and sewer systems, nor for damages occasioned by water, snow or ice being upon or coming through the roof, trap door, walls, windows, doors, or otherwise, in, upon, or about the Demised Premises. Unless the fault of Landlord, Landlord shall not be liable for any damage to Tenant's fixtures, furniture, furnishings, floor and wall coverings, special equipment and all other items of personal property of Tenant resulting from fire or other hazards, and Tenant hereby releases Landlord from all liability for such damage. Landlord agrees to and shall indemnify Tenant and hold Tenant harmless from any and all liability arising from any condition of the Demised Premises which may be deemed environmentally impaired as reflected by the Environmental Assessments attached ANNEX "B" and "C", and Landlord has executed and delivered to Tenant a separate Environmental Indemnity Agreement, the form of which is attached as ANNEX "D". The parties have agreed that Landlord shall be responsible to Tenant for sums up to but not exceeding $500,000 with respect to environmental liabilities.


     12.  MISCELLANEOUS ADDITIONAL AFFIRMATIVE COVENANTS OF
          -------------------------------------------------
          TENANT:
          ------

     The Tenant covenants that except for Landlord's responsibility for the Demised Premises' environmental condition as reflected in ANNEX "B" and C, Tenant shall:

     A. Comply with the terms of any state or federal statute or local ordinance or regulation applicable to the Tenant and its use of the Demised Premises and save the Landlord harmless from penalties, fines, costs, expenses, or damages resulting from its failure to do so.

     B. Tenant shall have no right to and will not permit any mechanic's or other liens against the Demised Premises or any part thereof, by reason of work, labor, services or materials supplied or claimed to have been supplied to Tenant or anyone holding any portion of the Demised Premises through or under the Tenant. No such attempted lien, even if filed or recorded, shall be valid against the Demised Premises. If, however, any such lien shall at any time be filed against the Tenant's interest in the Demised Premises and/or against the Landlord's interest or property because of any claim of any acts or omissions on the part of the Tenant, the Tenant shall either cause the same to be discharged of record within twenty (20) days after the date of filing of same, or, if the Tenant, in the Tenant's discretion and good faith, determines that such lien should be contested, the Tenant shall furnish such security as may be necessary or required to prevent any foreclosure proceedings against the Tenant's or Landlord's interest in the Demised Premises during the pendency of such contest and shall substitute a bond for the Demised Premises if permitted by the laws of Indiana so that the lien is removed from the Demised Premises.

     C. Tenant agrees that should this Lease be terminated for any reason, Tenant shall redeliver the Demised Premises in a condition with respect to environmental matters which are not more adverse than the condition as reflected by ANNEX B and C.


     13.  SIGNS:
          -----

     The Tenant shall have the right to install or affix any sign, device, fixture, or attachment on or upon the Demised
Premises, including any roofs or canopies of any buildings upon the Demised Premises as Tenant deems necessary.


     14.  DAMAGE TO DEMISED PREMISES:
          --------------------------

     In the event any portion of the Demised Premises is damaged by any peril covered by standard policies of fire insurance with extended coverage, the Tenant shall promptly, at Tenant's own expense from the insurance proceeds received, cause such damage to be repaired and the rent shall not be abated. In all events, Tenant shall receive the entire proceeds of insurance without claim by Landlord. At the expiration of the Lease, Tenant shall return the Demised Premises to Landlord in the same condition as received less any ordinary wear and tear and improvements made by Tenant which remain.


     15.  INDEMNIFICATION, PUBLIC LIABILITY INSURANCE, AND FIRE
          -----------------------------------------------------
AND EXTENDED COVERAGE INSURANCE:
-------------------------------

     A. Except for Landlord's own negligence, the Tenant agrees to and shall indemnify the Landlord and save the Landlord harmless from and against any and all claims, actions, damages, liability, and expense in connection with loss of life, personal injury, or damage to property occurring in or about and/or arising out of Tenant's use of the Demised Premises. Except for Landlord's own negligence, in case the Landlord shall be made a party to any litigation commenced by or against the Tenant, Tenant's agents, sub-tenants, licensees, concessionaires, contractors, customers, or employees, then the Tenant shall protect and hold the Landlord harmless and shall pay all costs, expenses, and reasonable attorneys' fees incurred or paid by the Landlord in connection with such litigation. Landlord shall indemnify Tenant with respect to matters resulting from landlord's intentional acts or negligence.

     B. At all times during the term hereof, the Tenant agrees to, and shall keep in force, at Tenant's own expense public liability insurance in companies acceptable to the Landlord and naming as the named insureds both the Landlord and Tenant, with minimum limits of $1,000,000 on account of bodily injuries to or death of one or more than one person as a result of any one accident or disaster, and $100,000 on account of damage to property.
                                6

     C. The Tenant shall furnish to Landlord within ten (10) days after the execution of this instrument and at all times during the term hereof, copies of policies or certificates of insurance evidencing continuing coverage required by this Lease. All policies required hereunder shall contain an endorsement providing that the insurer will not cancel or materially change the coverage of such policies without first giving thirty (30) days prior written notice thereof to the Landlord.

     D. Tenant shall secure, maintain and keep insured during the term hereof and any extension thereof, the Demised Premises against loss or damage and risks covered by standard policies of fire and extended coverage, in an amount not less than the respective full insurable values thereof, which policy or policies shall have Landlord as an additional named insured. Unless otherwise provided in this Lease, in case of the destruction of or damage to said buildings or improvements or any part thereof, Tenant agrees to apply all such sums of money received by virtue of any such insurance in repairing or rebuilding such buildings or improvements. The term "full insurable value" shall mean the actual replacement cost excluding foundation and excavation cost less physical depreciation with respect to the Demised Premises. Tenant shall be responsible for the cost of any repair in excess of insurance coverage.


     16.  WAIVER OF CLAIMS:
          ----------------

     In the event the building improvements upon the Demised Premises are damaged or destroyed by fire or other insured casualty, the rights, if any, of the Landlord and Tenant against each other with respect to such damage or destruction are waived; and all policies of insurance covering the Demised Premises shall contain a clause or endorsement providing in substance that the insurance shall not be prejudiced if the assured has waived its right of recovery from any person or persons prior to the date and time of loss or damage, if any, and no insurance carrier of either Tenant or Landlord shall have any rights or subrogation against the other.


     17.  TRADE FIXTURES:
          --------------

     All trade fixtures installed by the Tenant in the Demised Premises shall remain the property of the Tenant and shall be removed at the expiration or earlier termination of this Lease provided the Tenant shall not at such time be in default under any covenant or condition herein; and provided further, that in the event of such removal, Tenant shall repair any damage caused by such removal and the Tenant shall promptly restore the premises to their order and condition as of the Commencement Date of this Lease. Any trade fixtures not so removed shall become the property of the Landlord.

     18.  ASSIGNMENT AND SUBLETTING:
          -------------------------

     The Tenant shall not assign this Lease without obtaining the prior written consent of the Landlord which consent shall not be unreasonably withheld. In the event that Tenant shall at any time during the term of this Lease, sublet all or any part of the Demised Premises, which Tenant may do without Landlord's consent, then, and in such event, it is hereby mutually agreed that Tenant shall nevertheless remain fully liable under all the terms, covenants, and conditions of this Lease. If this Lease be assigned, or if the Demised Premises or any part thereof be subleased or occupied by anyone other than Tenant, Landlord may collect from the assignee, sublessee or occupant any rent or other charges payable by Tenant under this Lease, and apply the amount collected to the rent and other charges herein reserved, but such collection by Landlord shall not be deemed an acceptance of the assignee, sublessee, or occupant as a tenant nor a release of Tenant from the performance by Tenant under this Lease. Each permitted transferee shall assume and be deemed to have assumed this Lease and shall be and remain liable, jointly and severally, with Tenant for the payment of all rents provided for herein and for the due performance and compliance with all the terms, covenants, conditions, and agreements herein contained on Tenant's part to be performed or complied with for the term of this Lease. No assignment shall be binding on Landlord unless such assignee or Tenant shall deliver to Landlord a duplicate original of the instrument of assignment which contains a covenant of assumption by the assignee of all of the obligations aforesaid and shall obtain from Landlord the aforesaid written consent, prior thereto.


     19.  TRANSFERS BY LANDLORD
          ---------------------

     A. Any sale of the Demised Premises is subject to this Lease and Tenant's option to purchase.

     B.   Limit on Encumbrances.  Landlord shall not mortgage or
          ---------------------
encumber the Demised Premises in an aggregate sum exceeding
$1,600,000.

     C. Landlord agrees to provide to Tenant at all times when requested a Subordination, Non-Disturbance and Attornment Agreement executed by Landlord and Landlord's lender(s) prepared by Tenant's counsel or reasonably acceptable to Tenant which recognizes Tenant's rights under this Lease provided Tenant is not in default of its terms.


     20.  CUSTOM, USAGE, ACCORD, AND SATISFACTION:
          ---------------------------------------

     Any law, usage, or custom to the contrary notwithstanding the Landlord shall have the right at all times to enforce the covenants and conditions of this Lease in strict accordance with the terms hereof, notwithstanding any conduct or custom on the part of the Landlord in refraining from so doing at any time or times. The failure of the Landlord at any time to enforce its rights under such covenants and conditions strictly in accordance with the same shall not be construed as having
                                8
created a custom in any way or manner contrary to the specific covenants and conditions of this Lease or as having in any way or manner modified or waived the same. Further, no payment by Tenant or receipt by Landlord of a lesser amount than the rental herein stipulated shall be deemed to be other than an account of the earlier stipulated rent nor shall any endorsement or statement on any check or any letter accompanying any check or payment as rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy provided for in this Lease or available at law or in equity.


     21.  EMINENT DOMAIN:
          --------------

     In the event the Demised Premises or any part thereof shall be taken or condemned either permanently or temporarily for any pubic or quasi-public use or purpose by any competent authority in appropriation proceedings or by any right of eminent domain, the entire compensation award therefor, including, but not limited to, all damages as compensation for diminution in value of the leasehold, reversion, and fee, shall belong to the parties hereto in accordance with their respective interests. Tenant shall have the separate right to claim and recover from the condemning authority, such compensation as may be separately awarded or recoverable by Tenant in Tenant's own right on account of any and all damage to Tenant's business by reason of the condemnation and for or on account of any cost or loss to which Tenant may be put in removing Tenant's property.

     If the whole of the Demised Premises (or so much thereof as to render the balance unsuitable for Tenant's business in the sole determination of Tenant reasonably exercised shall be taken by any public authority under the power of eminent domain, this Lease shall terminate as of the day possession shall be taken by such public authority, and Tenant shall pay rent up to that date with an appropriate refund by Landlord of such rent as shall have been paid in advance for a period subsequent to the date of the taking. If less than a significant portion of the Demised Premises shall be so taken so that Tenant may continue to operate reasonably, this Lease shall terminate only with respect to the parts so taken as of the day possession shall be taken by such public authority, and Tenant shall pay rent up to that day with an appropriate refund by Landlord of such rent as may have been paid in advance for a period subsequent to the date of the taking, and, thereafter, the Fixed Minimum Rent shall be equitably adjusted.


     22.  EVENTS OF DEFAULT BY TENANT AND REMEDIES OF LANDLORD:
          ----------------------------------------------------

     This Lease is made upon the condition that the Tenant shall punctually and faithfully perform all of the covenants and agreements by Tenant to be performed as herein set forth, and if any of the following events of default shall occur, to wit: (a) any installment of Fixed Minimum Rent, Additional Rent, or any other sums required to be paid by Tenant hereunder, or any part thereof, shall be any time in arrears and unpaid for twenty (20) days after written demand therefor, or (b) there be any default on the part of Tenant in the observance or performance of any of the other covenants, agreements, or conditions of this Lease on the part of Tenant to be kept and performed, and said default shall continue for a period following twenty
(20) days written notice by Landlord unless Tenant shall have commenced to cure said default within twenty (20) days and continues diligently to pursue the curing of the same, or (c) Tenant shall file a petition in bankruptcy or be adjudicated a bankrupt, or file any petition or answer seeking any reorganiza tion, arrangement, composition, readjustment, liquidation, dissolution, or similar relief under any present or future federal, state, or other statute, law, or regulation, or make an assignment for the benefit of creditors, or (d) any trustee, receiver, or liquidator of Tenant or of all or any substantial part of their properties or of the Demised Premises shall be appointed in any action, suit, or proceeding by or against Tenant and such proceeding or action shall not have been dismissed within fifteen (15) days after such appointment, then and in any of said cases, Landlord, at its option, may terminate this Lease and re-enter upon the Premises and take possession thereof with full right to sue for and collect all sums or amounts with respect to which Tenant may then be in default and accrued up to the time of such entry, including damages to Landlord by reason of any breach or default on the part of Tenant, or Landlord may, if it elects so to do, bring suit for the collection of such rents and damages without entering into possession of the Demised Premises or voiding this Lease.

     If Tenant at any time shall fail to pay any taxes, assessments, or liens, or shall fail to make any payment or perform any act required by this Lease to be made or performed by Tenant, then Landlord, without waiving or releasing Tenant from any obligation or default under this Lease, may (but shall be under no obligation to) at any time thereafter make such payment or perform such act for the account and at the expense of Tenant. All sums so paid by Landlord and all costs and expenses so incurred shall accrue interest at the rate of ten (10%) percent per annum from the date of payment or incurring thereof by Landlord and shall constitute additional rent payable by Tenant under this Lease and shall be paid by Tenant to Landlord upon demand. All other sums payable by Tenant to Landlord under this Lease, if not paid when due, shall accrue interest at the rate of ten (10%) percent per annum or the highest lawful legal rate from their due date until paid, said interest to be so much additional rent under this Lease and shall be paid to Landlord by Tenant upon demand. If Landlord retakes possession of the Demised Premises due to default of Tenant, Landlord shall have the right to relet the Demised Premises. If Landlord is unable to relet the Demised Premises or releases the Demised Premises for an amount less than Tenant is obligated to pay for the balance of the then current term, the Tenant shall be responsible for the amount of loss suffered by Landlord either for loss of income suffered by Landlord for the balance of the term if Landlord is unable to relet the Demised Premises or relets the same for less rent.


     23.  SPECIAL AND MISCELLANEOUS PROVISIONS:
          ------------------------------------

     A.   Entire Agreement.  This Lease and any exhibits attached
          ----------------
hereto and forming a part hereof, set forth all the covenants, promises, agreements, conditions, and understandings between Landlord and Tenant concerning the Demised Premises and other than a certain proposed subordination, non-disturbance and attornment agreement between Landlord, Tenant, and The Seymour National Bank, there are no covenants, promises, agreements, conditions, or understandings either oral or written, between the parties other than as are herein set forth. Except as herein otherwise provided, no subsequent alteration, amendment, change or addition to this Lease shall be binding upon Landlord or Tenant unless reduced in writing and signed by them. Tenant agrees that Landlord and its agents have made no representation or promises with respect to the Demised Premises except as herein expressly set forth.

     B.   Lease Inures.  This Lease and all the covenants,
          ------------
provisions, and conditions herein contained shall inure to the benefit of and be binding upon the successors, and assigns, respectively, of the parties hereto.

     C.   Access to Premises.  Landlord shall have free access to
          ------------------
the Demised Premises at all reasonable times during business hours after notice and accompanied by Tenant for the purpose of examining the same.

     D.   Invalid Provision.  If any provision of this Lease
          -----------------
shall be determined to be void by any court of competent jurisdic tion, or regulatory agency or body having jurisdiction, then such determination shall not affect any other provision hereof, all of which other provisions shall remain in full force and effect.

     E.   Paragraph Headings.  Any headings preceding the text of
          ------------------
the several paragraphs and subparagraphs hereof are inserted solely for convenience of reference and shall not constitute a part of this Lease, nor shall they affect its meaning, construction or effect.

     F.   Waiver.  No waiver of any condition or legal right or
          -----
remedy shall be implied by failure of either Landlord or Tenant to declare a forfeiture, or for any other reason, and no waiver of any condition or covenant shall be valid unless it be in writing signed by the party to be charged. No waiver by either Landlord or Tenant in respect to any tenant of adjoining property shall constitute a waiver in favor of any other tenant including Tenant herein, nor shall the waiver of a breach of any condition be claimed or pleaded to excuse a future breach of the same condition or covenant. The mention in this Lease of any specific right or remedy shall not preclude Landlord or Tenant from exercising any other right or from having any other remedy or from maintaining any action to which it may be otherwise entitled either by law or in equity; and for the purpose of any suit by Landlord or Tenant brought or based on this Lease, this Lease shall be construed to be a divisible contract, to the end that successive actions may be maintained as successive periodic sums shall mature under this Lease and it is further agreed that failure to include in any suit or action any sum or sums then matured shall not be a bar to the maintenance of any suit or action for the recovery of said sum or sums so omitted.

     G.   Broker's Commission.  The parties warrant to each other
          -------------------
that there are no claims for broker's commissions or finder's fees in connection with the execution of this Lease and each agrees to indemnify and save the other harmless from any liability that may arise from such claim, including reasonable attorney fees.

     H.   No Partnership.  Landlord does not, in any way or for
          --------------
any purpose, become a partner of Tenant in the conduct of Tenant's business or otherwise, or joint venturer or a member of a joint enterprise with Tenant.

     I.   Exceptions to Demise.  Notwithstanding anything to the
          --------------------
contrary herein contained, this Lease is subject to recorded existing utility easements.

     J.   Estoppel Certificate.  At any time and from time to
          --------------------
time, Tenant agrees, upon request, in writing from Landlord, to execute, acknowledge, and deliver to Landlord, or to Landlord's mortgagee or financial institution, a statement in writing in substance satisfactory to Landlord certifying to all or any part of the following information as Landlord shall request: (i) that this Lease constitutes the entire Agreement between Landlord and Tenant and is unmodified and in full force and effect (or if there have been modifications, that the same is in full force and effect as modified and stating the modification); (ii) the dates to which the Fixed Minimum Rent, Additional Rent, and other charges hereunder have been paid, and the amount of any security deposited with Landlord; (iii) that Tenant knows of no default under the Lease by the Landlord and that there are no default or offsets which Tenant has against enforcement of this Lease by Landlord; and (iv) the actual Commencement Date of the Lease.

     K.   Duties to Mitigate
          ------------------

     Both Landlord and Tenant shall each use commercially reasonable efforts to mitigate any damages resulting from a default of the other party under this Lease.

     24.  NOTICES:
          -------

     Any notice, demand, or consent required to be given by or on behalf of either party to the other shall be in writing and shall be given by mailing such notice, demand, or consent by registered or certified mail, return receipt requested, addressed to the Landlord at the address hereinabove specified, and to the Tenant at the address hereinabove specified, or at such other address as may be specified from time to time in writing sent to the other party by registered or certified mail, return receipt requested.

     25.  NET LEASE:
          ---------

     It is the purpose and intent of Landlord and Tenant that except for any expense associated with the environmental condition of the Demised Premises as the same exists on the Commencement Date which is the Landlord's sole responsibility, the rent provided for herein in paragraph 3 hereof shall be absolutely net rent year during the original term and during any renewal term hereof, and that the costs, fees, interest charges, expenses, repairs, replacements, reimbursements, premium costs for insurance to be carried and separately paid by Tenant as provided herein, real estate taxes and assessments and charges, and obligations of every kind relating to the Demised Premises which may be assessed or arise or become due during the term of this Lease and any renewal thereof, shall be paid or discharged by Tenant as additional rent hereunder, and Tenant agrees to indemnify and to save harmless Landlord from and against all such costs, taxes, repairs, replacements, premiums, fees, interest charges, expenses, reimbursements, and obligations.

     26.  AUTHORIZATION BY BOARD OF DIRECTORS.
          -----------------------------------

     Tenant and Landlord each certify that by resolution of their respective Boards of Directors, this Lease Agreement has been approved, and Tenant and Landlord have each been authorized and directed through their respective officers to execute and deliver this Lease Agreement, a copy of such resolutions attached in the aggregate as ANNEX "E".

     27.  OPTION TO PURCHASE DEMISED PREMISES AND ADJOINING 20
          ----------------------------------------------------
          ACRES LESS THREE (3) ACRES TO BE RETAINED BY LANDLORD.
          -----------------------------------------------------

     Landlord hereby grants to Tenant the exclusive right and option during the term of this Lease to purchase the Demised Premises for the cash sum of One Million Six Hundred Thousand ($1,600,000) Dollars during the original term adjusted by the increase in the cost of living during each extended term in the same manner as rent is increased as provided in this Lease (less the cost of an environmental clean-up of the Demised Premises), and to purchase the Landlord's adjacent 20 acres (less those certain three (3) acres to be retained by Landlord) for the amount equal to the fair market value established by an MAI appraisal (independent) of such acreage as of the date of written exercise of the option to purchase. The option to purchase shall be in writing and the closing shall be held within thirty (30) days of exercise. Title to the Demised Premises (and adjacent 20 acres (less the three (3) acres retained by Landlord) if purchased) shall be conveyed by general warranty deed, with a good and marketable title free and clear of any liens, encumbrances, leases, or restrictions. In no event shall Landlord be responsible to Tenant with respect to environmental matters in excess of $500,000.


     28.  NON-CONFORMING USE AND ZONING.
          -----------------------------

     Landlord and Tenant acknowledge that the Demised Premises have been and are currently used for the scrap and recycling business under a non-conforming use which has not been registered with Jennings County, Indiana. The parties agree that if for any reason Tenant is deprived of the full use and benefit of the Demised Premises (including all buildings and facilities) as the same are presently utilized as a non-conforming use, Tenant shall have the option to terminate this Lease effective as of the date such full use of the Demised Premises becomes impaired. The parties agree to cooperate with each other in good faith if at any time either of them desires to rezone the Demised Premises or take any other administrative actions regarding the zoning of the Demised Premises.

     IN TESTIMONY WHEREOF, witness the signatures of the parties this 31st day of July, 1998, but effective as of June 1, 1998.

                              LANDLORD:

ATTEST:                       R.J. FITZPATRICK SMELTERS, INC.


                              By: /s/ R.K. Fitzpatrick
-----------------------          ------------------------------
                                   R.K. Fitzpatrick, President

                              /s/ R.K. Fitzpatrick
-----------------------       ---------------------------------
WITNESS                            R.K. FITZPATRICK


                              /s/ Cheryl Fitzpatrick
-----------------------       ---------------------------------
WITNESS                            CHERYL FITZPATRICK


                              TENANT:

                              ISA INDIANA, INC., an Indiana
                              corporation
ATTEST:

                              By: /s/ Sean Garber
-----------------------          ------------------------------
                                   SEAN GARBER, PRESIDENT

                                                    EXHIBIT 10.22

               ENVIRONMENTAL INDEMNITY AGREEMENT
               ---------------------------------

     THIS ENVIRONMENTAL INDEMNITY AGREEMENT (the "Agreement") executed July 31, 1998, but effective as of the 1st day of June, 1998, by R.K. FITZPATRICK and CHERYL FITZPATRICK, his wife, ("the FITZPATRICKS"), each an Indiana Resident, and R.J. FITZPATRICK SMELTERS, INC., an Indiana corporation ("RJF Smelters"), of P.O. Box 387, Seymour, Indiana 47274, for the benefit of ISA INDIANA, INC., an Indiana corporation, of P.O. Box 32428, Louisville, Kentucky 40232 ("ISA").

                            RECITALS
                            --------

     A. ISA proposes to become a party to several agreements and contractual relationships ("the Agreements") with RJF Smelters and the FITZPATRICKS pertaining to ISA's acquisition of certain of the assets of RJF Smelters and the lease of certain real estate owned by the FITZPATRICKS and RJF Smelters to ISA ("the Real Estate").

     B. As a result of the Agreements, ISA conducted its due diligence which disclosed certain adverse environmental conditions of the Real Estate as reflected by that Phase I Environmental Assessment prepared by NSS Environmental, Inc. dated June 2, 1998 and that Phase II Environmental Assessment prepared by NSS Environmental, Inc. dated July 14, 1998, photocopies attached as ANNEX "A" and ANNEX "B", respectively.

     C. As a condition precedent to executing the Agreements prior to acquiring such assets and leasing the Real Estate, ISA requires the execution and delivery of this Agreement.

                           AGREEMENTS
                           ----------

     NOW, THEREFORE, in order to induce ISA to purchase certain assets of RJF Smelters and lease the Real Estate from the FITZPATRICKS and RJF Smelters, for other good and valuable consideration of the matters described in the foregoing Recitals, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the FITZPATRICKS and RJF Smelters jointly and severally hereby agree as follows:

      1.  Recitals.  The Recitals are incorporated herein by this
          --------
reference.

      2.  Limit of Liability of the FITZPATRICKS and RJF
          ----------------------------------------------
Smelters. Anything in this Agreement or any other agreement to
--------
the contrary notwithstanding, the FITZPATRICKS and RJF Smelters are responsible for only the problems existing and as reflected as of the date of the two documents attached as Annex "A" and Annex "B". The FITZPATRICKS and RJF Smelters shall not be responsible for any other environmental problem not so stated. If the environmental problems as stated become worse or increase in severity due to the action or lack of action of ISA in its operation of the business after June 1, 1998, then, as to these new or worsened conditions, ISA shall be solely responsible itself for any costs, damages, losses, fines, penalties, judgments, awards, expenses (including, without limitation, attorney fees, costs and expenses of investigation which arise. If the parties cannot agree as to the respective responsibility of the FITZPATRICKS, RJF

Smelters and ISA, either party shall have the right to request arbitration by the American Arbitration Association or some other agreed arbiter, with each party paying one-half (1/2) of the arbiter's fee. The parties shall be bound by the arbiter's decision. If the duties of the FITZPATRICKS and RJF Smelters on the one hand, or the duties of ISA on the other, as to their respective liabilities and responsibilities hereunder, conflict with any other paragraph of this Agreement or any other agreement or document to this transaction, then this paragraph shall be deemed controlling and overriding of any other provision or language that conflicts with this paragraph 2. The duties of ISA to pay the amount due by it under this paragraph 2 may be enforced by the FITZPATRICKS and RJF Smelters upon the same terms and conditions and with the same interest being due thereon together with the payment of costs and expenses and all other terms as set forth in this agreement as being applicable to the FITZPATRICKS and RJF Smelters to pay.

     3.   Guarantees, Covenants, Representations, and Warranties
          ------------------------------------------------------
          of the FITZPATRICKS and RJF Smelters.
          ------------------------------------

          (a) The FITZPATRICKS and RJF Smelters jointly and severally guarantee, covenant, represent and warrant that RJF Smelters and the FITZPATRICKS respectively shall perform and fully comply with the Agreements, satisfy at their sole cost and expense all environmental conditions affecting the Real Estate and any required investigation clean-up, removal, containment, or remediation and agree to and shall protect, indemnify and hold ISA harmless from any and all claims, proceedings, lawsuits, liabilities, damages, losses, fines, penalties, judgments, awards, costs and expenses (including, without limitation, attorney fees and costs and expenses of investigation) which arise out of or relate in any way to the proposed transactions described in the Recitals, the performance of RJF Smelters and the FITZPATRICKS under the Agreements (including, specifically, but not limited to, those obligations regarding environmental matters described in paragraph (B) of the Asset Purchase Agreement), and the compliance with all environmental laws and regulations with respect to the condition of the Real Estate in effect on the date hereof. In no event, however, shall the FITZPATRICKS be liable directly to ISA for any sum in excess of $500,000.

          (b) The FITZPATRICKS and RJF Smelters shall pay or reimburse ISA for any and all loss, cost, damage, and expense (including, without limitation, attorney fees and costs incurred in the investigation, defense, and settlement of claims) that ISA may incur as a result of or in connection with the assertion against ISA of any environmental claims relating to the proposed transactions described in the Recitals and the performance of RJF Smelters, and the FITZPATRICKS under the Agreements respectively, or compliance with any federal, state, or local laws, rules, regulations, or orders relating thereto.

      4.  Indemnification:  The FITZPATRICKS and RJF Smelters
          ---------------
hereby jointly and severally agree to and shall unconditionally indemnify, defend, and hold ISA harmless against any (i) loss, liability, damage, expense, or claim arising from or under the Agreements, the proposed transactions described in the Recitals, or liability to any third party in connection with the Agreements or (ii) other loss, liability, damage, expense, or claim which may be incurred by or asserted against ISA directly or indirectly resulting from the failure or other non-performance by RJF Smelters or the FITZPATRICKS under the Agreements.

     The FITZPATRICKS and RJF Smelters shall pay when due any judgments or claims for damages, penalties, or otherwise against ISA relative to the Agreements and shall assume the burden and expenses of defending all suits, administrative proceedings, and resolutions of any description with all persons, political subdivisions, or government agencies arising out of performance under the Agreements, all environmental matters relative to the Recitals set forth in this Agreement. In the event that such payment is not made, ISA, at its sole discretion, may either proceed to join the FITZPATRICKS and RJF Smelters in such proceeding, or file a separate suit against the FITZPATRICKS and RJF Smelters to compel such payment.

     The FITZPATRICKS and RJF Smelters waive any right to require that any action be brought against any other person or that any other remedy be initiated under the Agreements or otherwise. ISA may, at its option, proceed against the FITZPATRICKS and RJF Smelters in the first instance to collect monies where due or obtain performance under this Agreement without first proceeding against any other person and without first resorting to the Agreements or any other remedy under the Agreements.

      5.  Duration of Indemnity.  This Agreement shall pertain to
          ---------------------
a period of time commencing on the date hereof and shall apply to any claim, demand, or charge contemplated by this Agreement made or asserted at any time, and the FITZPATRICKS and RJF Smelters waive all present and future statutes of limitation as a defense to any action to enforce the provisions of this Agreement. However, notwithstanding the foregoing, this Agreement shall terminate one (1) year following termination of the Lease, but in no event longer than ten (10) years following the Commencement Date; provided, however, the provisions of Paragraph 2 which limit the liability of FITZPATRICKS and RJF Smelters to ISA, shall not be terminated or cancelled.

     6.   Claims Against ISA.  If any action is brought against
          ------------------
ISA, ISA shall immediately give written notice of such action to FITZPATRICKS and RJF Smelters. The parties shall mutually agree on the counsel to represent them. No settlement shall be made without the consent of both parties. If the parties agree as to counsel to represent them, FITZPATRICKS and RJF Smelters shall be responsible for the fees and costs attributable to the environmental conditions reflected in Annex A and Annex B. ISA shall be responsible for the balance of the fees and costs. If ISA elects to employ its own counsel, this shall be at its sole expense.

     7.   Payment of ISA's Expenses.  If ISA hereafter retains
          -------------------------
counsel for advice or other representation (i) with respect to this Agreement, (ii) in any litigation, contest, dispute, suit, or proceeding (whether instituted by ISA, the FITZPATRICKS and RJF Smelters or any other party) in any way relating to environmental matters under this Agreement, the Agreements, or the indemnities described herein, or (iii) to enforce the FITZPATRICKS' and RJF Smelters' obligations hereunder, then all of the reasonable attorneys' fees arising from such services and related expenses and court costs shall be payable by the non-prevailing party on demand.

     8.   Waivers.  The FITZPATRICKS and RJF Smelters hereby
          -------
waive notice of, and the FITZPATRICKS' and RJF Smelters' liability is in no way limited or impaired by: (i) ISA's acceptance of this Agreement; (ii) any grant to ISA of a bank letter of credit, or a security interest, lien, or encumbrance in any of the FITZPATRICKS' assets or the assets of RJF Smelters;
(iii) ISA's release, waiver, or modification of the Agreements or this Agreement or the FITZPATRICKS' or RJF Smelters or any other party's obligations hereunder, or any other party's guaranty of the Agreements or any security interest, lien, or encumbrance to secure any other party's guaranty (iv) presentment, demand, notice of default, non-payment, partial payment and protest, and all other notices or formalities to which the FITZPATRICKS or RJF Smelters may be entitled; (v) any extension of time for performance permitted by the Agreements; and (vi) any sale or transfer of the Agreements by the FITZPATRICKS or RJF Smelters, whether by operation of law, voluntary acts, or otherwise. The FITZPATRICKS and RJF Smelters agree that ISA may have or at any time may do any or all of the foregoing actions in such manner, upon such terms, and at such times as ISA, in its sole discretion, deems advisable, without in any way impairing, affecting, reducing, or releasing the FITZPATRICKS and RJF Smelters from their joint and several obligations under this Agreement, and the FITZPATRICKS and RJF Smelters hereby consent to each of the foregoing actions.

     9.   No Waiver.  The FITZPATRICKS' and RJF Smelters'
          ---------
obligations hereunder shall in no way be impaired, reduced, or released by reason of (i) ISA's omission or delay to exercise any right described herein; or (ii) any act or omission of ISA in connection with any notice, demand, warning, or claim under the Agreements.

     10.  Recourse.  The FITZPATRICKS' and RJF Smelters'
          --------
liability hereunder shall be joint and several, and shall not be subject to, limited by, or affected in any way by any non-recourse provisions contained in any documents executed and delivered in connection with the transactions described in the Recitals. The FITZPATRICKS and RJF Smelters agree that the indemnifications are separate, independent of, and in addition to the FITZPATRICKS' and RJF Smelters' undertakings under the Agreements. The FITZPATRICKS and RJF Smelters agree that a separate action may be brought to enforce the provisions of this Agreement which shall in no way be deemed to be an action on the Agreements.

     11.  Payments.  Payments under this Agreement in respect of
          --------
all expenses shall be due and payable as such expenses are incurred. Within a reasonable time after any such expenses are incurred, ISA shall give notice thereof to the FITZPATRICKS and RJF Smelters; provided, however, that failure by ISA to give such notice shall not relieve the FITZPATRICKS and RJF Smelters from any liability, duty, or obligation hereunder. The FITZPATRICKS and RJF Smelters will pay interest on any amount not paid from the date that notice of such expenses is given at the rate of ten (10%) per cent interest per annum.

     12.  Obligations Joint and Several.  The obligations of the
          -----------------------------
FITZPATRICKS and RJF Smelters hereunder are joint and several.

     13.  Proceedings.  In any action or proceeding regarding
          -----------
environmental matters that may be brought against ISA or to which ISA may be a party and which relates to the subject matter of this Agreement, the FITZPATRICKS and RJF Smelters shall be conclusively liable for the results obtained by ISA, including, without limitation, the amount of any judgment or any good-faith, out-of-court settlement or compromise to which the FITZPATRICKS and RJF Smelters have been parties. In addition, the FITZPATRICKS and RJF Smelters shall be liable for any and all costs and expenses, including, but not limited to, all attorneys' fees that ISA incurs in connection with any such action or proceeding.

     13.  Successors and Assigns.  This Agreement, and the
          ----------------------
indemnities contained in this Agreement, shall be continuing, irrevocable, and binding on the FITZPATRICKS and RJF Smelters and their respective heirs, personal representatives, successors and assigns and shall inure to the benefit of ISA and ISA's parent corporation, which is Industrial Services of America, Inc., a Florida corporation and also the benefit of ISA's successors, affiliates, and assigns.

     14.  Survival of Representations and Warranties.  All
          ------------------------------------------
representations and warranties of the FITZPATRICKS and RJF
Smelters contained in this Agreement shall survive the execution and delivery of this Agreement.

     15.  Notices.  Any notices which any party may be required,
          -------
or may desire, to give shall, unless otherwise specified, be in writing and shall be (i) sent by United States Express Mail or by private overnight courier, effective upon receipt, or (ii) served by certified mail, postage prepaid, return receipt requested and addresses as follows:

     In the case of the FITZPATRICKS and/or RJF Smelters, to:

          R.K. and Cheryl Fitzpatrick
          P.O. Box 387
          Seymour, Indiana 47274

     With copy to:

          Edward P. Elsner, Jr., Esq.
          MONTGOMERY, ELSNER & PARDIECK
          308 West Second Street
          P.O. Box 647
          Seymour, Indiana 47274

     In the case of ISA, to:

          Sean Garber, President
          ISA Indiana, Inc.
          P.O. Box 32428
          Louisville, Kentucky 40232

     With copy to:

          Joseph H. Cohen, Esq.
          MORRIS, GARLOVE, WATERMAN & JOHNSON PLLC
          One Riverfront Plaza, Suite 1000
          Louisville, Kentucky  40202

or such other address(es) as the party to be served with notice may have furnished to the other party.

     16.  Entire Agreement.  This Agreement constitutes the
          ----------------
entire agreement and supersedes all prior agreements and understandings, both written and oral, between the parties with respect to the subject matter contained in this Agreement.

     17.  FITZPATRICKS' and RJF Smelters Right to Mortgage, Sell
          ------------------------------------------------------
or Pledge Real Estate, Other Than the Demised Premises.  Anything
------------------------------------------------------
in this Agreement or anything in any other agreement to this transaction notwithstanding, FITZPATRICKS and RJF Smelters and shall have the right to mortgage, pledge or encumber any of the real or personal property. Any liability under this, or any other related agreement or document to this transaction shall be subordinate and inferior to any such mortgage, pledge or encumber as to any real or personal property. The mortgaging and encumbering of the Demised Premises shall be controlled by the provisions of the Lease Agreement.

     18.  Amendment and Waiver.  This Agreement may be amended
          --------------------
and observance of any term of this Agreement may be waived only with the written consent of ISA.

     19.  Governing Law.  THIS ENVIRONMENTAL INDEMNITY AGREEMENT
          -------------
SHALL BE GOVERNED AND CONTROLLED AS TO INTERPRETATION, ENFORCEMENT, VALIDITY, CONSTRUCTION, EFFECT, AND IN ALL OTHER RESPECTS BY THE LAWS, STATUTES, AND DECISIONS OF THE STATE OF INDIANA. THE FITZPATRICKS AND RJF SMELTERS, IN ORDER TO INDUCE ISA TO ACCEPT THIS INDEMNITY AGREEMENT, AGREE THAT ALL ACTIONS OR PROCEEDINGS ARISING DIRECTLY, INDIRECTLY, OR OTHERWISE IN CONNECTION WITH THIS INDEMNITY AGREEMENT SHALL BE LITIGATED BY EITHER PARTY ONLY IN COURTS HAVING A SITUS WITHIN THE COUNTY OF FLOYD AND STATE OF INDIANA. THE FITZPATRICKS AND RJF SMELTERS HEREBY CONSENT AND SUBMIT TO THE JURISDICTION OF ANY LOCAL, STATE, OR FEDERAL COURT LOCATED WITHIN SAID COUNTY AND STATE.
THE FITZPATRICKS AND RJF SMELTERS HEREBY WAIVE ANY RIGHT THEY MAY HAVE TO TRANSFER OR CHANGE THE VENUE OF ANY LITIGATION BROUGHT AGAINST THEM BY ISA ON THIS INDEMNITY AGREEMENT IN ACCORDANCE WITH THIS PARAGRAPH AND FURTHER WAIVE ANY RIGHT THE FITZPATRICKS AND RJF SMELTERS MAY HAVE TO TRIAL BY JURY.

     20.  Counterparts.  This Agreement may be executed by any
          ------------
number of counterparts, each of which shall be deemed an original, and all of which taken together shall constitute one and the same agreement.

     21.  Severability.  All provisions contained in this
          ------------
Agreement are severable, and the invalidity or unenforceability of any provisions shall not affect or impair the validity or enforceability of the remaining provision of this Agreement.

     22.  Headings.  The descriptive headings of the paragraphs
          --------
of this Agreement are inserted for convenience only and do not constitute a part of this Agreement.

     IN WITNESS WHEREOF, this Agreement has been executed as of the date first above written.

WITNESS:                      /s/ R.K. Fitzpatrick
        ---------------       ----------------------------------
                              R.K. FITZPATRICK

WITNESS:                      /s/ Cheryl Fitzpatrick
        ---------------       ----------------------------------
                              CHERYL FITZPATRICK

                              R.J. FITZPATRICK SMELTERS, INC.
ATTEST:

                              By: /s/ R.K. Fitzpatrick
-----------------------           ------------------------------
                                   R.K. Fitzpatrick, President