Form 10-Q
period 1999-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1999-05-17
CIK 4187

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 1999
                             OR
 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE
               SECURITIES EXCHANGE ACT OF 1934
    For the Transition Period From _________ to ________


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

Check whether the registrant (1) has filed all Reports
required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES    X
                                                   -------
     NO
        ------

Indicate  the number of shares outstanding of  each  of  the issuer's  classes  of common stock, as of  March  31,  1999:
1,929,600.
---------

            INDUSTRIAL SERVICES OF AMERICA, INC.

                            INDEX

                                                  Page No.

Part I  Financial Information

        Condensed Consolidated Balance Sheet
           March 31, 1999 and December 31, 1998     3

        Condensed Consolidated Statement of
           Operations Three months ended
           March 31, 1999 and 1998                  5

        Condensed Consolidated Statement of
           Cash Flows Three months ended
           March 31, 1999 and 1998                  6

        Notes to Condensed Consolidated
           Financial Statements                     7

        Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                            9

Part II Other Information

        Item 5                                     11

                      PART I - FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                   INDUSTRIAL SERVICES OF AMERICA, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                  ASSETS
                                  ------

                                              March 31,      December 31,
                                              ---------      ------------
                                                 1999            1998
                                                 ----            ----

CURRENT ASSETS
  Cash and cash equivalents                  $    480,802  $ 1,014,068
  Accounts receivable - trade (after
   allowance for doubtful accounts of
   $146,000 in 1999 and $116,000 in 1998)       7,911,729    7,474,473
  Accounts receivable - related parties            26,259       26,259
  Income tax refund receivable                    113,000      113,000
  Net investment in sales-type leases              30,048       35,270
  Inventories                                   2,391,623    2,515,352
  Deferred income taxes                            55,900       52,000
  Other                                           303,022      309,692
                                               ----------   ----------

    Total current assets                       11,312,383   11,540,114

Net property and equipment                      4,975,418    5,063,576

Other Assets
  Non-compete agreements, net                     760,015      810,604
  Intangibles (net of accumulated
   amortization of $92,054 and
   $80,000 in 1999 and 1998, respectively)        707,946      720,000
  Deferred Income Taxes                           252,100      359,800
  Other Assets                                    129,314      153,439
                                               ----------   ----------
                                                1,849,375    2,043,843
                                               ----------   ----------

                                              $18,137,176  $18,647,533
                                               ==========   ==========

See accompanying notes to consolidated financial statements.

                   INDUSTRIAL SERVICES OF AMERICA, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 CONTINUED
                                (UNAUDITED)

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                              March 31,      December 31,
                                              ---------      ------------
                                                 1999            1998
                                                 ----            ----

CURRENT LIABILITIES
  Notes payable to bank                       $   750,000   $ 1,850,000
  Current maturities of long-term debt            427,911       460,654
  Accounts payable                             10,224,913     9,746,536
  Affiliated companies payable                          -        22,000
  Other current liabilities                       205,122       120,921
                                               ----------    ----------
     Total current liabilities                  11,607,946   12,200,111

Long-term liabilities
  Long-term debt                                2,536,706     2,612,519
  Deferred income taxes                           414,300       411,800
                                               ----------    ----------
                                                2,951,006     3,024,319

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
  10,000,000 shares authorized
  1,957,500 shares issued as of
  March 31, 1999                                   19,575        19,575

  Additional paid-in capital                    1,609,357     1,589,155
  Retained earnings                             1,957,292     1,822,373
  Treasury stock, at cost, 27,900 shares           (8,000)       (8,000)
                                               ----------    ----------

     Total stockholders' equity                  3,578,224    3,423,103
                                                ----------   ----------

                                               $18,137,176  $18,647,533
                                                ==========   ==========

See accompanying notes to consolidated financial statements.

                   INDUSTRIAL SERVICES OF AMERICA, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)


                                                 1999            1998
                                                 ----            ----

REVENUE
  Recycling                                   $ 4,315,662   $ 4,868,193
  Equipment sales, service and leasing            529,855       423,852
  Management services                          12,221,215     8,867,079
                                               ----------    ----------
     Total revenue                              17,066,732   14,159,124

Cost of goods sold
  Recycling                                     3,637,684     4,445,230
  Equipment sales, service and leasing            358,195       228,692
  Management services                          11,426,181     8,377,508
                                               ----------    ----------
     Total cost of sales                       15,422,060    13,051,430
                                               ----------    ----------

GROSS MARGIN                                    1,644,672     1,107,694

Selling, general and administrative             1,344,468       880,210
                                               ----------    ----------

INCOME FROM OPERATIONS                            300,204       227,484

Other income (expenses)                           (58,985)       19,122
                                               ----------    ----------

Income before income taxes                        241,219       246,606

Provision for income taxes                        106,300        94,000
                                               ----------    ----------

NET INCOME                                    $   134,919   $   152,606
                                               ==========    ==========

Earnings per share                                  $0.07         $0.08
                                                    =====         =====

Earnings per share, assuming dilution               $0.07         $0.08
                                                    =====         =====

See accompanying notes to consolidated financial statements.

                   INDUSTRIAL SERVICES OF AMERICA, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                (UNAUDITED)


                                                 1999            1998
                                                 ----            ----

OPERATING ACTIVITIES
  Net Income                                  $   134,919  $   152,606
  Adjustments to reconcile net income to
   net cash from operating activities:
      Provision for Doubtful Accounts              30,000            -
      Deferred Income Tax                         106,300            -
      Depreciation and amortization               339,709      223,863
      Stock Options Granted for Services           20,202
      Change in assets and liabilities
        Receivables                              (467,256)    (343,729)
        Inventories                               123,729      190,725
        Other assets                               36,017      (59,083)
        Accounts payable                          456,377      211,512
        Other current liabilities                  84,201       (5,638)
                                               ----------   ----------
          Net cash from operating activities      864,198      370,256

INVESTING ACTIVITIES
  Payments/deposits for property and equipment   (188,908)    (447,024)
                                               ----------   ----------
     Net cash from investing activities          (188,908)    (447,024)

FINANCING ACTIVITIES
  Payments on note payable to bank             (1,100,000)     200,000
  Payments on long-term debt                     (108,556)      (1,579)
                                               ----------   ----------
     Net cash from financing activities        (1,208,556)     198,421

Net change in cash                               (533,266)     121,653

Cash beginning of period                        1,014,068      495,834
                                               ----------   ----------

CASH AT END OF PERIOD                         $   480,802  $   617,487
                                               ==========   ==========

See accompanying notes to consolidated financial statements.

              INDUSTRIAL SERVICES OF AMERICA, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments which are, in the opinion of management necessary to present fairly the Registrant's financial position as of March 31, 1999 and the results of its operations and changes in cash flows for the periods ended March 31, 1999 and 1998. Results of operations for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 1998 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 on file with the Securities and Exchange Commission.

2.   Segment Information
     -------------------

The Company's operations include three primary segments: ISA Recycling, Computerized Waste Systems (CWS), and Waste Equipment Sales & Service (WESSCO). ISA recycling provides products and services to meet the needs of its customers related to ferrous, non-ferrous and fiber recycling at two locations in the Midwest. CWS provides waste disposal services including contract negotiations with vendors, centralized billing, invoice auditing, and centralized dispatching. WESSCO sells, leases, and services waste handling and recycling equipment.

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

The Company evaluates segment performance based on profit or loss before income taxes and the evaluation process for each segment includes only direct expenses omitting any selling, general and administrative costs.
                                7

                                                         WASTE
                                       COMPUTERIZED    EQUIPMENT
                            ISA           WASTE         SALES &                   SEGMENT
   MARCH 31, 1999        RECYCLING       SYSTEMS        SERVICES        OTHER      TOTALS
   --------------        ---------       -------        --------        -----      ------
Recycling revenues      $ 4,315,662     $        -     $        -     $      -   $ 4,315,662
Equipment sales,
 service and
 leasing revenues                 -                       529,855            -       529,855
Management fees                   -     12,221,215              -            -    12,221,215
Cost of goods sold       (3,637,684)   (11,426,181)      (358,195)            -  (15,422,060)
                         ----------     ----------     ----------      -------    ----------

SEGMENT PROFIT          $   677,978    $   795,034    $   171,660     $      -   $ 1,644,672
                         ==========     ==========     ==========      =======    ==========


                                                         WASTE
                                       COMPUTERIZED    EQUIPMENT
                            ISA           WASTE         SALES &                   SEGMENT
   MARCH 31, 1999        RECYCLING       SYSTEMS        SERVICES        OTHER      TOTALS
   --------------        ---------       -------        --------        -----      ------
Recycling revenues      $ 4,868,193     $        -     $        -     $      -   $ 4,868,193
Equipment sales,
 service and
 leasing revenues                 -        423,852                           -       423,852
Management fees                   -      8,867,079              -            -     8,867,079
Cost of goods sold       (4,445,230)    (8,377,508)      (228,692)            -  (13,051,430)
                         ----------     ----------     ----------      -------    ----------

SEGMENT PROFIT          $   422,963    $   489,571    $   195,160     $      -   $ 1,107,694


3.   Inventories
     -----------

Inventories consist of the following:

                                   March 31,      December 31,
                                      1999            1998
                                      ----            ----

          Equipment and parts     $   872,334     $   761,780
          Ferrous materials           994,914       1,131,045
          Non-ferrous materials       524,375         622,527
                                   ----------      ----------

             Total inventories    $ 2,391,623     $ 2,515,352
                                   ==========      ==========



4.   Subsequent Event
     ----------------

Subsequent to March 31, 1999, the Registrant signed a Letter of Intent to acquire 100% of the capital stock of two waste management services companies. The combined annual revenues of the target companies are approximately $48,000,000. The Registrant anticipates financing the purchase using an undisclosed amount of stock and cash. The Letter of Intent is subject to the completion of due diligence, signing of a definitive agreement, shareholder approval, the receipt of all regulatory approvals and the expiration of all statutory waiting periods.


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 1999 the Registrant held cash and cash equivalents of $480,802.

     The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 71.6% and 62.6% of the Registrant's total revenues for the quarters ended March 31, 1999 and 1998, respectively.

     The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $2,000,000. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2000. As of March 31, 1999, $750,000 was outstanding under this credit facility.

Results of Operations
---------------------

     The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

                                    Quarter ended March 31,
                                    -----------------------
                                       1999           1998
                                       ----           ----
Statements of Operations Data:
Total Revenue ....................    100.0%         100.0%
Cost of goods sold ...............     90.4%          92.2%
Selling, general and administrative
expenses .........................      7.9%           6.2%
Income from operations ...........      1.7%           1.6%

Quarter ended March 31, 1999 compared to quarter ended March 31,
----------------------------------------------------------------
1998
----

     Total revenue increased 20.5% from $14,159,124 in 1998 to $17,066,732 in 1999. This increase in total revenue is the result of (i) CWS sales increasing 37.8% from $8,867,079 in 1998 to $12,221,215 in 1999 and (ii) offsetting the decrease in recycling sales of 11.3% of $4,315,662 in 1999 as compared to $4,868,193 in 1998. Commodity prices of the ferrous and non-ferrous markets began to decline during the second half of 1998 and remained considerably lower in the first quarter of 1999. In the ferrous market, gross tons shipped during the first quarter were actually 24.5% higher than the first quarter of 1998, but the revenue dollars only yielded a 2.7% increase due to the per unit decrease in the selling price. Non-ferrous shipments in tons were down from 1998 levels by 16%, and combined with a 14.3% per unit price decrease, resulted in non-ferrous sales being 20% lower than in 1998. Revenue in the equipment sales and leasing segment increased $106,003 or 25% from first quarter this year compared to the first quarter last year.

     The 1999 total cost of sales was $15,422,060 increasing $2,370,630 or 18.2% compared to 1998. The cost of goods sold in management services increased 36.4% which directly reflects the revenue increase of 37.8%. Cost of sales in the equipment sales and leasing segment increased from 54.0% to 67.6% as the mix of equipment sales versus rentals increased over last year.

     The gross margin was $1,644,672 representing an increase of $536,978 or a 48.5% increase from 1998. The gross margin was 9.6% of revenue which was 1.8% higher than 1998. The gross margin in management services was 6.5% in the first quarter of 1999 versus 5.5% in 1998. Gross profit in the recycling segment climbed to 15.7% in the first quarter of 1999 versus 8.7% in the first quarter of 1998. This is due mainly to the commodity price stabilization in the first quarter of 1999 following a period of declining ferrous and non-ferrous prices. The Registrant estimates that inventory prices devalued by approximately $370,000 in the second half of 1998 causing lower gross profits during the last several months of 1998. Commodity prices leveled during the first quarter of 1999 and selling prices had not dropped in proportion to the inventory value causing a favorable gross margin.

     Selling, general and administrative expenses increased 52.7% from $880,210 in 1998 to $1,344,468 in 1999, and as a percentage to sales, increased from 6.2% to 7.8%. The primary reason is that expenses were recorded in the first quarter of 1999 for ISA Indiana, Inc., whereby ISA Indiana, Inc. had not been established until after the first quarter of 1998. Accrual adjustments and accounting reclassifications also had an impact on the first quarter of 1999. The Registrant's comparable operating expenses in the first quarter of 1999 were up 14.1% over the first quarter of 1998.

Financial Condition at March 31, 1999 compared to December 31,
--------------------------------------------------------------
1998
----

     Accounts receivable-trade before allowances for bad debt increased 6.2% or $467,256 during the first quarter of 1999.
This increase was primarily due to high sales levels in the management services segment.

     Accounts payable-trade increased $456,377 or 4.9% as a result of additional expenses incurred to generate higher revenue as noted above.

     From December 31, 1998 to March 31, 1999, the Registrant's working capital increased by $364,434 to a deficit of $295,563 from the deficit of $659,997. The primary reason for the increase is due to the repayment of funds drawn against the line of credit offset by increases in other working capital components resulting from increases in first quarter 1999 operations.

                   PART II - OTHER INFORMATION


Item 1.        Legal Proceedings
--------------------------------
          None

Item 2.        Changes in Securities and Use of Proceeds
--------------------------------------------------------
          None

Item 3.        Defaults upon Senior Securities
----------------------------------------------
          None

Item 4.        Submission of Matters to a Vote of Security
----------------------------------------------------------
Holders
-------
          None

Item 5.        Other Information
--------------------------------
          Subsequent to March 31, 1999, the Registrant signed a Letter of Intent to acquire 100% of the capital stock of two waste management services companies. The combined annual revenues of the target companies are approximately $48,000,000. The Registrant anticipates financing the purchasing using an undisclosed amount of stock and cash. The Letter of Intent is subject to the completion of due diligence, signing of a definitive agreement, shareholder approval, the receipt of all regulatory approvals and the expiration of all statutory waiting periods.

Item 6.        Exhibits and Reports on Form 8-K
-----------------------------------------------
          None



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                         INDUSTRIAL SERVICES OF AMERICA, INC.



DATE:  May 17, 1999          /s/  Harry Kletter
                         ---------------------------------------
                         Chairman and Chief Executive Officer
                         (Principal Executive and Financial
                           Officer)




