Form 10-Q
period 1999-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1999-08-13
CIK 4187

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1999
                               OR
 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period From         to
                                            ------     -------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1999:  1,929,600.
                                               ---------

              INDUSTRIAL SERVICES OF AMERICA, INC.

                              INDEX

                                                         Page No.

Part I  Financial Information

     ITEM 1. Financial Statements

             Condensed Consolidated Balance Sheets June
               30, 1999 and December 31, 1998                 3

             Condensed Consolidated Statements of Income
               Three months ended June 30, 1999 and 1998      5

             Condensed Consolidated Statements of Income
               Six months ended June 30, 1999 and 1998        6

             Condensed Consolidated Statements of Cash
               Flows Six months ended June 30, 1999 and
               1998                                           7

             Notes to Condensed Consolidated Financial
               Statements                                     8

     ITEM 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                      10

Part II      Other Information

     ITEM 4. Submission of Matters to a Vote of Security
             Holders

     ITEM 5. Other                                            11


                 Part I - FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

              INDUSTRIAL SERVICES OF AMERICA, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

                             ASSETS
                             ------

                                        June 30,    December 31,
                                        --------    ------------
                                          1999          1998
                                          ----          ----
CURRENT ASSETS
  Cash and cash equivalents           $   975,018   $ 1,014,068
  Accounts receivable - trade
   (after allowance for doubtful
   accounts of $139,060 in 1999
   and $116,000 in 1998)                9,022,080     7,474,473
  Accounts receivable - related
   parties                                      -        26,259
  Income tax refund receivable            113,000       113,000
  Net investment in sales-type leases      22,793        35,270
  Inventories                           1,612,467     2,515,352
  Deferred income taxes                    60,900        52,000
  Other                                   265,991       309,692
                                       ----------    ----------

      Total current assets             12,072,249    11,540,114

Net property and equipment              5,576,159     5,063,576

Other Assets
  Non-compete agreements, net             709,426       810,604
  Intangibles (net of accumulated
   amortization of $106,665 and $80,000
   in 1999 and 1998, respectively)        693,335       720,000
  Deferred Income Taxes                   211,200       359,800
  Other Assets                            112,632       153,439
                                       ----------    ----------
                                        1,726,593     2,043,843
                                       ----------    ----------

                                      $19,375,001   $18,647,533
                                       ==========    ==========


See accompanying notes to consolidated financial statements.


                                3
              INDUSTRIAL SERVICES OF AMERICA, INC.

              CONDENSED CONSOLIDATED BALANCE SHEETS
                            CONTINUED
                           (UNAUDITED)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                        June 30,    December 31,
                                        --------    ------------
                                          1999          1998
                                          ----          ----
CURRENT LIABILITIES
  Notes payable to bank               $         - $   1,850,000
  Current maturities of
   long-term debt                         480,554       460,654
  Accounts payable                     12,169,279     9,746,536
  Affiliated companies payable                  -        22,000
  Other current liabilities               254,309       120,921
                                       ----------    ----------
     Total current liabilities         12,904,142    12,200,111

Long-term liabilities
  Long-term debt                        2,373,852     2,612,519
  Deferred income taxes                   413,000       411,800
                                       ----------    ----------
                                        2,786,852     3,024,319

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   10,000,000 shares authorized
   1,957,500 shares issued as of
   March 31, 1999                          19,575        19,575

  Additional paid-in capital            1,629,559     1,589,155
  Retained earnings                     2,042,873     1,822,373
  Treasury stock, at cost,
   27,900 shares                           (8,000)       (8,000)
                                       ----------    ----------

     Total stockholders' equity         3,684,007     3,423,103
                                       ----------    ----------

                                      $19,375,001   $18,647,533
                                       ==========    ==========

See accompanying notes to consolidated financial statements.

                                4
              INDUSTRIAL SERVICES OF AMERICA, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                           (UNAUDITED)

                                        1999           1998
                                        ----           ----
REVENUE
 Recycling                         $ 4,689,890     $ 5,140,721
 Equipment sales, service and
  leasing                              690,267         328,008
 Management services                14,068,950      11,313,976
                                    ----------      ----------
    Total revenue                   19,449,107      16,782,705

Cost of goods sold
 Recycling                           4,101,479       4,659,418
 Equipment sales, service and
  leasing                              473,397         183,373
 Management services                13,397,830      10,738,421
                                    ----------      ----------
 Total cost of sales                17,972,706      15,581,212
                                    ----------      ----------

GROSS MARGIN                         1,476,401       1,201,493

Selling, general and administrative  1,279,002         918,151
                                    ----------      ----------

INCOME FROM OPERATIONS                 197,399         283,342

Other income (expenses)                (77,218)        (41,788)
                                    ----------      ----------

Income before income taxes             120,181         241,554

Provision for income taxes              34,600          91,000
                                    ----------      ----------

NET INCOME                         $    85,581     $   150,554
                                    ==========      ==========

Earnings per share                       $0.04           $0.08
                                         =====           =====

Earnings per share, assuming dilution    $0.04           $0.08
                                         =====           =====

See accompanying notes to consolidated financial statements.


              INDUSTRIAL SERVICES OF AMERICA, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                           (UNAUDITED)


                                        1999           1998
                                        ----           ----
REVENUE
 Recycling                         $ 9,005,552     $10,008,914
 Equipment sales, service and
  leasing                            1,220,122         751,860
 Management services                26,290,165      20,181,055
                                    ----------      ----------
    Total revenue                   36,515,839      30,941,829

Cost of goods sold
 Recycling                           7,739,163       9,104,648
 Equipment sales, service and
  leasing                              831,592         412,065
 Management services                24,824,011      19,115,929
                                    ----------      ----------
    Total cost of sales             33,394,766      28,632,642
                                    ----------      ----------

GROSS MARGIN                         3,121,073       2,309,187

Selling, general and administrative  2,623,470       1,798,361
                                    ----------      ----------

INCOME FROM OPERATIONS                 497,603         510,826

Other income (expenses)               (136,203)        (22,666)
                                    ----------      ----------

Income before income taxes             361,400         488,160

Provision for income taxes             140,900         185,000
                                    ----------      ----------

NET INCOME                         $   220,500     $   303,160
                                    ==========      ==========

Earnings per share                       $0.11           $0.16
                                         =====           =====

Earnings per share, assuming dilution    $0.11           $0.15
                                         =====           =====

See accompanying notes to consolidated financial statements.

                                6
              INDUSTRIAL SERVICES OF AMERICA, INC.

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
             SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                           (UNAUDITED)

                                        1999           1998
                                        ----           ----
OPERATING ACTIVITIES
 Net income                        $   220,500     $   303,160
 Adjustments to reconcile net
  income to net cash from
  operating activities:
   Provision for doubtful accounts      23,060               -
   Deferred income tax                 140,900               -
   Depreciation and amortization       690,799         401,713
   Stock options granted for services   40,404               -
   Change in assets and liabilities
     Receivables                    (1,544,408)     (1,629,886)
     Inventories                       902,885        (106,783)
     Other assets                       96,985           4,001
     Accounts payable                2,400,743       2,493,441
     Other current liabilities         133,388         170,129
                                    ----------      ----------
      Net cash from operating
        activities                   3,105,256       1,635,775

INVESTING ACTIVITIES
 Payments/deposits for property
  and equipment                     (1,075,539)     (1,721,140)
                                    ----------      ----------
      Net cash from investing
        activities                  (1,075,539)     (1,721,140)


 FINANCING ACTIVITIES
 (Payments)/borrowings on note
  payable to bank                   (1,850,000)         50,000
 Payments on long-term debt           (218,767)         61,889
                                    ----------      ----------
      Net cash from financing
        activities                  (2,068,767)        111,889

Net change in cash                     (39,050)         26,524

Cash beginning of period             1,014,068         495,834
                                    ----------      ----------

CASH AT END OF PERIOD              $   975,018     $   522,358
                                    ==========      ==========

See accompanying notes to consolidated financial statements.

              INDUSTRIAL SERVICES OF AMERICA, INC.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments which are, in the opinion of management necessary to present fairly the Registrant's financial position as of June 30, 1999 and the results of its operations and changes in cash flows for the periods ended June 30, 1999 and 1998. Results of operations for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 1998 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 on file with the Securities and Exchange Commission.

2.   Acquisition
     -----------

During the second quarter of 1999, the Registrant signed a Letter of Intent to acquire 100% of the capital stock of two waste management services companies. The combined annual revenue of the target companies is approximately $48,000,000. The Registrant anticipates financing the purchase using an undisclosed amount of stock and cash. The Letter of Intent is subject to the completion of due diligence, signing of a definitive agreement, shareholder approval, the receipt of all regulatory approvals and the expiration of all statutory waiting periods.

3.   Segment Information
     -------------------

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

                                                    WASTE
                                   COMPUTERIZED   EQUIPMENT
FOR THE SIX MONTHS       ISA          WASTE        SALES &     SEGMENT
ENDING JUNE 30, 1999  RECYCLING      SYSTEMS       SERVICES     TOTALS
-------------         ---------      -------       --------     ------

Recycling revenues   $ 9,005,552   $         -  $        -   $ 9,005,552
Equipment sales,
 service and
 leasing revenues              -                 1,220,122     1,220,122
Management fees                -    26,290,165           -    26,290,165
Cost of goods sold    (7,739,163)  (24,824,011)   (831,592)  (33,394,766)
                      ----------    ----------   ---------    ----------

SEGMENT PROFIT       $ 1,266,389   $ 1,466,154  $  388,530   $ 3,121,073
                      ==========    ==========   =========    ==========

                                                    WASTE
                                   COMPUTERIZED   EQUIPMENT
FOR THE SIX MONTHS       ISA          WASTE        SALES &     SEGMENT
ENDING JUNE 30, 1999  RECYCLING      SYSTEMS       SERVICES     TOTALS
-------------         ---------      -------       --------     ------

Recycling revenues   $10,008,914   $         -  $        -   $10,008,914
Equipment sales,
 service and
 leasing revenues              -                   751,860       751,860
Management fees                -    20,181,055           -    20,181,055
Cost of goods sold    (9,104,648)  (19,115,929)   (412,065)  (28,632,642)
                      ----------    ----------   ---------    ----------
SEGMENT PROFIT       $   904,266   $ 1,065,126  $  339,795   $ 2,309,187
                      ==========    ==========   =========    ==========


4.   Inventories
     -----------

Inventories consist of the following:

                               June 30,       December 31,
                               --------       ------------
                                 1999             1998
                                 ----             ----

Equipment and parts           $    68,683      $   761,780
Ferrous materials                 977,625        1,131,045
Non-ferrous materials             566,159          622,527
                               ----------       ----------

  Total inventories          $ 1,612,467      $ 2,515,352
                              ==========       ==========



ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

     As of June 30, 1999, the Registrant held cash and cash equivalents of $975,018.

     The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 72.0% and 65.2% of the Registrant's total revenues for the six months ended June 30, 1999 and 1998, respectively.

     The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $2,000,000. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2000. As of June 30, 1999, there was no outstanding balance under this credit facility.

Results of Operations
---------------------

     The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Condensed Consolidated Statements of Income bear to total revenues and other pertinent data:

                                     Six Months ended June 30,
                                     -------------------------
                                        1999           1998
                                        ----           ----
Statements of Operations Data:
Total Revenue.........................  100.0%         100.0%
Cost of goods sold....................   91.4%          92.5%
Selling, general and
  administrative expenses.............    7.2%           5.8%
Income from operations................    1.4%           1.7%

Six months ended June 30, 1999 compared to six months ended
-----------------------------------------------------------
June 30, 1998
-------------

     Total revenue increased 18.0% from $30,941,829 in 1998 to $36,515,839 in 1999. This increase in total revenue is the result of (i) management services sales increasing 30.3% from $20,181,055 in 1998 to $26,290,165 in 1999 and (ii) an increase of 62.2% related to the equipment sales, service and leasing operations of $1,220,122 in 1999 as compared to $751,860 in 1998. Revenue gains in these two segments were somewhat offset by a decline in recycling revenues of 10.0% as 1999 revenue was $9,005,552 compared to $10,008,914 in 1998. Commodity prices of the ferrous and non-ferrous markets began to decline during the second half of 1998 and remained at a lower level (although stabilizing) during most of the first half of 1999. In the ferrous market, more gross tons were shipped during the first six months of 1999 compared to the same period last year, but generated 7.0% less revenue due to the decline in average selling prices. Non-ferrous pounds shipped in the first two quarters of this year declined approximately


11.0% and combined with a minimal average selling price erosion yielded revenues at 12.2% less than the same time period last year.

     The first half of 1999 total cost of sales was $33,394,766 increasing $4,762,124 or 16.6% compared to 1998. The cost of goods sold in management services increased 29.9% which directly reflects the revenue increase of 30.3%. Cost of sales in the recycling operations was 85.9% during the first six months of 1999 whereas it was 91.0% last year for the first six months. Cost of sales in the equipment leasing and sales segment increased from 54.8% to 68.2% as the mix of equipment sales versus rentals increased over last year.

     The gross margin was $3,121,073 representing an increase of $811,886 or a 35.2% increase from 1998. The gross margin was 8.5% or a 1.0% increase above the first six months of last year. The gross margin in management services was 5.6% during the first two quarters of 1999 versus 5.3% in 1998. Gross profit in the recycling segment climbed to 14.1% in the first half versus 9.0% in the first half of 1998. This is due primarily to the commodity price stabilization in the first half of 1999 following a period of declining ferrous and non-ferrous prices. Commodity purchase prices leveled during the first half of 1999 and selling prices recovered slightly resulting in a favorable gross margin as a percentage of sales.

     Selling, general and administrative expenses increased 45.9% from $1,798,361 in the first half of 1998 to $2,623,470 in 1999, and as a percentage of sales, increased from 5.8% to 7.2%. The primary reason is that expenses were recorded in the first two quarters for ISA Indiana, Inc. which did not begin operations until the second half of 1998. Accrual adjustments also had an impact on the first two quarters of 1999. The Registrant's comparable operating expenses in the first two quarters of 1999 were up 5.5% over the first two quarters of 1998.

Quarter ended June, 30 1999 compared to quarter ended June 30,
--------------------------------------------------------------
1998
----

     Total revenue increased 15.9% from $16,782,705 in 1998 to $19,449,107. This increase in total revenue is the result of (i) management services increasing 24.4% from $11,313,976 in 1998 to $14,068,950 in 1999 and (ii) an increase in the equipment sales and leasing segment of 110.4% or from $328,008 to $690,267. Revenues in the recycling segment declined $450,831 or 9.1% in the second quarter versus the second quarter of 1998.

     The second quarter total cost of sales was $17,972,706 increasing $2,391,494 or 15.3% compared to the second quarter of 1998. Cost of sales in the management services segment increased 24.8% which is in almost direct proportion to the percentage increase in revenue. Cost of sales in the recycling segment decreased 12.0% as a result of the 9.1% revenue decrease in this segment.

     Total gross margin for the second quarter at $1,476,401 represents 7.6% of revenue in 1999 while the gross margin at $1,201,493 in 1998 represents 7.2% of revenue.

     Selling, general and administrative expenses remained consistent in 1999 compared to 1998. Allowing for accounting reclassifications and expense accruals, comparable expenses were approximately $55,000 higher in the second quarter of 1999 versus the second quarter of 1998 or an increase of 2.9%.

Financial Condition at June 30, 1999 Compared to December 31,
-------------------------------------------------------------
1998
----

     Accounts receivable-trade before allowances for bad debt increased 20.7% or $1,544,408 during the first half of 1999.
This increase is due mainly due to the high sales levels in the management services segment.

     Accounts payable-trade increased $2,400,743 or 24.6% as a result of additional expenses incurred to generate higher revenue as noted above.

     From December 31, 1998 to June 30, 1999, the Registrant's working capital decreased by $171,896 to a deficit of $831,893 from the deficit of $659,997. The primary reasons for the decrease are due to accounts payable increasing at a slightly higher rate than accounts receivable, combined with the reduction of inventory due to the reclassification of a major piece of equipment from inventory to fixed assets. The Registrant's management is focused on working capital during the remainder of the fiscal year. Surplus inventories will be shipped to take advantage of the stable commodity prices. The Registrant intends to examine its purchases carefully to ensure a program of inventory reduction by the end of the year. Working capital will be increased due to additional gross margin dollars. The Registrant has also established a plan to identify and sell any equipment identified as surplus or idle. The Registrant continues to improve upon all expense controls to provide the highest possible levels of operational efficiencies and customer service.

Year 2000 Risk Factors
----------------------

     The Registrant implemented its "Year 2000 Project" in
February 1997 to address the potential problem with which substantially all users of automated data processing and information systems must deal.

     The Registrant uses primarily "Microsoft" software, which is already year 2000 compliant. The Registrant's financial accounting system has already been upgraded and certified as compliant. The Registrant's management services operations utilize a DOS based system which was potentially identified as a problem. In its endeavor to alleviate this DOS-based problem, the Registrant has contracted with a programmer to write software to prevent this potential problem. The software upgrade has been completed and all testing is expected to be completed by the end of the third quarter of 1999. The recycling operations utilize a database that will complete all testing by August 30, 1999.

     The Registrant currently has no reason to believe and does not anticipate the cost of Year 2000 compliance to be a significant expense or problem. Notwithstanding the foregoing, the Registrant will bear some minimal risk due to customers who fail to address the issues appropriately. Presently, the Registrant has no reason to believe that any of its customers are failing to take appropriate action to effect Year 2000 compliance or that its software will be unable to perform as before with the upgrades. The Registrant believes that the "worst case" risk is a loss of its power source due to local utility Year 2000 problems resulting in computer malfunctions. However, as a matter of corporate policy, the Registrant nightly backs up all information systems. Historical records are maintained in hard copy and current and future transactions could be manually undertaken until restoration of the information systems occurs.



                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------
          None

Item 2.   Changes in Securities and Use of Proceeds
---------------------------------------------------
          None

Item 3.   Defaults upon Senior Securities
-----------------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

          (a)  At the Annual Meeting of Shareholders held on May
               27, 1999, the following proposals were adopted by the margins indicated:

          (b)  Proposal 1: The annual election of the Directors,
               Harry Kletter, Sean Garber, Joe Cohen, Barry Naft and Ted Cox.

                                              Broker Non-Votes
                    For             Against     & Abstentions
                    ---             -------    ----------------
                 1,705,449             -           224,151

          (c) Proposal 2: To amend the Industrial Services of America, Inc. 1997 Employee Stock Option Plan to
               (i) increase the number of shares reserved under the plan from 100,000 to 400,000; (ii) allow for grant of non-qualified stock options to non-employee directors of Company under the plan;
               (iii) change the name of the plan to the "Industrial Services of America, Inc. 1997 Stock Option Plan;" and (iv) effect certain technical or administrative changes to the plan.

                                              Broker Non-Votes
                    For             Against     & Abstentions
                    ---             -------    ----------------
                 1,150,483           29,250        749,867

          (d) Proposal 3: To approve a non-qualified (non-Plan) stock option to purchase 500,000 shares of Capital Common Stock (defined herein) at $5.00 per share granted to Harry Kletter , the Companies Chairman of the Board and Chief Executive Officer.

                                              Broker Non-Votes
                    For             Against     & Abstentions
                    ---             -------    ----------------
                  161,858          1,011,150       756,592

          (e)  Proposal 4: Confirmation of Crowe, Chizek &
               Company LLP as the Company's independent auditors.

                                              Broker Non-Votes
                    For             Against     & Abstentions
                    ---             -------    ----------------
                 1,705,449           3,700         220,451

Item 5.   Other Information
---------------------------
          Subsequent to March 31, 1999, the Registrant signed a Letter of Intent to acquire 100% of the capital stock of two waste management services companies. The combined annual revenues of the target companies are approximately $48,000,000. The Registrant anticipates financing the purchasing using an undisclosed amount of stock and cash. The Letter of Intent is subject to the completion of due diligence, signing of a definitive agreement, shareholder approval, the receipt of all regulatory approvals and the expiration of all statutory waiting periods.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
          None


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







INDUSTRIAL SERVICES OF AMERICA, INC.



DATE: August 13, 1999    /s/  Harry Kletter
                         ------------------------------------
                         Chairman and Chief Executive Officer
                         (Principal Executive and Financial
                         Officer)


