Form 10-Q
period 1999-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 1999-11-12
CIK 4187

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 1999
                             OR
 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                             THE
               SECURITIES EXCHANGE ACT OF 1934
          For the Transition Period From         to
                                         -------    -------


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

Check whether the registrant (1) has filed all Reports
required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12
months (or for such shorter period that the registrant was
required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES    X
                                                   -------
     NO
        --------

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of November  1, 1999:
1,929,600.
---------

             INDUSTRIAL SERVICES OF AMERICA, INC.

                             INDEX

                                                      Page No.

Part I  Financial Information

  ITEM 1.  Consolidated Financial Statements

        Condensed Consolidated Balance Sheets
           September 30, 1999 and December 31, 1998     3

        Condensed Consolidated Statements of
           Income Three months ended September 30,
           1999 and 1998                                5

        Condensed Consolidated Statements of
           Income Nine months ended September 30,
           1999 and 1998                                6

        Condensed Consolidated Statements of
           Cash Flows Nine months ended September 30,
           1999 and 1998                                7

        Notes to Condensed Consolidated
           Financial Statements                         8

  ITEM 2.  Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                               10

Part II Other Information

  ITEM 5.  Other                                       14





                      Part I - FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

                   INDUSTRIAL SERVICES OF AMERICA, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                  ASSETS
                                  ------

                                           September 30,     December 31,
                                           -------------     ------------
                                                1999             1998
                                                ----             ----

CURRENT ASSETS
 Cash and cash equivalents                   $ 1,050,152      $ 1,014,068
 Accounts receivable - trade
   (after allowance for doubtful
   accounts of $86,522 in 1999
   and $116,000 in 1998)                       7,771,072        7,474,473
 Accounts receivable - related parties                 -           26,259
 Income tax refund receivable                     45,735          113,000
 Net investment in sales-type leases             240,006           35,270
 Inventories                                   2,226,150        2,515,352
 Deferred income taxes                            42,700           52,000
 Other                                           141,762          309,692
                                             -----------      -----------

   Total current assets                       11,517,577       11,540,114

Net property and equipment                     5,424,771        5,063,576

Other Assets
 Non-compete agreements, net                     658,837          810,604
 Intangibles (net of accumulated
   amortization of $120,000 and
   $80,000 in 1999 and 1998, respectively)       680,000          720,000
 Deferred Income Taxes                           219,100          359,800
 Other Assets                                     66,073          153,439
                                             -----------      -----------
                                               1,624,010        2,043,843
                                             -----------      -----------

                                             $18,566,358      $18,647,533
                                             ===========      ===========


See accompanying notes to consolidated financial statements.

                                     3
                   INDUSTRIAL SERVICES OF AMERICA, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 CONTINUED
                                (UNAUDITED)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                           September 30,     December 31,
                                           -------------     ------------
                                                1999             1998
                                                ----             ----

CURRENT LIABILITIES
 Notes payable to bank                       $         -      $ 1,850,000
 Current maturities of long-term debt            490,698          460,654
 Accounts payable                             11,320,788        9,746,536
 Affiliated companies payable                          -           22,000
 Other current liabilities                       243,244          120,921
                                             -----------      -----------
   Total current liabilities                  12,054,730       12,200,111

Long-term liabilities
 Long-term debt                                2,259,722        2,612,519
 Deferred income taxes                           423,400          411,800
                                             -----------      -----------
                                               2,683,122        3,024,319

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value,
 10,000,000 shares authorized
 1,957,500 shares issued as of
 September 30, 1999                               19,575           19,575

 Additional paid-in capital                    1,649,761        1,589,155
 Retained earnings                             2,167,170        1,822,373
 Treasury stock, at cost, 27,900 shares           (8,000)          (8,000)
                                             -----------      -----------

   Total stockholders' equity                  3,828,506        3,423,103
                                             -----------      -----------

                                             $18,566,358      $18,647,533
                                             ===========      ===========

See accompanying notes to consolidated financial statements.

                                     4
                   INDUSTRIAL SERVICES OF AMERICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (UNAUDITED)

                                                  1999           1998
                                                  ----           ----
REVENUE
  Recycling                                   $ 5,161,836     $ 4,949,650
  Equipment sales, service and leasing            572,023         531,661
  Management services                          13,962,589      12,064,941
                                              -----------     -----------
     Total revenue                             19,696,448      17,546,252

Cost of goods sold
  Recycling                                     4,537,255       4,084,557
  Equipment sales, service and leasing            393,427         364,395
  Management services                          13,317,621      11,495,482
                                              -----------     -----------
     Total cost of sales                       18,248,303      15,944,434
                                              -----------     -----------

GROSS MARGIN                                    1,448,145       1,601,818

Selling, general and administrative             1,308,656       1,588,389
                                              -----------     -----------

INCOME FROM OPERATIONS                            139,489          13,429

Other income (expenses)                            73,772         (70,781)
                                              -----------     -----------

Income before income taxes                        213,261         (57,352)

Provision for income taxes                         88,964         (63,236)
                                              -----------     -----------

NET INCOME                                    $   124,297     $     5,884
                                              ===========     ===========

Earnings per share                               $0.06           $0.01
                                                 =====           =====

Earnings per share, assuming dilution            $0.06           $0.01
                                                 =====           =====

See accompanying notes to consolidated financial statements.

                                     5
                   INDUSTRIAL SERVICES OF AMERICA, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (UNAUDITED)

                                                  1999           1998
                                                  ----           ----
REVENUE
  Recycling                                   $14,167,388     $14,958,564
  Equipment sales, service and leasing          1,792,145       1,283,521
  Management services                          40,252,754      32,245,996
                                              -----------     -----------
     Total revenue                             56,212,287      48,488,081

Cost of goods sold
  Recycling                                    12,276,418      13,189,205
  Equipment sales, service and leasing          1,225,019         776,460
  Management services                          38,141,632      30,611,411
                                              -----------     -----------
     Total cost of sales                       51,643,069      44,577,076
                                              -----------     -----------

GROSS MARGIN                                    4,569,218       3,911,005

Selling, general and administrative             3,932,126       3,386,748
                                              -----------     -----------

INCOME FROM OPERATIONS                            637,092         524,257

Other income (expenses)                           (62,431)        (93,447)
                                              -----------     -----------

Income before income taxes                        574,661         430,810

Provision for income taxes                        229,864         121,764
                                              -----------     -----------

NET INCOME                                    $   344,797     $   309,046
                                              ===========     ===========

Earnings per share                               $0.18           $0.16
                                                 =====           =====

Earnings per share, assuming dilution            $0.18           $0.15
                                                 =====           =====

See accompanying notes to consolidated financial statements.

                                     6
                   INDUSTRIAL SERVICES OF AMERICA, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
               NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                (UNAUDITED)

                                                  1999           1998
                                                  ----           ----
OPERATING ACTIVITIES
  Net Income                                  $   344,797     $   309,046
  Adjustments to reconcile net income to
  net cash from operating activities:
     Provision for doubtful accounts              142,652         100,000
     Deferred income tax                          153,700        (123,580)
     Loss from sale of fixed assets                 4,749               -
     Depreciation and amortization              1,161,947         882,461
     Stock options granted for services            60,606          20,203
     Change in assets and liabilities
       Receivables                               (420,995)     (2,831,222)
       Inventories                                289,202        (251,546)
       Other assets                               (72,362)        158,957
       Accounts payable                         1,552,251       3,747,077
       Other current liabilities                  205,488         230,210
                                              -----------     -----------
        Net cash from operating activities      3,422,035       2,241,606

INVESTING ACTIVITIES
  Proceeds from sale of property
   and equipment                                  213,937               -
  Payments/deposits for property
   and equipment                               (1,439,358)     (2,022,865)
                                              -----------     -----------
     Net cash from investing activities        (1,225,421)     (2,022,865)

FINANCING ACTIVITIES
  (Payments)/borrowings on note
   payable to bank                             (1,850,000)       (800,000)
  Payments on long-term debt                     (322,752)      1,045,983
  Proceeds from sales-type leases                  12,222          25,647
                                              -----------     -----------
     Net cash from financing activities        (2,160,530)        271,630

Net change in cash                                 36,084         490,371

Cash beginning of period                        1,014,068         495,834
                                              -----------     -----------

CASH AT END OF PERIOD                         $ 1,050,152     $   986,205
                                              ===========     ===========

See accompanying notes to consolidated financial statements.

                 INDUSTRIAL SERVICES OF AMERICA, INC.

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation
     ---------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments which are, in the opinion of management necessary to present fairly the Registrant's financial position as of September 30, 1999 and the results of its operations and changes in cash flows for the periods ended September 30, 1999 and 1998. Results of operations for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 1998 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 on file with the Securities and Exchange Commission.

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

                                                     WASTE
                                    COMPUTERIZED   EQUIPMENT
FOR THE NINE MONTHS ENDING ISA         WASTE        SALES &    SEGMENT
 SEPTEMBER 30, 1999     RECYCLING     SYSTEMS       SERVICES    TOTALS
 ------------------     ---------     -------       --------    ------

Recycling revenues    $ 14,167,388  $         -   $         - $ 14,167,388
Equipment sales,
 service and leasing
 revenues                        -                  1,792,145    1,792,145
Management fees                  -   40,252,754             -   40,252,754
Cost of goods sold     (12,276,418) (38,141,632)   (1,225,019) (51,643,069)
                      ------------  -----------   ----------- ------------
Segment gross margin  $  1,890,970  $ 2,111,122   $   567,126 $  4,569,218
                      ============  ===========   =========== ============

                                                     WASTE
                                    COMPUTERIZED   EQUIPMENT
FOR THE NINE MONTHS ENDING ISA         WASTE        SALES &    SEGMENT
 SEPTEMBER 30, 1998     RECYCLING     SYSTEMS       SERVICES    TOTALS
 ------------------     ---------     -------       --------    ------

Recycling revenues    $ 14,958,564  $         -   $         - $ 14,958,564
Equipment sales,
 service and leasing
 revenues                        -                  1,283,521    1,283,521
Management fees                  -   32,245,996             -   32,245,996
Cost of goods sold     (13,189,205) (30,611,411)     (776,460) (44,577,076)
                      ------------  -----------   ----------- ------------
Segment gross margin  $  1,769,359  $ 1,634,585   $   507,061 $  3,911,005
                      ============  ===========   =========== ============

3.   Inventories
     -----------

Inventories consist of the following:

                                 September 30,   December 31,
                                 -------------   ------------
                                      1999           1998
                                      ----           ----

Equipment and parts                $  105,546     $  761,780
Ferrous materials                   1,088,446      1,131,045
Non-ferrous materials               1,034,158        622,527
                                   ----------     ----------

     Total inventories             $2,226,150     $2,515,352
                                   ==========     ==========


ITEM  2:   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1999, the Registrant held cash and cash equivalents of $1,050,152.

     The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 71.6% and 66.5% of the Registrant's total revenues for the nine months ended September 30, 1999 and 1998, respectively.

     The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $2,000,000. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2000. As of September 30, 1999, there was no outstanding balance under this credit facility.

Results of Operations

     The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Condensed Consolidated Statements of Income bear to total revenues and other pertinent data:

                              Nine Months ended September 30,
                                     1999           1998
Statements of Operations Data:
Total Revenue                       100.0%         100.0%
Cost of goods sold                   91.9%          91.9%
Selling, general and administrative
and miscellaneous expenses            7.0%           7.0%
Income from operations                1.1%           1.1%

Nine months ended September 30, 1999 compared to nine months
------------------------------------------------------------
ended September 30, 1998
------------------------

     Total revenue increased 15.9% from $48,488,081 in 1998 to $56,212,287 in 1999. This increase in total revenue is the result of (i) management services sales increasing 24.8% from $32,245,996 in 1998 to $40,252,754 in 1999 and (ii) an increase of 39.6% related to the equipment sales, service and leasing operations of $1,792,145 in 1999 as compared to $1,283,521 in 1998. Revenue gains in these two segments were somewhat offset by a decline in recycling revenues of 5.3% as 1999 revenue was $14,167,388 compared to $14,958,564 in 1998. Commodity prices of the ferrous and non-ferrous markets began to decline during the second half of 1998 and remained at a lower level (although stabilizing) during most of the first nine months of 1999. In the ferrous market, 18% more gross tons were shipped during the first nine months of 1999 compared to the same period last year, but generated 8.0% less revenue due to the 22% decline in average selling prices. Non-ferrous pounds shipped in the first three quarters of this year declined approximately 11.0% and combined with an average selling price decrease of 4.2% yielded revenues at 14.5% less than the same time period last year.

     The first nine months of 1999 total cost of sales was $51,643,069 increasing $7,065,993 or 15.9% compared to 1998. The cost of goods sold in management services increased 24.6% which directly reflects the revenue increase of 24.8%. Cost of sales in the recycling operations was 86.7% during the first nine months of 1999 whereas it was 88.2% last year for the first nine months. Cost of sales in the equipment leasing and sales segment increased from 60.4% to 68.4% as the mix of equipment sales versus rentals increased over last year.

     The gross margin was $4,569,218 representing an increase of $658,213 or a 16.8% increase from 1998. The gross margin was 8.1% for the first nine months of 1999 and 1998. The gross margin in management services was 5.2% during the first three quarters of 1999 versus 5.1% in 1998. Gross profit in the recycling segment climbed to 13.3% in the first three quarters of 1999 versus 11.8% in the first nine months of 1998. This is due primarily to the commodity price stabilization in the first nine months of 1999 following a period of declining ferrous and non-ferrous prices. Commodity purchase prices leveled during the first three quarters of 1999 and selling prices recovered slightly resulting in an increase in gross margin as a percentage of sales.

     Selling, general and administrative expenses increased 16.1% from $3,386,748 in the first nine months of 1998 to $3,932,126 in 1999, and as a percentage of sales, remained the same at 7.0%. Expenses were recorded in the first three quarters for ISA Indiana, Inc. which did not begin operations until the second half of 1998. Accrual adjustments also had an impact on the first three quarters of 1999. The Registrant's comparable operating expenses in the first three quarters of 1999 were favorable by 8% over the first three quarters of 1998.

Quarter ended September, 30 1999 compared to quarter ended
----------------------------------------------------------
September 30, 1998
------------------


     Total revenue increased 12.3% from $17,546,252 in 1998 to $19,696,448 in 1999. This increase in total revenue is the result of (i) management services increasing 15.7% from $12,064,941 in 1998 to $13,962,589 in 1999 and (ii) an increase in the equipment sales and leasing segment of 7.6% or from $531,661 in 1998 to $572,023 in 1999. Revenues in the recycling segment increased $212,186 or 4.3% in the third quarter versus the third quarter of 1998 due to increased tons and pounds shipped which more than offset the average selling price decreases.

     The third quarter total cost of sales was $18,248,303 in 1999 increasing $2,303,869 or 14.4% compared to the third quarter of 1998. Cost of sales in the management services segment increased 15.9% in the third quarter, which is in direct proportion to the percentage increase in revenue. Cost of sales in the recycling segment increased 11.1% as a result of the 4.3% revenue increase in this segment and the fluctuation in sales prices.

     Total gross margin for the third quarter at $1,448,145 represents 7.4% of revenue in 1999 while the gross margin at $1,601,818 in 1998 represents 9.2% of revenue.

     Selling, general and administrative expenses were lower in 1999 compared to 1998 by $279,733. Start up costs for ISA, Indiana, Inc. were still being incurred during the third quarter of last year which is part of the favorable variances while the majority of the difference is continued emphasis on expense control enhancements and efficiencies.

Financial Condition at September 30, 1999 Compared to
-----------------------------------------------------
December 31, 1998
-----------------

     Accounts receivable-trade after allowances for bad debt increased 4.0% or $296,599 during the first nine months of 1999.
This increase is due mainly to the higher sales levels in the management services segment.

     Accounts payable-trade increased $1,574,252 or 16.2% as a result of additional expenses incurred with vendors in the management services segment to generate higher revenue as noted above.

     From December 31, 1998 to September 30, 1999, the Registrant's working capital increased by $137,454 to a deficit of $522,543 from the deficit of $659,997. The Registrant's management is focused on working capital during the remainder of the fiscal year and as the financial plan for the year 2000 is completed. Surplus inventories will be shipped to take advantage of the stable commodity prices. The Registrant intends to examine its purchases carefully to ensure a program of inventory reduction by the end of the year and into the next year. Working capital will be increased due to additional gross margin dollars. The Registrant has also established a plan to identify and sell any equipment identified as surplus or idle. The Registrant continues to improve upon all expense controls to provide the highest possible levels of operational efficiencies and customer service.

Year 2000 Risk Factors
----------------------

     The Registrant implemented its "Year 2000 Project" in
February 1997 to address the potential problem with which substantially all users of automated data processing and information systems must address.

     The Registrant uses primarily "Microsoft" software, which is already year 2000 compliant. The Registrant's financial accounting system has already been upgraded and certified as compliant. The Registrant's management services operations utilize a DOS based system which was potentially identified as a problem. In its endeavor to alleviate this DOS-based problem, the Registrant has contracted with a programmer to write software to prevent this potential problem. The software upgrade has been completed and all testing will be completed by November 30, 1999. The recycling operations utilize a database that will complete all testing by November 30, 1999.

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



                   PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
---------------------------------
          None

Item 2.   Changes in Securities and Use of Proceeds
--------------------------------------------------------
          None

Item 3.   Defaults upon Senior Securities
----------------------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security
-----------------------------------------------------
Holders
-------
          None

Item 5.   Other Information
---------------------------
          During the second quarter of 1999, the Registrant signed a Letter of Intent to acquire 100% of the capital stock of two waste management services companies. The combined annual revenues of the target companies were approximately $48,000,000. The Registrant anticipated financing the purchase using an undisclosed amount of stock and cash. The Letter of Intent was subject to the completion of due diligence, signing of a definitive agreement, shareholder approval, the receipt of all regulatory approvals and the expiration of all statutory waiting periods. On November 5, 1999 this Letter of Intent was nullified by mutual consent of both parties.

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
          None


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







INDUSTRIAL SERVICES OF AMERICA, INC.



DATE: November 12, 1999  /s/  Harry Kletter
                         ------------------------------
                         Chairman and Chief Executive Officer
                         (Principal Executive and Financial
                           Officer)



