Form 10-K
period 1999-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2000-04-14
CIK 4187

====================================================================
          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                              FORM 10-K

[ x ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                         For Fiscal Year Ended December 31, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to
                                         -------    -------

                    Commission File No.: 0-20979
                           ---------------

                INDUSTRIAL SERVICES OF AMERICA, INC.
       (Exact name of registrant as specified in its charter)

          Florida                                59-0172746
     ------------------                          ----------
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

----------

     Aggregate market value of the 982,846 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on March 29, 2000: $2,457,115.

     Number of shares of Common Stock outstanding as of the close of business on March 29, 2000: 1,929,600.
                           ---------------
                 DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into
Part III of this report.

=====================================================================

                             PART I

ITEM 1.        BUSINESS.

GENERAL

     Industrial Services of America, Inc. (the "Registrant") is a management services company specializing in solid waste management, as well as ferrous, non-ferrous and fiber recycling. The management division of the Registrant is engaged in the business of commercial, retail and industrial waste management and waste handling. The Registrant also has an operating division engaged in equipment sales and leasing activities. The ferrous division's major products include recycling of steel and iron products, whereas the non-ferrous division recycles copper, aluminum and brass. The fiber recycling consists mainly of high-grade papers and corrugated cardboard. The Registrant is able to offer a "total package" concept to commercial, retail and industrial clients to cover their waste management needs. Combining waste reduction, waste materials diversion and waste equipment technology, the Registrant creates waste programs tailored to each client's individual needs. The Registrant believes that it offers a more complete line of products and services than its competitors and is better able to coordinate these services on a regional and nationwide basis. By offering competitively priced waste handling equipment from a number of different manufacturers, the Registrant is able to tailor equipment packages for individual client needs. The waste management services offered by the Registrant include locating and contracting with a hauling company at a reasonable cost at each participating location for the retail chain customers of the Registrant that are a part of the management program offered by the Registrant. Because the Registrant is not a "waste transporter," it is able to maintain a neutral position vis-a-via the customers and the hauling companies. The Registrant has designed and developed proprietary computer software that provides the Registrant's personnel with relevant information on each of the client's locations, as well as pertinent information on disposal rates and costs of equipment, including installation and shipping. The availability of this software has allowed the Registrant to build a database for serving customers from coast to coast. The Registrant is able to estimate cost savings to potential customers by reviewing their current waste hauling invoices either regionally or nationwide.

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

     The Registrant believes that opportunities for its continued growth are enhanced by the increasingly stringent regulatory and political constraints being placed on the waste hauling and disposal industries. These more stringent federal, state and local regulations drive prices higher throughout the industry. With ever-increasing costs, solid waste disposal is becoming one of the larger expense items for retail and industrial customers, and perhaps one of the most difficult to control. The Registrant believes these increased costs will enhance the value of its services. Through the retention of the Registrant's services, customers can "outsource" their in-house waste needs to an experienced independent entity capable of lowering and containing waste disposal costs. The Registrant is able to provide customized reports detailing clients' recycling revenues as well as waste disposal expense.

     In October 1997, the Registrant issued options (the "Garber Options") to purchase 25,000 shares and an additional option to purchase 100,000 shares of Common Stock to its, then, Interim President and Chief Operating Officer, Sean M. Garber, as a component of a five-year employment agreement (the "Garber Employment Agreement"). The exercise price related to the options to purchase (i) the 25,000 shares is $1.00 per share and
(ii) the 100,000 shares was changed to $2.50 per share from $5.00 per share by Board of Director approval on November 3, 1999. Compensation cost charged to operations in 1999 and 1998 related to the option to purchase 25,000 shares was $56,901 and $71,875, respectively. The option to purchase 100,000 shares was at market value the day of the grant, therefore no charges were associated with this option. None of the Garber Options have been exercised.

OFFICER AND DIRECTOR CHANGES

     Effective with the Board of Directors meeting and Shareholder meeting held on May 27,1999, R. Michael Devereaux chose not to accept the director nomination and Ted L. Cox was elected to fill the position. Three outside members are included on the Board: Ted L. Cox, Joseph H. Cohen and Dr. Barry N. Naft. The Board of Directors of the Registrant appointed John O. Tietjen to the position of Chief Financial Officer/Senior Vice-President effective March 1, 1999. See Item 4a. EXECUTIVE OFFICERS OF THE REGISTRANT.

FITZPATRICK PURCHASE AGREEMENT; LEASE AGREEMENT

     Effective June 1, 1998 but executed as of July 31, 1998, ISA Indiana, Inc. (the "Subsidiary"), an Indiana corporation and wholly-owned subsidiary of the Registrant; R. J. Fitzpatrick Smelters, Inc. (the "Seller"); and R. J. Fitzpatrick and Cheryl Fitzpatrick (collectively the "Guarantors"); entered into an Asset Purchase Agreement (the "Fitzpatrick Purchase Agreement") whereby the Subsidiary acquired all of the business, property, rights and assets of the Seller and assumed certain of the liabilities of the Seller as set forth in the Fitzpatrick Purchase Agreement. Under the Fitzpatrick Purchase Agreement, the Subsidiary entered into a real property Lease Agreement (the "Fitzpatrick Lease"), effective June 1, 1998, from the Guarantors and the Seller for ten successive terms of ten years each at a rental of $13,000 per month during the original term (as adjusted in accordance with the Consumer Price Index for each renewal term) with an option to purchase for $1,600,000 the real property (including an adjoining 20 acre tract less 3 acres to be retained by the Seller and Guarantors). The location of the business is on an approximate 14-acre tract at U.S. 50 and Jennings County Road 900 West, North Vernon, Jennings County, Indiana,
approximately 65 miles north of Louisville, Kentucky.   The
business of the Seller is a metal salvage and metal handling operation and is comprised of five buildings, the total square footage of which is approximately 71,400 feet. The principal improvement is a one-story concrete warehouse/foundry/office approximating 25,500 square feet. The remaining buildings are steel-framed buildings constituting warehouses, garages and office space.

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

CONSULTING AGREEMENTS; LASSAK AGREEMENT AND JCA/LASSAK AGREEMENT

     On June 2, 1998, the Registrant entered into an agreement (the "Lassak Agreement") with Andrew M. Lassak ("Lassak") to perform financial advisory services for the Registrant for a period of up to five years. The Company grants to Lassak and/or his designee for the financial advisory services rendered under the Lassak Agreement options to purchase from 25,000 up to a maximum of 250,000 shares of the Company's Common Stock (the "Common Stock") on the basis of 25,000 shares for each $10,000,000 in additional capitalization of the Company measured from June 2, 1998 that vests upon maintenance for three (3) consecutive months after achieving the increase in each $10,000,000 in capitalization for which each 25,000 shares of Common Stock subject to options are granted. The exercise price for the shares subject to options earned on account of the capitalization increase will equal the fair market value of the Common Stock on the date the $10,000,000 in increased capitalization for which each 25,000 shares of Common Stock subject to options will be granted. From the date of vesting of shares subject to options, Lassak has (i) five (5) years to exercise with respect to shares subject to option vesting in Years one (1) and two (2); (ii) four (4) years to exercise with respect to shares subject to option in Year three (3); (iii) three (3) years to exercise with respect to shares subject to option vesting in Year four (4); and (iv) two (2) years to exercise with respect to shares subject to option vesting in Year five (5). "Years" for purposes of this Agreement shall mean the 365/366 day period from June 2, 1998 through June 1, 1999 and each 365/366 day period thereafter. During 1999, the Registrant did not issue any options to purchase Common Stock to Lassak under the Lassak Agreement; however, the Registrant anticipates issuing such options to Lassak under the Lassak Agreement in 2000.

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

REGISTRANT SHARES
SUBJECT TO OPTIONS                                      VESTING
VESTING SCHEDULE              DATE                        YEAR
------------------            ----                      -------

     45,000       From June 2, 1998 to, but not             1
                  including, first anniversary date
                  of JCA/Lassak Agreement
                   ("Anniversary Date")

     35,000       From Anniversary Date to, but not         2
                  including, Second Anniversary Date

     35,000       From Second Anniversary Date to,          3
                  but not including, Third Anniversary
                  Date

     35,000       From Third Anniversary Date to, but       4
                  not including, Fourth Anniversary Date

     35,000       From Fourth Anniversary Date to, but      5
                  not including, Fifth Anniversary Date

     From the date of vesting of shares subject to option, JCA and Lassak have (i) five (5) years to exercise with respect to shares subject to options vesting in Vesting Years one (1) and two (2); (ii) four (4) years to exercise with respect to shares subject to options in Vesting Year three (3); (iii) three (3) years to exercise with respect to shares subject to options vesting in Vesting Year four (4); and (iv) two (2) years to exercise with respect to shares subject to options vesting in Vesting Year five (5). During 1999, the Registrant did not issue options to purchase Common Stock under the JCA/Lassak Agreement; however, the Registrant anticipates issuing options in 2000.

AMENDMENT TO 1997 EMPLOYEE STOCK OPTION PLAN

     The Industrial Services of America, Inc. 1997 Employee Stock Option Plan (the "Plan") as originally adopted reserved 100,000 shares for the granting of options to employees of the Registrant. On February 11, 1998, the Board of Directors authorized the Registrant to increase the shares reserved under the Plan from 100,000 to 330,000. The Registrant never implemented this increase. On March 22, 1999, the Board of Directors approved, authorized and ratified an amendment (the "Amendment") to the Plan, and after shareholder approval at the 1999 Annual Meeting of Shareholders, the Amendment became effective retroactively as of February 11, 1998. Upon effectiveness, the Amendment: (i) increased the number of shares reserved under the Plan from 100,000 to 400,000, (ii) allowed for the grant of non-qualified stock options to non-employee directors of the Company under the Plan, (iii) changed the name of the Plan to the "Industrial Services of America, Inc. 1997 Stock Option Plan," and (iv) effected certain technical or administrative changes to the Plan.

     On March 1, 1999, the Board granted to each of its three non-employee directors (Messrs. Cohen, Devereaux and Naft) non-qualified stock options under the Plan to purchase 20,000 shares of Common Stock at $5.00 per share (the "Director Options"). The Director Options vested on the grant date. On November 3, 1999, the Board approved the change in the option price for the non-employee directors from $5.00 per share to $2.50 per share. The Devereaux options have since expired and an option to purchase 20,000 shares of Common Stock have been offered to Ted L. Cox, the third non-employee Board member. The Director Options expire on March 1, 2009 unless terminated earlier pursuant to provisions in the respective option certificates.

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

     On July 1, 1984, the Registrant began a solid waste handling and disposal equipment sales organization under the name Waste Equipment Sales and Services Company ("WESSCO"). On January 1, 1985, the Registrant merged with Computerized Waste Systems, Inc. ("CWS"), a Massachusetts corporation. CWS was a corporation specializing in offering solid waste management consultations for large multi-location companies involved in the retail, restaurant and industrial sectors. At the time of the merger, CWS was concentrating on large retail chains, but has changed its emphasis to include commercial and industrial clients. This strategy created an additional target market for the Registrant. Subsequent to the merger with CWS, the Registrant moved the CWS headquarters from Springfield, Massachusetts to Louisville, Kentucky. At the time of the merger, much of the client base and marketing efforts were concentrated in the Northeast. With the move to Louisville, the Registrant began to expand its marketing efforts, which are now nationwide and include most of Canada.

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

     The Registrant derives a significant portion of its revenues from two primary customers (Home Depot and Office Depot) accounting for approximately 64%, 63% and 80% of 1999, 1998 and 1997 total revenues, respectively. The Registrant is taking affirmative action to counter its dependence on any one customer. The potential negative effect of losing any single customer has been reduced by the Registrant's expansion of its customer base. However, there can be no assurance that if the Registrant was to lose all or the substantial portion of the business with these two customers that such losses would not have a material adverse effect on the Registrant.

     In addition to its other services, the Registrant provides management services relating to recycling and waste stream analysis. The main advantage to offering these types of management services is that the individual projects are priced on a substantial prepaid individual basis. This method of pricing allows the Registrant to collect an up-front fee with the opportunity to "sell" the customer traditional services after the evaluation and/or any subsequent implementation is complete. By offering management and evaluation services, the Registrant is able to pursue additional customers.

K&R LEASE; K&R CONSULTING AGREEMENT

     On February 16, 1998 the Registrant's Board of Directors ratified and formalized an existing relationship in connection with (i) the leasing by the Registrant of its facilities from K&R and (ii) the provision of consulting services from K&R to the Registrant. K&R is an affiliate of the Registrant.

     LEASE AGREEMENT. The Lease Agreement (the "K&R Lease"), effective as of January 1, 1998, between K&R, as landlord, and the Registrant, as lessee, covers approximately 20.5 acres of land and the improvements thereon, which are located at 7100 Grade Lane in Louisville, Kentucky (the "Leased Premises"). The principal improvements consist of an approximately 22,750 square foot building used as the Corporate Office, an approximately 8,286 square foot building used for CWS offices, an approximately 13,995 square foot used as the paper recycling plant, an approximately 12,000 square foot building used for metals recycling plant, and an approximately 51,760 square foot building used as the recycling offices and warehouse space, with the remaining 15,575 square feet of space contained in five (5) buildings ranging in size from approximately 8,000 to 256 square feet. The initial term of the K&R Lease is for ten years with two five-year option periods (the "Option Periods") available thereafter. The base rent for the first five years is $450,000 per annum, payable at the beginning of each month in an amount equal to $37,500 (the "Fixed Minimum Rent"). The Fixed Minimum Rent adjusts each five years, including each of the Option Periods, in accordance with the Consumer Price Index. The Fixed Minimum Rent also increases to $750,000 per annum, in an amount equal to $62,500 per month in the event of a change in control of the Registrant. The Registrant is also required to pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. The K&R Lease provides for indemnification of K&R by the Registrant for all damages arising out of the Registrant's use or condition of the Leased Premises excepting therefrom K&R's negligence.

     Events of Default under the K&R Lease include (i) failure by the Registrant to pay the Fixed Minimum Rent for 10 days after written demand therefor, (ii) any other default in the observance or performance by the Registrant of any of the other covenants, agreements, or conditions of the K&R Lease, which shall continue for 30 days after written notice, unless the Registrant shall have commenced and shall be diligently pursuing curing such default, (iii) certain bankruptcy or related events affecting the Registrant, (iv) vacation of the Leased Premises by the Registrant, or (v) the transfer or devolution whether by operation of law or otherwise of the K&R Lease or the Registrant's estate or of any of the Registrant's interest to anyone other than K&R. Upon the occurrence of an event of default, K&R may, at its option, terminate the K&R Lease and enter into and take possession of the Leased Premises with the right to sue for and collect all amounts due, including damages. All payments are current.

     K&R CONSULTING AGREEMENT. The K&R Consulting Agreement remains in effect until December 31, 2007, with the automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. K&R shall provide strategic planning and mergers and acquisitions (the "K&R Consulting Activities"). The Registrant shall be responsible for all of K&R's expenses and pay to K&R $240,000 in equal monthly installments of $20,000 in connection with the K&R Consulting Activities.

     The K&R Consulting Agreement terminates upon a non-defaulting party providing written notice to the other party of its intent to terminate. The recipient of the notice has 10 days to cure monetary defaults and 30 days to cure non-monetary defaults. Upon termination, K&R agrees not to engage, directly or indirectly, in the business conducted by, or hire employees from, the Registrant for a period of five years and within 100 miles of any operation of the Registrant. The Registrant's principal shareholder and Chief Executive Officer is compensated through consulting fees pursuant to the K&R Consulting Agreement.

EQUIPMENT LEASING/WESSCO

     The Registrant leased approximately 200 pieces of solid waste and recycling equipment to customers in 1999, with a subsequent increase in monthly rental income to the Registrant of 53.0% as compared to the same period of 1998. The majority of these contracts are for a minimum of 36 months. While the resources required to purchase this equipment are generated internally and the revenues returned are deferred over the term of the contract, the Registrant's management believes this investment in the rental fleet to be a proper use of capital and will provide a long-term favorable return on its investment.

INDUSTRY BACKGROUND

     The Registrant is involved in the management of non-hazardous solid waste and recyclables for retail, commercial and industrial customers. As such, the industry is actually driven by the multi-billion dollar solid waste collection and disposal industry. The size of this industry has increased for the past several years and should continue to increase, as landfill space becomes scarcer. Although society (and industry) has developed an increased awareness of the environmental issues and recycling has increased, waste production also continues to increase. Because of environmental concerns, new regulations and cost factors, it has become difficult to obtain the necessary permits to build any new landfills. Management of the Registrant believes that with the consolidation taking place in the waste industry, it will become increasingly difficult for a customer to receive a fair price. The Registrant should therefore be in a position to be called upon to represent the best interest of that customer; this fact can only enhance the Registrant's business.

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

     Few, if any, of the Registrant's competitors have a national network of vendors similar to the one the Registrant has developed over its years of operation. The major hauling companies are limited in the scope of services, which they can provide to commercial/industrial accounts. Although the major hauling companies have operating companies in most major and intermediate-sized cities, they do not have nationwide geographic coverage. Therefore, for large commercial/industrial clients, they must obtain bids from local hauling companies that may perceive them to be future competitors. The Registrant has positioned itself to negotiate with the haulers, while servicing its clients on a nationwide basis.

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

EMPLOYEES

     The Registrant has approximately one hundred thirty-nine
(139) full-time employees as follows: Recycling 93, Management Services 29, Sales/Leasing 8 and Administration 9. No employee is a member of a union with a contract with the Registrant.

EFFECT OF STATE AND FEDERAL ENVIRONMENTAL REGULATIONS

     Any environmental regulatory liability relating to the Registrant's operations is generally borne by the customers with whom the Registrant contracts and the third party vendors in their capacity as transporters. As a matter of Registrant's policy, the Registrant uses its best efforts to secure indemnification for environmental liability from its customers and third party vendors. Although management of the Registrant believes that for the most part its business does not subject it to potential environmental liability, the Registrant continues to use best efforts to be in compliance with federal, state and local environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance in 1999 or 1998 did not constitute a material expense to the Registrant.

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

ACQUISITIONS

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

SUBSEQUENT EVENTS

A.   CHANGE IN TRANSFER AGENT

     On February 2, 2000 the Board approved, authorized and ratified the hiring of Registrar and Transfer Company ("R&T") located in Cranford, New Jersey, as the transfer agent for the Common Stock. The prior agent, Reliance Trust Company ("Reliance"), sold this portion of their business which no longer fit into their strategic plan. Reliance recommended that the Registrant utilize the services of R&T due to their expertise in handling corporations the size of the Registrant.

B.   CHIEF VISIONARY OFFICER

     On February 2, 2000 the Board created a special advisory role for ISA Chairman Harry Kletter to offer ideas and provide guidance regarding future business initiatives and opportunities. The Board designated Mr. Kletter as the Registrant's Chairman and Chief Visionary Officer, drawing upon his experience in the waste management consulting industry. Until the appointment, Mr. Kletter had served as Chairman and Chief Executive Officer. The Board did not re-establish the Chief Executive Officer position. Instead, the Company's senior officers, the President and Chief Financial Officer, report directly to the Board of Directors. Subsequent to this realignment, the Board directed that the Chief Financial Officer report to the Chairman of the Audit Committee of the Board.

C.   TECHNOLOGY SOLUTIONS

     On March 8, 2000 the Registrant announced that it had engaged Keane, Inc. as a provider of technology solutions.
Keane, a $1 billion business and information technology consulting firm headquartered in Boston, Massachusetts, helps its clients plan, build and manage application software solutions.
Keane is intending to improve the Registrant's existing technology and align information to facilitate web-based operations.

     On March 10, 2000 the Registrant announced that it will sell waste management products and services through Ariba network commerce services. The Registrant will collaborate with Ariba on the continued development of Commerce XML (cXML), an open Internet standard for exchanging supplier content and transaction information between buyers and suppliers. The Registrant will use cXML to make its waste management product and services available via the Ariba Network platform. This integration will provide the opportunity for joint Ariba and Registrant customers to gain cost savings, efficiency and convenience in purchasing waste management products and services.

ITEM 2.   PROPERTIES.

     The Registrant leases its corporate offices and processing property and buildings in Louisville, Kentucky for $37,500 per month from K&R pursuant to the K&R Lease. See ITEM 1. BUSINESS.
"K&R Lease; K&R Consulting Agreement."

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


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT.

               Served as an            Position with the
                  Executive           Registrant and Other
  Name         Officer Since  Age    Principal Occupations
  ----         -------------  ---    ---------------------

Harry Kletter      1983       73   Chairman of the
                                   Board and Chief Visionary
                                   Officer of the Registrant from
                                   February 3, 2000 to present,
                                   Chairman of the Board and
                                   Chief Executive Officer from
                                   July 31, 1992 to February 3,
                                   2000, President of the
                                   Registrant from July 31, 1992
                                   to December 1997, from January
                                   1990 to July 1991, and from
                                   October 1983 to January 1988;
                                   Mr. Kletter is also Chairman
                                   and sole shareholder of K&R.

Sean M. Garber    1996        33   President and
                                   Treasurer of the Registrant
                                   since February 1998; Interim
                                   President from December 1997
                                   to February 1998; Chief
                                   Operating Officer and Director
                                   of the Registrant from
                                   November 1997 to present; Vice
                                   President of Recycling of the
                                   Registrant from November 1996
                                   to December 1997. From 1989 to
                                   November 1996, Mr. Garber was
                                   an employee of and held
                                   positions as general manager
                                   and marketing director with
                                   OmniSource, Inc., a Fort
                                   Wayne, Indiana recycling
                                   company; Mr. Garber holds a
                                   degree in Business Management
                                   from Indiana University.

John O. Tietjen    1999       51   Senior Vice
                                   President and Chief Financial
                                   Officer of the Registrant
                                   since March 1, 1999; from
                                   September 1993 to February
                                   1999, Vice President of
                                   Finance at Greater Louisville,
                                   Inc. (and its predecessor);
                                   Mr. Tietjen served previously
                                   as Corporate Controller for
                                   OpenConnect Systems, Inc. and
                                   for 15 years prior to his
                                   employment with OpenConnect
                                   Systems, Inc., he served in
                                   various positions with Glidden
                                   Paint Company; Mr. Tietjen
                                   holds a B.A. in Business
                                   Administration/ Economics from
                                   Muskingum College and an
                                   M.B.A. from Baldwin-Wallace
                                   College.

Timothy W. Myers   1998       48   Vice President of
                                   Operations of the Registrant
                                   since July 1, 1998; Senior
                                   Vice President and Chief
                                   Operating Officer of the
                                   Registrant from 1996 until
                                   February 1998; President of
                                   K&R from 1996 to July 1998;
                                   Mr. Myers has served in
                                   various operational capacities
                                   with the Registrant and K&R
                                   since 1973.

Charles J. Hulsman  1995      42   Manager of CWS, a
                                   division of the Registrant,
                                   since December 1991, and a
                                   sales representative of
                                   WESSCO, a division of the
                                   Registrant, prior to that
                                   date.


     None of the above officers is related to one another. With respect to certain arrangements with certain officers of the Registrant relating to executive compensation, see section entitled "Executive Compensation - Certain Transactions" in the Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.


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

QUARTER ENDED     1999              1998               1997
------------- -------------     -------------      -------------
              HIGH    LOW        HIGH    LOW        HIGH   LOW
March 31      $2.63  $1.88      $6.63   $4.13     $13.25   $7.25
June 30       $5.38  $2.50      $7.00   $4.75      $9.50   $5.50
September 30  $4.19  $2.00      $4.88   $3.63      $9.50   $7.13
December 31   $2.50  $1.50      $4.00   $1.75      $7.38   $4.50

     There were approximately 406 shareholders of record as of March 29, 2000.

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

ITEM 6.        SELECTED FINANCIAL DATA.

SELECTED FINANCIAL DATA

                                 1999           1998           1997           1996           1995
                              ---------      ---------      ---------      ---------      ---------
(Amounts in Thousands, Except Per Share Data)

Year ended December 31:
   Total  revenue             $  77,498      $  65,205      $   45,212     $  34,277      $  30,545
                              =========      =========      ==========     =========      =========

  Income (loss) from
      operations                    827           (543)            215           742          1,162
                              =========      =========      ==========     =========      =========

Earnings per common share:
   Basic                      $    0.17      $   (0.26)     $     0.07     $    0.25      $    0.41
                              =========      =========      ==========     =========      =========

   Assuming dilution          $    0.16      $   (0.26)     $     0.07     $    0.24      $    0.40
                              =========      =========      ==========     =========      =========


  Cash dividends declared
      Per common share            -              -               -             -              -

At year end:
   Total assets               $  20,823      $  18,648      $   13,893     $   9,439      $   6,209
                              =========      =========      ==========     =========      =========

   Long-term notes payable    $   2,105      $   2,613      $      760     $       5      $     367
                              =========      =========      ==========     =========      =========



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION.

The following discussion and analysis should be read in conjunction with the information set forth under Item 6, "Selected Financial Data" and the consolidated financial statements of the Registrant and the accompanying notes thereto included elsewhere in this report.

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute "forward-looking statements" within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that such financial predictions, forecasts and projections will be achieved. Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to the major customers of the Registrant, including loss of their accounts.

GENERAL

     The Registrant continued to pursue a growth strategy in the waste management services arena servicing over 4,200 customer locations throughout the United States and Canada and building a base of approximately 2,500 vendors. This strategy will allow for diversity of business opportunities so that the Registrant is not as dependent upon the profitability of the recycling division. This diversity has helped to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets. This strategy is evidenced by the purchase of the management services accounts of MGM Services, Inc. ("MGM") in September 1997. The impact of this acquisition for the full year of 1998 and 1999 added approximately $3,200,000 in revenue each year. Much of management's focus and attention now and in the future is directed towards the growth of this business segment through expansion in the existing markets and through an acquisition strategy.

     It is management's plan to expand in the management services segment in 2000. At the same time, the Registrant will be seeking more operational cost control, increased efficiency in the information technology area and emphasize sales and marketing efforts.

     Management continues to maintain and grow the recycling business, although is not actively seeking any further acquisitions or mergers.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1999, the Registrant held cash and cash equivalents of $2,388,811.

     The Registrant currently maintains a working capital line of credit with Bank of Louisville (BOL) in the amount of $2,000,000. Indebtedness under this credit facility accrues interest at BOL's prime rate as promulgated from time to time. The maturity date under this agreement is June 30, 2000. The Credit Line is collateralized by eligible accounts receivable, inventories, equipment and the personal guarantees of the principal shareholder and Chief Visionary Officer of the Registrant, Harry Kletter. As of December 31, 1999, there were no amounts outstanding under the credit facility as compared to $1,850,000 as of December 31, 1998.

     During 1999, the Registrant committed approximately $1,726,778 towards capital improvements. The Registrant used a significant portion of such funds to purchase one (1) shaker table, one (1) shear, five (5) balers and rolling stock. The acquisition of this new material processing equipment has enhanced operating efficiencies and created additional capacity for new and expanded equipment leasing business opportunities.

RESULTS OF OPERATIONS

     The following table presents, for the years indicated, the percentage relationship which certain captioned items in the Registrant's Consolidated Statements of Operations bear to total revenues and other pertinent data:

YEAR ENDED DECEMBER 31,               1999      1998      1997
-----------------------               ----      ----      ----

STATEMENTS OF OPERATIONS DATA:
Total Revenue .....................  100.0%    100.0%    100.0%
Cost of Goods Sold ................   91.7%     94.2%     91.4%
Selling, General and
  Administrative Expenses .........    7.2%      6.6%      8.1%
Income (Loss) from Operations .....    1.1%     (0.8)%     0.5%

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31,
1998

     The revenue in 1999 was $77,497,819 representing an increase of $12,292,839 or 18.9% compared to 1998. The management services business grew 23.6% to $54,526,312 by increasing the same account and new account business serviced to over 4,200 accounts nationwide. Recycling revenues grew 4.4% to
$20,017,132.   The major products include recycling of copper,
aluminum and brass, referred to herein as non-ferrous scrap. The ferrous recycling business increased its revenues by 6.6% through an increase in direct sales to mills and more aggressive purchasing practices.

     The 1999 total cost of goods sold was $71,089,931 increasing $9,632,041 or 15.7% compared to 1998. The cost of goods sold in management services increased by 22.5% versus a decrease in recycling cost of goods sold of 3.3%. The increase in management services cost of sales mirrored the sales increase within one (1) percentage point. The cost of goods sold in the recycling operation decreased 3.3% on a revenue increase of 4.4%.
Commodity prices stabilized in 1999 after a severe decline in the fourth quarter of 1998. Cost of goods sold in the equipment sales/leasing business increased 58.6% on revenue growth of 53.0%

     The gross margin was $6,407,888 representing an increase of $2,660,798 or, as a percentage to revenue, a 2.5% increase. A slight increase in gross margin as a percentage to revenue from 5.1% to 5.9% was realized in the management services segment.
The recycling division experienced an increase in gross margin as a percentage to revenue of 7.0%. At the end of 1998 the Registrant suffered a significant devaluation adjustment to inventory due to decreases in commodity market values. Prices stabilized throughout 1999 and the Registrant was able to widen the margins with its pricing structure and the ability to sell to new accounts.

     The selling, general and administrative expenses increased $1,290,137 from 1998 or as a percentage to revenue from 6.7% in 1998 to 7.2% in 1999. Bad debt expense increased approximately $212,000 or as a percentage to revenue from 1.5% to 4.0% due mainly to a clean up of the accounts receivable files and the write-off of two hedging accounts. Depreciation and amortization expenses increased approximately $211,000 from 1998 due mainly to the full year of expenses in 1999 versus one-half year expenses in 1998 from the Fitzpatrick acquisition, which closed in mid 1998. Insurance expenses increased by approximately $87,000 due to increases in premiums, especially Director and Officer, medical and liability. Insurance premiums based upon revenue levels increased due to the 18.9% increase in revenue levels. Fuel costs increased $63,000 due primarily to the full year of shipments from the Fitzpatrick location, as well as, increased movement of inventory between ISA Indiana, Inc. and ISA, Inc. in Louisville.

     An additional expense of $140,880 had an adverse impact on operating results in 1999 due to a transaction between the Registrant and K&R that the Registrant and K&R recently rescinded. The Registrant on behalf of K&R paid $290,880 to satisfy a note payable regarding the Metal Center real estate acquisition. The Board Audit Committee discovered a miscommunication relating to the transaction whereby the $290,880 transaction had never been presented to nor approved by the Board. The Board Audit Committee recommended to the full Board a rescission of the transaction. In place of the rescinded transaction, the Registrant Board and K&R approved the setoff of a $150,000 obligation owed by the Registrant to K&R for the purchase of equipment against the $290,880 transaction funded by the Registrant on behalf of K&R. The net result is that K&R has to repay to the Registrant by May 15, 2000 the $140,880 (adjusted for interest) to complete the rescission of the payment made by the Registrant on behalf of K&R. The Registrant has treated the $140,880 as management consulting fee expense in 1999.


FINANCIAL CONDITION AT DECEMBER 31, 1999 COMPARED TO DECEMBER 31,
1998

     Trade accounts receivable increased $1,276,201 to $8,750,674 at December 31, 1999. This represents a 17.1% increase while overall revenue increased 18.9%. Average days outstanding in 1999 were 41.2 days versus 41.8 days in 1998. This slight decrease reflects management focus on working capital through the liquidation of accounts receivable.

     Inventory decreased $329,358 from $2,515,352 to $2,185,994 representing a 13.1% decrease. The equipment and parts inventory decreased from $761,780 to $86,647 or an 88.6% decrease. This decrease was due to the capitalization of the 1000 Ton shear taken out of inventory and reclassed as a fixed asset to support increased activity in 1999 in the recycling area. Non-ferrous materials inventory increased 44.3 % as new supplier accounts have materialized and the ferrous materials inventory increased 6.2% or $69,823 as the Registrant continues to ship increasing numbers of truckloads of ferrous products to a major foundry.

     Accounts payable trade increased $3,976,342 from December
31, 1998 to $13,722,878 as of December 31, 1999. This increase was due to higher volumes in operations including increases to same account and new account business.

     As of December 31, 1999, the Registrant's working capital was a deficit of $761,522, which represents a $101,525 increase from 1998. The total current assets increased $2,125,884 due to the $1,276,201 increase in accounts receivable, and the increase in cash of $1,374,743 was offset by the decrease in inventory of $329,358. The total current liabilities increased $2,227,409 affected primarily by total accounts payable increases of $3,976,342 and the reduction of short-term bank borrowings of $1,850,000.

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

YEAR 2000 RISK FACTORS

     In February 1997, the Registrant implemented its "Year 2000 Project" to address the potential problem with which substantially all users of automated data processing and information systems had to deal. This problem is mainly with older systems with only two digits to represent the year, rather than the full four digits. The fear was that older computer systems would not operate when the two digit year became "00" in January 2000.

     The Registrant uses primarily "Microsoft" software, which was already year 2000 compliant. The Registrant's accounting system is a DOS based system, which could have created the problem with "00". The Registrant in its endeavor to alleviate this DOS-based problem contracted with the programmer of the Registrant to write software to prevent this potential problem. The software upgrade was completed in February 1999 and the Registrant tested the programs to verify working order. By having the upgrade completed in February 1999, the Registrant had sufficient time to test systems to avert future problems. In summary, the Registrant's Year 2000 Project's goals and expectations were met and all necessary modifications and upgrades were in place. The total costs incurred were less than $10,000 to ensure compliance.


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

     Not Applicable


                            PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.  *

     The information in Item 4a. in this report is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION  *


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.  *


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.  *

--------------------

* The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 2000 Annual Meeting of Shareholders of the Registrant which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

                             PART IV

ITEM 14.  EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES,
AND REPORTS ON FORM 8-K.

(a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:

                                                            Page

     Report of Independent Auditors                         F-1
     Consolidated Balance Sheets as of December 31,
          1999 and 1998                                     F-2
     Consolidated Statements of Operations for the
          years ended December 31, 1999, 1998 and 1997 F-3 Consolidated Statements of Shareholders' Equity
          for the years ended December 31, 1999,
          1998 and 1997                                     F-4
     Consolidated Statements of Cash Flows for the
          years ended December 31, 1999, 1998 and 1997      F-5
     Notes to Consolidated Financial Statements             F-6

(a)(2)    Consolidated Financial Statement Schedules.

     Schedule II- Valuation and Qualifying Accounts
          for the Year ended December 31, 1999              F-21


(a)(3)    List of Exhibits.

     Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report. The Management Agreement and the Consulting Agreement required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by an asterisk (*) in the Index to Exhibits.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits.

     The exhibits listed on the Index to Exhibits are filed as a part of this report.

(d)  Consolidated Financial Statement Schedules.

     Schedule II- Valuation and Qualifying Accounts for the year ended December 31, 1999 is incorporated by reference at page F-21 of the Consolidated Financial Statements of the Registrant.


                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INDUSTRIAL SERVICES OF AMERICA, INC.



Dated:  April 13, 2000   By :    /s/  Harry Kletter
                              --------------------------------
                              Harry Kletter, Chairman of the
                              Board and Chief Visionary Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                Title                    Date


/s/  Harry Kletter       Chairman of the Board and Chief    April 14, 2000
-----------------------
Harry Kletter            Visionary Officer (Principal
                         Executive Officer)

/s/  Sean M. Garber      Director, President, Chief         April 14, 2000
-----------------------
Sean M. Garber           Operating Officer and Treasurer

/s/  John O. Tietjen     Chief Financial Officer            April 14, 2000
-----------------------
John O. Tietjen          (Principal Financial Officer and
                         Principal Accounting Officer)

/s/  Joseph H. Cohen     Director                           April 14, 2000
-----------------------
Joseph H. Cohen

/s/  Ted L. Cox          Director                           April 14, 2000
-----------------------
Ted L. Cox

/s/  Dr. Barry N. Naft   Director                           April 14, 2000
-----------------------
Dr. Barry N. Naft


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

10.1 Independent Consulting Services Agreement - Maxwell, dated as of March 31, 1995, and executed on June 25, 1996, by and between the Registrant and Douglas I. Maxwell, III ("Maxwell"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the Registration, filed on June 26, 1996 (File No. 333-06915).

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

10.13 Stock Option Agreement, effective as of October 31, 1997, by and between the Registrant and Glenn Bierman is incorporated by reference herein to Exhibit 10.13 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.

10.14 Stock Option Agreement, effective as of October 27, 1997, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.14 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.

10.15 Stock Option Agreement, effective as of October 31, 1997, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.15 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.

10.16 Amendment No. 1 to Option Agreement, effective as of February 5, 1998, by and between the Registrant and Sean Garber is incorporated by reference herein to
          Exhibit 10.16 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.

10.17 Stock Option Agreement, effective as of February 16, 1998, by and between the Registrant and Harry Kletter is incorporated by reference herein to Exhibit 10.17 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.

10.18 Consulting Agreement - Lassak, dated as of June 2, 1998, by and between the Registrant and Andrew M. Lassak is incorporated by reference herein to Exhibit
          10.18 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.

10.19 Consulting Agreement - JCA/AML, dated as of June 2, 1998, by and among the Registrant, Joseph Charles & Associates, Inc. and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.19 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.

10.20 Asset Purchase Agreement, effective as of June 1, 1998, by and among the Registrant, ISA Indiana, Inc., R.J. Fitzpatrick Smelters, Inc.; and R.K. Fitzpatrick and Cheryl Fitzpatrick is incorporated by reference herein to Exhibit 10.20 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.

10.21 Lease Agreement, effective June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.21 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.

10.22 Environmental Indemnity Agreement, effective as of June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to
          Exhibit 10.22 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.

11        Statement of Computation of Earnings Per Share (See
          Note 11 to Notes to Consolidated Financial Statements).

27        Financial Data Schedule.

*Denotes a management contract of the Registrant required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K under the Securities Act of 1933, as amended.





              INDUSTRIAL SERVICES OF AMERICA, INC.
                         AND SUBSIDIARY

                CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
                      Louisville, Kentucky

                CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997






                            CONTENTS






REPORT OF INDEPENDENT AUDITORS ................................ 1


FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS ................................. 2

  CONSOLIDATED STATEMENTS OF OPERATIONS ....................... 3

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ............. 4

  CONSOLIDATED STATEMENTS OF CASH FLOWS ....................... 5

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .................. 6


SUPPLEMENTARY INFORMATION

  VALUATION AND QUALIFYING ACCOUNTS ...........................22


                 REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiary
Louisville, Kentucky


We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with general accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiary at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.

Our audit of the foregoing consolidated financial statements also included the schedule listed under item 14(a)(2). In our opinion, such schedule presents fairly the information required to be set forth therein.



                                   Crowe, Chizek and Company LLP

Indianapolis, Indiana
March 29, 2000

-----------------------------------------------------------------

                                                               1.

                   INDUSTRIAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARY
                        CONSOLIDATED BALANCE SHEETS
                        December 31, 1999 and 1998

---------------------------------------------------------------------------

                                                 1999            1998
                                                 ----            ----
ASSETS
Current assets
  Cash                                        $ 2,388,811    $ 1,014,068
  Accounts receivable - trade (after
     allowance for doubtful accounts of
     $190,000 and $116,000 in 1999 and
     1998, respectively) (Notes 2 and 3)        8,750,674      7,474,473
  Accounts receivable - related
     party (Note 6)                                11,028         26,259
  Income tax refund receivable                          -        113,000
  Net investment in sales-type
     leases (Note 5)                               96,864         35,270
  Inventories (Notes 1, 2 and 3)                2,185,994      2,515,352
  Deferred income taxes (Note 4)                   89,300         52,000
  Other                                           143,327        309,692
                                              -----------    -----------
     Total current assets                      13,665,998     11,540,114

Net property and equipment
  (Notes 1, 2 and 3)                            5,409,046      5,063,576

Other assets
  Non-compete agreements, net (Note 8)            608,248        810,604
  Intangibles (net of accumulated
     amortization of $133,333 and
     $80,000 in 1999 and 1998,
     respectively) (Note 8)                       666,668        720,000
  Net investment in sales-type
     leases (Note 5)                              121,676              -
  Other assets                                     43,859        153,439
                                              -----------    -----------
                                                1,440,451      1,684,043
                                              -----------    -----------

                                              $20,515,495    $18,287,733
                                              ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Note payable to bank (Note 2)               $         -    $ 1,850,000
  Current maturities of long-term
     debt (Note 3)                                397,502        460,654
  Accounts payable                             13,722,878      9,746,536
  Income tax payable                              131,867              -
  Affiliated companies payable (Note 6)                 -         22,000
  Other current liabilities                       175,273        120,921
                                              -----------    -----------
     Total current liabilities                 14,427,520     12,200,111

Long-term liabilities
  Long-term debt (Note 3)                       2,104,929      2,612,519
  Deferred income taxes (Note 4)                  157,800         52,000
                                              -----------    -----------
                                                2,262,729      2,664,519

Shareholders' equity
  Common stock, $.01 par value: 10,000,000
     shares authorized, 1,957,500 shares
     issued and 1,929,600 shares outstanding       19,575         19,575
  Additional paid-in capital                    1,669,963      1,589,155
  Retained earnings                             2,143,708      1,822,373
  Treasury stock, 27,900 shares at cost            (8,000)        (8,000)
                                              -----------    -----------
                                                3,825,246      3,423,103
                                              -----------    -----------

                                              $20,515,495    $18,287,733
                                              ===========    ===========

-------------------------------------------------------------------------


       See accompanying notes to consolidated financial statements.

                                                                         2.


                   INDUSTRIAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
               Years ended December 31, 1999, 1998 and 1997

---------------------------------------------------------------------------

                                       1999          1998        1997
                                       ----          ----        ----
Revenue
  Recycling                         $20,017,132  $19,167,893  $11,513,600
  Equipment sales, service
     and leasing                      2,954,375    1,930,869    1,633,756
  Management services                54,526,312   44,106,218   32,064,237
                                    -----------  -----------  -----------
     Total revenue                   77,497,819   65,204,980   45,211,593

Cost of goods sold
  Recycling                          17,607,626   18,204,999   10,141,882
  Equipment sales, service
     and leasing                      2,190,713    1,380,946      953,463
  Management services                51,291,592   41,871,945   30,235,253
                                    -----------  -----------  -----------
     Total cost of goods sold        71,089,931   61,457,890   41,330,598
                                    -----------  -----------  -----------


GROSS MARGIN                          6,407,888    3,747,090    3,880,995

Selling, general and administrative   5,580,505    4,290,368    3,666,176
                                    -----------  -----------  -----------


INCOME (LOSS) FROM OPERATIONS           827,383     (543,278)     214,819

Other income (expense)
  Interest expense                     (257,147)    (215,144)     (78,810)
  Interest income                        88,697       67,993       64,549
  Gain (loss) on sale of assets          (6,359)        (367)       4,496
  Other income (expense)                (73,614)      (5,650)      17,372
                                    -----------  -----------  -----------
                                       (248,423)    (153,168)       7,607
                                    -----------  -----------  -----------


INCOME (LOSS) BEFORE INCOME TAXES       578,960     (696,446)     222,426

Provision for income taxes (Note 4)    (257,625)     189,427      (85,290)
                                    -----------  -----------  -----------


NET INCOME (LOSS)                   $   321,335  $  (507,019) $   137,136
                                    ===========  ===========  ===========


Earnings (loss) per share           $  .17       $  (.26)     $  .07
                                    ======       =======      ======

Earnings (loss) per share,
  assuming dilution                 $  .16       $  (.26)     $  .07
                                    ======       =======      ======


-------------------------------------------------------------------------


       See accompanying notes to consolidated financial statements.

                                                                         3.



                      INDUSTRIAL SERVICES OF AMERICA, INC.
                                  AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997

--------------------------------------------------------------------------


                                  Common Stock   Additional            Treasury Stock
                                  ------------    Paid-in    Retained  --------------
                                Shares  Amount    Capital    Earnings   Shares   Cost    Total
                                ------  ------    -------    --------   ------   ----    -----
Balance as of
 January 1, 1997              1,957,500 $19,575 $1,405,000  $2,192,256  27,900  $8,000  $3,608,831

Fair value of stock
options issued for
employee stock option
plan (Note 9)                         -       -    143,750           -       -       -     143,750

Net income                            -       -          -     137,136       -       -     137,136
                              --------- ------- ----------  ----------  ------  ------  ----------

Balance as of
 December 31, 1997            1,957,500  19,575  1,548,750   2,329,392  27,900   8,000   3,889,717

Fair value of stock
options issued for
consulting services
provided to the
Company (Note 9)                      -       -     40,405           -       -       -      40,405

Net loss                              -       -          -    (507,019)      -       -    (507,019)
                              --------- ------- ----------  ----------  ------  ------  ----------

Balance as of
December 31, 1998             1,957,500  19,575  1,589,155   1,822,373  27,900   8,000   3,423,103

Fair value of stock options
issued for consulting
services provided to
the Company (Note 9)                  -       -     80,808           -       -       -      80,808

Net income                            -       -          -     321,335       -       -     321,335
                              --------- ------- ----------  ----------  ------  ------  ----------

Balance as of
December 31, 1999             1,957,500 $19,575 $1,669,963  $2,143,708  27,900  $8,000  $3,825,246
                              ========= ======= ==========  ==========  ======  ======  ==========


---------------------------------------------------------------------


      See accompanying notes to consolidated financial statements.

                                                                    4.


                   INDUSTRIAL SERVICES OF AMERICA, INC.
                               AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Years ended December 31, 1999, 1998 and 1997

---------------------------------------------------------------------------

                                             1999         1998            1997
                                             ----         ----            ----
Cash flows from operating activities
   Net  income  (loss)                  $    321,335  $  (507,019)  $  137,136
 Adjustments to reconcile net income
  (loss) to net cash from operating
  activities
   (Gain) loss on equity investment                -            -      (29,142)
   Stock options granted for
     services                                137,709      112,270       14,974
   Depreciation and amortization           1,417,199    1,173,448      730,227
   Provision for doubtful accounts           312,872      100,580       37,983
   Deferred income taxes                      68,500     (239,500)     123,900
   Loss (gain) on sale of
     property and equipment                    6,359          367       (4,496)
   Change in assets and liabilities
     Receivables                          (1,460,842)  (2,486,139)    (661,168)
     Inventories                             329,358       (3,526)  (2,078,723)
     Other current assets                    219,044     (108,815)     (27,009)
     Payables                              4,086,209    3,569,103    1,228,945
     Other current liabilities                54,352      (19,897)      58,802
                                         -----------  -----------  -----------
       Net cash from operating
         activities                        5,492,095    1,590,872     (468,571)

Cash flows from investing activities
 Proceeds from sale of property
   and equipment                             213,438            -       86,028
 Proceeds from sale of joint venture               -            -       44,826
 Purchases of equipment under
   sales-type leases                        (220,062)           -     (226,517)
 Proceeds from sales-type leases              36,792        4,884       13,807
   Purchases of property and equipment    (1,726,778)  (2,140,168)  (1,373,610)
 Other                                             -      278,815     (139,787)
                                         -----------  -----------  -----------
   Net cash from investing
      activities                          (1,696,610)  (1,856,469)  (1,595,253)

Cash flows from financing activities
 Net borrowings (payments) on note
   payable to bank                        (1,850,000)      50,000    1,200,000
 Proceeds from issuance of
   long-term debt                                  -      900,000            -
    Payments on long-term debt              (570,742)    (166,169)     (11,777)
                                         -----------  -----------  -----------
   Net cash from financing
     activities                           (2,420,742)     783,831    1,188,223
                                         -----------  -----------  -----------

Net change in cash                         1,374,743      518,234     (875,601)

Cash at beginning of year                  1,014,068      495,834    1,371,435
                                         -----------  -----------  -----------

Cash at end of year                      $ 2,388,811  $ 1,014,068  $   495,834
                                         ===========  ===========  ===========

Supplemental disclosure of cash
 flow information
   Cash paid for interest                $   257,147  $   215,144  $    78,810
   Cash paid (refunded) for taxes        $   (65,726) $    (1,614) $(1,077,773)

-------------------------------------------------------------------------


       See accompanying notes to consolidated financial statements.

                                                                         5.




              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS: Industrial Services of America, Inc. (the Company) provides products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. Management services represent contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. The Company's customers are located throughout the United States and Canada. The Company's wholly-owned subsidiary, ISA Indiana, Inc., provides services related to ferrous, non-ferrous and fiber scrap recycling.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ISA Indiana, Inc. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

COMMON CONTROL: The Company conducts significant levels of business (see Note 6) with K & R Corporation, Inc. (K&R) which is owned by the Company's principal shareholder. Because these entities are under common control, operating results or financial position of the Company may be materially different from those that would have been obtained if the entities were autonomous.

ESTIMATES: In preparing the consolidated financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates.

INVENTORIES: Inventories consist principally of waste equipment machinery and parts, and scrap materials held for resale and are stated at the lower of cost (first-in, first-out method) or market. Inventories as of December 31, 1999 and 1998 consist of the following:

                                        1999           1998
                                        ----           ----

  Equipment and parts                $   86,647     $  761,780
  Ferrous materials                   1,200,868      1,131,045
  Non-ferrous materials                 898,479        622,527
                                     ----------     ----------

                                     $2,185,994     $2,515,352
                                     ==========     ==========

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property.


-----------------------------------------------------------------

                           (Continued)

                                                               6.


              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and equipment as of December 31, 1999 and 1998 consist of the following:

                                Life          1999      1998
                                ----          ----      ----

     Equipment and vehicles    3-10 years $6,654,641 $5,025,719
     Office equipment           3-5 years    553,709    486,449
     Rental equipment             5 years  1,462,805  1,799,017
     Leasehold improvements   10-20 years    392,051    330,244
                                          ---------- ----------
                                           9,063,206  7,641,429

     Accumulated depreciation
       and amortization                    3,654,160  2,577,853
                                          ---------- ----------

                                          $5,409,046 $5,063,576
                                          ========== ==========

Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $1,161,511, $968,937 and $653,561, respectively.

INTANGIBLE ASSETS: The excess of cost over fair value of assets acquired is being amortized over a period of 15 years using the straight-line method. Non-compete agreements are being amortized using the straight-line method over the benefit period of 5 years.

INCOME TAXES: The Company records income tax expense based on the amount of taxes due on its tax returns plus deferred taxes computed based on the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance is recorded, if necessary, to reduce deferred tax assets to the amount considered more likely than not to be realized.

STATEMENT OF CASH FLOWS: The statement of cash flows has been prepared using a definition of cash that includes deposits with original maturities of three months or less.


-----------------------------------------------------------------

                           (Continued)

                                                               7.

              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

----------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER COMMON SHARE: Amounts reported as Earnings per Common Share for each of the three years ended December 31, 1999 reflect the earnings available to common shareholders for the year divided by the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding for each of the years ended December 31, 1999, 1998 and 1997 were 1,929,600.

STOCK-BASED COMPENSATION AND TRANSACTIONS: Expense for employee compensation under stock option plans is reported only if options are granted below the market price at the grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 was used for stock-based compensation.

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair value of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect the estimates. As of December 31, 1999 and 1998, the estimated fair value of financial instruments approximated book value.


NOTE 2 - NOTE PAYABLE TO BANK
At December 31, 1999 and 1998, the Company had a $2,000,000 operating line of credit collateralized by eligible accounts receivable, inventories, equipment and the personal guarantee of the principal shareholder. Interest is payable monthly on the outstanding principal balance at the bank's current prime rate. The note matures in June 2000.


-----------------------------------------------------------------

                           (Continued)

                                                                8.


              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 3 - LONG-TERM DEBT
Long term debt as of December 31, 1999 and 1998 consists of the following:

                                            1999         1998
                                            ----         ----
Note payable to a bank in monthly
installments of $20,017 including
interest at 8.58% through July 2003;
secured by virtually all company
assets and a personal guarantee of the
principal shareholder.                   $1,432,385   $1,542,449

Note payable to a bank in monthly
installments of $18,520 including
interest at 8.5% through August 2003;
secured by virtually all company
assets and a personal guarantee of the
principal shareholder.                      689,750      850,542

Note payable to R.J. Fitzpatrick for
covenant not to compete payable in
monthly installments of $10,500
including interest at 8.5% through
June 2003; secured by virtually all
company assets.                             380,296      469,795

Note payable to a related party
payable in monthly installments of
$5,000; secured by virtually all
company assets.  This note was
satisfied in full during 1999.
(Note 6)                                          -      210,000

Note payable; interest rate of 8.75%,
due in monthly installments of
principal and interest totaling $387
with a maturity date of January 1999;
secured by vehicle.                               -          387
                                         ----------   ----------
                                          2,502,431    3,073,173
Current maturities                          397,502      460,654
                                         ----------   ----------

                                         $2,104,929   $2,612,519
                                         ==========   ==========


The long-term debt requires annual principal payments as follows:

           2000                          $    397,502
           2001                               433,213
           2002                               472,132
           2003                             1,199,584


-----------------------------------------------------------------

                           (Continued)

                                                               9.



              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 4 - INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 1999, 1998 and 1997:

                                 1999        1998         1997
                                 ----        ----         ----
  Federal
     Current                  $212,485     $  21,213    $(32,800)
     Deferred                   29,300      (219,280)    105,300
                              --------    ----------   ---------
                               241,785      (198,067)     72,500

  State
     Current                    (23,360)     28,860       (5,810)
     Deferred                    39,200     (20,220)      18,600
                              ---------   ---------    ---------
                                 15,840       8,640       12,790
                              ---------   ---------    ---------

                               $257,625   $(189,427)   $  85,290
                              =========   =========    =========

A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows:

                                    1999      1998      1997
                                    ----      ----      ----

Federal income tax (benefit)
  at statutory rate              $196,846  $(236,792)  $75,600
State and local income taxes, net
  of federal income tax affect     34,738      5,700     8,400
Valuation allowance                (7,900)     7,900         -
Other differences, net             33,941     33,765     1,290
                                 --------  ---------   -------

                                 $257,625  $(189,427)  $85,290
                                 ========  =========   =======


-----------------------------------------------------------------

                           (Continued)

                                                              10.


              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 4 - INCOME TAXES (Continued)
Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                             1999        1998
                                             ----        ----
  Deferred tax liabilities
     Tax depreciation in excess of book   $ 465,300    $411,800
  Deferred tax assets
     Allowance for doubtful accounts         79,300      48,400
     Book amortization in excess of tax      56,000      56,000
     Stock options                           93,800      53,200
     Net operating loss                           -     226,100
     Alternative minimum tax credits        129,300           -
     Inventory capitalization                10,000      11,500
     State income taxes                      28,400      24,500
                                          ---------    ---------
                                            396,800     419,700
     Valuation allowance                          -     (7,900)
                                          ---------    ---------
                                            396,800     411,800
                                          ---------    ---------

       Net deferred tax liabilities       $  68,500    $      -
                                          =========    =========

The Company's tax operating loss carryforward from 1998 of approximately $648,000 was utilized in full during 1999.


NOTE 5 - SALES-TYPE LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees.

Future lease payments receivable under sales-type leases at December 31, 1999 are as follows:

     2000                                           $ 96,864
     2001                                             74,835
     2002                                             74,835
     2003                                             57,690
     2004                                             15,600
                                                    --------

       Net minimum lease payments receivable         319,824

     Less unearned income                            101,284
                                                    --------

       Net investment in sales-type leases           218,540

     Less current portion                             96,864
                                                    --------

                                                    $121,676
                                                    ========


-----------------------------------------------------------------

                           (Continued)

                                                              11.


              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company's principal shareholder and an affiliated company wholly-owned by the Company's principal shareholder
(K&R).  A summary of these transactions is as follows:

                                 1999        1998       1997
                                 ----        ----       ----

  Accounts receivable          $ 11,028    $ 26,259    $ 34,667
                               ========    ========    ========

  Accounts payable             $      -    $ 22,000    $ 23,000
                               ========    ========    ========

  Notes payable (Note 3)       $      -    $210,000    $      -
                               ========    ========    ========

  Rent expense                 $450,000    $450,000    $261,000
                               ========    ========    ========

  Commission expense           $      -    $      -    $114,000
                               ========    ========    ========

  Consulting fees              $380,880    $240,000    $ 15,473
                               ========    ========    ========

  Legal expenses               $      -    $      -    $  9,100
                               ========    ========    ========

  Equipment acquisition        $      -    $250,000    $      -
                               ========    ========    ========

The Company's Chairman is compensated through consulting fees shown above, under a consulting agreement with K&R.

Under an agreement which was cancelled July 1, 1997, the Company managed all aspects of K&R's scrap recycling operations. The agreement provided that the Company pay a commission equal to 20% of the profits from K&R's scrap recycling operations. The Company included all revenue from the scrap recycling operations and the related commission fee in the consolidated statements of operations. The Company incurred commission expenses to K&R totaling $114,000 for the year ended December 31, 1997.

In January 1998, the Company entered into an agreement with K&R for consulting services related to the scrap metal and paper recycling operations and related equipment sales and services. The agreement is for a 10 year period and requires payments of $240,000 annually. During 1999, the Company advanced K&R approximately $140,000 which has been recorded by the Company as additional consulting fees.

In September 1998, the Company purchased equipment from K&R for $250,000. The purchase was financed with a note payable to K&R
(Note 3).


-----------------------------------------------------------------

                           (Continued)

                                                              12.

              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 7 - EMPLOYEE RETIREMENT PLAN
The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute a maximum of 15% of their annual salary. Under the plan, the Company matches 10% of each employee's voluntary contributions. The Company's contributions to the plan for 1999, 1998 and 1997 were $6,296, $11,126 and $11,448, respectively.


NOTE 8 - ACQUISITIONS
On July 1, 1997, the Company entered an agreement with the principles of TMG Enterprises (TMG) d/b/a The Metal Center to purchase the business operations of TMG for $1,100,000. The purchase price of $1,100,000 exceeded the fair value of the net assets acquired by $800,000. The excess is being amortized on the straight-line method over 15 years. The amount charged to expense in 1999, 1998, and 1997 was $53,332, $53,332, and
$26,667, respectively. Non-compete agreements of $500,000 represent the portion of the purchase price allocated to the arrangement whereby TMG's principals agreed not to compete with the Company for a period of five years. The cost is being amortized on the straight-line method over the term of the arrangement. The amount charged to expense in 1999, 1998 and 1997 was $100,000, $100,000, and $50,000, respectively. The results of operations include the acquired operations from the date of acquisition. The pro forma disclosures required by APB No. 16 are not material.

On June 1, 1998, the Company entered an agreement with R.J. Fitzpatrick's Smelters (RJF) to purchase the business operations of RJF for $900,000, which approximated fair market value. Non-compete agreements of $511,782 represent the portion of the purchase price allocated to the agreement whereby the principal of RJF agreed not to compete with the Company for a period of five years. The cost is being amortized on the straight-line method over the term of the arrangement. The amount charged to expense in 1999 and 1998 was $102,356 and $51,178, respectively. The results of operations are included in the statement of operations from the date of acquisition. The pro forma disclosures required by APB No. 16 are not material.


-----------------------------------------------------------------

                           (Continued)

                                                              13.

              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 9 - STOCK OPTION PLANS

During the years ended December 31, 1999, 1998 and 1997, the Company entered into various consulting agreements for certain strategic and advisory services. In conjunction with these agreements, the Company granted stock options to the consultants. For 1999 and 1998, the estimated fair value of these stock options at the date of grant was based on the Black-Scholes option pricing method with the following weighted average assumptions: risk free interest rate of 4.0%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .60, and a weighted average expected life of the options of 4 years. Because exercise prices of the stock options issued in 1999, 1998 and 1997 were below the market price of the Company's common stock at the dates of grant, consulting costs of $80,808, $40,405 and $16,875 were recorded for the years ended December 31, 1999, 1998 and 1997, respectively. Because the stock options issued in 1999, 1998 and 1997 in conjunction with these consulting agreements were valued at fair value as would have been determined in accordance with SFAS No. 123, no pro forma disclosures related to net income and earnings per share for these options are necessary.

During the years ended December 31, 1999 and 1997 the Company extended options to purchase shares of the Company's common stock to several of the Company's Officers and Outside Directors. The Company applies APB Opinion 25 in accounting for its employees stock option agreements. Compensation costs are not recognized unless the exercise price of the options is in excess of the market value on the date of grant. As a result, compensation cost charged to operations in 1999, 1998, and 1997 totaled $56,901, $71,875, and $14,974, respectively.

During 1997, the Company adopted an employee stock option plan under which the Company may grant options for up to 400,000 shares of common stock, 300,000 which are reserved by the board of directors. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term of the option is five years.

During 1997, the Company issued options to purchase 100,000 shares of common stock to its acting Chief Executive Officer.
The exercise price was $5 per share and was exercisable through October 1999. Because the exercise price of these options was in excess of the market value of the Company's common stock on the date of grant, there was no compensation costs recorded in 1998 or 1997 related to these options. During 1999, the Chief Executive Officer forfeited the right to exercise these options

The Company also issued options to purchase 25,000 shares of common stock to its president as a component of an employment agreement beginning in October 1997. The exercise price of each option is $1 per share and exercisable over a five year period. Compensation cost charged to operations in 1999, 1998 and 1997 related to this option was $56,901, $71,875 and $14,974, respectively.



-----------------------------------------------------------------

                           (Continued)

                                                              14.


              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 9 - STOCK OPTION PLANS (Continued)

Had compensation costs been recorded on the employee stock options on the basis of fair market value pursuant to FASB
Statement No. 123, net income and earnings per share would have been reduced as follows:

                                   1999        1998      1997
                                   ----        ----      ----
  NET INCOME

     As reported                 $321,335  $(507,019)  $ 137,136
                                 ========  =========   =========

     Pro forma                   $261,222  $(551,944)  $(145,684)
                                 ========  =========   =========

  BASIC EARNINGS PER SHARE

     As reported                 $    .17  $    (.26)  $     .07
                                 ========  =========   =========

     Pro forma                   $    .14  $    (.29)  $    (.08)
                                 ========  =========   =========

  DILUTED EARNINGS PER SHARE

     As reported                 $    .16  $    (.26)  $     .07
                                 ========  =========   =========

     Pro forma                   $    .13  $    (.28)  $    (.07)
                                 ========  =========   =========


The above pro forma information is based on an estimated fair value of these stock options as of the date of grant using a Black-Scholes option pricing method with the following weighted average assumptions for 1999 and 1998: risk free interest rate ranging from 6.0% to 4.0%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock ranging from .48 to .60, and a weighted average expected life of the options ranging from 3 to 4 years.


-----------------------------------------------------------------

                           (Continued)

                                                              15.

              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 9 - STOCK OPTION PLANS (Continued)

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended
December 31, 1999, 1998 and 1997:

                                                                                   Weighted
                                              Weighted                 Maximum     Average
                                              Average      Option      Term of    Grant Date
                                Number of   Option Price Price Per     Options    Fair Value
                                  Shares     Per Share     Share       Granted    of Options
                                  ------     ---------     -----       -------    ----------

BALANCE AS OF JANUARY 1, 1997      70,000      $5.00       $5.00       2 to 10       $2.93
                                                                       years

     Granted                      225,000      $3.44       $1.00       2 to 5        $5.19
                                                           to $5.00    years

     Expired                      (50,000)     $5.00       $5.00       2 years           -
                                 --------


BALANCE AS OF DECEMBER 31, 1997   245,000      $3.57       $1.00       2 to 10       $5.19
                                                           to $5.00    years

     Granted                      185,000      $6.38       $6.00       2 to5         $2.19
                                 --------
                                                           to $8.00    years


BALANCE AS OF DECEMBER 31, 1998   430,000      $4.78       $1.00       2 to 10       $3.90
                                                           to $8.00    years

     Granted                       55,000      $2.43       $2.25       10 years      $2.25
                                                           to $2.50

     Expired                     (120,000)     $5.00       $5.00       5 to 10           -
                                 --------
                                                                       years


BALANCE AS OF DECEMBER 31, 1999   365,000      $4.35       $1.00       2 to 10       $5.41
                                 ========
                                                           to $8.00    years

As of December 31, 1999, the 365,000 options outstanding have exercise prices between $1 to $8 and a weighted-average remaining contractual life of 4.2 years.



-----------------------------------------------------------------

                           (Continued)

                                                              16.

              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 10 - LEASE COMMITMENTS

The Company leases its Louisville, Kentucky facility from a related party (see Note 6) under an operating lease expiring
December 2007. This agreement provides for monthly payments of $37,500 through December 2007.

The Company leases real estate in Seymour, Indiana under an operating lease expiring June 2008. This agreement provides for monthly payments of $13,000.

Future minimum lease payments receivable for operating leases as of December 31, 1999 are as follows:

            2000                           $  578,869
            2001                              577,973
            2002                              573,492
            2003                              558,000
            2004                              558,000
                                           ----------

               Net minimum lease payments  $2,846,334
                                           ==========

Total rent expense for the years ending December 31, 1999, 1998 and 1997 was $700,598, $605,021 and $381,884, respectively.


NOTE 11 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

The following noncash investing and financing activities occurred during the years ended December 31, 1999, 1998 and 1997.

                                    1999       1998       1997
                                    ----       ----       ----

  Fair value of stock options
    issued for employee and
    non-employee services          $     -   $      -  $  128,776

  Acquisition of equipment from
    K&R by issuing note payable          -    250,000           -

  Acquisition of TMG Enterprises
    by issuing note payable              -          -   1,600,000

  Acquisition of RJ Fitzpatrick
    Smelters by issuing
    note payable                         -    511,782           -


-----------------------------------------------------------------

                           (Continued)

                                                              17.

              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 12 - PER SHARE DATA

The following illustrates the computation for earnings per share and earning per share assuming dilution.

                                                     1999           1998            1997
                                                     ----           ----            ----
Earnings per share
  Net income (loss)                               $  321,335     $ (507,019)    $  137,136
  Weighted average shares outstanding              1,929,600      1,929,600      1,929,600
                                                  ----------     ----------     ----------

     Basic earnings per share                     $      .17     $     (.26)    $      .07
                                                  ==========     ==========     ==========

Earnings per share assuming dilution
  Net income (loss)                               $  321,335     $ (507,019)    $  137,136
  Weighted average shares outstanding              1,929,600      1,929,600      1,929,600
  Add dilutive effect of assumed exercising
    of stock options                                  28,697         31,717         28,595
                                                  ----------     ----------     ----------
     Diluted average shares outstanding            1,958,297      1,961,317      1,958,195
                                                  ----------     ----------     ----------

     Earnings per share assuming dilution         $      .16     $     (.26)    $      .07
                                                  ==========     ==========     ==========


-----------------------------------------------------------------

                           (Continued)
                                                              18.


              INDUSTRIAL SERVICES OF AMERICA, INC.
                          AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION

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

The Company's three reportable segments are determined by the products and services that each offers. The recycling segment generates its revenues based on buying and selling of ferrous, non-ferrous and fiber scrap; CWS's revenues consist of management fees charged to customers at a percentage of the total service provided; and WESSCO sales and lease income comprise the primary source of revenue for this segment.

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates segment performance based on profit or loss before income taxes and the evaluation process for each segment includes only direct expenses omitting any selling, general and administrative costs.

Revenue from two CWS customers in 1999, 1998 and 1997 represents approximately 64%, 65% and 80% of CWS revenues, respectively. At
December 31, 1999 and 1998, amounts due from these customers included in CWS accounts receivable were $3,999,495 and $2,337,266, respectively.

                                                             Waste
                                            Computerized   Equipment
                                               Waste        Sales &                  Segment
1999                         ISA Recycling    Systems       Services     Other       Totals
----                         -------------    -------       --------     -----       ------

Recycling revenues           $20,017,132    $         -     $        -  $      -   $20,017,132
Equipment sales, services
   and leasing revenues                -              -      2,954,375         -     2,954,375
Management fees                        -     54,526,312              -         -    54,526,312
Cost of goods sold           (17,607,626)   (51,291,592)    (2,190,713)        -   (71,089,931)
                             -----------    -----------     ----------  --------   -----------

Segment profit               $ 2,409,506    $ 3,234,720     $  763,662  $      -   $ 6,407,888
                             ===========    ===========     ==========  ========   ===========


-----------------------------------------------------------------

                        (Continued)

                                                              19.

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                                  AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION (Continued)

                                                          Waste
                                          Computerized  Equipment
                                             Waste       Sales &                    Segment
1999                        ISA Recycling   Systems      Services     Other          Totals
----                        -------------   -------      --------     -----          ------

Cash                        $    242,511  $    329,277  $         - $1,817,023   $  2,388,811
Accounts receivable            4,017,325     4,641,590            -    102,787      8,761,702
Inventory                      2,099,347             -       86,647          -      2,185,994
Net property and
  equipment                    4,929,310        16,667      463,069          -      5,409,046
Non-compete
  agreements, net                608,248             -            -          -        608,248
Intangibles                      666,668             -            -          -        666,668
Other assets                       4,584        39,275            -    758,667        802,526
                            ------------  ------------  ----------- ----------   ------------

Segment assets              $ 12,567,993  $  5,026,809  $   549,716 $2,678,477   $ 20,822,995
                            ============  ============  =========== ==========   ============

1998
----
Recycling revenues          $ 19,167,893  $          -  $         - $        -   $ 19,167,893
Equipment sales, services
  and leasing revenues                 -             -    1,930,869          -      1,930,869
Management fees                        -    44,106,218            -          -     44,106,218
Cost of goods sold           (18,204,999)  (41,871,945)  (1,380,946)         -    (61,457,890)
                            ------------  ------------  ----------- ----------   ------------

Segment profit              $    962,894  $  2,234,273  $   549,923 $        -   $  3,747,090
                            ============  ============  =========== ==========   ============

Cash                        $     91,381  $     14,320  $         - $  908,367   $  1,014,068
Accounts receivable            3,574,150     3,849,081            -     51,242      7,474,473
Inventory                      1,753,572             -      761,780          -      2,515,352
Net property and
  equipment                    4,123,053        66,667      873,856          -      5,053,576
Non-compete
  agreements, net                810,604             -            -          -        810,604
Intangibles                      720,000             -            -          -        720,000
Income tax refund
  receivable                           -             -            -    113,000        113,000
Other assets                      36,325       114,227            -    785,908      1,049,460
                            ------------  ------------  ----------- ----------   ------------

Segment assets              $ 11,109,085  $  4,044,295  $ 1,635,636 $1,858,517   $ 18,647,533
                            ============  ============  =========== ==========   ============



-----------------------------------------------------------------

                           (Continued)

                                                              20.

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                                  AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997

-----------------------------------------------------------------

NOTE 13 - SEGMENT INFORMATION (Continued)

                                                          Waste
                                            ComputerizedEquipment
                                               Waste     Sales &               Segment
1997                        ISA Recycling    Systems    Services    Other       Totals
----                        -------------    -------    --------    -----       ------

Recycling revenues          $ 11,513,600  $          -  $        -  $     -    $ 11,513,600
Equipment sales, services-
 and leasing revenues                  -             -   1,633,756        -       1,633,756
Management fees                        -    32,064,237           -        -      32,064,237
Cost of goods sold           (10,141,882)  (30,235,253)   (953,463)       -     (41,330,598)
                            ------------  ------------  ----------  -------    ------------

Segment profit              $  1,371,718  $  1,828,984  $  680,293  $     -    $  3,880,995
                            ============  ============  ==========  =======    ============


-----------------------------------------------------------------

                                   (Continued)

                                                              21.

                      INDUSTRIAL SERVICES OF AMERICA, INC.
                                  AND SUBSIDIARY
                        VALUATION AND QUALIFYING ACCOUNTS
                     Years ended December 31, 1999 and 1998

-----------------------------------------------------------------

                                  Balance at Charged to Charged to              Balance
                                  Beginning  Costs and    Other                  at End
                                   of Year    Expenses   Accounts   Deductions  of Year
                                    ------    --------   --------   ----------  -------
Description
-----------

Allowance for doubtful
  accounts 1999 (deducted
  from accounts receivable)        $116,000   $312,872   $27,327    $(266,199)  $190,000
                                   ========   ========   =======    =========   ========

Allowance for doubtful
  accounts 1998 (deducted
  from accounts receivable)        $ 16,000   $100,000   $     -    $       -   $116,000
                                   ========   ========   =======    =========   ========



-----------------------------------------------------------------

                                   (Continued)

                                                              22.

                    SUPPLEMENTARY INFORMATION