Form 10-Q
period 2000-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2000-05-12
CIK 4187

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000
                               OR
 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period From          to
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

                         (502) 368-1661
      (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. YES    X       NO
             ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000: 1,929,600.

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

                              INDEX

                                                  Page No.

Part I  Financial Information

        Report of Independent Accountants                       3

        Condensed Consolidated Balance Sheet
           March 31, 2000 and December 31, 1999                 4

        Condensed Consolidated Statement of
           Operations Three months ended
           March 31, 2000 and 1999                              6

        Condensed Consolidated Statement of
           Cash Flows Three months ended
           March 31, 2000 and 1999                              7

        Notes to Condensed Consolidated
           Financial Statements                                 8

        Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                                       10

Part II Other Information

        Item 5                                                 12

                REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiary
Louisville, Kentucky


We have reviewed the condensed consolidated balance sheet of Industrial Services of America, Inc. as of March 31, 2000, and the related condensed consolidated statements of income and cash flows for the quarter ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the AICPA. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.





                                   Crowe, Chizek and Company LLP

Indianapolis, Indiana
April 27, 2000

                      PART I - FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                  ASSETS

                                            March 31,      December 31,
                                            ---------      ------------
                                              2000            1999
                                              ----            ----

CURRENT ASSETS
  Cash and cash equivalents                $ 1,398,332     $ 2,388,811
  Accounts receivable - trade (after
   allowance for doubtful accounts of
   $212,650 in 2000 and $190,000 in 1999)    8,451,664       8,750,674
  Accounts receivable - related parties              -          11,028
  Net investment in sales-type leases           90,962          96,864
  Inventories                                2,580,878       2,185,994
  Deferred income taxes                        155,800          89,300
  Other                                        184,252         143,327
                                           -----------     -----------

     Total current assets                   12,861,888      13,665,998

Net property and equipment                   5,197,073       5,409,046

Other Assets
  Non-compete agreements, net                  557,657         608,248
  Intangibles (net of accumulated
   amortization of $146,664 and
   $133,333 in 2000 and 1999, respectively)    653,336         666,668
  Net investment in sales-type leases          114,230         121,676
  Other Assets                                  61,053          43,859
                                           -----------     -----------
                                             1,386,276       1,440,451


                                           $19,445,237     $20,515,495
                                           ===========     ===========

See accompanying notes to consolidated financial statements.

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 CONTINUED
                                (UNAUDITED)

                   LIABILITIES AND STOCKHOLDERS' EQUITY

                                             March 31,      December 31,
                                             ---------      ------------
                                                2000            1999
                                                ----            ----

CURRENT LIABILITIES
  Current maturities of long-term debt         391,156         397,502
  Accounts payable                          12,471,341      13,722,878
  Income tax payable                            98,868         131,867
  Other current liabilities                    319,495         175,273
                                           -----------     -----------
     Total current liabilities              13,280,860      14,427,520

Long-term liabilities
  Long-term debt                             2,017,457       2,104,929
  Deferred income taxes                        164,200         157,800
                                           -----------     -----------
                                             2,181,657       2,262,729

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
  10,000,000 shares authorized
  1,957,500 shares issued as of
  March 31, 2000                                19,575          19,575

  Additional paid-in capital                 1,690,166       1,669,963
  Retained earnings                          2,280,979       2,143,708
  Treasury stock, at cost, 27,900 shares        (8,000)         (8,000)
                                           -----------     -----------

     Total stockholders' equity              3,982,720       3,825,246
                                           -----------     -----------

                                           $19,445,237     $20,515,495
                                           ===========     ===========

See accompanying notes to consolidated financial statements.

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (UNAUDITED)


                                                 2000            1999
                                                 ----            ----

REVENUE
  Recycling                                 $ 6,383,069    $ 4,315,662
  Equipment sales, service and leasing          614,805        529,855
  Management services                        12,829,899     12,221,215
                                            -----------    -----------
     Total revenue                           19,827,773     17,066,732

Cost of goods sold
  Recycling                                   5,638,378      3,637,684
  Equipment sales, service and leasing          435,117        358,195
  Management services                        12,125,154     11,426,181
                                            -----------    -----------
     Total cost of sales                     18,198,649     15,422,060
                                            -----------    -----------

GROSS MARGIN                                  1,629,124      1,644,672

Selling, general and administrative           1,417,353      1,344,468
                                            -----------    -----------

INCOME FROM OPERATIONS                          211,771        300,204

Other expenses                                  (17,599)       (58,985)
                                            -----------    -----------

Income before income taxes                      194,172        241,219

Provision for income taxes                       56,901        106,300
                                            -----------    -----------

NET INCOME                                  $   137,271    $   134,919
                                            ===========    ===========

Earnings per share                                $0.07          $0.07
                                                  =====          =====

Earnings per share, assuming dilution             $0.07          $0.07
                                                  =====          =====

See accompanying notes to consolidated financial statements.

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                (UNAUDITED)


                                                2000          1999
                                                ----          ----

OPERATING ACTIVITIES
  Net Income                                $   137,271    $   134,919
  Adjustments to reconcile net income to
   net cash from operating activities:
      Provision for Doubtful Accounts            60,000         30,000
      Deferred Income Tax                       (60,100)       106,300
      Depreciation and amortization             371,171        339,709
      Stock Options Granted for Services         20,203         20,202
      Change in assets and liabilities
        Receivables                             250,038       (467,256)
        Inventories                            (394,884)       123,729
        Other assets                            (58,119)        36,017
        Accounts payable                     (1,284,536)       456,377
        Other current liabilities               144,222         84,201
                                            -----------    -----------
          Net cash from operating activities   (814,734)       864,198

INVESTING ACTIVITIES
  Proceeds from sales-type leases                13,348              -
  Payments/deposits for property and
    equipment                                   (95,275)      (188,908)
                                            -----------    -----------
     Net cash from investing activities         (81,927)      (188,908)

FINANCING ACTIVITIES
  Payments on note payable to bank                    -     (1,100,000)
  Payments on long-term debt                    (93,818)      (108,556)
                                            -----------    -----------
     Net cash from financing activities         (93,818)    (1,208,556)

Net decrease in cash                           (990,479)      (533,266)

Cash beginning of period                      2,388,811      1,014,068
                                            -----------    -----------


CASH AT END OF PERIOD                       $ 1,398,332    $   480,802
                                            ===========    ===========

See accompanying notes to consolidated financial statements.

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and reviewed by our independent accounting firm. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments that are, in the opinion of management, necessary to present fairly the Registrant's financial position as of March 31, 2000 and the results of its operations and changes in cash flows for the periods ended March 31, 2000 and 1999. Results of operations for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 1999 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 on file with the Securities and Exchange Commission.

2.   SEGMENT INFORMATION

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

                                                     WASTE
                                     COMPUTERIZED  EQUIPMENT
                             ISA        WASTE       SALES &    SEGMENT
   MARCH 31, 2000         RECYCLING    SYSTEMS      SERVICES    TOTALS
   --------------         ---------    -------      --------    ------
Recycling revenues      $ 6,383,069  $         -  $      -   $ 6,383,069
Equipment sales, service
  and leasing revenues            -                614,805       614,805
Management fees                   -   12,829,899         -    12,829,899
Cost of goods sold       (5,638,378) (12,125,154) (435,117)  (18,198,649)
                        -----------  -----------  --------   -----------

SEGMENT PROFIT          $   744,691  $   704,745  $179,688   $ 1,629,124
                        ===========  ===========  ========   ===========

                                                     WASTE
                                     COMPUTERIZED  EQUIPMENT
                             ISA        WASTE       SALES &    SEGMENT
   MARCH 31, 2000         RECYCLING    SYSTEMS      SERVICES    TOTALS
   --------------         ---------    -------      --------    ------
Recycling revenues      $ 4,315,662  $         -  $      -   $ 4,315,662
Equipment sales, service
  and leasing revenues            -                529,855       529,855
Management fees                   -   12,221,215         -    12,221,215
Cost of goods sold       (3,637,684) (11,426,181) (358,195)  (15,422,060)
                        -----------  -----------  --------   -----------

SEGMENT PROFIT          $   677,978  $   795,034  $171,660   $ 1,644,672
                        ===========  ===========  ========   ===========

3.   INVENTORIES

Inventories consist of the following:

                                    March 31,       December 31,
                                       2000             1999
                                       ----             ----

          Equipment and parts      $   66,724      $   86,647
          Ferrous materials         1,324,660       1,200,868
          Non-ferrous materials     1,189,494         898,479
                                   ----------      ----------

             Total inventories     $2,580,878      $2,185,994
                                   ==========      ==========

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2000 the Registrant held cash and cash equivalents of $1,398,332.

     The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 64.7% and 71.6% of the Registrant's total revenues for the quarters ended March 31, 2000 and 1999, respectively.

     The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $2,000,000. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2000. At March 31, 2000 there was nothing drawn against this line of credit.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

                                    Quarter ended March 31,
                                    -----------------------
                                       2000           1999
                                       ----           ----
Statements of Operations Data:
Total Revenue .....................   100.0%         100.0%
Cost of goods sold ................    91.8%          90.4%
Selling, general and
  administrative expenses .........     7.1%           7.9%
Income from operations ............     1.1%           1.7%

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH  31,
1999

     Total revenue increased 16.2% from $17,066,732 in 1999 to $19,827,773 in 2000. CWS sales increased 5.0% from $12,221,215 in 1999 to $12,829,899 in 2000. Commodity prices have rebounded since the first quarter of 1999 and ferrous shipments and non-ferrous shipments have increased 6.4% and 21.7% respectively, causing an increase in recycling revenues of 47.9% from $4,315,662 in 1999 to $6,383,069 in 2000. Revenue in the
equipment sales and leasing segment increased $84,950 or 16% from first quarter this year compared to the first quarter last year.

     The 2000 total cost of sales was $18,198,649 increasing $2,776,589 or 18.0% compared to 1999. The cost of goods sold in management services increased 6.1% which reflects the revenue increase of 5.0% combined with fixed fee contracts with major chain stores where costs incurred increased at a faster rate than revenue. Cost of sales in the equipment sales and leasing segment increased 21.5% as the mix of equipment sales versus rentals increased over last year.

     The gross margin was $1,629,124 representing a decrease of $15,548 or a 0.9% decrease from 1999. The gross margin was 8.2% of revenue, which was 1.4% lower than 1999. The gross margin in management services was 5.5% in the first quarter of 2000 versus 6.5% in 1999. Gross profit in the recycling segment was 11.7% in the first quarter of 2000 versus 15.7% in the first quarter of 1999. In this segment the three main products that are recycled include ferrous, non-ferrous and fiber. Gross margins fluctuate depending upon the revenue mix. Revenues increased in the ferrous and non-ferrous markets 37.1% and 46.7% respectively from the first quarter of 1999 to the first quarter of 2000. The gross margin of ferrous items is higher than non-ferrous items causing total gross margin as a percentage to decrease, as the lower gross margin products comprised more of the revenue growth.

     Selling, general and administrative expenses increased 5.4% from $1,344,468 in 1999 to $1,417,353 in 2000, and as a percentage to sales, decreased from 7.8% to 7.1%. Expenses remain well controlled as a percentage of revenue; however certain costs have increased such as insurance premiums based upon revenue, especially Director and Officer, medical and liability insurance. Audit and legal costs also increased from the first quarter of 1999 to the first quarter of 2000.

FINANCIAL CONDITION AT MARCH 31, 2000 COMPARED TO DECEMBER 31,
1999

     Accounts receivable-trade before allowances for bad debt decreased 3.1% or $276,360 during the first quarter of 2000. This decrease was primarily due to Registrant's focus on collections of past due receivables and current outstanding accounts.

     Accounts payable-trade decreased $1,251,537 or 9.1% as a result of the Registrant's efforts to turn vendor invoices at a faster rate.

     From December 31, 1999 to March 31, 2000, the Registrant's working capital increased by $342,550 to a deficit of $418,972 from the deficit of $761,522. The primary reason for the increase is due to the decrease in accounts payable which more than offset the decrease in accounts receivable. The Registrant's management will be focused on working capital during the remainder of the fiscal year. Surplus inventories will be shipped to take advantage of the stable commodity prices. The Registrant intends to examine its purchases carefully to ensure a program of inventory reduction by year-end. The Registrant continues to improve upon all expense controls to provide the highest possible levels of operational efficiencies and customer service.

                   PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS
          None

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS
          None

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS
          None

ITEM 5.        OTHER INFORMATION
          None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K
          (A)  Exhibits

            Exhibit 27          Financial Data Schedule

          (b)  Reports on Form 8-K
            The Registrant filed a report on Form 8-K on February 4, 2000 relating to the appointment of Harry Kletter as Chief Visionary Officer of the Registrant. The Registrant reported this information under Item 5. Other Events under the Form 8-K.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                         INDUSTRIAL SERVICES OF AMERICA, INC.



DATE:  May 12, 2000          /s/  Harry Kletter
                         --------------------------------------
                         Chairman and Chief Executive Officer
                         (Principal Executive and Financial
                           Officer)