Form 10-Q
period 2000-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2000-08-11
CIK 4187

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2000
                               OR
 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period From          to
                                          --------    ----------


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000: 1,929,600.


       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

                              INDEX

                                                  Page No.

Part I  Financial Information

        Report of Independent Accountants               3

        Condensed Consolidated Balance Sheet
           March 31, 2000 and December 31, 1999         4

        Condensed Consolidated Statement of
           Operations Three months ended
           June 30, 2000 and 1999                       6

        Condensed Consolidated Statement of
           Operations Six months ended
           June 30, 2000 and 1999                       7

        Condensed Consolidated Statement of
           Cash Flows Six months ended
           June 30, 2000 and 1999                       8

        Notes to Condensed Consolidated
           Financial Statements                         9

        Management's Discussion and Analysis
           of Financial Condition and Results
           of Operations                               11

Part II Other Information

        Item 4                                         15

        Item 5                                         16

        Item 6                                         16


                REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiary
Louisville, Kentucky


We have reviewed the condensed consolidated balance sheet of Industrial Services of America, Inc. as of June 30, 2000 and the related condensed consolidated statements of income and cash flows for the three month and six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Indianapolis, Indiana
July 26, 2000


                      PART I - FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                  ASSETS
                                  ------

                                                 June 30,    December 31,
                                                 --------    ------------
                                                   2000          1999
                                                   ----          ----

CURRENT ASSETS
  Cash and cash equivalents                   $ 1,826,990   $ 2,388,811
  Accounts receivable - trade (after
   allowance for doubtful accounts of
   $266,980 in 2000 and $190,000 in 1999)       8,979,267     8,750,674
  Accounts receivable - related parties                          11,028
  Net investment in sales type leases              90,321        96,864
  Inventories                                   2,295,087     2,185,994
  Deferred income taxes                           136,700        89,300
  Other                                           217,232       143,327
                                              -----------   -----------

     Total current assets                      13,545,597    13,665,998

Net property and equipment                      5,228,696     5,409,046

Other Assets
  Non-compete agreements, net                     507,066       608,248
  Intangibles (net of accumulated
   amortization of $159,997 and
   $133,333 in 2000 and 1999, respectively)       640,002       666,668
  Net investment in sales-type leases             388,996       121,676
  Other Assets                                     30,284        43,859
                                              -----------   -----------
                                                1,566,348     1,440,451
                                              -----------   -----------

                                              $20,340,641   $20,515,495
                                              ===========   ===========

See accompanying notes to consolidated financial statements.


            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 CONTINUED
                                (UNAUDITED)

                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                               June 30,      December 31,
                                               --------      ------------
                                                 2000            1999
                                                 ----            ----

CURRENT LIABILITIES
  Current maturities of long-term debt           403,596        397,502
  Accounts payable                            13,411,980     13,722,878
  Income tax payable                             132,991        131,867
  Other current liabilities                      137,608        175,273
                                             -----------    -----------
     Total current liabilities                14,086,175     14,427,520

Long-term liabilities
  Long-term debt                               1,909,982      2,104,929
  Deferred income taxes                           37,900        157,800
                                             -----------    -----------
                                               1,947,882      2,262,729

STOCKHOLDERS' EQUITY
  Common stock, $.01 par value,
   10,000,000 shares authorized
   1,957,500 shares issued and 1,929,600
   shares outstanding                             19,575         19,575
  Additional paid-in capital                   1,851,247      1,669,963
  Retained earnings                            2,443,762      2,143,708
  Treasury stock, at cost, 27,900 shares          (8,000)        (8,000)
                                             -----------    -----------

     Total stockholders' equity                4,306,584      3,825,246
                                             -----------    -----------

                                             $20,340,641    $20,515,495
                                             ===========    ===========

See accompanying notes to consolidated financial statements.


            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                (UNAUDITED)


                                                 2000            1999
                                                 ----            ----

REVENUE
  Recycling                                   $ 6,485,229    $ 4,689,890
  Equipment sales, service and leasing            613,859        690,267
  Management services                          16,860,126     14,068,950
                                              -----------    -----------
     Total revenue                             23,959,214     19,449,107

Cost of goods sold
  Recycling                                     6,281,222      4,101,479
  Equipment sales, service and leasing            347,182        473,397
  Management services                          15,669,074     13,397,830
                                              -----------    -----------
     Total cost of sales                       22,297,478     17,972,706
                                              -----------    -----------

GROSS MARGIN                                    1,661,736      1,476,401

Selling, general and administrative             1,438,391      1,279,002
                                              -----------    -----------

INCOME FROM OPERATIONS                            223,345        197,399

Other income (expense)                              6,961        (77,218)
                                              -----------    -----------

Income before income taxes                        230,306        120,181

Provision for income taxes                         67,523         34,600
                                              -----------    -----------

NET INCOME                                    $   162,783    $    85,581
                                              ===========    ===========

Earnings per share                                 $0.08          $0.04
                                                   =====          =====

Earnings per share, assuming dilution              $0.08          $0.04
                                                   =====          =====

See accompanying notes to consolidated financial statements.


            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                (UNAUDITED)

                                                 2000            1999
                                                 ----            ----

REVENUE
  Recycling                                  $12,868,298     $ 9,005,552
  Equipment sales, service and leasing         1,228,664       1,220,122
  Management services                         29,690,025      26,290,165
                                             -----------     -----------
     Total revenue                            43,786,987      36,515,839

Cost of goods sold
  Recycling                                   11,919,600       7,739,163
  Equipment sales, service and leasing           782,299         831,592
  Management services                         27,794,228      24,824,011
                                             -----------     -----------
     Total cost of sales                      40,496,127      33,394,766
                                             -----------     -----------

GROSS MARGIN                                   3,290,860       3,121,073

Selling, general and administrative            2,855,744       2,623,470
                                             -----------     -----------

INCOME FROM OPERATIONS                           435,116         497,603

Other expenses                                   (10,638)       (136,203)
                                             -----------     -----------

Income before income taxes                       424,478         361,400

Provision for income taxes                       124,424         140,900
                                             -----------     -----------

NET INCOME                                   $   300,054     $   220,500
                                             ===========     ===========

Earnings per share                                 $0.16          $0.11
                                                   =====          =====

Earnings per share, assuming dilution              $0.16          $0.11
                                                   =====          =====

See accompanying notes to consolidated financial statements.


              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                (UNAUDITED)

                                                   2000          1999
                                                   ----          ----

OPERATING ACTIVITIES
  Net Income                                  $   300,054    $   220,500
  Adjustments to reconcile net income to
   net cash from operating activities:
      Stock options granted for services           40,404         40,404
      Depreciation and amortization               729,150        690,799
      Loss from sale of property and equipment     23,500
      Provision for doubtful accounts             120,000         23,060
      Deferred income taxes                      (167,300)       140,900
      Change in assets and liabilities
        Receivables                              (424,443)    (1,544,408)
        Inventories                              (109,093)       902,885
        Other assets                              (49,302)        96,985
        Accounts payable                         (233,924)     2,400,743
        Other current liabilities                 (37,665)       133,388
                                              -----------    -----------
         Net cash from operating activities       191,381      3,105,256

INVESTING ACTIVITIES
  Proceeds from sale of property
    and equipment                                   7,500
  Purchases of property and equipment            (451,952)    (1,075,539)
  Purchase of equipment under sales-type lease   (287,874)
  Proceeds from sales of sales-type leases         27,097
                                              -----------    -----------
Net cash from investing activities               (705,229)    (1,075,539)

FINANCING ACTIVITIES
  Proceeds from capital contribution              140,880
  Payments on note payable to bank                            (1,850,000)
  Payments on long-term debt                     (188,853)      (218,767)
                                              -----------    -----------
     Net cash from financing activities           (47,973)    (2,068,767)

Net decrease in cash                             (561,821)       (39,050)

Cash beginning of period                        2,388,811      1,014,068
                                              -----------    -----------


CASH AT END OF PERIOD                         $ 1,826,990    $   975,018
                                              ===========    ===========

See accompanying notes to consolidated financial statements.


       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of June 30, 2000 and the results of its operations and changes in cash flows for the periods ended June 30, 2000 and 1999. Results of operations for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 1999 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 on file with the Securities and Exchange Commission.

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


                                                     WASTE
                                     COMPUTERIZED  EQUIPMENT
For the six months ending    ISA        WASTE       SALES &      SEGMENT
     JUNE 30, 2000        RECYCLING    SYSTEMS      SERVICES      TOTALS
     -------------        ---------    -------      --------      ------

Recycling revenues       $12,868,298                            $12,868,298
Equipment sales, service
  and leasing revenues                               1,228,664    1,228,664
Management fees                        29,690,025                29,690,025
Cost of goods sold       (11,919,600) (27,794,228)   (782,299)  (40,496,127)
                         -----------  -----------   ----------  -----------

SEGMENT PROFIT           $   948,698  $ 1,895,797   $  446,365  $ 3,290,860
                         ===========  ===========   ==========  ===========

                                                     WASTE
                                     COMPUTERIZED  EQUIPMENT
For the six months ending    ISA        WASTE       SALES &     SEGMENT
     JUNE 30, 1999        RECYCLING    SYSTEMS      SERVICES     TOTALS
     -------------        ---------    -------      --------     ------

Recycling revenues       $ 9,005,552                           $ 9,005,552
Equipment sales, service and
  leasing revenues                                  1,220,122    1,220,122
Management fees                        26,290,165               26,290,165
Cost of goods sold        (7,739,163)             (24,824,011)
(831,592)                (33,394,766)
                         -----------  -----------  ----------  -----------

SEGMENT PROFIT           $ 1,266,389  $ 1,466,154  $  388,530  $ 3,121,073
                         ===========  ===========  ==========  ===========

3.   INVENTORIES

Inventories consist of the following:

                                     June 30,       December 31,
                                       2000             1999
                                       ----             ----

          Equipment and parts       $    63,468      $    86,647
          Ferrous materials           1,217,339        1,200,868
          Non-ferrous materials       1,014,280          898,479
                                    -----------      -----------

             Total inventories      $ 2,295,087      $ 2,185,994
                                    -----------      -----------


ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

THIS REPORT ON FORM 10-Q CONTAINS STATEMENTS WHICH COULD BE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT INCLUDE VARYING DEMAND FOR WASTE MANAGEMENT SYSTEMS AND EQUIPMENT, COMPETITIVE PRESSURES IN THE WASTE MANAGEMENT BUSINESS, AND FLUCTUATIONS IN THE PRICE OF RECYCLED MATERIALS. FURTHER INFORMATION ON FACTORS THAT COULD AFFECT THE REGISTRANT'S RESULTS IS DETAILED IN THE REGISTRANT'S FORM 10-K FILING FOR THE YEAR ENDED DECEMBER 31, 1999, WITH THE SECURITIES AND EXCHANGE COMMISSION. THE REGISTRANT UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2000 the Registrant held cash and cash equivalents of $1,826,990.

     The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 67.8% and 72.0% of the Registrant's total revenues for the six months ended June 30, 2000 and 1999, respectively.

     The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $2,000,000. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matured in June 2000. At June 30, 2000 there was nothing drawn against this line of credit.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

                                      Six Months ended June 30,
                                         2000           1999
                                         ----           ----
Statements of Operations Data:
Total Revenue .......................... 100.0%         100.0%
Cost of goods sold .....................  92.5%          91.5%
Selling, general and administrative
  expenses .............................   6.5%           7.2%
Income from operations .................   1.0%           1.3%

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE
30, 1999

     Total revenue increased 19.9% from $36,515,839 in 1999 to $43,786,987 in 2000. CWS sales increased 12.9% from $26,290,165 in 1999 to $29,690,025 in 2000. Revenue in the recycling segment increased 42.9% from $9,005,552 in 1999 to $12,868,298 in 2000.
This


increase is attributed to an increase in the tonnage of ferrous commodities shipped of 17.0% and non-ferrous pounds shipped of 14.1%. Combined with this, the average selling price per ton in the ferrous market increased 25.0% and the selling price of non-ferrous items increased by 26.8%. Revenue in the equipment sales and leasing segment had a minimal increase of $8,542 from the second quarter of 2000 compared to the second quarter of 1999.

     The 2000 total cost of sales was $40,496,127 increasing $7,101,361 or 21.3% compared to 1999. The cost of goods sold in management services increased 12.0% which reflects the revenue increase of 12.9%. Cost of sales in the equipment sales and leasing segment decreased 5.9% as the mix of rentals versus equipment sales increased over last year. Cost of sales in the recycling segment increased 54.0% from $7,739,163 to $11,919,600 due to increased shipments and higher purchasing costs. Average purchase prices in the ferrous market increased approximately 38% while the average prices in the non-ferrous market increased approximately 28%.

     The gross margin was $3,290,860 representing an increase of $169,787 or a 5.4% increase from 1999. The gross margin was 7.5% of revenue, which was 1.1% lower than 1999. The gross margin in management services was 6.4% in the first six months of 2000 versus 5.6% in 1999. Gross profit in the recycling segment was 7.4% in the six months of 2000 versus 14.1% in the first six months of 1999. Purchase prices of commodities rose at a faster rate than the selling prices due to fixed contracts. For example average ferrous purchases in the current six month period increased approximately 35% while the average selling price per ton only increased by approximately 25% as compared to the same six month period last year.

     Selling, general and administrative expenses increased 8.9% from $2,623,470 in 1999 to $2,855,744 in 2000, and as a percentage to sales, decreased from 7.2% to 6.5%. Expenses remain controlled as a percentage of revenue. During the six month period ended June 30, 2000, $331,350 in one-time and non-recurring charges were incurred for separation agreements, restructuring charges and professional/legal fees. Without this one-time charge, selling, general and administrative expenses would have been $2,524,394 or a 3.8% decrease from the prior year six month period.

     Net profit after taxes recorded for the first six months is $300,054 or a 36.1% increase from the $220,500 reported for the first six months of last year.

QUARTER ENDED JUNE 30, 2000 COMPARED TO QUARTER ENDED JUNE 30,
1999

     Total revenue increased 23.2% from $19,449,107 in 1999 to $23,959,214 in 2000. CWS sales increased 19.8% from $14,068,950 in 1999 to $16,860,126 in 2000. Commodity prices have rebounded since the second quarter of 1999 and ferrous shipments and non-ferrous shipments have increased causing an increase in recycling revenues of 38.3% from $4,689,890 in 1999 to $6,485,229 in 2000.
Revenue in the equipment sales and leasing segment decreased $76,408 or 11.1% from second quarter this year compared to the second quarter last year.

     The 2000 total cost of sales was $22,297,478 increasing
$4,324,772 or 24.1% compared to 1999. The cost of goods sold in management services increased 17.0% which is proportional to the revenue increase from management fees and cardboard revenue. Cost of sales in the equipment sales and leasing segment decreased 26.7% on decreased revenue of 11.1% as the mix of rentals outpaced the increase in equipment sales.

     The gross margin was $1,661,736 representing an increase of $185,335 or a 12.6% increase from 1999. The gross margin was 6.9% of revenue, which was 0.7% lower than 1999 as a percentage to revenue. The gross margin in management services was 7.1% in the second quarter of 2000 versus 4.8% in 1999 which is a direct result of the increased revenue from cardboard proceeds. Gross profit in the recycling segment was 3.2% in the second quarter of 2000 versus 12.5% in the second quarter of 1999. In this segment the three main products that are recycled include ferrous, non-ferrous and fiber. Gross margins fluctuate depending upon the revenue mix. Revenues increased in the ferrous and non-ferrous markets 14.1% and 20.0% respectively from the second quarter of 1999 to the second quarter of 2000. The gross margin of ferrous items is higher than non-ferrous items causing total gross margin as a percentage to decrease, as the lower gross margin products comprised more of the revenue growth. Purchase prices of commodities also rose at a faster pace than selling prices in the second quarter. Management is aware of the declining gross profit levels in the second quarter and is being more aggressive with purchases and selling prices.

     Selling, general and administrative expenses increased 12.5% from $1,279,002 in 1999 to $1,438,391 in 2000, and as a percentage to sales, decreased from 6.6% to 6.0%. Expenses remain controlled as a percentage of revenue and many of the costs of operation have remained somewhat fixed even though the revenue results have increased. The Registrant incurred a one-time charge in the amount of $331,350 for separation agreements, restructuring charges and legal/professional fees. A non-material charge was taken in the first quarter of 2000 in the amount of $25,000 while the remaining $306,350 was expensed in the second quarter. Without this charge, expenses would have been 11.5% less than the second quarter of the prior year.

     Net profit after taxes for the second quarter is $162,783 or a 90.2% improvement compared to the $85,581 net profit reported in the second quarter of 1999.

FINANCIAL CONDITION AT JUNE 30, 2000 COMPARED TO DECEMBER 31,
1999

     Accounts receivable-trade after allowances for bad debt increased 2.6% or $228,593 during the first two quarters of 2000 due to the strong increase in revenues during the past six months. The Registrant continues to focus on collections of past due receivables and current outstanding accounts.

     Accounts payable-trade decreased $310,898 or 2.3% as a result of the Registrant's efforts to turn vendor invoices at a faster rate.

     From December 31, 1999 to June 30, 2000, the Registrant's working capital increased by $220,944 to a deficit of $540,578 from the deficit of $761,522. The primary reason for the increase is due to the decrease in accounts payable of $310,898 as total current assets only decreased by $120,401 from December 31, 1999 to June 30, 2000. The Registrant's management will be focused on working capital during the remainder of the fiscal year. Surplus inventories will be shipped and the Registrant intends to examine its purchases carefully to reduce inventory by year-end. The
Registrant continues to improve upon expense controls to provide operational efficiencies and customer service.



                   PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          (a)  At the Annual Meeting of Shareholders held on May
               25, 2000, the following proposals were adopted by the margins indicated:

          (b) PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Harry Kletter, Joseph H. Cohen, Ted L. Cox, Barry N. Naft, Roberta Kletter, Jerrold R. Perchik and Alan
               L. Schroering. Two additional nominees were nominated from the floor: Robert T. Otis and Bruce Cannon. The seven director positions were filled based upon the seven receiving the most votes:

                                                      BROKER NON-
                                                       VOTES AND
                                   FOR     AGAINST    ABSTENTIONS
                                   ---     -------    -----------
          Harry Kletter          1,659,491   72,862      197,247
          Joseph H. Cohen        1,731,353    1,000      197,247
          Ted L. Cox             1,731,353    1,000      197,247
          Jerrold R. Perchik     1,661,653   70,700      197,247
          Alan L. Schroering     1,661,653   70,700      197,247
          Robert T. Otis           960,304     *            *
          Bruce Cannon             960,304     *            *
          Barry N. Naft            713,553   59,496    1,156,551
          Roberta Kletter          699,249   72,800    1,157,551

          *N/A as nominated from the floor.

          (c)  PROPOSAL 2:  Confirmation of Crowe Chizek &
               Company LLP as the Company's independent auditors.

                                               BROKER NON-VOTES
                       FOR          AGAINST    AND ABSTENTIONS
                       ---          -------    ---------------

                    1,702,753        6,200         220,647


ITEM 5.   OTHER INFORMATION
          (a) During the second quarter of 2000, the Registrant formed iR2 Solutions, a new division created to capitalize on e-business opportunities and deliver information technology solutions to the waste and recycling industry. The new division will be managed by Michael B. Friedman, Vice President of Marketing, and W. Bruce Burton, Vice-President of Information Technology. Dennis McDonough joined the Company as iR2 Solutions Manager of Information Systems. McDonough will focus on the expansion and development of the Registrant's information technology. His primary responsibility includes enhancement to the Registrant's Computerized Waste Systems software and leading the information technology consulting group.

               The Registrant promoted three individuals as follows: Timothy W. Myers to Chief Operating
               Officer, Steve Singer to Vice-President Recycling, and Charles Hulsman to Vice-President of Computerized Waste Systems (CWS).

               During August 2000, the Registrant's Board of Directors approved a new dividend policy. The dividend policy was changed to allow for the declaration of cash dividends, subject to board approval. Previously, all earnings were reinvested in the business.

               During August 2000, the Registrant's Board of Directors also approved a stock repurchase program. The stock repurchase program allows for the purchase of up to 200,000 shares of the Registrant's common stock at current market prices. The Company may discontinue the program at any time.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               The Registrant filed a report on Form 8-K on April
               28, 2000 relating to the resignation of Sean
               Garber as President and Chief Operating Officer.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                         INDUSTRIAL SERVICES OF AMERICA, INC.



DATE:  August 11, 2000            /s/  Harry Kletter
                         ---------------------------------------
                         Chairman and Chief Executive Officer
                         (Principal Executive and Financial
                           Officer)




