Form 10-Q
period 2000-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2000-11-09
CIK 4187

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549


  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2000
                               OR
 [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the Transition Period From           to
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000: 1,907,800.

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

                              INDEX

                                                       Page No.

Part I  Financial Information

        Report of Independent Accountants                 3

        Condensed Consolidated Balance Sheets             4
           September 30, 2000 and December 31, 1999

        Condensed Consolidated Statements of              6
           Income Three months ended
           September 30, 2000 and 1999

        Condensed Consolidated Statements of              7
           Income Nine months ended
           September 30, 2000 and 1999

        Condensed Consolidated Statements of              8
           Cash Flows Nine months ended
           September 30, 2000 and 1999

        Notes to Condensed Consolidated                   9
           Financial Statements

        Management's Discussion and Analysis             11
           of Financial Condition and Results
           of Operations

Part II Other Information

        Item 6                                           14

                REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiary
Louisville, Kentucky


We have reviewed the condensed consolidated balance sheet of Industrial Services of America, Inc. as of September 30, 2000, and the related condensed consolidated statements of income and cash flows for the three month and nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Indianapolis, Indiana
October 18, 2000

                      PART I - FINANCIAL INFORMATION

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                  ASSETS
                                  ------

                                            September 30,    December 31,
                                            -------------    ------------
                                                 2000            1999
                                                 ----            ----
                                             (unaudited)      (audited)
Current assets
  Cash and cash equivalents                   $ 1,850,551    $ 2,388,811
  Accounts receivable - trade (after
     allowance for doubtful accounts of
     $141,000 in 2000 and $190,000 in 1999)     9,449,304      8,750,674
  Accounts receivable - related party              11,028         11,028
  Net investment in sales type leases             168,621         96,864
  Inventories                                   2,028,489      2,185,994
  Deferred income taxes                            67,600         89,300
  Other                                            67,814        143,327
                                              -----------    -----------

       Total current assets                    13,643,407     13,665,998

Net property and equipment                      5,471,336      5,409,046

Other assets
  Non-compete agreements, net                     456,475        608,248
  Intangibles (net of accumulated
     amortization of $173,333 and
     $133,333 in 2000 and 1999, respectively)     626,668        666,668
  Net investment in sales type leases             286,895        121,676
  Deferred income taxes                            15,300              -
  Other assets                                    100,916         43,859
                                              -----------    -----------

                                                1,486,254      1,440,451
                                              -----------    -----------

                                              $20,600,997    $20,515,495
                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements.

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 CONTINUED


                   LIABILITIES AND STOCKHOLDERS' EQUITY


                                            September 30,    December 31,
                                            -------------    ------------
                                                 2000            1999
                                                 ----            ----
                                             (unaudited)     (audited)
Current liabilities
  Note payable to bank                          1,000,000              -
  Current maturities of long-term debt            413,783        397,502
  Accounts payable                             12,600,279     13,722,878
  Income taxes payable                             90,547        131,867
  Other current liabilities                       215,104        175,273
                                              -----------    -----------
     Total current liabilities                 14,319,713     14,427,520

Long-term liabilities
  Long-term debt                                1,803,433      2,104,929
  Deferred income taxes                                 -        157,800
                                              -----------    -----------
                                                1,803,433      2,262,729

Stockholders' equity
  Common stock, $.01 par value,
     10,000,000 shares authorized
     1,957,500 shares issued and 1,917,000
     shares outstanding at 9/30/00                 19,575         19,575
  Additional paid-in capital                    1,896,449      1,669,963
  Retained earnings                             2,599,568      2,143,708
  Treasury stock, at cost;                        (37,741)        (8,000)
                                              -----------    -----------
     40,500 shares in 2000 and
     27,900 shares in 1999
       Total stockholders' equity               4,477,851      3,825,246
                                              -----------    -----------

                                              $20,600,997    $20,515,495
                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements.

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                 2000            1999
                                                 ----            ----
                                             (unaudited)     (unaudited)
REVENUE
  Recycling                                   $ 5,701,671     $ 5,161,836
  Equipment sales, service and leasing            555,509         572,023
  Management services                          17,553,471      13,962,589
                                              -----------     -----------
     Total revenue                             23,810,651      19,696,448

COST OF GOODS SOLD
  Recycling                                     5,047,009       4,537,255
  Equipment sales, service and leasing            403,122         393,427
  Management services                          16,366,631      13,317,621
                                              -----------     -----------
     Total cost of good sold                   21,816,762      18,248,303
                                              -----------     -----------

GROSS MARGIN                                    1,993,889       1,448,145

Selling, general and administrative expenses    1,653,059       1,308,656
                                              -----------     -----------

INCOME FROM OPERATIONS                            340,830         139,489

Other income (expense)                            (14,888)         73,772
                                              -----------     -----------

INCOME BEFORE INCOME TAXES                        325,942         213,261

Provision for income taxes                        170,136          88,964
                                              -----------     -----------

NET INCOME                                    $   155,806     $   124,297
                                              ===========     ===========

Earnings per share                                  $0.08           $0.06
                                                    =====           =====

Earnings per share, assuming dilution               $0.08           $0.06
                                                    =====           =====

See accompanying notes to condensed consolidated financial statements.

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                 2000            1999
                                                 ----            ----
                                             (unaudited)     (unaudited)
REVENUE
  Recycling                                   $ 8,569,969     $14,167,388
  Equipment sales, service and leasing          1,784,173       1,792,145
  Management services                          47,243,496      40,252,754
                                              -----------     -----------
     Total revenue                             67,597,638      56,212,287

COST OF GOODS SOLD
  Recycling                                    16,966,609      12,276,418
  Equipment sales, service and leasing          1,185,421       1,225,019
  Management services                          44,160,859      38,141,632
                                              -----------     -----------
     Total cost of goods sold                  62,312,889      51,643,069
                                              -----------     -----------

GROSS MARGIN                                    5,284,749       4,569,218

Selling, general and administrative expenses    4,508,803       3,932,126
                                              -----------     -----------

INCOME FROM OPERATIONS                            775,946         637,092

Other income (expense)                            (25,526)        (62,431)
                                              -----------     -----------

INCOME BEFORE INCOME TAXES                        750,420         574,661

Provision for income taxes                        294,560         229,864
                                              -----------     -----------

NET INCOME                                    $   455,860     $   344,797
                                              ===========     ===========

Earnings per share                                  $0.24           $0.18
                                                    =====           =====

Earnings per share, assuming dilution               $0.24           $0.18
                                                    =====           =====

See accompanying notes to condensed consolidated financial statements.

            INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                   2000          1999
                                                   ----          ----
                                               (unaudited)    (audited)
Operating activities
 Net Income                                    $   455,860    $   344,797
 Adjustments to reconcile net income to
  net cash from operating activities:
   Stock options granted for service                85,605         60,606
   Depreciation and amortization                 1,082,864      1,161,947
   Loss from sale of property and equipment         34,867          4,749
   Provision for doubtful accounts                 167,545        142,652
   Deferred income taxes                          (151,400)       153,700
   Change in assets and liabilities
     Receivables                                  (866,175)      (420,995)
     Inventories                                   157,505        289,202
     Other assets                                   18,456        (72,362)
     Accounts payable                           (1,163,919)     1,552,251
     Other current liabilities                      39,831        205,488
                                               -----------    -----------
          Net cash from operating activities      (138,961)     3,422,035

Investing activities
 Proceeds from sale of property and equipment        6,581        213,937
 Purchases of property and equipment            (1,273,956)    (1,439,358)
 Proceeds from sales type leases                    42,155         12,222
                                               -----------    -----------
  Net cash from investing activities            (1,225,220)    (1,213,199)

Financing activities
 Proceeds from note payable to bank              1,000,000              -
 Payments to purchase treasury stock               (29,741)             -
 Proceeds from capital contribution                140,880              -
 Payments on note payable to bank                        -     (1,850,000)
 Payments on long-term debt                       (285,218)      (322,752)
                                               -----------    -----------
  Net cash from financing activities               825,921     (2,172,752)
                                               -----------    -----------

Net change in cash                                (538,260)        36,084

Cash and cash equivalents beginning of period    2,388,811      1,014,068
                                               -----------    -----------

Cash and cash equivalents at end of period     $ 1,850,551    $ 1,050,152
                                               ===========    ===========

See accompanying notes to condensed consolidated financial statements.

       INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and reviewed by our independent accounting firm. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments that are, in the opinion of management, necessary to present fairly the Company's financial position as of September 30, 2000 and the results of its operations and changes in cash flows for the periods ended September 30, 2000 and 1999. Results of operations for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 1999 Consolidated Financial Statements and the Summary of Significant Accounting Policies, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 on file with the Securities and Exchange Commission.

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

The Company's three reportable segments are determined by the products and services that each offers. The recycling segment generates its revenues based on buying and selling of ferrous and non-ferrous scrap, CWS's revenues consist of management fees charged to customers at a percentage of the total service provided, and WESSCO sales, service, and lease income comprise the primary source of revenue for this segment.

The Company evaluates segment performance based on profit or loss before income taxes and the evaluation process for each segment includes only direct expenses omitting any selling, general and administrative costs.

                                                    WASTE
                                     COMPUTERIZED EQUIPMENT
FOR THE NINE MONTHS ENDING  ISA         WASTE      SALES &      SEGMENT
  SEPTEMBER 30, 2000     RECYCLING     SYSTEMS     SERVICES      TOTALS
  ------------------     ---------     -------     --------      ------

Recycling revenues     $ 18,569,969                          $ 18,569,969
Equipment sales, service
  and leasing revenues                            $1,784,173    1,784,173
Management fees                     $ 47,243,496               47,243,496
Cost of goods sold      (16,966,609) (44,160,859) (1,185,421) (62,312,889)
                       ------------ ------------  ---------- ------------

SEGMENT PROFIT         $  1,603,360 $  3,082,637  $  598,752 $  5,284,749
                       ============ ============  ========== ============

                                                    WASTE
                                     COMPUTERIZED EQUIPMENT
FOR THE NINE MONTHS ENDING  ISA         WASTE      SALES &      SEGMENT
  SEPTEMBER 30, 1999     RECYCLING     SYSTEMS     SERVICES      TOTALS
  ------------------     ---------     -------     --------      ------

Recycling revenues     $ 14,167,388                          $ 14,167,388
Equipment sales, service
  and leasing revenues                            $1,792,145    1,792,145
Management fees                     $ 40,252,754               40,252,754
Cost of goods sold      (12,276,418) (38,141,632) (1,225,019) (51,643,069)
                       ------------ ------------  ---------- ------------

SEGMENT PROFIT         $  1,890,970 $  2,111,122  $  567,126 $  4,569,218
                       ============ ============  ========== ============

3.   INVENTORIES

Inventories consist of the following:

                                  September 30,     December 31,
                                       2000             1999
                                       ----             ----

          Equipment and parts       $   98,214       $   86,647
          Ferrous materials          1,294,663        1,200,868
          Non-ferrous materials        635,612          898,479
                                    ----------       ----------

             Total inventories      $2,028,489       $2,185,994
                                    ==========       ==========

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

THIS REPORT ON FORM-10-Q CONTAINS STATEMENTS WHICH COULD BE CONSIDERED FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT INCLUDE VARYING DEMAND FOR WASTE MANAGEMENT SYSTEMS AND EQUIPMENT, COMPETITIVE PRESSURES IN THE WASTE MANAGEMENT BUSINESS, AND FLUCTUATIONS IN THE PRICE OF RECYCLED MATERIALS. FURTHER INFORMATION ON FACTORS THAT COULD AFFECT THE REGISTRANT'S RESULTS IS DETAILED IN THE REGISTRANT'S FORM 10-K FILING FOR THE YEAR ENDED DECEMBER 31, 1999, WITH THE SECURITIES AND EXCHANGE COMMISSION. THE REGISTRANT UNDERTAKES NO OBLIGATION TO PUBLICLY RELEASE THE RESULTS OF ANY REVISIONS TO THESE FORWARD-LOOKING STATEMENTS.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2000 the Registrant held cash and cash equivalents of $1,850,551.

     The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 69.9% and 71.6% of the Registrant's total revenues for the nine months ended September 30, 2000 and 1999, respectively.

     The Registrant currently maintains a working capital line of credit with a bank in the amount of $2,000,000. Outstanding principal under this credit facility bears interest at the Bank's prime rate. The line matured in September 2000 and has been renewed. At September 30, 2000, $1,000,000 was drawn against the line of credit.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

                                Nine Months ended September 30,
                                -------------------------------
                                       2000           1999
                                       ----           ----
Statements of Income Data:
Revenues ............................ 100.0%         100.0%
Cost of goods sold ..................  92.2%          91.9%
Selling, general and administrative
  expenses ..........................   6.7%           7.0%
Income from operations ..............   1.1%           1.1%

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS
ENDED SEPTEMBER 30, 1999

     Total revenue increased 20.3% from $56,212,287 in 1999 to $67,597,638 in 2000. CWS sales increased 17.4% from $40,252,754 in 1999 to $47,243,496 in 2000 primarily due to a combination of new customer sales and growth in sales to existing customers. Revenue in the recycling segment increased 31.1% from $14,167,388 in 1999 to $18,569,969 in 2000 primarily due to increases in both volume and unit selling prices. This increase is attributed to an increase in the tonnage of ferrous commodities shipped of 1.2% and non-ferrous pounds shipped of 25.6%. Revenue in the equipment sales, services, and leasing segment had a minimal decrease of $7,972 from three quarters this year compared to the same three quarters last year.

     Cost of goods sold was $62,312,889 in 2000, compared to $51,643,069 in 1999, a 20% increase. The cost of goods sold in management services increased 15.8% which reflects the revenue increase of 17.4%. Cost of goods sold in the equipment sales, service and leasing segment decreased 3.2% as the mix of rentals versus equipment sales increased over last year and revenue was somewhat lower. Cost of goods sold in the recycling segment increased 38.2% from $12,276,418 to $16,966,609 due to increased shipments and higher purchasing costs.

     The gross margin was $5,284,749 representing an increase of $715,531 or a 15.7% increase from 1999. The gross margin was 7.8% of revenue, which was 0.3% lower as a percentage of revenue than 1999. The gross margin in management services was 6.5% in the first nine months of 2000 versus 5.2% in 1999. Gross margin in the recycling segment was 8.6% in the nine months of 2000 versus 13.4% in the first nine months of 1999. Purchase prices of ferrous commodities rose at a faster rate than the selling prices due to fixed contracts.

     Selling, general and administrative expenses increased 14.7% from $3,932,126 in 1999 to $4,508,803 in 2000, and as a percentage to sales, decreased from 7.0% to 6.7%. During the current nine month period, ended September 30, 2000, $331,350 in one-time and non-recurring charges were incurred for separation agreements, restructuring charges and professional/legal fees. Without this one-time charge, selling, general and administrative expenses would have been $4,177,453 or a 6.2% increase from the prior year nine month period. The Registrant also incurred $84,000 in expenses in the nine month period this year versus last year to staff an information technology department. The information technology initiative is to enhance existing computer systems in order to manage increased revenues and to generate additional revenues through consulting and software development sales.

     Net income for the first nine months is $455,860, or a 32.2% increase compared to $344,797 for the first nine months of last year.

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDED
SEPTEMBER 30, 1999

     Total revenue increased 20.9% from $19,696,448 to $23,810,651. CWS sales increased from $13,962,589 to $17,553,471 or a 25.7% increase primarily due to a combination of new customer sales and growth in sales to existing customers. Revenue in the recycling segment increased 10.5% from $5,161,836 to $5,701,671 due to increased non-ferrous shipments. Non-ferrous shipments in pounds increased by 36.3% while ferrous shipments in tons decreased by 10.0%. The Registrant was able to reduce non-ferrous inventory levels by 45% from one year ago. Revenue in the sales, service, and leasing segment decreased $16,514 or 2.9% from the third quarter this year compared to the third quarter last year. The Registrant has realigned the staffing in this segment to focus on increased revenues in the future.

     The cost of goods sold was $21,816,762 increasing $3,568,459 or 19.6% compared to 1999. The cost of goods sold in management services increased 22.9% which reflects the revenue increase of 25.7%. Cost of goods sold in the recycling segment increased 11.2% from $4,537,255 in 1999 to $5,047,009 in 2000 which is proportional to the revenue increase of 10.5%. Cost of goods sold in the equipment sales, service and leasing segment increased 2.5% or $9,695.

     The gross margin was $1,993,889 representing an increase of $545,744 or a 37.7% increase from 1999. The gross margin was 8.4% of revenue, which was 1.0% higher than 1999. The gross margin in management services was 6.7% in the third quarter of 2000 versus 4.6% in 1999. Gross margin in the recycling segment was 11.5% in the third quarter of 2000 versus 12.1% in the third quarter of 1999. Gross margins fluctuate depending upon the revenue mix. Non-ferrous sales which carry a lower gross margin outpaced the sales of ferrous items compared to last year causing a slight decline in the percentage to revenue.

     Selling, general and administrative expenses increased 26.3% from $1,308,656 in 1999 to $1,653,059 in 2000, and as a percentage to sales, increased from 6.6% to 6.9%. Management is continually examining areas of expense control especially due to the thin gross margins that exist in operations. Personnel costs approach 45% of total selling, general and administrative costs. Due to increased revenue predominantly in the CWS segment, it has been necessary to increase headcount to maintain customer service. A controller was hired to ensure financial stability in CWS, an additional salesperson was hired in the equipment sales/leasing segment and a vice-president of marketing was hired to target and obtain new business. The Registrant has also staffed a new information technology department to enhance existing software systems, strengthen the web site and pursue external revenue generating opportunities.

FINANCIAL CONDITION AT SEPTEMBER 30, 2000 COMPARED TO DECEMBER
31, 1999

     Accounts receivable-trade after allowances for bad debt increased 8.0% or $698,630 during the first three quarters of 2000 due to the increase in revenues during the past nine months. The Registrant continues to focus on collections of past due receivables and current outstanding accounts.

     Accounts payable-trade decreased $1,122,599 or 8.2% as a result of the Registrant's efforts to turn vendor invoices at a faster rate.

     From December 31, 1999 to September 30, 2000, the Registrant's working capital increased by $85,216 to a deficit of $676,306 from the deficit of $761,522. Net assets decreased $22,591 while current liabilities decreased $107,807. Although there was a significant reduction in accounts payable, it was offset by the borrowing of $1,000,000 against the line of credit. The Registrant's management will be focused on working capital during the remainder of the fiscal year. Surplus inventories will be shipped and the Registrant intends to examine its purchases carefully to reduce inventory by year-end. The Registrant continues to improve upon its expense controls to provide the highest possible levels of operational efficiencies and customer service.

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

Item 2.   Changes in Securities and Use of Proceeds
---------------------------------------------------
          None

Item 3.   Defaults upon Senior Securities
-----------------------------------------
          None

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------
          None

Item 5.   Other Information
---------------------------
          None

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------
          (a)  Exhibits
               None
          (b)  Reports on Form 8-K
               The Registrant filed a report on Form 8-K on October 11, 2000 reporting that Joseph H. Cohen had resigned his position as director on the Board of Directors and as Corporate Secretary to create an independent position on the board. David W. Lester was unanimously elected to the vacant board position and John O. Tietjen was elected to become the Corporate Secretary. The Registrant reported this information under Item 5. Other Events under the Form 8-K.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                         INDUSTRIAL SERVICES OF AMERICA, INC.



DATE:  November 9, 2000  /s/  Harry Kletter
                         ------------------------------------
                         Chairman and Chief Executive Officer


                         /s/  John O. Tietjen
                         ------------------------------------
                         Senior Vice President and Chief
                         Financial Officer