Form 10-K
period 2000-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2001-03-30
CIK 4187

content="text/html; charset=iso-8859-1"> SECURITIES AND EXCHANGE COMMISSION

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File No.: 0-20979
_____________________

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

      Aggregate market value of the 868,546 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on March 13, 2001: $1,954,229.

      Number of shares of Common Stock outstanding as of the close of business on March 13, 2001: 1,820,300.

_____________________

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

Item 1.       Business.

General

      Industrial Services of America, Inc. (the "Registrant") is a management services company specializing in solid waste management, as well as ferrous, non-ferrous and fiber recycling. The management division of the Registrant is engaged in the business of commercial, retail and industrial waste management and waste handling. The Registrant also has an operating division engaged in equipment sales and leasing activities. The ferrous division's major products include recycling of steel and iron products, whereas the non-ferrous division recycles copper, aluminum and brass. The fiber recycling consists mainly of high-grade papers and corrugated cardboard. The Registrant is able to offer a "total package" concept to commercial, retail and industrial clients to cover their waste management needs. Combining waste reduction, waste materials diversion and waste equipment technology, the Registrant creates waste programs tailored to each client's individual needs. The Registrant believes that it offers a more complete line of products and services than its competitors and is better able to coordinate these services on a regional and nationwide basis. By offering competitively priced waste handling equipment from a number of different manufacturers, the Registrant is able to tailor equipment packages for individual client needs. The waste management services offered by the Registrant include locating and contracting with a hauling company at a reasonable cost at each participating location for the retail chain customers of the Registrant that are a part of the management program offered by the Registrant. Because the Registrant is not a "waste transporter," it is able to maintain a neutral position with the customers and the hauling companies. The Registrant has designed and developed proprietary computer software that provides the Registrant's personnel with relevant information on each of the client's locations, as well as pertinent information on disposal rates and costs of equipment, including installation and shipping. This software has allowed the Registrant to build a database for serving customers nationwide as well as Canada and Puerto Rico. The Registrant is able to estimate cost savings to potential customers by reviewing their current waste hauling invoices either regionally or nationwide. The Registrant is also capable of generating customized billing statements to accommodate customer needs.

      The Registrant plans to grow by expanding its marketing base and by seeking future joint ventures and acquisitions of companies in the management services portion of the business. The Registrant continues to target retail and industrial customers throughout North America for the purpose of increasing its clientele in this sector. Although the number of locations for each industrial customer will generally be less than that of large retail chains, solid waste output for each location of industrial clients is generally greater than that of retail clients. The Registrant believes that the corresponding greater need for appropriate equipment results in the increased possibility of large equipment orders. Further, the Registrant believes it can provide savings for each industrial location.

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

      On July 1, 1984, the Registrant began a solid waste handling and disposal equipment sales organization under the name Waste Equipment Sales and Services Company ("WESSCO"). On January 1, 1985, the Registrant merged with Computerized Waste Systems, Inc. ("CWS"), a Massachusetts corporation. CWS was a corporation specializing in offering solid waste management consultations for large multi-location companies involved in the retail, restaurant and industrial sectors. At the time of the merger, CWS was concentrating on large retail chains, but has changed its emphasis to include commercial and industrial clients. This strategy created an additional target market for the Registrant. Subsequent to the merger with CWS, the Registrant moved the CWS headquarters from Springfield, Massachusetts to Louisville, Kentucky. At the time of the merger, much of the client base and marketing efforts were concentrated in the Northeast. With the move to Louisville, the Registrant began to expand its marketing efforts, which are now both nationwide and in Canada.

      The Registrant's divisions operate closely with each other in terms of present customer care and proposals for new customers. WESSCO has expanded its product line and presently offers a variety of equipment, which would be necessary for an efficient waste handling and/or recycling system for an individual user. The prices WESSCO can offer are competitive with most dealers since it purchases equipment at dealer cost without paying dealer overhead. The WESSCO program is attractive to customers planning expansion programs. Some of these customers have designated WESSCO as their exclusive waste equipment supplier and consultant. By working with the customer from the time the initial building plans are developed, WESSCO has input into the design, development and implementation of the waste handling system.

      CWS has developed a network of over 2,300 vendors throughout the United States and Canada, which include hauling companies, recycling companies and equipment manufacturing and maintenance companies. Through this network, the Registrant is able to provide pricing estimates for potential customers in a timely fashion. CWS customer representatives have access to this information through the computer software designed and developed to accommodate the daily needs of the Registrant. Through this information retrieval system, customer representatives can review the accuracy of customer concerns from recent billings to hauling rates to the average monthly cost of service.

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

      The Registrant derives a significant portion of its revenues from two primary customers (Home Depot and Office Depot) accounting for approximately 48%, 64% and 63% of 2000, 1999 and 1998 total revenues, respectively. The Registrant is taking affirmative action to counter its dependence on any one customer. The potential negative effect of losing any single customer has been reduced by the Registrant's expansion of its customer base. However, the loss of all or a substantial portion of the business from these two primary customers could have a material adverse effect on the Registrant.

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

Technology Solutions

      On March 8, 2000 the Registrant announced that it had engaged a third party provider of technology solutions. This consulting firm helps its clients plan, build and manage application software solutions. Working with the staff of the Registrant, this consulting firm developed a plan to rewrite the internal software programs.

      On May 11, 2000 the Registrant announced the formation of a new operating division named iR2 to capitalize on business opportunities and deliver information technology solutions to the waste and recycling industry. The objective of this internal systems development group is to enhance the internally used software to streamline transaction processing in its business segments and increase capacity to handle new business opportunities. The Registrant hired eight individuals with varying technological skills to accomplish this mission. The iR2 division redesigned the CWS transaction processing computer system into an enhanced Microsoft Sequel formatted software, adding an interactive voice response telephony system, upgraded servers, designed an online bidding program, updated the website and increased the invoicing and billing capabilities. This division began to generate revenue in the fourth quarter of 2001 by offering software and hardware consulting services in several markets but focusing within the waste and recycling industry.

      On March 10, 2000 the Registrant announced that it would sell waste management products and services through Ariba network commerce services. This integration provides the opportunity for joint Ariba and Registrant customers to gain cost savings, efficiency and convenience in purchasing waste management products and services. The Registrant has qualified for the Ariba ReadyTM Program, a new Ariba initiative for ensuring the quality and integrity of transactions between buyers, market makers, and suppliers accessing the Ariba Commerce Services NetworkTM . This status allows the Registrant to use the Ariba ReadyTM logo in marketing materials and participate in Ariba business programs and other related opportunities.

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

      K&R Consulting Agreement. The K&R Consulting Agreement remains in effect until December 31, 2007, with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. K&R shall provide strategic planning and mergers and acquisitions (the "K&R Consulting Activities"). The Registrant shall be responsible for all of K&R's expenses and pay services to K&R $240,000 in equal monthly installments of $20,000 in connection with the K&R Consulting Activities.

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

Consulting Agreements; Lassak Agreement and JCA/Lassak Agreement

      On June 2, 1998, the Registrant entered into an agreement (the "Lassak Agreement") with Andrew M. Lassak ("Lassak") to perform financial advisory services for the Registrant for a period of up to five years. The Company grants to Lassak and/or his designee for the financial advisory services rendered under the Lassak Agreement options to purchase from 25,000 up to a maximum of 250,000 shares of the Company's Common Stock (the "Common Stock") on the basis of 25,000 shares for each $10,000,000 in additional capitalization of the Company measured from June 2, 1998 that vests upon maintenance for three (3) consecutive months after achieving the increase in each $10,000,000 in capitalization for which each 25,000 shares of Common Stock subject to options are granted. During 2000, the Registrant did not issue any options to purchase Common Stock to Lassak under the Lassak Agreement. The Registrant mailed a notice in March 2001 to Lassak terminating the Lassak Agreement effective June 2, 2001.

      On June 2, 1998, the Registrant entered into an agreement (the "JCA/Lassak Agreement") with Joseph Charles & Associates, Inc. ("JCA") and Lassak. The term of the JCA/Lassak Agreement is for a period of up to five (5) years. The Registrant agrees to grant to JCA and Lassak options to purchase the Registrant's Common Stock on the basis of 65% of the shares of Common Stock subject to options being granted to Lassak and 35% to JCA, at (a) $6.00 per share for the first 150,000 shares that vest, and (b) $8.00 per share for the remaining 35,000 shares that vest. The number of shares of the Common Stock that vest is determined based upon a five year schedule. The Registrant mailed a notice in March 2001 to Lassak and JCA terminating the JCA/Lassak Agreement effective June 2, 2001.

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

      The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. Certain of the Registrant's competitors have greater financial, marketing and other resources. There can be no assurance that the Registrant will be able to obtain its desired market share based on the competitive nature of this industry.

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

Employees

      The Registrant has approximately one hundred fifty-five (155) full-time employees as follows: Recycling 98, Management Services 35, Sales/Leasing 8 and Administration/Information Technology 14. No employee is a member of a union with a contract with the Registrant.

Effect of State and Federal Environmental Regulations

      Any environmental regulatory liability relating to the Registrant's operations is generally borne by the customers with whom the Registrant contracts and the third party vendors in their capacity as transporters. As a matter of Registrant's policy, the Registrant uses its best efforts to secure indemnification for environmental liability from its customers and third party vendors. Although management of the Registrant believes that for the most part its business does not subject it to potential environmental liability, the Registrant continues to use best efforts to be in compliance with federal, state and local environmental laws, including but not limited to its Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance in 2000 or 1999 did not constitute a material expense to the Registrant.

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

Item 4.        Submission of Matters to a Vote of Security Holders.

      Not applicable.

Item 4a.        Executive Officers of the Registrant.

Name	Served as an Executive Officer Since	Age	Position with the Registrant and Other Principal Occupations

Harry Kletter	1983	74	Chairman of the Board and Chief Executive Officer of the Registrant from May 2, 2000 to present. Chairman of the Board and Chief Visionary Officer of the Registrant from February 3, 2000 to May 2, 2000. Mr. Kletter has served as Chairman of the Board and Chief Executive Officer from July 31, 1992 to February 3, 2000, President of the Registrant from July 31, 1992 to December 1997, from January 1990 to July 1991, and from October 1983 to January 1988; Mr. Kletter is also Chairman and sole shareholder of K&R Corporation.

Timothy W. Myers	1998	49	Vice President of Operations and Chief Operating Officer of the Registrant from May 2000 to present. Vice President of Operations from July 1998 to May 2000; Senior Vice President and Chief Operating Officer of the Registrant from 1996 until July 1998; President of K&R from 1996 to July 1998. Mr. Myers has served in various operational capacities with the Registrant and K&R since 1973.

John O. Tietjen	1999	52	Senior Vice President and Chief Financial Officer of the Registrant since March 1, 1999; from September 1993 to February 1999, Vice President of Finance at Greater Louisville, Inc. (and its predecessor). Mr. Tietjen served previously as Corporate Controller for OpenConnect Systems, Inc. and for 15 years prior to his employment with OpenConnect Systems, Inc., he served in various positions with Glidden Paint Company; Mr. Tietjen holds a B.A. in Business Administration/Economics from Muskingum College and an M.B.A. from Baldwin-Wallace College.

Charles J. Hulsman	1995	43	Vice-President of CWS since May 2000; from December 1991 to May 2000, Manager of CWS, and a sales representative of WESSCO, a division of the Registrant, prior to that date.

Sean M. Garber	1996 to 2000	34	Served as President, Treasurer and Director of the Registrant from February 1998 to May 2000; Interim President from December 1997 to February 1998; Chief Operating Officer and Director of the Registrant from November 1997 to May 2000; Vice President of Recycling of the Registrant from November 1996 to December 1997.

      Mr. Garber had determined that it was in his best interest to leave the employment of the Registrant in order to pursue other business interests but is available to consult with the Registrant on an as-needed basis and at mutually agreed times and dates. Mr. Garber's employment with the Registrant terminated on May 1, 2000.

      None of the above officers is related to one another. With respect to certain arrangements with certain officers of the Registrant relating to executive compensation, see section entitled "Executive Compensation - Certain Transactions" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

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

Quarter Ended	2000		1999		1998
	High	Low	High	Low	High	Low
March 31	$4.06	$1.75	$2.63	$1.88	$6.63	$4.13
June 30	$2.50	$1.50	$5.38	$2.50	$7.00	$4.75
September 30	$3.50	$1.25	$4.19	$2.00	$4.88	$3.63
December 31	$3.00	$2.06	$2.50	$1.50	$4.00	$1.75

      There were approximately 397 shareholders of record as of March 13, 2001.

      The Registrant has never declared a cash dividend on its Common Stock. Until August 8, 2000 the Registrant had always had a policy intending that the retention of earnings would be used to help finance the Registrant's expansion programs. On August 8, 2000 the Board of Directors of the Registrant approved a change in the dividend policy whereby dividends can be declared subject to Board approval. The Board of Directors has the discretionary power to declare dividends within the constraints of its loan agreement with the Bank of Louisville, which at December 31, 2000 limits the amount of the dividends that can be declared to approximately $380,000.

      On August 8, 2000, the Board of Directors of the Registrant also approved the repurchase of shares of its common stock. The stock repurchase program allows for the purchase of up to 200,000 shares of common stock at current market prices. In the fiscal year 2000, the Registrant repurchased 66,300 shares at an average share price of $2.31.

Item 6.        Selected Financial Data.

Selected Financial Data

	2000	1999	1998	1997	1996
(Amounts in Thousands, Except Per Share Data)
Year ended December 31:
Total revenue	$ 89,241	$ 77,498	$ 65,205	$ 45,212	$ 34,277

Income (loss) from operations	878	827	(543)	215	742

Earnings
per common share:
Basic	$ 0.26	$ 0.17	$ (0.26)	$ 0.07	$ 0.25

Assuming dilution	$ 0.26	$ 0.16	$ (0.26)	$ 0.07	$ 0.24

Cash dividends declared
Per common share	-	-	-	-	-

At year end:
Total assets	$ 19,805	$ 20,515	$ 18,288	$ 13,893	$ 9,439

Long-term notes payable	$ 1,694	$ 2,105	$ 2,613	$ 760	$ 5

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

General

      The Registrant continued to pursue a growth strategy in the waste management services arena servicing over 5,600 customer locations throughout the United States and Canada and building a base of approximately 2,300 vendors. This strategy will allow for diversity of business opportunities so that the Registrant is not as dependent upon the operating results of the recycling division. This diversity has helped to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets. Much of management's focus and attention now and in the future is directed towards the growth of the management services business segment through expansion in the existing markets and through an acquisition strategy. The Registrant is also focused on technology enhancements that can be provided to the new and existing customer base to further solidify customer relationships. Additionally, the Registrant is exploring strategic alliances and relationships that will enable it to effectively execute its growth and acquisition strategy.

      It is management's plan to expand in the management services segment in 2001. At the same time, the Registrant will be seeking more operational cost control, increased efficiency in the information technology area and emphasize sales and marketing efforts.

      Management continues to maintain and grow the recycling business within its existing structure and is not actively seeking any further acquisitions or mergers. It is the plan of management to maximize profits through the reduction of surplus inventory and fixed assets.

Liquidity and Capital Resources

      As of December 31, 2000, the Registrant held cash and cash equivalents of $1,395,882.

      The Registrant currently maintains a working capital line of credit with Bank of Louisville (BOL) in the amount of $3,000,000. Indebtedness under this credit facility accrues interest at BOL's prime rate as promulgated from time to time. The maturity date under this agreement is June 30, 2002. The Credit Line is collateralized by eligible accounts receivable of the Registrant. As of December 31, 2000, $2,750,000 was borrowed against the line of credit compared to no borrowings against the line at December 31, 1999.

      During 2000, the Registrant committed approximately $1,392,592 in fixed asset additions. In the recycling segment approximately $650,000 was committed for the down payments of a portable shear/baler and hydraulic crane, purchase of a new roll-off truck, purchase of several forklift trucks, and the rebuild of the main scale, a crane and the conveyor on the cardboard line. In the equipment sales, leasing and service segment, approximately $334,000 was capitalized as rental equipment to be located at customer sites. In the technology area, the Registrant capitalized the cost of internal personnel in the amount of $165,000 used to develop software to rewrite internal programs and the Registrant expended $239,000 to upgrade hubs, routers, servers, workstations and the telephone system.

      Existing cash flow from operations and available credit under the existing credit line are sufficient to meet the Registrant's cash needs in 2001, but will not enable the Registrant to pursue its acquisition strategy. The Registrant is currently exploring alternatives to generate cash to execute its growth and acquisition strategy.

Results of Operations

      The following table presents, for the years indicated, the percentage relationship which certain captioned items in the Registrant's Consolidated Statements of Operations bear to total revenues and other pertinent data:

Year ended December 31,	2000	1999	1998

Statements of Operations Data:
Total Revenue .......................................................	100.0%	100.0%	100.0%
Cost of Goods Sold ...............................................	92.1%	91.7%	94.2%
Selling, General and Administrative
Expenses .............................................................	6.9%	7.2%	6.6%
Income (Loss) from Operations ............................	1.0%	1.1%	(0.8)%

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      The revenue in 2000 was $89,241,473 representing an increase of $11,743,654 or 15.2% compared to 1999. The management services business grew 16.9% to $63,751,872 by increasing the same account and new account business serviced to over 4,200 accounts nationwide. Recycling revenues grew 14.4% to $22,903,751. The major products include the recycling of copper, aluminum and brass, referred to herein as non-ferrous scrap. Non-ferrous scrap revenue increased 30.9% from 1999 to 2000 on 18.9% more pounds shipped. The ferrous recycling business increased its revenues by 3.2% while tons shipped decreased by 8.5%. Revenue in the sales, service and leasing segment declined 12.5% or $368,525 from 1999 to 2000 due to two large equipment sales agreements in the fourth quarter of 1999 that were not replicated in the year 2000.

      The 2000 cost of goods sold was $82,188,059 increasing $11,098,128 or 15.6% compared to 1999 on revenue growth of 15.2%. The cost of goods sold in the recycling segment increased 22.6% from 1999 to 2000 on revenue growth of 14.4% due to increased shipments and purchase prices. Cost of goods sold in the management services segment increased 15.4% or $7,648,283 compared to a revenue increase of $9,225,560 or 16.9% from 1999 to 2000. Cost of sales in the equipment sales, leasing and service segment declined 24.6% compared to the sales decrease of 12.5% from 1999 to 2000. The mix of rental equipment versus sales of equipment increased during 2000 causing the actual cost of sales as a percentage to sales to decrease from 74.2% to 63.9% compared to 1999.

      The gross margin was $7,053,414 in 2000 representing an increase of $645,526 over 1999, or as a percentage of revenue, a 0.4% decrease. A slight increase in the gross margin as a percentage of revenue from 5.9% to 7.5% was realized in the management services area comparing 2000 to 1999. The recycling division experienced a decrease in gross margins as a percentage to sales from 12.0% in 1999 to 5.7% in 2000 due to product mix and commodity price fluctuations. Management is continually trying to improve gross margins by reducing the costs of its purchases and increasing the prices of its services and products. As a percentage of sales, margins in the equipment sales, service and leasing segment increased from 25.8% in 1999 to 36.1% in 2000. The gross margin contribution from this business segment increased $171,051 in 2000 compared to 1999 on reduced revenue, $2,585,850 in 2000 versus $2,954,375 in 1999.

      The selling, general and administrative expenses increased $594,836 from 1999 or 10.7%. As a percentage to revenue, expenses decreased from 7.2% in 1999 to 6.9% in 2000. Approximately one-half, or $300,000 of this increase was due to the one-time and non-recurring charges incurred in the second quarter of 2000 for separation agreements, restructuring charges and associated professional/legal fees. Without these charges, selling, general and administrative expenses would have been 6.6% as a percentage to revenue in 2000 or a 5.3% increase over 1999. During 2000 the Registrant incurred approximately $162,000 in personnel costs and start-up costs for the iR2 division. The Registrant could not capitalize these costs in connection with the redesign and rewrite of the software systems. The Registrant also incurred additional personnel costs for a partial year to hire a salesperson in the equipment sales, leasing and service segment. Personnel costs in the management services segment increased by $130,000 in 2000 compared to 1999 with the addition of a controller for a partial year and increased staffing due to volume increases. Management believes that its staffing in the management services segment combined with the redesigned system positions the Registrant to handle sizeable volumes of new business.

      Net profit after taxes increased from $321,335 in 1999 to $505,847 in 2000, which represents a 57.4% increase. Earnings per share, assuming dilution, increased from $.16 in 1999 to $.26 in 2000.

Financial Condition at December 31, 2000 Compared to December 31, 1999

      Trade accounts receivable decreased $8,690 to $8,739,174 at December 31, 2000 from December 31, 1999. Average days outstanding in 2000 were 35.9 days versus 41.2 days in 1999. This decrease reflects management's focus on improving working capital through the collection of accounts receivable.

      Inventory increased $5,168 from $2,185,994 to $2,191,162 representing a 0.2% increase. Inventory levels both ferrous and non-ferrous at Indiana, Inc. remained relatively the same in 2000 as compared to 1999. Ferrous inventory at December 31, 2000 was $278,582 higher than December 31, 1999. Management decided to limit shipments of ferrous items during the fourth quarter of 2000 due to the decline in the price index and not being able to obtain the desired gross margin levels. Non-ferrous inventory was $263,806 lower at December 31, 2000 versus December 31, 1999 as management focused on turning inventory faster.

      Accounts payable trade decreased $3,596,525 from December 31, 1999 to $10,126,353 as of December 31, 2000. This decrease is a direct reflection of the system enhancements that were implemented in the management services segment of the business. The Registrant now has the ability to process vendor payments on a more timely basis which has also enhanced customer service and customer goodwill.

      As of December 31, 2000, the Registrant had a working capital deficit of $711,774, which represents an increase of $49,748 from 1999. The working capital deficit at December 31, 1999 was $761,522. Total current assets decreased $573,002 due primarily to the decrease in cash of $992,929. Total current liabilities decreased $875,710 from December 31, 1999 to December 31, 2000 due to an increase in borrowings of $2,750,000 against the Registrant's line of credit and a decrease in trade accounts payable by $3,596,525.

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

      An additional expense of $140,880 had an adverse impact on operating results in 1999 due to a transaction between the Registrant and K&R that was later rescinded. The Registrant on behalf of K&R, paid $290,880 to satisfy a note payable that is secured by property owned by K&R. The audit discovered a miscommunication related to the transaction between the Registrant and K&R, which was presented to the Audit Committee. Upon further investigation, the Audit Committee recommended to the full Board a rescission of the transaction. In place of the rescinded transaction, the Registrant Board and K&R approved the setoff of a $150,000 obligation owed by the Registrant to K&R for the purchase of equipment against the $290,880 transaction funded by the Registrant on behalf of K&R. The net result was that K&R repaid the Registrant in May, 2000 the $140,880 (adjusted for interest) which was treated as additional paid-in-capital to complete the rescission of the payment made by the Registrant on behalf of K&R. The Registrant recorded the $140,880 as management consulting expense in 1999.

Financial Condition at December 31, 1999 Compared to December 31, 1998

      Trade accounts receivable increased $1,276,201 to $8,750,674 at December 31, 1999. This represents a 17.1% increase while overall revenue increased 18.9%. Average days outstanding in 1999 were 41.2 days versus 41.8 days in 1998. This slight decrease reflects management focus on improving working capital through the collection of accounts receivable.

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

Impact of Recently Issued Accounting Standards

      The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designed specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. The statement is not expected to have an impact on the Registrant's financial position or results of operations.

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

Item 11.        Executive Compensation *

Item 12.        Security Ownership of Certain Beneficial Owners and Management. *

Item 13.        Certain Relationships and Related Transactions. *

_____________________

*	The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 2001 Annual Meeting of Shareholders of the Registrant which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 14.        Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)       The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:

Page

	Report of Independent Auditors	F-1
	Consolidated Balance Sheets as of December 31, 2000 and 1999	F-2
Consolidated Statements of Operations for the years
	ended December 31, 2000, 1999 and 1998	F-3
Consolidated Statements of Shareholders' Equity for the
	years ended December 31, 2000, 1999 and 1998	F-4
Consolidated Statements of Cash Flows for the years
	ended December 31, 2000, 1999 and 1998	F-5
	Notes to Consolidated Financial Statements	F-6

(a)(2)	Consolidated Financial Statement Schedules.
Schedule II--Valuation and Qualifying Accounts for the
	Year ended December 31, 2000	F-20

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

(d)       Consolidated Financial Statement Schedules.

      Schedule II--Valuation and Qualifying Accounts for the year ended December 31, 2000 is incorporated by reference at page F-20 of the Consolidated Financial Statements of the Registrant.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated: March 30, 2001	By : /s/ Harry Kletter
Harry Kletter, Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief	March 30, 2001
Harry Kletter	Executive Officer (Principal Executive Officer)

/s/ Timothy W. Myers	President of Recycling and Chief	March 30, 2001
Timothy W. Myers	Operating Officer

/s/ John O. Tietjen	Chief Financial Officer	March 30, 2001
John O. Tietjen	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Jerrold R. Perchik	Director	March 30, 2001
Jerrold R. Perchik

/s/ Ted L. Cox	Director	March 30, 2001
Ted L. Cox

/s/ David W. Lester	Director	March 30, 2001
David W. Lester

/s/ Bruce A. Cannon	Director	March 30, 2001
Bruce A. Cannon

/s/ Alan Schroering	Director	March 30, 2001
Alan Schroering

/s/ Robert A. Otis	Director	March 30, 2001
Robert A. Otis

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant's report of Form 10-KSB for the year ended December 31, 1995.
3.2	**	Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's report on Form 10-KSB for the year ended December 31, 1995.
10.1	**	Independent Consulting Services Agreement -- Maxwell, dated as of March 31, 1995, and executed on June 25, 1996, by and between the Registrant and Douglas I. Maxwell, III ("Maxwell"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the Registration, filed on June 26, 1996 (File No. 333-06915).
10.2	**	Confidential Information and Non-Competition Agreement Independent Contractor -- Maxwell, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Maxwell, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).
10.3	**	Stock Option Agreement -- Maxwell, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Maxwell, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).
10.4	**	Independent Consulting Services Agreement -- Sullivan, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Neil C. Sullivan ("Sullivan"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).
10.5	**	Confidential Information and Non-Competition Agreement Independent Contractor -- Sullivan, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).
10.6	**	Stock Option Agreement -- Sullivan dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).
10.7	**	Acquisition of Assets Agreement -- TMG known as "The Metal Center" dated as of July 1, 1997, by and between the Registrant and The Metal Center set forth in an Asset Purchase Agreement, is incorporated by reference, as the sole Exhibit on Form 8-K of the Registrant, filed July 15, 1997 (File No. 0-20979).
10.8	**	Assignment of Contracts -- MGM Assignment dated September 4, 1997, by and between the Registrant and MGM Services, Inc. is incorporated by reference to Exhibit 10.11 of the Registrant's report on Form 10-K for the year ended December 31, 1997.
10.9	**	Employment Agreement -- Garber dated as of October 15, 1997, by and between the Registrant and Garber is incorporated by reference to Exhibit 10.12 of the Registrant's report on Form 10-K for the year ended December 31, 1997.
20
10.10	**	Lease Agreement -- K&R Lease dated January 1, 1998, by and between the Registrant and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of the Registrant, filed March 3, 1998 (File No. 0-20979).*
10.11	**	Consulting Agreement -- K&R Consulting Agreement dated as of January 2, 1998, by and between the Registrant and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of the Registrant, filed March 3, 1998 (File No. 0-20979).*
10.12	**	Amendment to Employment Agreement -- Garber dated as of February 5, 1998, by and between the Registrant and Garber, amending original agreement dated October 15, 1997 is incorporated by reference to Exhibit 10.15 of the Registrant's report on Form 10-K for the year ended December 31, 1997.
10.13	**	Stock Option Agreement, effective as of October 31, 1997, by and between the Registrant and Glenn Bierman is incorporated by reference herein to Exhibit 10.13 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.
10.14	**	Stock Option Agreement, effective as of October 27, 1997, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.14 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.
10.15	**	Stock Option Agreement, effective as of October 31, 1997, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.15 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.
10.16	**	Amendment No. 1 to Option Agreement, effective as of February 5, 1998, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.16 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.
10.17	**	Stock Option Agreement, effective as of February 16, 1998, by and between the Registrant and Harry Kletter is incorporated by reference herein to Exhibit 10.17 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.
10.18	**	Consulting Agreement - Lassak, dated as of June 2, 1998, by and between the Registrant and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.18 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.
10.19	**	Consulting Agreement -- JCA/AML, dated as of June 2, 1998, by and among the Registrant, Joseph Charles & Associates, Inc. and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.19 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.
10.20	**	Asset Purchase Agreement, effective as of June 1, 1998, by and among the Registrant, ISA Indiana, Inc., R.J. Fitzpatrick Smelters, Inc., and R.K. Fitzpatrick and Cheryl Fitzpatrick is incorporated by reference herein to Exhibit 10.20 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.
10.21	**	Lease Agreement, effective June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.21 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.
21
10.22	**	Environmental Indemnity Agreement, effective as of June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.22 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 1999.
10.23		Promissory Note dated May 8, 1997, from Registrant to Bank of Louisville in the original principal amount of $2,000,000.00.
10.24		Loan Agreement dated November 30, 2000, by and between the Registrant and Bank of Louisville.
10.25		Change in Terms Agreement dated November 30, 2000, by and between the Registrant and Bank of Louisville.
10.26		Change in Terms Agreement dated March 26, 2001, by and between the Registrant and Bank of Louisville.
11		Statement of Computation of Earnings Per Share (See Note 11 to Notes to Consolidated Financial Statements).

*Denotes a management contract of the Registrant required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K under the Securities Act of 1933, as amended.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiary
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiary at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

Our audit of the foregoing consolidated financial statements also included the schedule listed under item 14(a)(2). In our opinion, such schedule presents fairly the information required to be set forth therein.

Crowe, Chizek and Company LLP

Indianapolis, Indiana
February 9, 200

1.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2000 and 1999

	2000	1999
ASSETS
Current assets
Cash	$ 1,395,882	$2,388,811
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 and $190,000 in 2000 and 1999) (Notes 2 and 3)	8,739,174	8,747,864
Accounts receivable - related party (Note 6)	15,000	11,028
Employee loans	30,577	2,810
Income tax refund receivable	54,300	-
Net investment in sales-type leases (Note 5)	99,937	96,864
Inventories (Notes 1, 2 and 3)	2,191,162	2,185,994
Deferred income taxes (Note 4)	52,400	89,300
Other	261,604	143,327
Total current assets	12,840,036	13,665,998

Net property and equipment (Notes 1, 2 and 3)	5,544,859	5,409,046

Other assets
Non-compete agreements, net (Note 8)	405,892	608,248
Intangibles (net of accumulated amortization of $186,664
and $133,333 in 2000 and 1999)	613,337	666,668
Net investment in sales-type leases (Note 5)	352,897	121,676
Other assets	48,147	43,859
	1,420,273	1,440,451
	$19,805,168	$20,515,495
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Note payable to bank (Note 2)	$2,750,000	$ -
Current maturities of long-term debt (Note 3)	421,330	397,502
Accounts payable	10,126,353	13,722,878
Income tax payable Other current liabilities	-	131,867
	254,127	175,273
Total current liabilities	13,551,810	14,427,520

Long-term liabilities
Long-term debt (Note 3)	1,694,493	2,104,929
Deferred income taxes (Note 4)	159,400	157,800
	1,853,893	2,262,729
Shareholders' equity
Common stock, $.01 par value: 10,000,000 shares authorized, 1,957,500 shares issued and 1,863,300 and 1,929,600 shares outstanding in 2000 and 1999	19,575	19,575
Additional paid-in capital	1,891,651	1,669,963
Retained earnings	2,649,555	2,143,708
Treasury stock, 94,200 and 27,900 shares at cost in 2000 and 1999	(161,316)	(8,000)
	4,399,465	3,825,246
	$19,805,168	$20,515,495

See accompanying notes to consolidated financial statements.

2.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998

Revenue	$89,241,473	$77,497,819	$65,204,980

Cost of goods sold	82,188,059	71,089,931	61,457,890

Gross profit	7,053,414	6,407,888	3,747,090

Selling, general and administrative	6,175,341	5,580,505	4,290,368

Income (loss) from operations	878,073	827,383	(543,278)

Other income (expense)
Interest expense	(242,701)	(257,147)	(215,144)
Interest income	189,010	88,697	67,993
Gain (loss) on sale of assets	(2,059)	(6,359)	(367)
Other expense	(7,498)	(73,614)	(5,650)
	(63,248)	(248,423)	(153,168)

Income (loss) before income taxes	814,825	578,960	(696,446)

Income tax (provision) benefit (Note 4)	(308,978)	(257,625)	189,427

Net income (loss)	$ 505,847	$ 321,335	$ (507,019)

Earnings (loss) per share	$ .26	$ .17	$ (.26)

Earnings (loss) per share, assuming dilution	$ .26	$ .16	$ (.26)

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2000, 1999 and 1998

			Additional Paid-in Capital	Retained Earnings
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Cost	Total
Balance as of January 1, 1998	1,957,500	$19,575	$1,548,750	$2,329,392	27,900	$(8,000)	$3,889,717

Fair value of stock options issued for
consulting services provided to the Company	-	-	40,405	-	-	-	40,405

Net loss	-	-	-	(507,019)	-	-	(507,019)

Balance as of December 31, 1998	1,957,500	19,575	1,589,155	1,822,373	27,900	(8,000)	3,423,103

Fair value of stock options issued for
consulting services provided to the Company	-	-	80,808	-	-	-	80,808

Net income	-	-	-	321,335	-	-	321,335

Balance as of December 31, 1999	1,957,500	19,575	1,669,963	2,143,708	27,900	(8,000)	3,825,246

Repurchase of common stock	-	-	-	-	66,300	(153,316)	(153,316)

Fair value of stock options issued for
consulting services provided to the Company	-	-	80,808	-	-	-	80,808

Capital contribution	-	-	140,880	-	-	-	140,880

Net income	-	-	-	505,847	-	-	505,847

Balance as of December 31, 2000	1,957,500	$19,575	$1,891,651	$2,649,555	94,200	$(161,316)	$4,399,465

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2000, 1999 and 1998

	2000	1999	1998
Cash flows from operating activities
Net income (loss)	$505,847	$321,335	$(507,019)
Adjustments to reconcile net income (loss) to net cash from operating activities

Stock options granted for services	80,808	137,709	112,270
Depreciation and amortization Provision for doubtful accounts	1,439,145	1,417,199	1,173,448
	180,413	312,872	100,580
Deferred income taxes	38,500	68,500	(239,500)
Loss on sale of property and equipment	2,059	6,359	367
Change in assets and liabilities
Receivables	(257,762)	(1,460,842)	(2,486,139)
Inventories	(5,168)	329,358	(3,526)
Other current assets	(122,565)	219,044	(108,815)
Payables	(3,728,392)	4,086,209	3,569,103
Other current liabilities	78,854	54,352	(19,897)
Net cash from operating activities	(1,788,261)	5,492,095	1,590,872

Cash flows from investing activities
Proceeds from sale of property and equipment	71,262	213,438	-
Purchases of equipment under sales-type leases	(234,294)	(183,270)	-
Purchases of property and equipment	(1,392,592)	(1,726,778)	(2,140,168)
Other	-	-	283,699
Net cash from investing activities	(1,555,624)	(1,696,610)	(1,856,469)

Cash flows from financing activities
Net borrowings (payments) on note payable to bank	2,750,000	(1,850,000)	50,000
Proceeds from issuance of long-term debt	-	-	900,000
Proceeds from capital contribution	140,880	-	-
Payments on long-term debt	(386,608)	(570,742)	(166,169)
Purchase of common stock	(153,316)	-	-
Net cash from financing activities	2,350,956	(2,420,742)	783,831

Net change in cash	(992,929)	1,374,743	518,234

Cash at beginning of year	2,388,811	1,014,068	495,834

Cash at end of year	$1,395,882	$2,388,811	$1,014,068
Supplemental disclosure of cash flow information
Cash paid for interest	$242,147	$257,147	$215,144
Cash refunded for taxes	(53,988)	(65,726)	(1,614)

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

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

Revenue Recognition: The Company records revenue for its recycling and equipment sales divisions upon delivery of the related materials and equipment to the customer.

The Company's management services segment provides its customers evaluation, management, monitoring, auditing and cost reduction of its customer's non-hazardous solid waste removal activities. The Company recognizes revenue related to the management aspects of these services as the services are delivered. The segment also manages the specific waste hauling needs of its customers which includes subcontracting with waste haulers throughout the United States and Canada. Revenue related to this activity is recorded on a gross basis because the Company is ultimately responsible for service delivery, has discretion over the selection of the specific service provided and the amounts to be charged, and is directly obligated to the subcontractor for the services provided.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, ISA Indiana, Inc. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

Common Control: The Company conducts significant levels of business (see Note 6) with K&R Corporation, Inc. (K&R) which is owned by the Company's principal shareholder. Because these entities are under common control, operating results or financial position of the Company may be materially different from those that would have been obtained if the entities were autonomous.

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

6.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories: Inventories consist principally of waste equipment machinery and parts, and scrap materials held for resale and are stated at the lower of cost (first-in, first-out method) or market. Inventories as of December 31, 2000 and 1999 consist of the following:

	2000	1999
Equipment and parts	$ 77,039	$ 86,647
Ferrous materials	1,479,450	1,200,868
Non-ferrous materials	634,673	898,479

	$2,191,162	$2,185,994

Property and Equipment: Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property.

Property and equipment as of December 31, 2000 and 1999 consist of the following:

	Life	2000	1999
Equipment and vehicles	3-10 years	$6,410,382	$6,528,354
Office equipment	3-5 years	657,325	553,709
Rental equipment	5 years	1,727,070	1,462,805
Leasehold improvements	10-20 years	409,811	392,051
Construction in progress		742,814	126,287
		9,947,402	9,063,206
Accumulated depreciation and amortization		4,402,543	3,654,160
		$5,544,859	$5,409,046

Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $1,183,458, $1,161,511 and $968,937.

Intangible Assets: The excess of cost over fair value of assets acquired is being amortized over a period of 15 years using the straight-line method. Non-compete agreements are being amortized using the straight-line method over the benefit period of 5 years.

(Continued)

7.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings Per Share: Amounts reported as Earnings Per Share for each of the three years ended December 31, 2000 reflect the earnings available to common shareholders for the year divided by the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding for the year ended December 31, 2000, was 1,917,633 and for each of the years ended December 1999 and 1998 were 1,929,600.

Stock-Based Compensation and Transactions: Expense for employee compensation under stock option plans is reported only if options are granted below the market price at the grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 was used for stock-based compensation.

Fair Values of Financial Instruments: Fair value of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect the estimates. As of December 31, 2000 and 1999, the estimated fair value of financial instruments approximated book value.

NOTE 2 – NOTE PAYABLE TO BANK

At December 31, 2000 and 1999, the Company had a $3,000,000 operating line of credit collateralized by all Company assets. Interest is payable monthly on the outstanding principal balance at the Bank's prime rate (9.5% at December 31, 2000). The note matures in June 2002.

(Continued)

8.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 3 – LONG-TERM DEBT

Long-term debt as of December 31, 2000 and 1999 consists of the following:

	2000	1999
Note payable to a bank in monthly installments of $20,017 including interest at 8.58% through July 2003; secured by virtually all company assets and a personal guarantee of the principal shareholder.	$1,312,413	$1,432,385
Note payable to a bank in monthly installments of $18,520 including interest at bank's prime interest rate (9.5% at December 31, 2000) through August 2003; secured by virtually all company assets and a personal guarantee of the principal shareholder.	520,527	689,750
Note payable to R.J. Fitzpatrick for covenant not to compete payable in monthly installments of $10,500 including interest at 8.5% through June 2003; secured by virtually all company assets, which is subordinate to the bank's security agreement disclosed above.	282,883	380,296
	2,115,823	2,502,431
Current maturities	421,330	397,502
	$1,694,493	$2,104,929

The long-term debt requires annual principal payments as follows:

2001	$ 421,330
2002	459,170
2003	1,235,323

(Continued)

9.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 4 – INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31, 2000, 1999 and 1998:

	2000	1999	1998
Federal
Current	$159,349	$212,485	$21,213
Deferred	32,725	29,300	(219,280)
	192,074	241,785	(198,067)

State
Current	111,129	(23,360)	28,860
Deferred	5,775	39,200	(20,220)
	116,904	15,840	8,640

	$308,978	$257,625	$ (189,427)

A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows:

	2000	1999	1998

Federal income tax (benefit) at statutory rate	$277,041	$196,846	$(236,792)

State and local income taxes, net of federal income tax affect	32,267	34,738	5,700
Valuation allowance	-	(7,900)	7,900
Other differences, net	(330)	33,941	33,765
	$308,978	$257,625	$(189,427)

(Continued)

10.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 4 – INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

	2000	1999
Deferred tax liabilities
Tax depreciation in excess of book	$553,100	$465,300
Deferred tax assets
Property taxes	2,700	-
Allowance for doubtful accounts	41,700	79,300
Book amortization in excess of tax	168,600	56,000
Stock options	144,400	93,800
Alternative minimum tax credits	46,400	129,300
Inventory capitalization	8,500	10,000
State income taxes	33,800	28,400
	446,100	396,800
Net deferred tax liabilities	$107,000	$ 68,500

NOTE 5 – SALES-TYPE LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees.

Future lease payments receivable under sales-type leases at December 31, 2000 are as follows:

2001		$168,621
2002		156,921
2003		126,938
2004		89,238
2005		29,746
	Minimum lease payments receivable	571,464
	Less unearned income	(118,630)
	Net investment in sales-type leases	452,834
	Less current portion	99,937
		$352,897

(Continued)

11.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company's principal shareholder and an affiliated company wholly-owned by the Company's principal shareholder (K&R). A summary of these transactions is as follows:

	2000	1999	1998
Balance sheet accounts:
Accounts receivable	$15,000	$11,028
Income statement activity:
Rent expense	$450,000	$450,000	$450,000
Consulting fees	$240,000	$380,880	$240,000

The Company's Chairman is compensated through consulting fees shown above, under a consulting agreement with K&R.

In January 1998, the Company entered into an agreement with K&R for consulting services related to the scrap metal and paper recycling operations and related equipment sales and services. The agreement is for a 10-year period and requires payments of $240,000 annually. During 1999, the Company advanced K&R approximately $140,000 which has been recorded by the Company as additional consulting fees. During 2000, this advance was repaid to the Company and has been recorded as a capital contribution.

NOTE 7 – EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute a maximum of 15% of their annual salary. Under the plan, the Company matches 10% of each employee's voluntary contributions. The Company's contributions to the plan for 2000, 1999 and 1998 were $15,440, $6,296 and $11,126.

(Continued)

12.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 8 – ACQUISITIONS

On June 1, 1998, the Company entered an agreement with R.J. Fitzpatrick's Smelters (RJF) to purchase the business operations of RJF for $900,000, which approximated fair market value. Non-compete agreements of $511,782 represent the portion of the purchase price allocated to the agreement whereby the principal of RJF agreed not to compete with the Company for a period of five years. The cost is being amortized on the straight-line method over the term of the arrangement. The amount charged to expense in 2000, 1999 and 1998 was $202,356, $202,356, and $51,178. The results of operations are included in the statement of operations from the date of acquisition. The pro forma disclosures required by APB No. 16 are not material.

NOTE 9 – STOCK OPTION PLANS

During the years ended December 31, 2000, 1999 and 1998 the Company extended options to purchase shares of the Company's common stock to several of the Company's Officers and Outside Directors. The Company applies APB Opinion 25 in accounting for its employees' stock option agreements. Compensation costs are not recognized unless the exercise price of the options is below of the market value on the date of grant. As a result, compensation cost charged to operations in 1999, and 1998 totaled $56,901, and $71,875. There was no compensation charged to operations in 2000 related to these options.

The Company has an employee stock option plan under which the Company may grant options for up to 400,000 shares of common stock, which are reserved by the board of directors. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term of the option is five years.

Had compensation costs been recorded on the employee stock options on the basis of fair market value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

	2000	1999	1998
Net income (loss)
As reported	$505,847	$321,335	$ (507,019)
Pro forma	$407,792	$261,222	$ (551,944)
Basic Earnings Per Share
As reported	$ .26	$ .17	$ (.26)
Pro forma	$ .21	$ .14	$ (.29)

(Continued)

13.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 9 – STOCK OPTION PLANS (Continued)

	2000	1999	1998
Diluted Earnings Per Share
As reported	$ .26	$ .16	$ (.26)
Pro forma	$ .21	$ .13	$ (.28)

The above pro forma information is based on an estimated fair value of these stock options as of the date of grant using a Black-Scholes option pricing method with the following weighted average assumptions for 2000, 1999 and 1998: risk free interest rate ranging from 6.0% to 4.0%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock ranging from .48 to .68, and a weighted average expected life of the options ranging from 3 to 4 years.

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2000, 1999 and 1998:

	Number of Shares	Weighted Average Option Price Per Share	Option Price Per Share	Maximum Term of Options Granted	Weighted Average Grant Date Fair Value of Options

Balance as of January 1, 1998	245,000	$4.59	$1.00 to $5.00	2 to 10 years	$5.19

Granted	185,000	$6.38	$6.00 to $8.00	2 to 5 years	$2.19

Balance as of December 31, 1998	430,000	$5.36	$1.00 to $8.00	2 to 10 years	$3.90

Granted	75,000	$2.43	$2.25 to $2.50	10 years	$2.25

Expired	(120,000)	$5.00	$5.00	5 to 10 years	-

Balance as of December 31, 1999	385,000	$4.35	$1.00 to $8.00	2 to 10 years	$5.41

Granted	100,000	$2.50	$2.50	2 to 10 years	$ .68

Balance as of December 31, 2000	485,000

(Continued)

14.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 9 – STOCK OPTION PLANS (Continued)

As of December 31, 2000, the 485,000 options outstanding have exercise prices between $1.00 to $8.00 and a weighted-average remaining contractual life of 3.9 years.

NOTE 10 – LEASE COMMITMENTS

The Company leases its Louisville, Kentucky facility from a related party (see Note 6) under an operating lease expiring December 2007. This agreement provides for monthly payments of $37,500 through December 2007.

The Company leases real estate in Seymour, Indiana under an operating lease expiring June 2008. This agreement provides for monthly payments of $13,000.

Future minimum lease payments for operating leases as of December 31, 2000 are as follows:

2001	$ 606,000
2002	606,000
2003	606,000
2004	606,000
2005	606,000
Thereafter	1,212,000
Net minimum lease payments	$4,242,000

Total rent expense for the years ending December 31, 2000, 1999 and 1998 was $740,017, $700,598 and $605,021.

(Continued)

15.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 11 – SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND

FINANCING ACTIVITIES

The following noncash investing and financing activities occurred during the years ended December 31, 2000, 1999 and 1998.

	2000	1999	1998

Acquisition of equipment from K&R by issuing note payable	$-	$-	$250,000

Acquisition of RJ Fitzpatrick Smelters by issuing note payable	-	-	511,782

NOTE 12 – PER SHARE DATA

The following illustrates the computation for earnings per share and earnings per share assuming dilution.

	2000	1999	1998
Earnings per share
Net income (loss)	$ 505,847	$ 321,335	$ (507,019)
Weighted average shares outstanding	1,917,633	1,929,600	1,929,600
Basic earnings per share	$ .26	$ .17	$ (.26)

Earnings per share assuming dilution
Net income (loss)	$ 505,847	$ 321,335	$ (507,019)
Weighted average shares outstanding	1,917,633	1,929,600	1,929,600
Add dilutive effect of assumed exercising
of stock options	15,465	28,697	31,717
Diluted average shares outstanding	1,933,098	1,958,297	1,961,317
Earnings per share assuming dilution	$ .26	$ .16	$ (.26)

(Continued)

16.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 13 – SEGMENT INFORMATION

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

The Company's three reportable segments are determined by the products and services that each offers. The recycling segment generates its revenues based on buying and selling of ferrous, non-ferrous and fiber scrap; CWS's revenues consist of charges to customers for waste disposal services; and WESSCO sales and lease income comprise the primary source of revenue for this segment.

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses omitting any selling, general and administrative costs and income taxes.

Revenue from two CWS customers in 2000, 1999 and 1998 represents approximately 48%, 64% and 65% of CWS revenues. At December 31, 2000 and 1999, amounts due from these customers included in CWS accounts receivable were $4,414,142 and $3,999,495.

2000	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals

Recycling revenues	$22,903,751	$ -	$ -	$ -	$22,903,751
Equipment sales, services
and leasing revenues	-	-	2,585,850	-	2,585,850
Management fees	-	63,751,872	-	-	63,751,872
Cost of goods sold	(21,597,047)	(58,939,875)	(1,651,137)	-	(82,188,059)

Segment profit	$1,306,704	$ 4,811,997	$ 934,713	$ -	$7,053,414

(Continued)

17.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 13 – SEGMENT INFORMATION (Continued)

2000	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals

Cash	$ 283,400	$ 730,262	$ -	$382,220	$1,395,882
Accounts receivable	3,709,496	4,969,754	-	59,924	8,739,174
Inventory	2,114,123	-	77,039	-	2,191,162
Net property and
equipment	4,930,998	-	613,861	-	5,544,859
Non-compete
agreements, net	405,892	-	-	-	405,892
Intangibles	613,337	-	-	-	613,337
Other assets	2,037	46,110	-	866,715	914,862

Segment assets	$12,059,283	$5,746,126	$690,900	$1,308,859	$19,805,168

1999

Recycling revenues	$20,017,132	$ -	$ -	$ -	$20,017,132
Equipment sales, services
and leasing revenues	-	-	2,954,375	-	2,954,375
Management fees	-	54,526,312	-	-	54,526,312
Cost of goods sold	(17,607,626)	(51,291,592)	(2,190,713)	-	(71,089,931)

Segment profit	$2,409,506	$3,234,720	$ 763,662	$ -	$ 6,407,888

Cash	$242,511	$329,277	$ -	$1,817,023	$ 2,388,811
Accounts receivable	4,017,325	4,641,590	-	88,949	8,747,864
Inventory	2,099,347	-	86,647	-	2,185,994
Net property and
equipment	4,929,310	16,667	463,069	-	5,409,046
Non-compete
agreements, net	608,248	-	-	-	608,248
Intangibles	666,668	-	-	-	666,668
Other assets	4,584	39,275	-	465,005	508,864

Segment assets	$12,567,993	$ 5,026,809	$ 549,716	$2,370,977	$20,515,495

(Continued)

18.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000, 1999 and 1998

NOTE 13 – SEGMENT INFORMATION (Continued)

1998	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals

Recycling revenues	$19,167,893	$ -	$ -	$ -	$19,167,893
Equipment sales, services
and leasing revenues	-	-	1,930,869	-	1,930,869
Management fees	-	44,106,218	-	-	44,106,218
Cost of goods sold	(18,204,999)	(41,871,945)	(1,380,946)	-	(61,457,890)

Segment profit	$ 962,894	$ 2,234,273	$ 549,923	$ -	$ 3,747,090

19.

SUPPLEMENTARY INFORMATION

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARY
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2000 and 1999

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Description

Allowance for doubtful
accounts 2000 (deducted
from accounts receivable)	$190,000	$132,867	$47,546	$(270,413)	$100,000

Allowance for doubtful
accounts 1999 (deducted
from accounts receivable)	$116,000	$312,872	$27,327	$(266,199)	$190,000

20.