Form 10-Q
period 2001-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2001-05-14
CIK 4187

content="text/html; charset=iso-8859-1"> Industrial Services of America, Inc. 1st Qtr 2001 Form 10-Q

content="text/html; charset=iso-8859-1">

content="text/html; charset=iso-8859-1">

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period From _________ to ________

Commission File Number 0-20979

INDUSTRIAL SERVICES OF AMERICA, INC. (Exact Name of Registrant as specified in its Charter)

Florida (State or other jurisdiction of Incorporation or Organization)	59-0712746 (IRS Employer Identification No.)

7100 Grade Lane, PO Box 32428 Louisville, Kentucky 40232 (Address of principal executive offices)

(502) 368-1661 (Registrant's Telephone Number, Including Area Code)

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2001: 1,720,300.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

	INDEX

		Page No.
Part I	Financial Information

	Report of Independent Accountants	3

	Condensed Consolidated Balance Sheets
	March 31, 2001 and December 31, 2000	4

	Condensed Consolidated Statements of
	Operations Three months ended
	March 31, 2001 and 2000	6

	Condensed Consolidated Statements of
	Cash Flows Three months ended
	March 31, 2001 and 2000	7

	Notes to Condensed Consolidated
	Financial Statements	8

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	10

Part II	Other Information	12

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders Industrial Services of America, Inc. and Subsidiary Louisville, Kentucky

We have reviewed the condensed consolidated balance sheet of Industrial Services of America, Inc. as of March 31, 2001, and the related condensed consolidated statements of income and cash flows for the quarters ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the AICPA. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

Crowe, Chizek and Company LLP

Indianapolis, Indiana April 27, 2001

Part I – FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31, 2001	December 31, 2000
Current assets
Cash and cash equivalents	$ 980,660	$ 1,395,882
Accounts receivable - trade (after
allowance for doubtful accounts of
$141,522 and $100,000 in 2001 and
2000)	9,201,985	8,739,174
Accounts receivable - related party	-	15,000
Employee loans	27,857	30,577
Income tax refund receivable	-	54,300
Net investment in sales-type leases	103,764	99,937
Inventories	2,216,717	2,191,162
Deferred income taxes	71,355	52,400
Other	240,478	261,604

Total current assets	12,842,816	12,840,036

Net property and equipment	5,562,727	5,544,859

Other Assets
Non-compete agreements, net	355,303	405,892
Intangibles (net of accumulated
amortization of $199,997 and
$186,664 in 2001 and 2000)	600,004	613,337
Net investment in sales-type leases	325,469	352,897
Other Assets	49,742	48,147
	1,330,518	1,420,273

	$ 19,736,061	$ 19,805,168

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2001	December 31, 2000
Current liabilities
Note payable to bank	$ 2,750,000	$ 2,750,000
Current maturities of long-term debt	430,448	421,330
Accounts payable	10,210,833	10,126,353
Income tax payable	43,020	-
Other current liabilities	342,180	254,127
Total current liabilities	13,776,481	13,551,810

Long-term liabilities
Long-term debt	1,583,213	1,694,493
Deferred income taxes	109,016	159,400
	1,692,229	1,853,893

Stockholders' equity
Common stock, $.01 par value,
10,000,000 shares authorized 1,957,500
shares issued, 1,720,300 and 1,863,300
shares outstanding in 2001 and 2000	19,575	19,575
Additional paid-in capital	1,911,853	1,891,651
Retained earnings	2,785,802	2,649,555
Treasury stock, 237,200 and 94,200 shares
at cost in 2001 and 2000	(449,879)	(161,316)
	4,267,351	4,399,465
	$ 19,736,061	$ 19,805,168

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)

	2001	2000

Revenue	$ 23,251,853	$ 19,827,773

Cost of goods sold	21,259,698	18,027,086

Gross profit	1,992,155	1,800,687

Selling, general and administrative	1,736,129	1,588,916

Income from operations	256,026	211,771

Other expense	(68,343)	(17,599)

Income before income taxes	187,683	194,172

Provision for income taxes	51,436	56,901

Net income	$ 136,247	$ 137,271

Earnings per share	$0.08	$0.07

Earnings per share, assuming dilution	$0.08	$0.07

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)

	2001	2000
Cash flows from operating activities
Net income	$ 136,247	$ 137,271
Adjustments to reconcile net income to
net cash from operating activities:
Stock options granted for services	20,202	20,203
Depreciation and amortization	401,793	371,171
Provision for Doubtful Accounts	47,523	60,000
Deferred Income Tax	(69,339)	(60,100)
Gain on sale of property and equipment	(2,122)	-
Change in assets and liabilities
Receivables	(492,614)	250,038
Inventories	(25,555)	(394,884)
Other assets	19,531	(58,119)
Accounts payable	181,800	(1,284,536)
Other current liabilities	88,053	144,222
Net cash from operating activities	305,519	(814,734)

Cash flows from investing activities
Proceeds from sales-type leases	23,601	13,348
Proceeds from sale of property and equipment	6,500	-
Purchases of property and equipment	(360,117)	(95,275)
Net cash from investing activities	(330,016)	(81,927)

Cash flows from financing activities
Purchase of common stock	(288,563)	-
Payments on long-term debt	(102,162)	(93,818)
Net cash from financing activities	(390,725)	(93,818)

Net decrease in cash	(415,222)	(990,479)

Cash at beginning of year	1,395,882	2,388,811

Cash at end of period	$ 980,660	$ 1,398,332

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of March 31, 2001 and the results of its operations and changes in cash flow for the periods ended March 31, 2001 and 2000. Results of operations for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2000 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 on file with the Securities and Exchange Commission.

Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassifications had no effect on net income or retained earnings as previously reported.

NOTE 2 – SEGMENT INFORMATION

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

The Company's three reportable segments are determined by the products and services that each offers. The recycling segment generates its revenues based on buying and selling of ferrous and non-ferrous scrap, CWS's revenues consist of management fees charged to customers at a percentage of the total service provided, and WESSCO equipment sales and lease income comprise the primary source of revenue for this segment.

The Company evaluates segment performance based on profit or loss before income taxes and the evaluation process for each segment includes only direct expenses omitting any selling, general and administrative costs.

March 31, 2001	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Segment Totals

Recycling revenues	$ 5,097,184	$ -	$ -	$ 5,097,184
Equipment sales, service
and leasing revenues		-	607,019	607,019
Management fees	-	17,547,650	-	17,547,650
Cost of goods sold	(4,542,723)	(16,466,890)	(250,085)	(21,259,698)

Segment profit	$ 554,461	$ 1,080,760	$ 356,934	$ 1,992,155

March 31, 2000	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Segment Totals

Recycling revenues	$ 6,452,634	$ -	$ -	$ 6,452,634
Equipment sales, service
and leasing revenues	-		580,206	580,206
Management fees	-	12,794,933	-	12,794,933
Cost of goods sold	(5,555,816)	(12,086,936)	(384,334)	(18,027,086)

Segment profit	$ 896,818	$ 707,997	$ 195,872	$ 1,800,687

NOTE 3 - INVENTORIES

Inventories consist of the following:
	March 31, 2001	December 31, 2000
Equipment and parts	$ 141,614	$ 77,039
Ferrous materials	1,410,550	1,479,450
Non-ferrous materials	664,553	634,673

Total inventories	$ 2,216,717	$ 2,191,162

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of March 31, 2001 the Registrant held cash and cash equivalents of $980,660.

The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 75.5% and 64.5% of the Registrant's total revenues for the quarters ended March 31, 2001 and 2000.

The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $3,000,000. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2002. At March 31, 2001 there was $2,750,000 drawn against this line of credit.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:
Quarter ended March 31,
	2001	2000
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	91.4%	90.9%
Selling, general and administrative expenses ..................................	7.5%	8.0%
Income from operations ...................................................................	1.1%	1.1%

Quarter ended March 31, 2001 compared to quarter ended March 31, 2000

Total revenue increased $3,424,080 or 17.3% to $23,251,853 in 2001 compared to $19,827,773 in 2000. Recycling revenue decreased $1,355,450 or 21.0% to $5,097,184 in 2001 compared to $6,452,634 in 2000. This is primarily due to the decline of commodity prices of approximately 20% in the Ferrous market and 5% in the Non-Ferrous market from the first quarter of 2000 compared to the first quarter of 2001. Management services revenue increased $4,752,717 or 37.1% to $17,547,650 in 2001 compared to $12,794,933 in 2000. This is due to an increase in the number of units managed. Equipment, service and leasing revenue increased $26,813 or 4.6% to 607,019 in 2001 compared to $580,206 in 2000. This small increase was due to the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention. Service and leasing revenues increased $119,057 or 42.4% offset by a decrease in equipment sales of $96,229 or 31.9%.

Total cost of goods sold increased $3,232,612 or 17.9% to $21,259,698 in 2001 compared to $18,027,086 in 2000. Recycling cost of goods sold decreased $1,013,093 or 18.2% to $4,542,723 in 2001 compared to $5,555,816 in 2000. Management services cost of goods sold increased $4,379,954 or 36.2% to $16,466,890 in 2001 compared to $12,086,936 in 2000. Equipment, service and leasing cost of goods sold decreased $134,249 or 34.9% to $250,085 in 2001 compared to $384,334 in 2000. This decrease was primarily due to the continued effort to lease equipment as equipment sales involve higher cost of goods sold.

Total gross profit increased $191,468 or 10.6% to $1,992,155 in 2001 compared to $1,800,687 in 2000. Recycling gross profit decreased $342,357 or 38.2% to $554,461 in 2001 compared to $896,818 in 2000. Management services gross profit increased $372,763 or 52.7% to $1,080,760 in 2001 compared to $707,997 in 2000. Equipment, service and leasing gross profit increased $161,062 or 82.2% to 356,934 in 2001 compared to $195,872 in 2000.

Selling, general and administrative expenses increased $147,213 or 9.3% to $1,736,129 in 2001 compared to $1,588,916 in 2000. This increase is primarily due to the addition of an Information Technology department in the second quarter of 2000.

Financial condition at March 31, 2001 compared to December 31, 2000

Accounts receivable trade before allowances for doubtful accounts increased $504,333 or 5.7% to $9,343,507 in 2001 compared to $8,839,174 in 2000. This is due to an increase in total revenue of $3,424,080 or 17.3% to $23,251,853 in the first quarter of 2001 compared to $19,827,773 in the first quarter of 2000.

Accounts payable trade increased $84,480 or 0.8% to $10,210,833 in 2001 compared to $10,126,353 in 2000. This minor increase is an indication that the system enhancements implemented in the management services segment during the third quarter of 2000 continue to provide timely processing of vendor payments.

Working capital decreased $221,891 or 31.1% to a deficit of $933,665 in 2001 compared to a deficit of $711,774 in 2000. This is primarily due to the financing of fixed assets, which generate leasing revenue with short-term debt. It is the intention of the Registrant to secure a long-term debt facility during the second quarter of 2001 to use as an equipment leasing line of credit rather than using the existing line of credit.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

PART II – OTHER INFORMATION

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

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: May 11, 2001	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

13