Form 10-Q
period 2001-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2001-08-03
CIK 4187

content="text/html; charset=iso-8859-1"> Industrial Services of America, Inc. Form 10-Q 2q 2001
FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
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

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2001: 1,698,300

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

INDEX

		Page No.
Part I	Financial Information

	Report of Independent Accountants	3

	Condensed Consolidated Balance Sheets
	June 30, 2001 and December 31, 2000	4

	Condensed Consolidated Statements of
	Income Three months ended
	June 30, 2001 and 2000	6

	Condensed Consolidated Statements of
	Income Six months ended
	June 30, 2001 and 2000	7

	Condensed Consolidated Statements of
	Cash Flows Six months ended
	June 30, 2001 and 2000	8

	Notes to Condensed Consolidated
	Financial Statements	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	11

Part II	Other Information	14

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiary
Louisville, Kentucky

We have reviewed the condensed consolidated balance sheet of Industrial Services of America, Inc. as of June 30, 2001, the condensed consolidated statement of cash flows for the six month period ended June 30, 2001 and 2000, and the related condensed consolidated statements of income for the three month and six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
July 16, 2001

PART I – FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30,	December 31,
Current assets	2001	2000
Cash and cash equivalents	$ 1,605,287	1,395,882
Accounts receivable – trade (after allowance for doubtful
accounts of $41,840 and $100,000 in 2001 and 2000)	9,905,532	8,739,174
Accounts receivable - related party	-	15,000
Employee loans	25,665	30,577
Income tax refund receivable	-	54,300
Net investment in sales type leases	107,760	99,937
Inventories	2,158,892	2,191,162
Deferred income taxes	71,355	52,400
Other	185,371	261,604
Total current assets	14,059,862	12,840,036
Net property and equipment	5,639,808	5,544,859
Other assets
Non-compete agreements, net	304,714	405,892
Intangibles (net of accumulated amortization of $213,329
and $186,663 in 2001 and 2000)	586,671	613,337
Net investment in sales-type leases	296,977	352,897
Other assets	116,133	48,147
Total other assets	1,304,495	1,420,273
	$21,004,165	$19,805,168

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2001	2000
Current liabilities
Note payable to bank	$1,500,000	2,750,000
Current maturities of long-term debt	729,031	421,330
Accounts payable	10,975,205	10,126,353
Income tax payable	163,654	-
Other current liabilities	348,674	254,127
Total current liabilities	13,716,564	13,551,810
Long-term liabilities
Long-term debt	2,815,618	1,694,493
Deferred income taxes	109,016	159,400
	2,924,634	1,853,893
Shareholders' equity
Common stock, $.01 par value: 10,000,000 shares authorized,
1,957,500 shares issued and 1,698,300 and 1,863,300
shares outstanding in 2001 and 2000	19,575	19,575
Additional paid-in capital	1,925,321	1,891,651
Retained earnings	2,914,290	2,649,555
Treasury stock, 259,200 and 94,200 shares
at cost in 2001 and 2000	(496,219)	(161,316)
	4,362,967	4,399,465
	$21,004,165	$19,805,168

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

	2001	2000

Revenue	$25,820,543	$23,919,770

Cost of Goods Sold	23,890,515	21,879,978

Gross Profit	1,930,028	2,039,792

Selling, General and Administrative Expenses	1,614,352	1,836,626

Income from Operations	315,676	203,166

Other Income (Expense)	(61,394)	27,140

Income before Taxes	254,282	230,306

Provision for Income Taxes	125,790	67,523

Net Income	$ 128,492	$ 162,783

Earnings Per Share	$0.07	$0.08

Earnings Per Share, assuming dilution	$0.07	$0.08

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

	2001	2000

Revenues	$49,072,396	$43,747,543

Cost of Goods Sold	45,150,213	39,907,064

Gross Profit	3,922,183	3,840,479

Selling, General and Administrative Expenses	3,350,481	3,425,542

Income from Operations	571,702	414,937

Other Income (Expense)	(129,737)	9,541

Income before Taxes	441,965	424,478

Provision for Income Taxes	177,226	124,424

Net Income	$ 264,739	$ 300,054

Earnings Per Share	$0.15	$0.16

Earnings Per Share, assuming dilution	$0.15	$0.16

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)

	2001	2000
Cash flows from operating activities
Net income	$264,739	$300,054
Adjustments to reconcile net income to
net cash from operating activities
Stock options granted for services	33,670	40,404
Depreciation and amortization	808,257	729,150
Loss from sale of property and equipment	2,987	23,500
Provision for doubtful accounts	73,914	120,000
Deferred income taxes	(69,339)	(167,300)
Change in assets and liabilities
Receivables	(1,166,060)	(424,443)
Inventories	32,270	(109,093)
Other assets	8,247	(49,302)
Accounts payable	848,853	(233,924)
Other current liabilities	258,195	(37,665)
Net cash from operating activities	1,095,733	191,381

Cash flows from investing activities
Proceeds from sale of property and equipment	6,500	7,500
Purchases of property and equipment	(784,848)	(451,952)
Purchases of equipment under sales-type leases	-	(287,874)
Proceeds from sales of sales-type leases	48,097	27,097
Net cash from investing activities	(730,251)	(705,229)

Cash flows from financing activities
Proceeds from long-term debt	1,500,000	-
Proceeds from capital contribution	-	140,880
Payments on note payable to bank	(1,250,000)	-
Payments on long-term debt	(71,174)	(188,853)
Purchases of treasury stock	(334,903)	-
Net cash from financing activities	(156,077)	(47,973)

Net increase (decrease) in cash	209,405	(561,821)

Cash at beginning of period	1,395,882	2,388,811

Cash at end of period	$1,605,287	$1,826,990

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of June 30, 2001 and the results of its operations and changes in cash flows for the periods ended June 30, 2001 and 2000. Results of operations for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 2000 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 on file with the Securities and Exchange Commission.

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

			Waste
		Computerized	Equipment
For the six months ending	ISA	Waste	Sales &	Segment
JUNE 30, 2001	Recycling	Systems	Services	Totals

Recycling revenues	$10,434,237	$ -	$ -	$10,434,237
Equipment sales, service
and leasing revenues	-	-	1,184,063	1,184,063
Management revenue	-	37,454,096	-	37,454,096
Cost of goods sold	(9,426,355)	(35,231,736)	(492,122)	(45,150,213)

Segment profit	$1,007,882	$ 2,222,360	$ 691,941	$ 3,922,183

For the six months ending
JUNE 30, 2000

Recycling revenues	$13,043,170	$ -	$ -	$13,043,170
Equipment sales, service
and leasing revenues	-	-	1,161,882	1,161,882
Management revenue	-	29,542,491	-	29,542,491
Cost of goods sold	(11,573,323)	(27,628,707)	(705,034)	(39,907,064)

Segment profit	$1,469,847	$ 1,913,784	$ 456,848	$ 3,840,479

3. Inventories

Inventories consist of the following:

	June 30,	December 31,
	2001	2000

Equipment and parts	$ 291,188	$ 77,039
Ferrous materials	1,259,170	1,479,450
Non-ferrous materials	608,534	634,673

Total inventories	$2,158,892	$ 2,191,162

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of June 30, 2001 the Registrant held cash and cash equivalents of $1,605,287.

The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 76.3% and 67.5% of the Registrant's total revenues for the six months ended June 30, 2001 and 2000.

The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $3,000,000. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2002. As of June 30, 2001, there was $1,500,000 drawn against this line of credit.

The Registrant secured a long-term debt facility of $1,500,000 during the second quarter of 2001. The Registrant also secured two additional lines of credit of $250,000 each to be used primarily for purchasing new rental equipment. The collateral for this debt is primarily rental equipment, which has an original cost value of $1,351,165 as of June 30, 2001.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Income bear to total revenues and other pertinent data:

	Six Months ended June 30,
	2001	2000
Statements of Income Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	92.0%	91.2%
Selling, general and administrative expenses	6.8%	7.8%
Income from operations	1.2%	1.0%

Six months ended June 30, 2001 compared to six months ended June 30, 2000

Total revenue increased $5,324,853 or 12.2% to $49,072,396 in 2001 compared to $43,747,543 in 2000. Management services revenue increased $7,911,605 or 26.8% to $37,454,096 in 2001 compared to $29,542,491 in 2000. This is due to an increase in the number of units managed. Recycling revenue decreased $2,608,933 or 20.0% to $10,434,237 in 2001 compared to $13,043,170 in 2000. This is primarily due to the decline of commodity prices of approximately 18% in the Ferrous market and 2% in the Non-Ferrous market from the first six months of 2000 compared to the first six months of 2001. Equipment, service and leasing revenue increased $22,181 or 1.9% to $1,184,063 in 2001 compared to $1,161,882 in 2000. This small increase was due to the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention. Service and leasing revenues increased $156,577 or 27.0% offset by a decrease in equipment sales of $139,584 or 23.8%.

Total cost of goods sold increased $5,243,149 or 13.1% to $45,150,213 in 2001 compared to $39,907,064 in 2000. Management services cost of goods sold increased $7,603,029 or 27.5% to $35,231,736 in 2001 compared to $27,628,707 in 2000. Recycling cost of goods sold decreased $2,146,968 or 18.6% to $9,426,355 in 2001 compared to $11,573,323 in 2000. Equipment, service and leasing cost of goods sold decreased $212,912 or 30.2% to $492,122 in 2001 compared to $705,034 in 2000. This decrease was primarily due to the continued effort to lease equipment as equipment sales involve higher cost of goods sold.

Total gross profit increased $81,704 or 2.1% to $3,922,183 in 2001 compared to $3,840,479 in 2000. Management services gross profit increased $308,576 or 16.1% to $2,222,360 in 2001 compared to $1,913,784 in 2000. Recycling gross profit decreased $461,965 or 31.4% to $1,007,882 in 2001 compared to $1,469,847 in 2000. Equipment, service and leasing cost of goods sold increased $235,093 or 51.5% to $691,941 in 2001 compared to $456,848 in 2000.

Selling, general and administrative expenses decreased $75,061 or 2.2% to $3,350,481 in 2001 compared to $3,425,542 in 2000. One-time charges of $331,350 were taken in the second quarter of 2000. Without this one-time charge, selling, general and administrative expenses would have increased $256,289 or 8.3% to $3,350,481 in 2001 compared to $3,094,192 in 2000.

This increase was primarily due to the addition of an Information Technology department in the second quarter of 2000. As a percentage of total revenue, selling, general and administrative expenses were 6.8% in 2001 compared to 7.8% in 2000.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Total revenue increased $1,900,773 or 7.9% to $25,820,543 in 2001 compared to $23,919,770 in 2000. Management services revenue increased $3,158,888 or 18.9% to $19,906,446 in 2001 compared to $16,747,558 in 2000. This is due to an increase in the number of units managed. Recycling revenue decreased $1,253,483 or 19.0% to $5,337,053 in 2001 compared to $6,590,536 in 2000. This is primarily due to the decline of commodity prices of approximately 12% in the Ferrous market and 1% in the Non-Ferrous market from the second quarter of 2000 compared to the second quarter of 2001. Equipment, service and leasing revenue decreased $4,632 or 0.8% to $577,044 in 2001 compared to $581,676 in 2000. This small increase was due to the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention. Service and leasing revenues increased $37,520 or 12.6% offset by a decrease in equipment sales of $43,355 or 15.3%.

Total cost of goods sold increased $2,010,537 or 9.2% to $23,890,515 in 2001 compared to $21,879,978 in 2000. Management services cost of goods sold increased $3,223,075 or 20.7% to $18,764,846 in 2001 compared to $15,541,771 in 2000. Recycling cost of goods sold decreased $1,133,875 or 18.8% to $4,883,632 in 2001 compared to $6,017,507 in 2000. Equipment, service and leasing cost of goods sold decreased $78,663 or 24.5% to $242,037 in 2001 compared to $320,700 in 2000.

Total gross profit decreased $109,764 or 5.4% to $1,930,028 in 2001 compared to $2,039,792 in 2000. Management services gross profit decreased $64,187 or 5.3% to $1,141,600 compared to $1,205,787 in 2000. Recycling gross profit decreased $119,608 or 20.9% to $453,421 in 2001 compared to $573,029 in 2000. Equipment, service and leasing cost of goods sold increased $74,031 or 28.4% to $335,007 in 2001 compared to $260,976 in 2000.

Selling, general and administrative expenses decreased $222,274 or 12.1% to $1,614,352 in 2001 compared to $1,836,626 in 2000. One-time charges of $331,350 were taken in the second quarter of 2000. Without this one-time charge, selling, general and administrative expenses would have increased $109,076 or 7.2% to $1,614,352 in 2001 compared to $1,505,276 in 2000. This increase was primarily due to the addition of an Information Technology department in the second quarter of 2000. As a percentage of total revenue, selling, general and administrative expenses were 6.3% in 2001 compared to 7.7% in 2000.

Financial Condition at June 30, 2001 compared to December 31, 2000

Accounts receivable-trade after allowances for bad debt increased $1,166,358 or 13.3% to $9,905,532 in 2001 compared to $8,739,174 in 2000. This is due to an increase in volume.

Accounts payable trade increased $848,852 or 8.4% to $10,975,205 in 2001 compared to $10,126,353 in 2000. This is due to an increase in volume.

Working capital increased $1,055,072 to $343,298 in 2001 compared to a deficit of $711,774 in 2000. This is primarily due to the securing of a long-term debt facility of $1,500,000 during the second quarter of 2001.

Impact of Recently Issued Accounting Standards

The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," in June 1998. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designed specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. The statement has not had an impact on the Registrant's financial position or results of operations.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) At the Annual Meeting of Shareholders held on May 24, 2001, the following proposals were adopted by the margins indicated:

(b) PROPOSAL 1: Annual Election of Directors. Harry Kletter, the Company's Chairman and Chief Executive Officer, Bruce A. Cannon, Ted Cox, Jerrold R. Perchik and James E. Vining were elected to one-year terms to the Board of Directors. With the exception of Mr. Vining, the Nominating Committee prior to the mailing of the Proxy Statement had nominated the elected directors. David Lester, the other nominee listed in the Proxy Statement, indicated that he would not be available to serve on the Board of Directors. Consequently, the Board of Directors nominated Mr. Vining on May 24, 2001, prior to the annual meeting of shareholders, to serve as the fifth director of the Company.

	For	Against	Broker Non- Votes And Abstentions

Harry Kletter	1,630,742	1,000	71,558
Bruce A. Cannon	1,631,752		71,548
Ted L. Cox	1,631,752		71,548
David W. Lester	609,151		1,094,149
Jerrold R. Perchik	1,631,752		71,548
James E. Vining	1,022,601		680,699

(c)	PROPOSAL 2: Confirmation of Crowe Chizek & Company LLP as the Company's independent auditors.

For	Against	Broker Non- Votes And Abstentions

1,631,252		72,048

Item 5.	Other Information

	(a)	Effective July 2, 2001, Timothy W. Myers resigned from his position as Chief Operating Officer with the Registrant.

The Registrant promoted two individuals as follows: Robert Cuzzort to Chief Operating Officer and Alan L. Schroering to Chief Financial Officer. John O. Tietjen remains as a Senior Vice President and Corporate Secretary of the Registrant.

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits

		Exhibit 10.27	Promissory Note dated May 31, 2001 from Registrant to Bank of Louisville in the amount of $1,500,000.

		Exhibit 10.28	Promissory Note dated May 31, 2001 from Registrant to Bank of Louisville in the amount of $250,000.

		Exhibit 10.29	Promissory Note dated May 31, 2001 from Registrant to Bank of Louisville in the amount of $250,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: August 3, 2001	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

