Form 10-Q
period 2001-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2001-11-13
CIK 4187

content="text/html; charset=iso-8859-1"> Industrial Services of America Form 10-Q, 3 Qtr 2001
FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
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

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2001: 1,660,400

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY

INDEX

		Page No.

Part I	Financial Information

	Report of Independent Accountants	3

	Condensed Consolidated Balance Sheets
	September 30, 2001 and December 31, 2000	4

	Condensed Consolidated Statements of
	Operations Three months ended
	September 30, 2001 and 2000	6

	Condensed Consolidated Statements of
	Operations Nine months ended
	September 30, 2001 and 2000	7

	Condensed Consolidated Statements of
	Cash Flows Nine months ended
	September 30, 2001 and 2000	8

	Notes to Condensed Consolidated
	Financial Statements	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	11

Part II	Other Information	14

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders Industrial Services of America, Inc. and Subsidiary Louisville, Kentucky

We have reviewed the condensed consolidated balance sheet of Industrial Services of America, Inc. as of September 30, 2001, the condensed consolidated statement of cash flows for the nine month periods ended September 30, 2001 and 2000, and the related condensed consolidated statements of operations for the three month and nine month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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
October 26, 2001

PART I – FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	September 30, 2001	December 31, 2000
Current assets
Cash and cash equivalents	$ 1,481,929	1,395,882
Accounts receivable – trade (after allowance for doubtful
accounts of $63,672 and $100,000 in 2001 and 2000)	7,912,968	8,739,174
Accounts receivable - related party	-	15,000
Employee loans	17,035	30,577
Income tax refund receivable	-	54,300
Net investment in sales type leases	107,613	99,937
Inventories	2,084,565	2,191,162
Deferred income taxes	71,355	52,400
Other	50,711	261,604
Total current assets	11,726,176	12,840,036

Net property and equipment	6,243,272	5,544,859

Other assets
Non-compete agreements, net	254,125	405,892
Intangibles (net of accumulated amortization of $226,662 and
$186,663 in 2001 and 2000)	573,338	613,337
Net investment in sales-type leases	310,127	352,897
Other assets	133,082	48,147
Total other assets	1,270,672	1,420,273

	$ 19,240,120	$19,805,168

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2001	December 31, 2000
Current liabilities
Note payable to bank	$2,750,000	$2,000,000
Current maturities of long-term debt	744,028	421,330
Accounts payable	9,291,872	10,126,353
Income tax payable	15,637	-
Other current liabilities	356,035	254,127
Total current liabilities	12,407,572	13,551,810

Long-term liabilities
Long-term debt	2,624,063	1,694,493
Deferred income taxes	109,016	159,400
	2,733,079	1,853,893

Shareholders' equity
Common stock, $.01 par value: 10,000,000 shares authorized,
1,957,500 shares issued and 1,660,400 and 1,863,300
shares outstanding in 2001 and 2000	19,575	19,575
Additional paid-in capital	1,925,321	1,891,651
Retained earnings	2,736,696	2,649,555
Treasury stock, 297,100 and 94,200 shares
at cost in 2001 and 2000	(582,123)	(161,316)
	4,099,469	4,399,465
	$19,240,120	$19,805,168
See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

	2001	2000

Revenue	$22,905,207	$23,850,093

Cost of goods sold	21,475,592	21,943,848

Gross profit	1,429,615	1,906,245

Selling and administrative expenses	1,681,590	1,573,627

Income (loss) from operations	(251,975)	332,618

Other expense	(44,755)	(6,676)

Income (loss) before income taxes	(296,730)	325,942

Income tax provision (benefit)	(119,132)	170,136

Net income (loss)	$ (177,598)	$ 155,806

Earnings per share	$ (0.10)	$ 0.08

Earnings per share, assuming dilution	$ (0.10)	$ 0.08

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

	2001	2000

Revenues	$71,977,603	$67,597,636

Cost of goods sold	66,625,805	61,850,912

Gross profit	5,351,798	5,746,724

Selling and administrative expenses	5,032,071	4,999,169

Income from operations	319,727	747,555

Other income (expense)	(174,492)	2,865

Income before income taxes	145,235	750,420

Income tax provision	58,094	294,560

Net income	$ 87,141	$ 455,860

Earnings per share	$ 0.05	$ 0.24

Earnings per share, assuming dilution	$ 0.05	$ 0.24

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)

	2001	2000

Cash flows from operating activities
Net income	$ 87,141	$ 455,860
Adjustments to reconcile net income to
net cash from operating activities
Stock options granted for services	33,670	85,605
Depreciation and amortization	1,232,573	1,082,864
Loss from sale of property and equipment	521	34,867
Provision for doubtful accounts	98,319	167,545
Deferred income taxes	(69,339)	(151,400)
Changes in assets and liabilities
Receivables	810,729	(866,175)
Inventories	106,597	157,505
Other assets	125,958	18,456
Accounts payable	(834,481)	(1,163,919)
Other current liabilities	117,545	39,831
Net cash from operating activities	1,709,233	(138,961)

Cash flows from investing activities
Proceeds from sale of property and equipment	34,300	6,581
Purchases of property and equipment	(1,774,041)	(1,273,956)
Proceeds from sales of sales-type leases	35,094	42,155
Net cash from investing activities	(1,704,647)	(1,225,220)

Cash flows from financing activities
Net proceeds (payments) from note payable to bank	(750,000)	1,000,000
Proceeds from long-term debt	1,670,000	-
Proceeds from capital contribution	-	140,880
Payments on long-term debt	(417,732)	(285,218)
Purchases of treasury stock	(420,807)	(29,741)
Net cash from financing activities	81,461	825,921

Net increase (decrease) in cash	86,047	(538,260)

Cash at beginning of period	1,395,882	2,388,811

Cash at end of period	$ 1,481,929	$ 1,850,551

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of September 30, 2001 and the results of its operations and changes in cash flows for the periods ended September 30, 2001 and 2000. Results of operations for the period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited 2000 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 on file with the Securities and Exchange Commission.

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

The Company's three reportable segments are determined by the products and services that each offers. The recycling segment generates its revenues based on buying and selling of ferrous and non-ferrous scrap, CWS's revenues consist of management fees charged to customers for services provided, and WESSCO sales and lease income comprise the primary source of revenue for this segment.

The Company evaluates segment performance based on profit or loss before income taxes and the evaluation process for each segment includes only direct expenses omitting any selling, general and administrative costs.

For the nine months ending September 30, 2001	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Segment Totals

Recycling revenues	$15,157,132	$ -	$ -	$15,157,132
Equipment sales, service
and leasing revenues	-	-	1,736,776	1,736,776
Management revenue	-	55,083,695	-	55,083,695
Cost of goods sold	(13,826,907)	(52,044,758)	(754,140)	(66,625,805)

Segment profit	$ 1,330,225	$ 3,038,937	$ 982,636	$ 5,351,798

For the nine months ending September 30, 2000

Recycling revenues	$18,796,431	$ -	$ -	$18,796,431
Equipment sales, service and
leasing revenues	-	-	1,776,041	1,776,041
Management revenue	-	47,025,164	-	47,025,164
Cost of goods sold	(16,793,327)	(43,992,261)	(1,065,324)	(61,850,912)

Segment profit	$ 2,003,104	$ 3,032,903	$ 710,717	$ 5,746,724

3. Inventories

Inventories consist of the following:

		September 30, 2001		December 31, 2000

Equipment and parts		$ 174,012		$ 77,039
Ferrous materials		1,406,715		1,479,450
Non-ferrous materials		503,838		634,673

Total inventories		$ 2,084,565		$ 2,191,162

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of September 30, 2001 the Registrant held cash and cash equivalents of $1,481,929.

The Registrant derives its revenues from several sources, including management services, equipment sales, services and leasing and from its recycling operations. Management services comprised approximately 76.5% and 69.6% of the Registrant's total revenues for the nine months ended September 30, 2001 and 2000.

The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $3,000,000. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2002. As of September 30, 2001, there was $2,000,000 drawn against this line of credit.

The Registrant secured a long-term debt facility of $1,500,000 during the second quarter of 2001. This facility has a variable interest rate of prime. The Registrant also secured two additional lines of credit of $250,000 each to be used primarily for purchasing new rental equipment. The collateral for this debt is primarily rental equipment, which has an original cost value of $1,482,918 as of September 30, 2001.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

			Nine Months ended September 30,
			2001	2000
Statements of Operations Data:
Total Revenue........................................................................			100.0%	100.0%
Cost of goods sold................................................................			92.6%	91.5%
Selling, general and administrative expenses...........................			7.0%	7.4%
Income from operations.........................................................			0.4%	1.1%

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

Total revenue increased $4,379,967 or 6.5% to $71,977,603 in 2001 compared to $67,597,636 in 2000. Management services revenue increased $8,058,531 or 17.1% to $55,083,695 in 2001 compared to $47,025,164 in 2000. This is due to an increase in the number of units managed. Recycling revenue decreased $3,639,299 or 19.4% to $15,157,132 in 2001 compared to $18,796,431 in 2000. This is primarily due to the decline of commodity prices of approximately 22% in the Ferrous market and 4% in the Non-Ferrous market from the first nine months of 2000 compared to the first nine months of 2001. Equipment, service and leasing revenue decreased $39,265 or 2.2% to $1,736,776 in 2001 compared to $1,776,041 in 2000. This small decrease was due to the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention. Service and leasing revenues increased $168,779 or 18.7% offset by a decrease in equipment sales of $196,655 or 22.5%.

Total cost of goods sold increased $4,774,893 or 7.7% to $66,625,805 in 2001 compared to $61,850,912 in 2000. Management services cost of goods sold increased $8,052,497 or 18.3% to $52,044,758 in 2001 compared to $43,992,261 in 2000. Recycling cost of goods sold decreased $2,966,420 or 17.7% to $13,826,907 in 2001 compared to $16,793,327 in 2000. Equipment, service and leasing cost of goods sold decreased $311,184 or 29.2% to $754,140 in 2001 compared to $1,065,324 in 2000. This decrease was primarily due to the continued effort to lease equipment as equipment sales involve higher cost of goods sold.

Total gross profit decreased $394,926 or 6.9% to $5,351,798 in 2001 compared to $5,746,724 in 2000. Management services gross profit increased $6,034 or 0.2% to $3,038,937 in 2001 compared to $3,032,903 in 2000. Recycling gross profit decreased $672,879 or 33.6% to $1,330,225 in 2001 compared to $2,003,104 in 2000. Equipment, service and leasing gross profit increased $271,919 or 38.3% to $982,636 in 2001 compared to $710,717 in 2000.

Selling, general and administrative expenses increased $32,902 or 0.7% to $5,032,071 in 2001 compared to $4,999,169 in 2000. One-time charges of $331,350 were taken in the second quarter of 2000. Without this one-time charge, selling, general and administrative expenses would have increased $364,252 or 7.8% to $5,032,071 in 2001 compared to $4,667,819 in 2000. This increase was primarily due to the addition of an Information Technology department in the second quarter of 2000. As a percentage of total revenue, selling, general and administrative expenses were 7.0% in 2001 compared to 7.4% in 2000.

Other expense increased $177,357 to $174,492 in 2001 compared to $(2,865) in 2000. This is primarily due to interest expenses associated with leasing equipment with an original cost value of $1,482,918, a portable shear/baler, hydraulic crane, roll-off truck, computer hardware and internal software development.

Three months ended September 30, 2001 compared to three months ended September 30, 2000

Total revenue decreased $944,886 or 4.0% to $22,905,207 in 2001 compared to $23,850,093 in 2000. Management services revenue increased $146,926 or 0.8% to $17,629,599 in 2001 compared to $17,482,673 in 2000. This is due to an increase in the number of units managed. Recycling revenue decreased $1,030,366 or 17.9% to $4,722,895 in 2001 compared to $5,753,261 in 2000. This is primarily due to the decline of commodity prices of approximately 21% in the Ferrous market and 9% in the Non-Ferrous market from the third quarter of 2000 compared to the third quarter of 2001. Equipment, service and leasing revenue decreased $61,446 or 10.0% to $552,713 in 2001 compared to $614,159 in 2000. This small decrease was due to the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention. Service and leasing revenues increased $12,202 or 3.8% offset by a decrease in equipment sales of $57,071 or 19.9%.

Total cost of goods sold decreased $468,256 or 2.1% to $21,475,592 in 2001 compared to $21,943,848 in 2000. Management services cost of goods sold increased $449,468 or 2.7% to $16,813,022 in 2001 compared to $16,363,554 in 2000. Recycling cost of goods sold decreased $819,452 or 15.7% to $4,400,552 in 2001 compared to $5,220,004 in 2000. Equipment, service and leasing cost of goods sold decreased $98,272 or 27.3% to $262,018 in 2001 compared to $360,290 in 2000.

Total gross profit decreased $476,630 or 25.0% to $1,429,615 in 2001 compared to $1,906,245 in 2000. Management services gross profit decreased $302,542 or 27.0% to $816,577 compared to $1,119,119 in 2000. Recycling gross profit decreased $210,914 or 39.6% to $322,343 in 2001 compared to $533,257 in 2000. Equipment, service and leasing gross profit increased $36,826 or 14.5% to $290,695 in 2001 compared to $253,869 in 2000.

Selling, general and administrative expenses increased $107,963 or 6.9% to $1,681,590 in 2001 compared to $1,573,627 in 2000. This increase was primarily due to the addition of an Information Technology department in the second quarter of 2000. As a percentage of total revenue, selling, general and administrative expenses were 7.3% in 2001 compared to 6.6% in 2000.

Other expense increased $38,079 to $44,755 in 2001 compared to $6,676 in 2000. This is primarily due to interest expenses associated with leasing equipment with an original cost value of $1,482,918, a portable shear/baler, hydraulic crane, roll-off truck, computer hardware and internal software development.

Financial Condition at September 30, 2001 compared to December 31, 2000

Accounts receivable-trade after allowances for bad debt decreased $826,206 or 9.5% to $7,912,968 in 2001 compared to $8,739,174 in 2000. This is due to a decrease in volume.

Accounts payable trade decreased $834,481 or 8.2% to $9,291,872 in 2001 compared to $10,126,353 in 2000. This is due to a decrease in volume.

Working capital increased $30,378 to a deficit of $681,396 in 2001 compared to a deficit of $711,774 in 2000.

Impact of Recently Issued Accounting Standards

The FASB will issue Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," in January 2002. SFAS 142 is being reviewed by management.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
(a) Effective July 2, 2001, John O. Tietjen resigned as a Senior Vice President and Corporate Secretary of the Registrant
(b) Effective October 3, 2001, Jerry Perchik resigned as a member of the Board of Directors. He was also a member of the Audit Committee. To date, the remaining Board members have not named anyone to replace Mr. Perchik on either the Board of Directors or the Audit Committee.

Item 6.	Exhibits and Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: November 12, 2001	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)