Form 10-K
period 2001-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2002-03-26
CIK 4187

content="text/html; charset=iso-8859-1"> Industrial Services of America, Inc. Form 10-K March 2002
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 0-20979
_____________________

INDUSTRIAL SERVICES OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0172746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 Grade Lane P.O. Box 32428 Louisville, Kentucky 40232 (502) 368-1661
(Address, including zip code, and telephone number, including area code, or registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Aggregate market value of the 669,146 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on March 11, 2002: $1,539,036.

Number of shares of Common Stock outstanding as of the close of business on March 11, 2002: 1,660,400.

_____________________

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

Item 1. Business.

General

Industrial Services of America, Inc. (the "Registrant") is a management services company specializing in solid waste management, as well as ferrous, non-ferrous and fiber recycling. The management division of the Registrant is engaged in the business of commercial, retail and industrial waste management and waste handling. The Registrant also has an operating division engaged in equipment sales and leasing activities. The ferrous division's major products include recycled steel and iron products, whereas the non-ferrous division recycles copper, aluminum and brass. The fiber recycling consists mainly of high-grade papers and corrugated cardboard. The Registrant is able to offer a "total package" concept to commercial, retail and industrial clients to cover their waste management needs. Combining waste reduction, waste materials diversion and waste equipment technology, the Registrant creates waste programs tailored to each client's individual needs. The Registrant believes that it offers a more complete line of products and services than its competitors and is better able to coordinate these services on a regional and nationwide basis. By offering competitively priced waste handling equipment from a number of different manufacturers, the Registrant is able to tailor equipment packages for individual client needs. The waste management services offered by the Registrant include locating and contracting with a hauling company at a reasonable cost at each participating location for the customers of the Registrant that are a part of the management program offered by the Registrant. Because the Registrant is not a "waste transporter," it is able to maintain a neutral position with the customers and the hauling companies. The Registrant has designed and developed proprietary computer software that provides the Registrant's personnel with relevant information on each of the client's locations, as well as pertinent information on disposal rates and costs of equipment, including installation and shipping. This software has allowed the Registrant to build a database for serving customers nationwide as well as Canada and Puerto Rico. The Registrant is able to estimate cost savings to potential customers by reviewing their current waste hauling invoices either regionally or nationwide. The Registrant is also capable of generating customized billing statements to accommodate customer needs.

The Registrant plans to grow by expanding its marketing base and by seeking future joint ventures and acquisitions of companies in the management services portion of the business. The Registrant continues to target retail and industrial customers throughout North America for the purpose of increasing its clientele in this sector. Although the number of locations for each industrial customer will generally be less than that of large retail chains, solid waste output for each location of industrial clients is generally greater than that of retail clients. Since industrial clients generate greater volumes of solid waste, the Registrant believes that industrial clients offer more opportunities for large equipment orders than retail clients. The Registrant believes it can provide savings at industrial and retail locations based on its neutral position.

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

CWS has developed a network of over 2,300 vendors throughout the United States, Puerto Rico, and Canada, which include hauling companies, recycling companies and equipment manufacturing and maintenance companies. Through this network, the Registrant is able to provide pricing estimates for potential customers in a timely fashion. CWS customer representatives have access to this information through the computer software designed and developed to accommodate the daily needs of the Registrant. Through this information retrieval system, customer representatives can review the accuracy of customer concerns from recent billings to hauling rates to the average monthly cost of service.

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

The Registrant derives a significant portion of its revenues from two primary customers (Home Depot and Office Depot) accounting for approximately 54%, 44% and 44% of 2001, 2000 and 1999 total revenues. The Registrant is taking affirmative action to counter its dependence on any one customer. The potential negative effect of losing any single customer has been reduced by the Registrant's expansion of its customer base. However, the loss of all or a substantial portion of the business from these two primary customers could have a material adverse effect on the Registrant.

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

Technology Solutions

On September 17, 2001, the management of the Registrant concluded that the iR2 division had successfully accomplished its goal of building the internal software program for the Computerized Waste Systems segment. Through attrition, the iR2 division has been reduced to four (4) employees. These employees are responsible for the maintenance of the Registrant’s existing hardware and software as well as the on-going development of new programming solutions.

K&R Lease; K&R Consulting Agreement

On February 16, 1998 the Registrant's Board of Directors ratified and formalized an existing relationship in connection with (i) the leasing by the Registrant of its facilities from K&R and (ii) the provision of consulting services from K&R to the Registrant. K&R is an affiliate of the Registrant.

Lease Agreement. The Lease Agreement (the "K&R Lease"), effective as of January 1, 1998, between K&R, as landlord, and the Registrant, as lessee, covers approximately 20.5 acres of land and the improvements thereon, which are located at 7100 Grade Lane in Louisville, Kentucky (the "Leased Premises"). The principal improvements consist of an approximately 22,750 square foot building used as the corporate and CWS offices, an approximately 8,286 square foot building used for sales/leasing and information technology offices, an approximately 13,995 square foot building used as the paper recycling plant, an approximately 12,000 square foot building used for the metals recycling plant, and an approximately 51,760 square foot building used as the recycling offices and warehouse space, with the remaining 15,575 square feet of space contained in five (5) buildings ranging in size from approximately 256 to 8,000 square feet. The initial term of the K&R Lease is for ten years with two five-year option periods (the "Option Periods") available thereafter. The base rent for the first five years is $450,000 per annum, payable at the beginning of each month in an amount equal to $37,500 (the "Fixed Minimum Rent"). The Fixed Minimum Rent adjusts each five years, including each of the Option Periods, in accordance with the Consumer Price Index. The Fixed Minimum Rent also increases to $750,000 per annum, in an amount equal to $62,500 per month in the event of a change in control of the Registrant. The Registrant is also required to pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. The K&R Lease provides for indemnification of K&R by the Registrant for all damages arising out of the Registrant's use or condition of the Leased Premises excepting therefrom K&R's negligence.

K&R Consulting Agreement. The K&R Consulting Agreement remains in effect until December 31, 2007, with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. K&R shall provide strategic planning for mergers and acquisitions (the "K&R Consulting Activities"). The Registrant shall be responsible for all of K&R's expenses and pay services to K&R of $240,000 in equal monthly installments of $20,000 in connection with the K&R Consulting Activities.

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

Consulting Agreements; Lassak Agreement and JCA/Lassak Agreement

On June 2, 1998, the Registrant entered into an agreement (the "Lassak Agreement") with Andrew M. Lassak ("Lassak") to perform financial advisory services for the Registrant for a period of up to five years. The Company granted to Lassak and/or his designee for the financial advisory services rendered under the Lassak Agreement options to purchase from 25,000 up to a maximum of 250,000 shares of the Company's Common Stock (the "Common Stock"). During 2001, the Registrant did not issue any options to purchase Common Stock to Lassak under the Lassak Agreement. The Registrant terminated the Lassak Agreement effective June 2, 2001.

On June 2, 1998, the Registrant entered into an agreement (the "JCA/Lassak Agreement") with Joseph Charles & Associates, Inc. ("JCA") and Lassak for a period of up to five (5) years. The Registrant agreed to grant to JCA and Lassak options to purchase the Registrant's Common Stock on the basis of 65% of the shares of Common Stock subject to options being granted to Lassak and 35% to JCA, at (a) $6.00 per share for the first 150,000 shares that vest, and (b) $8.00 per share for the remaining 35,000 shares that vest. The Registrant terminated the JCA/Lassak Agreement effective June 2, 2001.

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

An important difference between the Registrant and the majority of its competition is the Registrant's management process. The systematic approach attempts to provide consistent results for the customer. At the implementation stage, the Registrant actively "bids out" every location that a new customer requests. The Registrant repeats this bidding process at any time that a client receives notice of an undocumented price increase or at regular intervals as indicated in the contractual relationship. At subsequent stages, the Registrant will evaluate a customer's solid waste program and provide alternatives for improvement.

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

Employees

The Registrant has approximately one hundred thirty-five (135) full-time employees as follows: Recycling 78, Management Services 35, Sales/Leasing 9 and Administration/Information Technology 13. No employee is a member of a union with a contract with the Registrant.

Effect of State and Federal Environmental Regulations

Any environmental regulatory liability relating to the Registrant's operations is generally borne by the customers with whom the Registrant contracts and the third party vendors in their capacity as transporters. As a matter of Registrant's policy, the Registrant uses its best efforts to secure indemnification for environmental liability from its customers and third party vendors. Although management of the Registrant believes that for the most part its business does not subject it to potential environmental liability, the Registrant continues to use best efforts to be in compliance with federal, state and local environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance in 2001 or 2000 did not constitute a material expense to the Registrant.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4a. Executive Officers of the Registrant.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations

Harry Kletter	1983	75	Chairman of the Board and Chief Executive Officer of the Registrant from May 2, 2000 to present. Chairman of the Board and Chief Visionary Officer of the Registrant from February 3, 2000 to May 2, 2000. Mr. Kletter has served as Chairman of the Board and Chief Executive Officer from July 31, 1992 to February 3, 2000, President of the Registrant from July 31, 1992 to December 1997, from January 1990 to July 1991, and from October 1983 to January 1988; Mr. Kletter is also Chairman and sole shareholder of K&R Corporation.

Alan L. Schroering	2000	37	Chief Financial Officer of the Registrant since May, 2001. Mr. Schroering served as a board member of the Registrant from June 2000 to May 2001. Mr. Schroering serves as Treasurer from October 2001 to present. Mr. Schroering served in several accounting positions with National Processing Company from April 1998 to May 2000. Mr Schroering served previously in several accounting positions with the Registrant from November 1984 to March 1998.

Bob Cuzzort	2000	53	Chief Operating Officer of the Registrant from July 2001 to present. Director of Human Resources from March 2001 to present. He served previously in charge of special projects for the Registrant from October 2000 to March 2001. Mr. Cuzzort served as general manager of Bassett Furniture Direct from March 1998 to August 2000. He served in several management positions with Haverty Furniture Company, Inc. from January 1970 to February 1998.

V. David Lee	2001	48	General Counsel and Secretary of the Registrant from October, 2001 to present. Mr. Lee served as General Counsel for ESA1, a national environmental consulting company from 1996 to 2001. Mr. Lee was engaged in the private practice of law, both in and outside of the law firm setting, from 1991 to 1996. Prior to his legal practice, Mr. Lee worked as an environmental regulator in Kentucky state government.

Timothy W. Myers	1998 to July 2001	50	Vice President of Operations and Chief Operating Officer of the Registrant from May 2000 to July 2001. Vice President of Operations from July 1998 to May 2000; Senior Vice President and Chief Operating Officer of the Registrant from 1996 until July 1998; President of K&R from 1996 to July 1998. Mr. Myers had served in various operational capacities with the Registrant and K&R since 1973.

John O. Tietjen	1999 to August 2001	53	Senior Vice President and Chief Financial Officer of the Registrant from March 1, 1999 to August 2001; from September 1993 to February 1999, Vice President of Finance at Greater Louisville, Inc. (and its predecessor). Mr. Tietjen served previously as Corporate Controller for OpenConnect Systems, Inc. and for 15 years prior to his employment with OpenConnect Systems, Inc., he served in various positions with Glidden Paint Company.

Charles J. Hulsman	1995 to October 2001	44	Vice-President of CWS from May 2000 to October 2001; from December 1991 to May 2000, Manager of CWS, and a sales representative of WESSCO, a division of the Registrant, prior to that date. Chief Operating Officer of the Registrant from May 2001 to present.

Effective July 2, 2001, Timothy W. Myers resigned from his position as Chief Operating Officer with the Registrant. Effective August 26, 2001, John O. Tietjen was no longer an employee of the Registrant. Effective October 1, 2001, Charles J. Hulsman assumed new duties as Manager of CWS.

None of the above officers is related to any other. With respect to certain arrangements with certain officers of the Registrant relating to executive compensation, see section entitled "Executive Compensation - Certain Transactions" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

Effective August 29, 1996, the $.01 par value common stock of the Registrant became listed on the Small Cap Market (the "Small Cap Market") of the Nasdaq Stock Market under the symbol "IDSA." Prior to August 29, 1996, the Registrant's common stock traded on the Over the Counter Bulletin Board ("OTCBB") operated by the National Association of Securities Dealers, Inc. ("NASD").

Quarter Ended	2001		2000		1999
	High	Low	High	Low	High	Low
March 31	$2.45	$1.94	$4.06	$1.75	$2.63	$1.88
June 30	$2.55	$2.00	$2.50	$1.50	$5.38	$2.50
September 30	$2.65	$2.05	$3.50	$1.25	$4.19	$2.00
December 31	$2.50	$2.05	$3.00	$2.06	$2.50	$1.50

There were approximately 397 shareholders of record as of March 11, 2002.

The Registrant has never declared a cash dividend on its Common Stock. Until August 8, 2000, the Registrant had always had a policy intending that the retention of earnings would be used to help finance the Registrant's expansion programs. On August 8, 2000, the Board of Directors of the Registrant approved a change in the dividend policy whereby dividends can be declared subject to Board approval. The Board of Directors has the discretionary power to declare dividends within the constraints of its loan agreement with the Bank of Louisville, which at December 31, 2001 limits the amount of the dividends that can be declared to approximately $380,000.

On August 8, 2000, the Board of Directors of the Registrant also approved the repurchase of shares of its common stock. The stock repurchase program allows for the purchase of common stock at current market prices. In the fiscal year 2001, the Registrant repurchased 202,900 shares at an average share price of $2.07.

Item 6. Selected Financial Data.

Selected Financial Data
	2001	2000	1999	1998	1997
(Amounts in Thousands, Except Per Share Data)

Year ended December 31:
Total revenue	$ 93,771	$ 89,241	$ 77,498	$ 65,205	$ 45,212

Income (loss) from continuing operations	(353)	506	321	(507)	137

Earnings
per common share:
Basic	$ (0.21)	$ 0.26	$ 0.17	$ (0.26)	$ 0.07

Assuming dilution	$ (0.21)	$ 0.26	$ 0.16	$ (0.26)	$ 0.07

Cash dividends declared
Per common share	-	-	-	-	-

At year end:
Total assets	$ 17,311	$ 19,805	$ 20,515	$ 18,288	$ 13,893

Long-term notes payable	$ 2,234	$ 1,694	$ 2,105	$ 2,613	$ 760

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

General

The Registrant continued to pursue a growth strategy in the waste management services arena servicing over 4,500 customer locations throughout the United States and Canada and building a base of approximately 2,300 vendors. This strategy will allow for diversity of business opportunities so that the Registrant is not as dependent upon the operating results of the recycling division. This diversity has helped to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets. Much of management's focus and attention now and in the future is directed towards the growth of the management services business segment through expansion in the existing markets and through an acquisition strategy. The Registrant is also focused on technology enhancements that can be provided to the new and existing customer base to further solidify customer relationships. Additionally, the Registrant is exploring strategic alliances and relationships that will enable it to effectively execute its growth and acquisition strategy.

It is management's plan to expand the management services segment in 2002. At the same time, the Registrant will be seeking more operational cost control, increased efficiency in the information technology area and emphasize sales and marketing efforts.

Management continues to maintain and grow the recycling business within its existing structure and is not actively seeking any further acquisitions or mergers. It is the plan of management to maximize profits through the reduction of surplus inventory and fixed assets.

Liquidity and Capital Resources

As of December 31, 2001, the Registrant held cash and cash equivalents of $776,745.

The Registrant currently maintains a working capital line of credit with Bank of Louisville (BOL) in the amount of $3,000,000. Indebtedness under this credit facility accrues interest at BOL's prime rate as promulgated from time to time. The maturity date under this agreement is June 30, 2002. The Credit Line is collateralized by all assets of the Registrant. As of December 31, 2001, $1,000,000 was borrowed against the line of credit compared to $2,750,000 as of December 31, 2000. In addition to the operating line of credit at December 2001, the company had another line of credit for $500,000 collateralized by the rental fleet. Interest is payable monthly on the outstanding principal balance at a fixed rate of 7%. The note matures in May 2006. As of December 31, 2001, there was no outstanding balance.

During 2001, the Registrant committed approximately $1,951,443 in fixed asset additions. In the recycling segment approximately $400,000 was committed for the final payment of a portable shear/baler, as well as two cranes. In the equipment sales, leasing and service segment, approximately $750,000 was capitalized as rental equipment to be located at customer sites. In the technology area, the Registrant capitalized $150,000 used to develop software to rewrite internal programs and the Registrant expended approximately $650,000 in leasehold improvements to create the CWS state-of-the-art facility.

Existing cash flow from operations and available credit under the existing credit line are expected to be sufficient to meet the Registrant's cash needs in 2002.

Results of Operations

The following table presents, for the years indicated, the percentage relationship which certain captioned items in the Registrant's Consolidated Statements of Operations bear to total revenues and other pertinent data:

Year ended December 31,	2001	2000	1999
Statements of Operations Data:
Total Revenue .......................................................	100.0%	100.0%	100.0%
Cost of Goods Sold ...............................................	93.0%	91.5%	91.3%
Selling, General and Administrative Expenses ..........................................................	7.3%	7.5%	7.6%
Income (Loss) from Operations ............................	(0.3)%	1.0%	1.1%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Total revenue increased $4,529,793 or 5.1% to $93,771,266 in 2001 compared to $89,241,473 in 2000. Management services revenue increased $9,297,710 or 14.6% to $72,764,814 in 2001 compared to $63,467,104 in 2000. This is primarily due to an increase in the number of customer locations managed as well as an increase in volume of solid waste that is produced by each customer location. This portion of the management services revenue increased $9,961,523 or 16.1% to $71,684,729 in 2001 compared to $61,723,206 in 2000. Commissions from the collection of baled cardboard decreased $629,706 or 56.3% to $489,080 in 2001 compared to $1,118,786 in 2000. Recycling revenue decreased $4,626,055 or 19.9% to $18,631,563 in 2001 compared to $23,257,618 in 2000. This is due to the decline of commodity prices of approximately 21.3% in the Ferrous market and 5.5% in the Non-Ferrous market as well as a decline in the volume of outbound shipments of approximately 12.8% in the Ferrous market and 6.2% in the Non-Ferrous market for the year 2001 compared to the year 2000. Equipment, service and leasing revenue decreased $141,862 or 5.6% to $2,374,889 in 2001 compared to $2,516,751 in 2000. This decrease was due to the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention. Service and leasing revenues increased $142,993 or 11.5% offset by a decrease in equipment sales of $284,854 or 22.4%.

Total cost of goods sold increased $5,525,876 or 6.8% to $87,226,708 in 2001 compared to $81,700,832 in 2000. Management services cost of goods sold increased $9,772,813 or 16.6% to $68,680,899 in 2001 compared to $58,908,086 in 2000. Recycling cost of goods sold decreased $3,842,876 or 18.0% to $17,452,566 in 2001 compared to $21,295,442 in 2000. Equipment, service and leasing cost of goods sold decreased $404,061 or 27.0% to $1,093,243 in 2001 compared to $1,497,304 in 2000. This decrease was primarily due to the continued effort to lease equipment as noted above.

Total gross profit decreased $996,083 or 13.2% to $6,544,558 in 2001 compared to $7,540,641 in 2000. Management services gross profit decreased $475,103 or 10.4% to $4,083,915 in 2001 compared to $4,559,018 in 2000. This decrease was primarily due to the decrease in commissions from the collection of baled cardboard. Recycling gross profit decreased $783,179 or 39.9% to $1,178,997 in 2001 compared to $1,962,176 in 2000. This is primarily due to the decline of commodity prices in the recycling market. Equipment, service and leasing gross profit increased $262,199 or 25.7% to $1,281,646 in 2001 compared to $1,019,447 in 2000. The gross profit from the leasing of equipment increased $150,161 or 27.4% to $698,497 in 2001 compared to $548,336 in 2000.

Selling, general and administrative expenses increased $181,683 or 2.7% to $6,844,251 in 2001 compared to $6,662,568 in 2000. One-time charges of $331,350 were taken in the second quarter of 2000. Without this one-time charge, selling, general and administrative expenses would have increased $513,033 or 8.1% to $6,844,251 in 2001 compared to $6,331,218 in 2000. This increase was primarily due to the addition of an Information Technology department in the second quarter of 2000 as well as increase in depreciation expense of $223,307 associated with the purchases of property and equipment of approximately $5,070,813 over the last three years. As a percentage of total revenue, selling, general and administrative expenses were 7.3% in 2001 compared to 7.5% in 2000.

Other expense increased $206,297 to $269,545 in 2001 compared to $63,248 in 2000. This is due to an increase in interest expenses associated with leasing equipment with an original cost value of $1,687,111 offset by a decrease in interest income due to a lower rate of interest on balances at the bank.

Financial Condition at December 31, 2001 compared to December 31, 2000

Accounts receivable trade after allowances for bad debt decreased $2,069,392 or 23.7% to $6,669,782 in 2001 compared to $8,739,174 in 2000. This is due to a decrease in volume of shipments associated with the ISA Recycling segment during the fourth quarter of 2001 as well as a decrease in the billings of the CWS segment during December 2001 due to seasonal volume in our customers’ industry. Also, collections of accounts receivable remain strong as only approximately $135,000 is over 60 days old.

Inventory decreased $241,396 or 11.0% to $1,949,766 in 2001 compared to $2,191,162 in 2000. Inventory levels both ferrous and non-ferrous remained relatively the same in 2001 as compared to 2000. Ferrous inventory at December 31, 2001 was $242,501 lower than December 31, 2000 due to the decline of commodity prices in 2001. Non-ferrous inventory was $23,172 lower at December 31, 2001 versus December 31, 2000.

Accounts payable trade decreased $963,562 or 9.5% to $9,162,791 in 2001 compared to $10,126,353 in 2000. This is due to a decrease in the billings of the CWS segment during December 2001 due to seasonal volume in our customers’ industry.

Working capital decreased $446,796 to a deficit of $1,158,570 in 2001 compared to a deficit of $711,774 in 2000. The decrease of $446,796 is primarily due to the increase in current maturities of long-term debt of $313,569 which is primarily related to the financing of current rental fleet purchases. The overall deficit of $1,158,570 is due to the purchase of property and equipment of approximately $5,070,813 over the last three years while the Registrant only borrowed $1,500,000 for rental fleet purchases over the same period.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

The revenue in 2000 was $89,241,473 representing an increase of $11,743,654 or 15.2% compared to 1999. The management services business grew 17.4% to $63,467,104 by increasing the same account and new account business serviced to over 4,200 accounts nationwide. Recycling revenues grew 14.2% to $23,257,618. The major products include the recycling of copper, aluminum and brass, referred to herein as non-ferrous scrap. Non-ferrous scrap revenue increased 30.9% from 1999 to 2000 on 18.9% more pounds shipped. The ferrous recycling business increased its revenues by 3.2% while tons shipped decreased by 8.5%. Revenue in the sales, service and leasing segment declined 18.7% or $577,495 from 1999 to 2000 due to two large equipment sales agreements in the fourth quarter of 1999 that were not replicated in the year 2000.

The 2000 cost of goods sold was $81,700,832 increasing $10,909,294 or 15.4% compared to 1999 on revenue growth of 15.2%. The cost of goods sold in the recycling segment increased 20.4% from 1999 to 2000 on revenue growth of 14.2% due to increased shipments and purchase prices. Cost of goods sold in the management services segment increased 15.4% or $7,860,620 compared to a revenue increase of $9,426,843 or 17.4% from 1999 to 2000. Cost of sales in the equipment sales, leasing and service segment declined 27.3% compared to the sales decrease of 18.7% from 1999 to 2000. The mix of rental equipment versus sales of equipment increased during 2000 causing the actual cost of sales as a percentage to sales to decrease from 66.5% to 59.5% compared to 1999.

The gross profit was $7,540,641 in 2000 representing an increase of $834,360 over 1999. A slight increase in the gross profit as a percentage of revenue from 5.5% to 7.2% was realized in the management services area comparing 2000 to 1999. The recycling division experienced a decrease in gross profit as a percentage to sales from 13.2% in 1999 to 8.4% in 2000 due to product mix and commodity price fluctuations. Management is continually trying to improve gross profit by reducing the costs of its purchases and increasing the prices of its services and products. As a percentage of sales, margins in the equipment sales, service and leasing segment increased from 33.5% in 1999 to 40.5% in 2000.

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

Inventory increased $5,168 from $2,185,994 to $2,191,162 representing a 0.2% increase. Inventory levels both ferrous and non-ferrous remained relatively the same in 2000 as compared to 1999. Ferrous inventory at December 31, 2000 was $278,582 higher than December 31, 1999. Management decided to limit shipments of ferrous items during the fourth quarter of 2000 due to the decline in the price index and not being able to obtain the desired gross margin levels. Non-ferrous inventory was $263,806 lower at December 31, 2000 versus December 31, 1999 as management focused on turning inventory faster.

Accounts payable trade decreased $3,596,525 from December 31, 1999 to $10,126,353 as of December 31, 2000. This decrease is a direct reflection of the system enhancements that were implemented in the management services segment of the business. The Registrant now has the ability to process vendor payments on a more timely basis which has also enhanced customer service and customer goodwill.

As of December 31, 2000, the Registrant had a working capital deficit of $711,774, which represents an increase of $49,748 from 1999. The working capital deficit at December 31, 1999 was $761,522. Total current assets decreased $573,002 due primarily to the decrease in cash of $992,929. Total current liabilities decreased $875,710 from December 31, 1999 to December 31, 2000 due to an increase in borrowings of $2,750,000 against the Registrant's line of credit and a decrease in trade accounts payable by $3,596,525

Inflation and Prevailing Economic Conditions

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

Impact of Recently Issued Accounting Standards

The FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," on June 30, 2001. SFAS 142 establishes new accounting guidance for goodwill. Goodwill will no longer be amortized as the economic life is indefinite. Rather, the goodwill balance will be tested for impairment at least annually with any deemed impairment recorded as a charge to operations. It will apply as of January 1, 2002.

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

Item 11. Executive Compensation *

Item 12. Security Ownership of Certain Beneficial Owners and Management. *

Item 13. Certain Relationships and Related Transactions. *
_____________________
* The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 2002 Annual Meeting of Shareholders of the Registrant which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 14. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:
Page

	Report of Independent Auditors	F-1
	Consolidated Balance Sheets as of December 31, 2001 and 2000	F-2
	Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	F-3
	Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999	F-4
	Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	F-5
	Notes to Consolidated Financial Statements	F-6

(a)(2)	Consolidated Financial Statement Schedules.
	Schedule II--Valuation and Qualifying Accounts for the Years ended December 31, 2001 and 2000	F-20

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

(d) Consolidated Financial Statement Schedules.

Schedule II--Valuation and Qualifying Accounts for the year ended December 31, 2001 and 2000 is incorporated by reference at page F-20 of the Consolidated Financial Statements of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated: March 26, 2002	By : /s/ Harry Kletter
Harry Kletter, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter Harry Kletter	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2002

/s/ Alan L. Schroering Alan L. Schroering	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 26, 2002

/s/ Ted L. Cox Ted L. Cox	Director	March 26, 2002

/s/ Bruce A. Cannon Bruce A. Cannon	Director	March 26, 2002

/s/ Jim A. Vining Jim A. Vining	Director	March 26, 2002

/s/ David W. Lester David W. Lester	Director	March 26, 2002

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant's report of Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's report on Form 10-KSB for the year ended December 31, 1995.

10.1	**	Independent Consulting Services Agreement, dated as of March 31, 1995, and executed on June 25, 1996, by and between the Registrant and Douglas I. Maxwell, III ("Maxwell"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the Registration, filed on June 26, 1996 (File No. 333-06915).

10.2	**	Confidential Information and Non-Competition Agreement Independent Contractor, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Maxwell, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).

10.3	**	Stock Option Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Maxwell, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).

10.4	**	Independent Consulting Services Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Neil C. Sullivan ("Sullivan"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.5	**	Confidential Information and Non-Competition Agreement Independent Contractor, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.6	**	Stock Option Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.7	**	Acquisition of Assets Agreement, dated as of July 1, 1997, by and between the Registrant and The Metal Center set forth in an Asset Purchase Agreement, is incorporated by reference, as the sole Exhibit on Form 8-K of the Registrant, filed July 15, 1997 (File No. 0-20979).

10.8	**	Assignment of Contracts, dated September 4, 1997, by and between the Registrant and MGM Services, Inc. is incorporated by reference to Exhibit 10.11 of the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.9	**	Employment Agreement, dated as of October 15, 1997, by and between the Registrant and Garber is incorporated by reference to Exhibit 10.12 of the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.10	**	Lease Agreement, dated January 1, 1998, by and between the Registrant and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of the Registrant, filed March 3, 1998 (File No. 0-20979).*

10.11	**	Consulting Agreement, dated as of January 2, 1998, by and between the Registrant and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of the Registrant, filed March 3, 1998 (File No. 0-20979).*

10.12	**	Amendment to Employment Agreement, dated as of February 5, 1998, by and between the Registrant and Garber, amending original agreement dated October 15, 1997 is incorporated by reference to Exhibit 10.15 of the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.13	**	Stock Option Agreement, effective as of October 31, 1997, by and between the Registrant and Glenn Bierman is incorporated by reference herein to Exhibit 10.13 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.14	**	Stock Option Agreement, effective as of October 27, 1997, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.14 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.15	**	Stock Option Agreement, effective as of October 31, 1997, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.15 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.16	**	Amendment No. 1 to Option Agreement, effective as of February 5, 1998, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.16 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.17	**	Stock Option Agreement, effective as of February 16, 1998, by and between the Registrant and Harry Kletter is incorporated by reference herein to Exhibit 10.17 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.18	**	Consulting Agreement, dated as of June 2, 1998, by and between the Registrant and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.18 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.19	**	Consulting Agreement, dated as of June 2, 1998, by and among the Registrant, Joseph Charles & Associates, Inc. and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.19 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.20	**	Asset Purchase Agreement, effective as of June 1, 1998, by and among the Registrant, ISA Indiana, Inc., R.J. Fitzpatrick Smelters, Inc., and R.K. Fitzpatrick and Cheryl Fitzpatrick is incorporated by reference herein to Exhibit 10.20 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.21	**	Lease Agreement, effective June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.21 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.22	**	Environmental Indemnity Agreement, effective as of June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.22 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.23	**	Promissory Note dated May 8, 1997, from Registrant to Bank of Louisville in the original principal amount of $2,000,000.00 is incorporated by reference herein to Exhibit 10.23 of the Registrant’s report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.24	**	Loan Agreement dated November 30, 2000, by and between the Registrant and Bank of Louisville is incorporated by reference herein to Exhibit 10.24 of the Registrant’s report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.25	**	Change in Terms Agreement dated November 30, 2000, by and between the Registrant and Bank of Louisville is incorporated by reference herein to Exhibit 10.25 of the Registrant’s report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.26	**	Change in Terms Agreement dated March 26, 2001, by and between the Registrant and Bank of Louisville is incorporated by reference herein to Exhibit 10.26 of the Registrant’s report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

11		Statement of Computation of Earnings Per Share (See Note 11 to Notes to Consolidated Financial Statements).

*Denotes a management contract of the Registrant required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K under the Securities Act of 1933, as amended.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999

CONTENTS

REPORT OF INDEPENDENT AUDITORS ..........................................................................	1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS ..................................................................	2

CONSOLIDATED STATEMENTS OF OPERATIONS ..............................................	3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ..........................	4

CONSOLIDATED STATEMENTS OF CASH FLOWS ..............................................	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ......................................	6

SUPPLEMENTARY INFORMATION

VALUATION AND QUALIFYING ACCOUNTS ........................................................	20

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiaries
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

Our audit of the foregoing consolidated financial statements also included the schedule listed under item 14(a)(2). In our opinion, such schedule presents fairly the information required to be set forth therein.

Crowe, Chizek and Company LLP
Indianapolis, Indiana
February 1, 2002, except for
Note 3, as to which the
date is March 20, 2002

______________________________________________________________________________________

1.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
*CONSOLIDATED BALANCE SHEETS
December 31, 2001 and 2000
______________________________________________________________________________________

	2001	2000
ASSETS
Current assets
Cash	$ 776,745	$ 1,395,882
Accounts receivable – trade (after allowance for doubtful accounts of $50,000 and $100,000 in 2001 and 2000) (Notes 2 and 3)	6,669,782	8,739,174
Accounts receivable - related party (Note 6)	59,714	15,000
Employee loans	4,250	30,577
Income tax refund receivable	48,610	54,300
Net investment in sales-type leases (Note 5)	109,586	99,937
Inventories (Notes 1, 2 and 3)	1,949,766	2,191,162
Deferred income taxes (Note 4)	181,800	52,400
Other	148,440	261,604
Total current assets	9,948,693	12,840,036

Net property and equipment (Notes 1, 2 and 3)	6,150,018	5,544,859

Other assets
Non-compete agreements, net	203,536	405,892
Intangibles (net of accumulated amortization of $239,995 and $186,663 in 2001 and 2000)	560,005	613,337
Net investment in sales-type leases (Note 5)	282,528	352,897
Notes Receivable	107,510	-
Other assets	58,968	48,147
	1,212,547	1,420,273
	$17,311,258	$19,805,168
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Note payable to bank (Note 2)	$ 1,000,000	$ 2,750,000
Current maturities of long-term debt (Note 3)	734,899	421,330
Current maturities of capital lease obligation (Note 9)	31,403	-
Accounts payable	9,162,791	10,126,353
Other current liabilities	365,920	254,127
Total current liabilities	11,295,013	13,551,810
Long-term liabilities
Long-term debt (Note 3)	2,234,175	1,694,493
Capital lease obligation (Note 9)	109,432	-
Deferred income taxes (Note 4)	13,400	159,400
	2,357,007	1,853,893
Shareholders' equity
Common stock, $.01 par value: 10,000,000 shares authorized, 1,957,500 shares issued and 1,660,400 and 1,863,300 shares outstanding in 2001 and 2000	19,575	19,575
Additional paid-in capital	1,925,321	1,891,651
Retained earnings	2,296,465	2,649,555
Treasury stock, 297,100 and 94,200 shares at cost in 2001 and 2000	(582,123)	(161,316)
	3,659,238	4,399,465

	$17,311,258	$19,805,168

____________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

2.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2001, 2000 and 1999
______________________________________________________________________________________
	2001	2000	1999

Revenue	$93,771,266	$89,241,473	$77,497,819

Cost of goods sold	87,226,708	81,700,832	70,791,538

Gross profit	6,544,558	7,540,641	6,706,281

Selling, general and administrative	6,844,251	6,662,568	5,878,898

Income (loss) before other income (expense)	(299,693)	878,073	827,383

Other income (expense)
Interest expense	(368,077)	(242,701)	(257,147)
Interest income	129,169	189,010	88,697
Gain (loss) on sale of assets	20,958	(2,059)	(6,359)
Other expense	(51,595)	(7,498)	(73,614)
	(269,545)	(63,248)	(248,423)

Income (loss) before income taxes	(569,238)	814,825	578,960

Income tax (provision) benefit (Note 4)	216,148	(308,978)	(257,625)

Net income (loss)	$ (353,090)	$505,847	$321,335

Earnings (loss) per share	$ (.21)	$.26	$.17

Earnings (loss) per share, assuming dilution	$ (.21)	$.26	$.16

_____________________________________________________________________________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2001, 2000 and 1999
_______________________________________________________________________________________________________________________
			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of January 1, 1999	1,957,500	$19,575	$1,589,155	$1,822,373	27,900	$ (8,000)	$3,423,103

Fair value of stock options issued for consulting services provided to the Company	-	-	80,808	-	-	-	80,808

Net income	-	-	-	321,335	-	-	321,335

Balance as of December 31, 1999	1,957,500	19,575	1,669,963	2,143,708	27,900	(8,000)	3,825,246

Repurchase of common stock	-	-	-	-	66,300	(153,316)	(153,316)

Fair value of stock options issued for consulting services provided to the Company	-	-	80,808	-	-	-	80,808

Capital contribution	-	-	140,880	-	-	-	140,880

Net income	-	-	-	505,847	-	-	505,847

Balance as of December 31, 2000	1,957,500	19,575	1,891,651	2,649,555	94,200	(161,316)	4,399,465

Repurchase of common stock	-	-	-	-	202,900	(420,807)	(420,807)

Fair value of stock options issued for consulting services provided to the Company	-	-	33,670	-	-	-	33,670

Net loss	-	-	-	(353,090)	-	-	(353,090)

Balance as of December 31, 2001	1,957,500	$19,575	$1,925,321	$2,296,465	297,100	$ (582,123)	$3,659,238

_________________________________________________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2001, 2000 and 1999
______________________________________________________________________________________
	2001	2000	1999
Cash flows from operating activities
Net income (loss)	$ (353,090)	$ 505,847	$ 321,335
Adjustments to reconcile net income (loss) to net cash from operating activities
Stock options granted for services	33,670	80,808	137,709
Depreciation and amortization	1,680,349	1,439,145	1,417,199
Provision for doubtful accounts	222,964	180,413	312,872
Deferred income taxes	(275,400)	38,500	68,500
(Gain) loss on sale of property and equipment	(20,958)	2,059	6,359
Change in assets and liabilities
Receivables	1,726,221	(257,762)	(1,460,842)
Inventories	241,396	(5,168)	329,358
Other current assets	102,343	(122,565)	219,044
Payables	(963,562)	(3,728,392)	4,086,209
Other current liabilities	111,793	78,854	54,352
Net cash from operating activities	2,505,726	(1,788,261)	5,492,095

Cash flows from investing activities
Proceeds from sale of property and equipment	112,581	71,262	213,438
Proceeds from equipment under sales-type leases	104,122	59,771	36,792
Purchases of equipment under sales-type leases	(43,402)	(294,065)	(220,062)
Purchases of property and equipment	(1,951,443)	(1,392,592)	(1,726,778)
Net cash from investing activities	(1,778,142)	(1,555,624)	(1,696,610)

Cash flows from financing activities
Net borrowings (payments) on note payable to bank	(1,750,000)	2,750,000	(1,850,000)
Payments on capital lease obligation	(29,165)	-	-
Proceeds from capital contribution	-	140,880	-
Proceeds from long-term debt	1,500,000	-	-
Payments on long-term debt	(646,749)	(386,608)	(570,742)
Purchase of common stock	(420,807)	(153,316)	-
Net cash from financing activities	(1,346,721)	2,350,956	(2,420,742)

Net change in cash	(619,137)	(992,929)	1,374,743

Cash at beginning of year	1,395,882	2,388,811	1,014,068

Cash at end of year	$ 776,745	$1,395,882	$2,388,811

Supplemental disclosure of cash flow information
Cash paid for interest	$ 368,077	$ 242,147	$ 257,147
Cash paid (refunded) for taxes	130,189	(53,988)	(65,726)

Supplemental schedule of non-cash financial activities:
During 2001, the Company entered into capital leases for equipment with a cost of $170,000.

____________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Industrial Services of America, Inc. (the Company) and its subsidiaries provide products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. Management services represent contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. The Company's customers are located throughout the United States and Canada. The Company's wholly-owned subsidiary, ISA Indiana, Inc., provides services related to ferrous, non-ferrous and fiber scrap recycling in southern Indiana. The Company's wholly-owned subsidiary, ISA Recycling, LLC., provides services related to ferrous, non-ferrous and fiber scrap recycling in Louisville, KY.

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

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ISA Indiana, Inc. and ISA Recycling, Inc. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

Common Control: The Company conducts significant levels of business (see Note 6) with K&R Corporation, Inc. (K&R) which is owned by the Company's principal shareholder. Because these entities are under common control, operating results or financial position of the Company may be materially different from those that would have been obtained if the entities were autonomous.

Estimates: In preparing the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates.

_______________________________________________________________________________________________

(Continued)

6.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories: Inventories consist principally of waste equipment machinery and parts, and scrap materials held for resale and are stated at the lower of cost (first-in, first-out method) or market. Inventories as of December 31, 2001 and 2000 consist of the following:

	2001	2000

Equipment and parts	$ 101,316	$ 77,039
Ferrous materials	1,236,949	1,479,450
Non-ferrous materials	611,501	634,673

	$1,949,766	$2,191,162

Property and Equipment: Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property.

Property and equipment as of December 31, 2001 and 2000 consist of the following:

	Life	2001	2000

Equipment and vehicles	3-10 years	$ 7,221,285	$6,410,382
Office equipment	3-5 years	1,332,008	657,325
Rental equipment	5 years	1,687,111	1,727,070
Leasehold improvements	6-20 years	931,610	409,811
Construction in progress		-	742,814
		11,172,014	9,947,402
Accumulated depreciation and amortization		5,021,996	4,402,543
		$ 6,150,018	$5,544,859

Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $1,424,661, $1,183,458 and $1,161,511.

Intangible Assets: The excess of cost over fair value of assets acquired is being amortized over a period of 15 years using the straight-line method. Non-compete agreements are being amortized using the straight-line method over the benefit period of 5 years.

_______________________________________________________________________________________________

(Continued)

7.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Enacted Accounting Standards: New accounting guidance for goodwill will apply January 1, 2002. Goodwill will no longer be amortized as the economic life is indefinite. Rather, the goodwill balance will be tested for impairment at least annually with any deemed impairment recorded as a charge to operations. The impact of adoption of this new standard has not been determined; however, amortization of goodwill which approximated $255,700 in 2001 will no longer be required.

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

Earnings Per Share: Amounts reported as Earnings Per Share for each of the three years ended December 31, 2001 reflect the earnings available to common shareholders for the year divided by the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding for the years ended December 31, 2001, 2000 and 1999 were 1,706,090, 1,917,633 and 1,929,600.

Stock-Based Compensation and Transactions: Expense for employee compensation under stock option plans is reported only if options are granted below the market price at the grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 was used for stock-based compensation.

Fair Values of Financial Instruments: Fair value of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect the estimates. As of December 31, 2001 and 2000, the estimated fair value of financial instruments approximated book value.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

_______________________________________________________________________________________________

(Continued)

8.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 2 – NOTE PAYABLE TO BANK

At December 31, 2001 and 2000, the Company had a $3,000,000 operating line of credit collateralized by all Company assets. Interest is payable monthly on the outstanding principal balance at the bank's prime rate (4.75% at December 31, 2001). The note matures in June 2002. This line of credit is subject to the same debt covenants and is cross-collateralized with the long-term debt described in Note 3.

In addition to the operating line of credit at December 2001, the Company had a supplemental line of credit for $500,000 collateralized by the assets of the rental fleet. Interest is payable monthly on the outstanding principal balance at a fixed rate of 7.0%. The note matures in May 2006. As of December 31, 2001, there was no outstanding balance.

NOTE 3 – LONG-TERM DEBT

Long-term debt as of December 31, 2001 and 2000 consists of the following:

	2001	2000
Note payable to a bank in monthly installments of $30,000 including interest at 4.75% through May 2006; secured by assets of the rental fleet.	$1,352,207	$ -

Note payable to a bank in monthly installments of $20,017 including interest at 8.58% through July 2003; secured by virtually all company assets.	1,103,920	1,312,413

Note payable to a bank in monthly installments of $18,520 including interest at bank's prime interest rate (4.75% at December 31, 2001) through August 2003; secured by virtually all company assets.	336,086	520,527

Note payable to R.J. Fitzpatrick for covenant not to compete payable in monthly installments of $10,500 including interest at 8.5% through June 2003; secured by virtually all company assets, which is subordinate to the bank's security agreement disclosed above.	176,861	282,883
	2,969,074	2,115,823
Current maturities	734,899	421,330
	$2,234,175	$1,694,493

_______________________________________________________________________________________________

(Continued)

9.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 3 – LONG-TERM DEBT (Continued)

The long-term debt requires annual principal payments as follows:

2002	$ 734,899
2003	1,439,958
2004	311,521
2005	335,439
2006	147,257

The terms of the loan agreements place certain restrictive covenants on the Company, including maintenance of a specified tangible net worth and debt to net worth ratio. At December 31, 2001, the Company was in compliance with or has received a waiver for all restrictive covenants.

NOTE 4 – INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Federal
Current	$ 19,522	$159,349	$212,485
Deferred	(218,600)	32,725	29,300
	(199,078)	192,074	241,785

State
Current	39,730	111,129	(23,360)
Deferred	(56,800)	5,775	39,200
	(17,070)	116,904	15,840

	$ (216,148)	$308,978	$257,625

A reconciliation of income taxes at the statutory rate to the Company's effective rate is as follows:

	2001	2000	1999
Federal income tax (benefit) at statutory rate	$ (193,541)	$277,041	$196,846
State and local income taxes, net of federal income tax affect	(44,116)	32,267	34,738
Valuation allowance	-	-	(7,900)
Other differences, net	21,509	(330)	33,941

	$(216,148)	$308,978	$257,625

________________________________________________________________________________________________

(Continued)

10.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 4 – INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:

	2001	2000
Deferred tax liabilities
Tax depreciation in excess of book	$537,200	$553,100

Deferred tax assets
Property taxes	16,600	2,700
Accrued bonuses	8,300	-
Allowance for doubtful accounts	26,800	41,700
Book amortization in excess of tax	224,900	168,600
Stock options	158,400	144,400
Net operating loss carryforward	128,933	-
Alternative minimum tax credits	105,800	46,400
Inventory capitalization	7,600	8,500
State income taxes	28,267	33,800
	705,600	446,100

Net deferred tax assets (liabilities)	$168,400	$(107,000)

As of December 31, 2001, net operating loss carry forward listed above expires in 2021.

NOTE 5 – SALES-TYPE LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees.

Future lease payments receivable under sales-type leases at December 31, 2001 are as follows:

2002	$180,589
2003	161,928
2004	127,638
2005	68,149
2006	21,704
Minimum lease payments receivable	560,008
Less unearned income	(167,894)
Net investment in sales-type leases	392,114
Less current portion	(109,586)
$282,528

_______________________________________________________________________________________________

(Continued)

11.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company's principal shareholder and an affiliated company wholly-owned by the Company's principal shareholder (K&R). A summary of these transactions is as follows:

	2001	2000	1999
Balance sheet accounts:

Accounts receivable	$ 59,714	$ 15,000

Income statement activity:

Rent expense	$450,000	$450,000	$450,000

Consulting fees	$240,000	$240,000	$380,880

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

NOTE 7 – EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute a maximum of 15% of their annual salary. Under the plan, the Company matches 25% of each employee's voluntary contribution up to 6% of their gross salary. The Company's contributions to the plan for 2001, 2000 and 1999 were $38,805, $15,440 and $6,296.

_______________________________________________________________________________________________

(Continued)

12.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 8 – STOCK OPTION PLANS

During the years ended December 31, 2001, 2000 and 1999 the Company extended options to purchase shares of the Company's common stock to several of the Company's Officers and Outside Directors. The Company applies APB Opinion 25 in accounting for its employees' stock option agreements. Compensation costs are not recognized unless the exercise price of the options is below the market value on the date of grant. As a result, compensation cost charged to operations in 1999 totaled $56,901. There was no compensation charged to operations in 2001 and 2000 related to these options.

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

Had compensation costs been recorded on the employee stock options on the basis of fair market value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

	2001	2000	1999
Net income (loss)
As reported	$(353,090)	$505,847	$321,335
Pro forma	$(381,695)	$407,792	$261,222

Basic Earnings Per Share
As reported	$ (.21)	$ .26	$ .17
Pro forma	$ (.26)	$ .21	$ .14

Diluted Earnings Per Share
As reported	$ (.21)	$ .26	$ .16
Pro forma	$ (.26)	$ .21	$ .13

The above pro forma information is based on an estimated fair value of these stock options as of the date of grant using a Black-Scholes option pricing method with the following weighted average assumptions for 2001, 2000 and 1999: risk free interest rate ranging from 6.0% to 4.0%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock ranging from .48 to .68, and a weighted average expected life of the options ranging from 1 to 8 years.

_______________________________________________________________________________________________

(Continued)

13.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 8 – STOCK OPTION PLANS (Continued)

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2001, 2000 and 1999:

	Number of Shares	Weighted Average Option Price Per Share	Option Price Per Share	Maximum Term of Options Granted	Weighted Average Grant Date Fair Value of Options

Balance as of January 1, 1999	430,000	$5.36	$1.00 to $8.00	2 to 10 years	$3.90
Granted	75,000	$2.43	$2.25 to $2.50	10 years	$2.25
Expired	(120,000)	$5.00	$5.00	5 to 10 years	-

Balance as of December 31, 1999	385,000	$4.35	$1.00 to $8.00	2 to 10 years	$5.41
Granted	100,000	$2.50	$2.50	2 to 10 years	$ .68

Balance as of December 31, 2000	485,000	$4.00	$1.00 to $8.00	2 to 9 years	$4.43
Granted	50,000	$2.50	$2.50	2 to 5 years	$.97
Expired	(205,000)	$4.51	$2.50	1 to 8 years	-

Balance as of December 31, 2001	330,000

As of December 31, 2001, the 330,000 options outstanding have exercise prices between $1.00 to $6.00 and a weighted-average remaining contractual life of 2.25 years.

_______________________________________________________________________________________________

(Continued)

14.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 9 – LEASE COMMITMENTS

Operating Leases:

The Company leases its Louisville, Kentucky facility from a related party (see Note 6) under an operating lease expiring December 2007. This agreement provides for monthly payments of $37,500 through December2007.

The Company leases real estate in Seymour, Indiana under an operating lease expiring June 2008. This agreement provides for monthly payments of $13,000.

Future minimum lease payments for operating leases as of December 31, 2001 are as follows:

2002	$ 606,000
2003	606,000
2004	606,000
2005	606,000
2006	606,000
Thereafter	762,000

Net minimum lease payments	$3,792,000

Total rent expense for the years ending December 31, 2001, 2000 and 1999 was $868,712, $740,017 and $700,598.

Capital Lease:

In 2001, the Company leased equipment which qualified as a capital lease. This lease arrangement requires monthly lease payments of $3,400 through December 2005.

The following is a summary of property held under capital lease:

Equipment	$170,000
Accumulated depreciation	(17,000)

$153,000

______________________________________________________________________________________

(Continued)

15.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 9 – LEASE COMMITMENTS (Continued)

The following is a schedule by year of future minimum lease payments under the capitalized lease, together with the present value of net minimum lease payments at December 31, 2001.

2002	$ 40,800
2003	40,800
2004	40,800
2005	40,800

Total minimum lease payments	163,200
Less amount representing interest	22,365

Present value of net minimum lease payments	$140,835

NOTE 10 – PER SHARE DATA

The following illustrates the computation for earnings per share and earnings per share assuming dilution.

	2001	2000	1999

Earnings per share
Net income (loss)	$ (353,090)	$ 505,847	$ 321,335
Weighted average shares outstanding	1,706,090	1,917,633	1,929,600

Basic earnings per share	$ (.21)	$ .26	$ .17

Earnings per share assuming dilution
Net income (loss)	$ (353,090)	$ 505,847	$ 321,335
Weighted average shares outstanding	1,706,090	1,917,633	1,929,600
Add dilutive effect of assumed exercising of stock options	-	15,465	28,697
Diluted average shares outstanding	1,706,090	1,933,098	1,958,297

Earnings per share assuming dilution	$ (.21)	$ .26	$ .16
______________________________________________________________________________________

(Continued)

16.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 11 – SEGMENT INFORMATION

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

Revenue from two CWS customers in 2001, 2000 and 1999 represents approximately 70%, 63% and 64% of CWS revenues. At December 31, 2001 and 2000, amounts due from these customers included in CWS accounts receivable were $3,364,650 and $4,414,142.

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals

2001
Recycling revenues	$18,631,563	$ -	$ -	$ -	$18,631,563
Equipment sales, services and leasing revenues	-	-	2,374,889	-	2,374,889
Management fees	-	72,764,814	-	-	72,764,814
Cost of goods sold	(17,452,566)	(68,680,899)	(1,093,243)	-	(87,226,708)

Segment profit	$ 1,178,997	$ 4,083,915	$1,281,646	$ -	$ 6,544,558
_______________________________________________________________________________________________

(Continued)

17.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 11 – SEGMENT INFORMATION (Continued)

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals
2001
Cash	$ 84,891	$ 171,162	$ -	$ 520,692	$ 776,745
Accounts receivable	1,334,562	5,067,027	268,193	-	6,669,782
Inventory	1,848,450	-	101,316	-	1,949,766
Net property and equipment	4,004,769	976,685	1,015,581	152,983	6,150,018
Non-compete agreements, net	203,536	-	-	-	203,536
Intangibles	560,005	-	-	-	560,005
Other assets	253,808	25,302	410,161	312,135	1,001,406

Segment assets	$ 8,290,021	$ 6,240,176	$1,795,251	$ 985,810	$17,311,258

2000
Recycling revenues	$23,257,618	$ -	$ -	$ -	$23,257,618
Equipment sales, services and leasing revenues	-	-	2,516,751	-	2,516,751
Management fees	-	63,467,104	-	-	63,467,104
Cost of goods sold	(21,295,442)	(58,908,086)	(1,497,304)	-	(81,700,832)

Segment profit	$ 1,962,176	$ 4,559,018	$1,019,447	$ -	$ 7,540,641

Cash	$ 283,400	$ 730,262	$ -	$ 382,220	$ 1,395,882
Accounts receivable	3,709,496	4,969,754	-	59,924	8,739,174
Inventory	2,114,123	-	77,039	-	2,191,162
Net property and equipment	4,930,998	-	613,861	-	5,544,859
Non-compete agreements, net	405,892	-	-	-	405,892
Intangibles	613,337	-	-	-	613,337
Other assets	2,037	46,110	-	866,715	914,862

Segment assets	$12,059,283	$ 5,746,126	$ 690,900	$1,308,859	$19,805,168
_______________________________________________________________________________________________

(Continued)

18.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001, 2000 and 1999
______________________________________________________________________________________

NOTE 11 – SEGMENT INFORMATION (Continued)

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals

1999
Recycling revenues	$20,363,312	$ -	$ -	$ -	$20,363,312
Equipment sales, services and leasing revenues	-	-	3,094,246	-	3,094,246
Management fees	-	54,040,261	-	-	54,040,261
Cost of goods sold	(17,685,305)	(51,047,466)	(2,058,767)	-	(70,791,538)

Segment profit	$ 2,678,007	$ 2,992,795	$1,035,479	$ -	$ 6,706,281
_______________________________________________________________________________________________

19.

SUPPLEMENTARY INFORMATION

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2001 and 2000
______________________________________________________________________________________

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Description

Allowance for doubtful accounts 2001 (deducted from accounts receivable)	$100,000	$222,964	$ -	$ (272,964)	$50,000

Allowance for doubtful accounts 2000 (deducted from accounts receivable)	$190,000	$132,867	$47,546	$ (270,413)	$100,000

_______________________________________________________________________________________________

20.