Form 10-Q
period 2002-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2002-05-08
CIK 4187

content="text/html; charset=iso-8859-1"> Industrial Services of America, Inc. Form 10-Q, 1Qtr 2002

content="text/html; charset=iso-8859-1">

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002
OR
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

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2002: 1,660,400.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Report of Independent Accountants	3

	Condensed Consolidated Balance Sheets
	March 31, 2002 and December 31, 2001	4

	Condensed Consolidated Statements of
	Operations Three Months Ended
	March 31, 2002 and 2001	6

	Condensed Consolidated Statements of
	Cash Flows Three Months Ended
	March 31, 2002 and 2001	7

	Notes to Condensed Consolidated
	Financial Statements	8

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	10

Part II	Other Information	12

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders Industrial Services of America, Inc. and Subsidiaries Louisville, Kentucky

We have reviewed the condensed consolidated balance sheet of Industrial Services of America, Inc. as of March 31, 2002, and the related condensed consolidated statements of income and cash flows for the quarters ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Crowe, Chizek and Company LLP

Indianapolis, Indiana April 16, 2002

Part I – FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31, 2002	December 31, 2001
Current assets
Cash and cash equivalents	$ 683,803	$ 776,745
Accounts receivable - trade (after allowance for doubtful accounts of $50,000)	8,485,266	6,669,782
Accounts receivable - related party	-	59,714
Net investment in sales-type leases	115,696	109,586
Inventories	1,765,208	1,949,766
Deferred income taxes	181,800	181,800
Other	146,663	201,300

Total current assets	11,378,436	9,948,693

Net property and equipment	6,075,716	6,150,018

Other Assets
Non-compete agreements, net	152,947	203,536
Goodwill	560,005	560,005
Net investment in sales-type leases	250,527	282,528
Other assets	165,978	166,478
	1,129,457	1,212,547

	$ 18,583,609	$ 17,311,258

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2002	December 31, 2001
Current liabilities
Note payable to bank	$ 2,500,000	$ 1,000,000
Current maturities of long-term debt	757,753	734,899
Current maturities of capital lease obligation	31,990	31,403
Accounts payable	9,048,131	9,162,791
Other current liabilities	345,938	365,920
Total current liabilities	12,683,812	11,295,013

Long-term liabilities
Long-term debt	2,071,033	2,234,175
Capital lease obligation	101,211	109,432
Deferred income taxes	13,400	13,400
	2,185,644	2,357,007

Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares authorized, 1,957,500 shares issued, 1,660,400 shares outstanding	19,575	19,575
Additional paid-in capital	1,925,321	1,925,321
Retained earnings	2,351,380	2,296,465
Treasury stock, 297,100 shares at cost	(582,123)	(582,123)
	3,714,153	3,659,238
	$ 18,583,609	$ 17,311,258

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

	2002	2001

Revenue	$ 22,966,963	$ 23,251,853

Cost of goods sold	21,219,594	21,259,698

Gross profit	1,747,369	1,992,155

Selling, general and administrative	1,581,457	1,736,129

Income before other expenses	165,912	256,026

Other expenses, net	(74,387)	(68,343)

Income before income taxes	91,525	187,683

Provision for income taxes	36,610	51,436

Net income	$ 54,915	$ 136,247

Earnings per share	$0.03	$0.08

Earnings per share, assuming dilution	$0.03	$0.08

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

	2002	2001
Cash flows from operating activities
Net income	$ 54,915	$ 136,247
Adjustments to reconcile net income to net cash from operating activities:
Stock options granted for services	-	20,202
Depreciation and amortization	436,555	401,793
Provision for doubtful accounts	-	47,523
Deferred income tax	-	(69,339)
(Gain) loss on sale of property and equipment	12,298	(2,122)
Change in assets and liabilities
Receivables	(1,707,139)	(492,614)
Inventories	184,558	(25,555)
Other assets	6,506	19,531
Accounts payable	(114,660)	181,800
Other current liabilities	(19,982)	88,053
Net cash from operating activities	(1,146,949)	305,519

Cash flows from investing activities
Proceeds from sales-type leases	25,891	23,601
Proceeds from sale of property and equipment	-	6,500
Purchases of property and equipment	(278,647)	(360,117)
Net cash from investing activities	(252,756)	(330,016)

Cash flows from financing activities
Net borrowings on note payable to bank	1,500,000	-
Purchase of common stock	-	(288,563)
Payments on capital lease obligation	(7,635)	-
Payments on long-term debt	(185,602)	(102,162)
Net cash from financing activities	1,306,763	(390,725)

Net decrease in cash	(92,942)	(415,222)

Cash at beginning of period	776,745	1,395,882

Cash at end of period	$ 683,803	$ 980,660

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of March 31, 2002 and the results of its operations and changes in cash flow for the periods ended March 31, 2002 and 2001. Results of operations for the period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2001 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 on file with the Securities and Exchange Commission.

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

The Company's three reportable segments are determined by the products and services that each offers. The recycling segment generates its revenues based on buying and selling of ferrous and non-ferrous scrap. CWS's revenues consist of management fees charged to customers at a percentage of the total service provided. WESSCO’s primary source of revenue is generated through lease income.

The Company evaluates segment performance based on profit or loss before income taxes and the evaluation process for each segment includes only direct expenses omitting any selling, general and administrative costs.

March 31, 2002	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Segment Totals

Recycling revenues	$ 4,510,776	$ -	$ -	$ 4,510,776
Equipment sales, service
and leasing revenues		-	472,575	472,575
Management fees	-	17,983,612	-	17,983,612
Cost of goods sold	(4,258,017)	(16,808,622)	(152,955)	(21,219,594)

Segment profit	$ 252,759	$ 1,174,990	$ 319,620	$ 1,747,369

March 31, 2001	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Segment Totals

Recycling revenues	$ 5,097,184	$ -	$ -	$ 5,097,184
Equipment sales, service and
leasing revenues	-		607,019	607,019
Management fees	-	17,547,650	-	17,547,650
Cost of goods sold	(4,542,723)	(16,466,890)	(250,085)	(21,259,698)

Segment profit	$ 554,461	$ 1,080,760	$ 356,934	$ 1,992,155

NOTE 3 – INVENTORIES

Inventories consist of the following:

	March 31, 2002	December 31, 2001

Equipment and parts	$ 80,610	$ 101,316
Ferrous materials	1,202,922	1,236,949
Non-ferrous materials	481,676	611,501

Total inventories	$ 1,765,208	$ 1,949,766

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of March 31, 2002 the Registrant held cash and cash equivalents of $683,803.

The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 78.3% and 75.5% of the Registrant's total revenues for the quarters ended March 31, 2002 and 2001, respectively.

The Registrant currently maintains a working capital line of credit with the Mid-America Bank of Louisville and Trust Company (the "Bank") in the amount of $3,000,000. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2002. At March 31, 2002 there was $2,500,000 drawn against this line of credit.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

Quarter ended March 31,
	2002	2001
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	92.4%	91.4%
Selling, general and administrative expenses ..................................	6.9%	7.5%
Income from operations ...................................................................	0.7%	1.1%

Quarter ended March 31, 2002 compared to quarter ended March 31, 2001

Total revenue decreased $284,890 or 1.2% to $22,966,963 in 2002 compared to $23,251,853 in 2001. Recycling revenue decreased $586,408 or 11.5% to $4,510,776 in 2002 compared to $5,097,184 in 2001. This is due to a decline of commodity prices in the ferrous, non-ferrous and corrugated markets as well as lower volumes of shipments in the ferrous and corrugated markets in the first quarter of 2002 compared to the first quarter of 2001. Management services revenue increased $435,962 or 2.5% to $17,983,612 in 2002 compared to $17,547,650 in 2001. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base. Equipment, service and leasing revenue decreased $134,444 or 22.1% to $472,575 in 2002 compared to $607,019 in 2001. This decrease was due to the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention. Leasing revenues increased $47,398 or 29.8% offset by a decrease in service and equipment sales of $181,842 or 40.6%.

Total gross profit decreased $244,786 or 12.3% to $1,747,369 in 2002 compared to $1,992,155 in 2001. Recycling gross profit decreased $301,702 or 54.4% to $252,759 in 2002 compared to $554,461 in 2001. This is due to higher processing costs and higher commodity purchase prices in the ferrous market. Management services gross profit increased $94,230 or 8.7% to $1,174,990 in 2002 compared to $1,080,760 in 2001. This is due to the increased operating efficiencies generated from the new building facilities and the continued application of the customized software. Equipment, service and leasing gross profit decreased $37,314 or 10.5% to 319,620 in 2002 compared to $356,934 in 2001.

Selling, general and administrative expenses decreased $154,672 or 8.9% to $1,581,457 in 2002 compared to $1,736,129 in 2001. This decrease is due to a reduction of payroll expenses, bad debt expenses, insurance expenses and programming expenses. As a percentage of revenue, selling, general and administrative expenses were 6.9% in 2002 compared to 7.5% in 2001.

Financial condition at March 31, 2002 compared to December 31, 2001

Accounts receivable trade increased $1,815,484 or 27.2% to $8,485,266 in 2002 compared to $6,669,782 in 2001. The increase of $1,815,484 is due to an increase in (i) revenues per customer location while maintaining a consistent customer base in the Management Services segment and (ii) the volume of shipments in the Recycling segment. Average days outstanding in 2002 were 29.7 days compared to 34.7 days in 2001.

Accounts payable trade decreased $114,660 or 1.3% to $9,048,131 in 2002 compared to $9,162,791 in 2001. Accounts payable trade did not increase as accounts receivable trade due to the increased operating efficiencies generated from the new building facilities and the continued application of the customized software.

Working capital increased $40,944 to a deficit of $1,305,376 in 2002 compared to a deficit of $1,346,320 in 2001. These deficits are due to the use of working capital to finance the purchase of property and equipment rather than using long-term debt in 2002 and 2001.

Impact of Recently Issued Accounting Standards

The FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which was effective as of January 1, 2002. SFAS 142 establishes new accounting guidance for goodwill. Goodwill will no longer be amortized as the economic life is indefinite. Rather, the goodwill balance will be tested for impairment at least annually with any deemed impairment recorded as a charge to operations.

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

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: May 8, 2002	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

13