Form 10-Q
period 2002-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2002-08-12
CIK 4187

content="text/html; charset=iso-8859-1"> Industrial Services of America, Inc. Form 10-Q 2nd Qtr. 2002

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

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

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2002: 1,648,200.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Report of Independent Accountants	3

	Condensed Consolidated Balance Sheets
	June 30, 2002 and December 31, 2001	4

	Condensed Consolidated Statements of
	Income Three Months Ended
	June 30, 2002 and 2001	6

	Condensed Consolidated Statements of
	Income Six Months Ended
	June 30, 2002 and 2001	7

	Condensed Consolidated Statements of
	Cash Flows Six Months Ended
	June 30, 2002 and 2001	8

	Notes to Condensed Consolidated
	Financial Statements	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	11

Part II	Other Information	15

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders Industrial Services of America, Inc. and Subsidiaries Louisville, Kentucky

We have reviewed the condensed consolidated balance sheet of Industrial Services of America, Inc. and Subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for the three and six month periods ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six month period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

Crowe, Chizek and Company LLP

Indianapolis, Indiana July 22, 2002

Part I – FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30, 2002	December 31, 2001
Current assets
Cash and cash equivalents	$ 1,235,023	$ 776,745
Accounts receivable - trade (after allowance for doubtful accounts of $50,000)	9,226,102	6,669,782
Accounts receivable - related party	-	59,714
Net investment in sales-type leases	140,453	109,586
Inventories	1,886,860	1,949,766
Deferred income taxes	181,800	181,800
Other current assets	289,650	201,300

Total current assets	12,959,888	9,948,693

Net property and equipment	5,874,141	6,150,018

Other Assets
Non-compete agreements, net	102,358	203,536
Net investment in sales-type leases	332,735	282,528
Other assets	766,843	726,483
	1,201,936	1,212,547

	$ 20,035,965	$ 17,311,258

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2002	December 31, 2001
Current liabilities
Note payable to bank	$ 1,500,000	$ 1,000,000
Current maturities of long-term debt	794,750	734,899
Current maturities of capital lease obligation	32,587	31,403
Accounts payable	11,422,013	9,162,791
Other current liabilities	388,310	365,920
Total current liabilities	14,137,660	11,295,013

Long-term liabilities
Long-term debt	1,871,858	2,234,175
Capital lease obligation	92,837	109,432
Deferred income taxes	13,400	13,400
	1,978,095	2,357,007

Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares authorized, 1,957,500 shares issued, 1,648,200 and 1,660,400 shares outstanding in 2001 and 2000	19,575	19,575
Additional paid-in capital	1,925,321	1,925,321
Retained earnings	2,584,050	2,296,465
Treasury stock, 309,300 and 297,100 shares at cost in 2001 and 2000	(608,736)	(582,123)
	3,920,210	3,659,238
	$ 20,035,965	$ 17,311,258

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Revenue	$ 26,473,002	$ 25,820,543

Cost of goods sold	24,762,216	23,890,515

Gross profit	1,710,786	1,930,028

Selling, general and administrative expenses	1,543,086	1,614,352

Income before other income (expenses)	167,700	315,676

Other income (expenses), net	220,088	(61,394)

Income before income taxes	387,788	254,282

Provision for income taxes	155,115	125,790

Net income	$ 232,673	$ 128,492

Earnings per share	$0.14	$0.07

Earnings per share, assuming dilution	$0.14	$0.07

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Revenue	$ 49,439,965	$ 49,072,396

Cost of goods sold	45,981,810	45,150,213

Gross profit	3,458,155	3,922,183

Selling, general and administrative expenses	3,124,543	3,350,481

Income before other income (expenses)	333,612	571,702

Other income (expenses), net	145,701	(129,737)

Income before income taxes	479,313	441,965

Provision for income taxes	191,725	177,226

Net income	$ 287,588	$ 264,739

Earnings per share	$0.17	$0.15

Earnings per share, assuming dilution	$0.17	$0.15

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	2002	2001
Cash flows from operating activities
Net income	$ 287,588	$ 264,739
Adjustments to reconcile net income to net cash from operating activities:
Stock options granted for services	-	33,670
Depreciation and amortization	880,991	808,257
Provision for doubtful accounts	-	73,914
Deferred income tax	-	(69,339)
(Gain) loss on sale of property and equipment	(9,683)	2,987
Change in assets and liabilities
Receivables	(2,648,003)	(1,166,060)
Inventories	62,906	32,270
Other assets	(55,444)	8,247
Accounts payable	2,259,222	848,853
Other current liabilities	100,519	258,195
Net cash from operating activities	878,096	1,095,733

Cash flows from investing activities
Proceeds from sales-type leases	52,799	48,097
Purchases of equipment under sales-type leases	(133,873)	-
Proceeds from sale of property and equipment	52,500	6,500
Purchases of property and equipment	(546,753)	(784,848)
Net cash from investing activities	(575,327)	(730,251)

Cash flows from financing activities
Proceeds from long-term debt	-	1,500,000
Net borrowings on note payable to bank	500,000	(1,250,000)
Purchase of common stock	(26,613)	(334,903)
Payments on capital lease obligation	(15,411)	-
Payments on long-term debt	(302,467)	(71,174)
Net cash from financing activities	155,509	(156,077)

Net increase in cash	458,278	209,405

Cash at beginning of period	776,745	1,395,882

Cash at end of period	$ 1,235,023	$ 1,605,287

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of June 30, 2002 and the results of its operations and changes in cash flow for the periods ended June 30, 2002 and 2001. Results of operations for the period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2001 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 on file with the Securities and Exchange Commission.

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

June 30, 2002	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Segment Totals

Recycling revenues	$ 10,543,665	$ -	$ -	$10,543,665
Equipment sales, service
and leasing revenues	-	-	1,108,426	1,108,426
Management fees	-	37,787,874	-	37,787,874
Cost of goods sold	(9,634,808)	(35,920,913)	(426,089)	(45,981,810)

Segment profit	$ 908,857	$ 1,866,961	$ 682,337	$ 3,458,155

JUNE 30, 2001	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Segment Totals

Recycling revenues	$ 10,434,237	$ -	$ -	$10,434,237
Equipment sales, service and
leasing revenues	-	-	1,184,063	1,184,063
Management fees	-	37,454,096	-	37,454,096
Cost of goods sold	(9,426,355)	(35,231,736)	(492,122)	(45,150,213)

Segment profit	$ 1,007,882	$ 2,222,360	$ 691,941	$ 3,922,183

NOTE 3 – INVENTORIES

Inventories consist of the following:

	June 30, 2002	December 31, 2001

Equipment and parts	$ 72,069	$ 101,316
Ferrous materials	1,173,473	1,236,949
Non-ferrous materials	641,318	611,501

Total inventories	$ 1,886,860	$ 1,949,766

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of June 30, 2002 the Registrant held cash and cash equivalents of $1,235,023.

The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 76.4% and 76.3% of the Registrant's total revenues for the quarters ended June 30, 2002 and 2001.

The Registrant currently maintains a working capital line of credit with the Bank of Louisville (the "Bank") in the amount of $3,000,000. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2003. At June 30, 2002 there was $1,500,000 drawn against this line of credit.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Income bear to total revenues and other pertinent data:

Six months ended June 30,
	2002	2001
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	93.0%	92.0%
Selling, general and administrative expenses ..................................	6.3%	6.8%
Income before other income (expenses) ..........................................	0.7%	1.2%

Six months ended June 30, 2002 compared to six months ended June 30, 2001

Total revenue increased $367,569 or 0.7% to $49,439,965 in 2002 compared to $49,072,396 in 2001. Recycling revenue increased $109,428 or 1.0% to $10,543,665 in 2002 compared to $10,434,237 in 2001. This is due to an increase in commodity prices in the ferrous, non-ferrous and corrugated markets as well as higher volumes of shipments in the ferrous market in the first six months of 2002 compared to the first six months of 2001. Management services revenue increased $333,778 or 0.9% to $37,787,874 in 2002 compared to $37,454,096 in 2001. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base. Equipment, service and leasing revenue decreased $75,637 or 6.4% to $1,108,426 in 2002 compared to $1,184,063 in 2001. This decrease was due to the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention in lieu of equipment sales. Leasing revenues increased $96,747 or 30.2% offset by a decrease in service and equipment sales of $172,384 or 20.0%.

Total gross profit decreased $464,028 or 11.8% to $3,458,155 in 2002 compared to $3,922,183 in 2001. Recycling gross profit decreased $99,025 or 9.8% to $908,857 in 2002 compared to $1,007,882 in 2001. This is due to higher processing costs and higher commodity purchase prices in the ferrous market. Management services gross profit decreased $355,399 or 16.0% to $1,866,961 in 2002 compared to $2,222,360 in 2001. This is due to decreases in management fees caused by economic conditions experienced by customers and internal increases in vendor fees. Equipment, service and leasing gross profit decreased $9,604 or 1.4% to 682,337 in 2002 compared to $691,941 in 2001.

Selling, general and administrative expenses decreased $225,938 or 6.7% to $3,124,543 in 2002 compared to $3,350,481 in 2001. This decrease is due to a reduction of consulting expenses, bad debt expenses, insurance expenses and programming expenses. As a percentage of revenue, selling, general and administrative expenses were 6.3% in 2002 compared to 6.8% in 2001.

Other income (expenses), net increased $275,438 to other income of $145,701 in 2002 compared to other expense of $129,737 in 2001. This increase is primarily due to the insurance reimbursement for loss of business income in the recycling segment of $161,428, because primary equipment was out of service from mid-November 2001 through mid-January 2002 and a bad debt recovery of $73,861 in the management services segment. The recycling segment is still recovering from the primary equipment breakdown as processed inventory levels will not be back to normal for approximately sixty days.

Three months ended June 30, 2002 compared to three months ended June 30, 2001

Total revenue increased $652,459 or 2.5% to $26,473,002 in 2002 compared to $25,820,543 in 2001. Recycling revenue increased $695,836 or 13.0% to $6,032,889 in 2002 compared to $5,337,053 in 2001. This is due to an increase of commodity prices in the ferrous, non-ferrous and corrugated markets as well as higher volumes of shipments in the ferrous market in the second quarter of 2002 compared to the second quarter of 2001. Management services revenue decreased $102,184 or 0.5% to $19,804,262 in 2002 compared to $19,906,446 in 2001. This is due to a decrease in revenues per the customer locations while maintaining a consistent customer base. Equipment, service and leasing revenue increased $58,807 or 10.2% to $635,851 in 2002 compared to $577,044 in 2001. This increase is due to an increase of leasing revenues of $49,349 or 30.7% and an increase in equipment sales of $9,458 or 2.3%.

Total gross profit decreased $219,242 or 11.4% to $1,710,786 in 2002 compared to $1,930,028 in 2001. Recycling gross profit increased $202,677 or 44.7% to $656,098 in 2002 compared to $453,421 in 2001. This is due to an increase of commodity prices in the ferrous, non-ferrous and corrugated markets as well as higher volumes of shipments in the ferrous market. Management services gross profit decreased $449,629 or 39.4% to $691,971 in 2002 compared to $1,141,600 in 2001. This is due to decreases in management fees caused by economic conditions experienced by customers and internal increases in vendor fees. Equipment, service and leasing gross profit increased $27,710 or 8.3% to 362,717 in 2002 compared to $335,007 in 2001.

Selling, general and administrative expenses decreased $71,266 or 4.4% to $1,543,086 in 2002 compared to $1,614,352 in 2001. This decrease is due to a reduction of consulting expenses, bad debt expenses and programming expenses. As a percentage of revenue, selling, general and administrative expenses were 5.8% in 2002 compared to 6.3% in 2001.

Other income (expenses), net increased $281,482 to other income of $220,088 in 2002 compared to other expense of $61,394 in 2001. This increase is primarily due to the insurance reimbursement for loss of business income in the recycling segment of $161,428, because primary equipment was out of service from mid-November 2001 through mid-January 2002 and a bad debt recovery of $73,861 in the management services segment. The recycling segment is still recovering from the primary equipment breakdown as processed inventory levels will not be back to normal for approximately sixty days.

Financial condition at June 30, 2002 compared to December 31, 2001

Accounts receivable trade increased $2,556,320 or 38.3% to $9,226,102 in 2002 compared to $6,669,782 in 2001. The increase is due to an increase in revenues per the customer locations while maintaining a consistent customer base in the Management Services segment as well as an increase in the volume of shipments in the Recycling segment. Average days outstanding in 2002 were 28.8 days compared to 34.2 days in 2001.

Accounts payable trade increased $2,259,222 or 24.7% to $11,422,013 in 2002 compared to $9,162,791 in 2001. Accounts payable trade did not increase as accounts receivable trade due to the increased operating efficiencies generated from the new building facilities and the continued application of the customized software.

Working capital increased $168,548 to a deficit of $1,177,772 in 2002 compared to a deficit of $1,346,320 in 2001. These deficits are due to the use of working capital to finance the purchase of property and equipment rather than using long-term debt in 2002 and 2001.

Impact of Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). These statements significantly affect the financial accounting and the reporting for business combinations, goodwill and intangible assets. SFAS 142 requires that goodwill be allocated to reporting units and that goodwill and intangibles assets with indefinite useful lives not be amortized over their useful lives, but rather be tested for impairment upon implementation of this standard and at least annually thereafter. Amortizable intangible assets will be subject to the impairment provisions of Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Consequently, there is no transitional impairment test for these assets. However, SFAS 142 requires that the useful lives of these amortizable intangible assets be reassessed. The transitional impairment test should be completed in the first interim period (or in case of goodwill in the first six months) of the fiscal year in which SFAS 142 is adopted, and any resulting impairment loss should be recognized as the effect of a change in accounting principle in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. Any subsequent impairment losses resulting from events or circumstances that occur after the first day of the fiscal year in which SFAS 142 is adopted should be reported as a component of income from continuing or discontinued operations, as appropriate. These statements apply to all business combinations that are initiated or completed after June 30, 2001 and the effective date of these pronouncements for the Registrant is January 1, 2002.

Effective January 1, 2002 the Company implemented SFAS 142 and as a result Goodwill will no longer be amortized as the economic life is indefinite. In connection with the SFAS 142 transition an impairment test has been performed on Goodwill and determined that there is no impairment issue and therefore a write-off of goodwill is not necessary at this time. The impairment test was performed with discounted estimated future cash flows as the criteria for determining fair market value. The Goodwill has been allocated to the recycling reporting unit.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) At the Annual Meeting of Shareholders held on May 30, 2002, the following proposals were adopted by the margins indicated:

(b) PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Harry Kletter, Ted L. Cox, Roman Epelbaum, David W. Lester, and James E. Vining. One additional nominee was nominated from the floor: Bob Cuzzort. The five director positions were filled based upon the five receiving the most votes:

	For	Against	Broker Non- Votes And Abstentions

Harry Kletter	1,286,879	1,110	-
Ted L. Cox	206,775	110	-
Roman Epelbaum	1,287,889	100	-
David W. Lester	1,287,889	100	-
James E. Vining	1,287,889	100	-
Bob Cuzzort	1,081,104	-	-

(c)	PROPOSAL 2: Confirmation of Crowe Chizek & Company LLP as the Registrant's independent auditors.

	For	Against	Broker Non-Votes And Abstentions

	1,287,889	100	-

Item 5.	Other Information

Effective July 1, 2002, ISA Indiana, Inc., a wholly-owned scrap metal and recycling subsidiary of the Registrant, successfully negotiated a lease/purchase agreement with an unaffiliated third party for approximately five acres of land in Seymour, Indiana improved by an approximately 7,000 square foot maintenance and office building. The lease portion of the agreement is for three years at a monthly rental payment of three thousand dollars ($3,000.00) per month, after which the property will be purchased for four hundred twenty-five thousand dollars ($425,000). The agreement may be terminated for cause upon default. There are no provisions for termination without cause.

Item 6.	Exhibits and Reports on Form 8-K

None

16

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: August 12, 2002	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Harry Kletter and Alan L. Schroering, being the Chief Executive Officer and Chief Financial Officer, respectively, of Industrial Services of America, Inc., hereby certify as of this 8th day of August, 2002, that the Form 10-Q for the Quarter ended June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Industrial Services of America, Inc.

/s/ Harry Kletter
Harry Kletter, Chief Executive Officer

/s/ Alan L. Schroering
Alan L. Schroering, Chief Financial Officer