Form 10-Q
period 2002-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2002-11-13
CIK 4187

content="text/html; charset=iso-8859-1"> Industrial Services of America, Inc. Form 10-Q 3rd Quarter 2002
FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2002

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

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ___ NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2002: 1,616,500.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Report of Independent Accountants	3

	Condensed Consolidated Balance Sheets
	September 30, 2002 and December 31, 2001	4

	Condensed Consolidated Statements of
	Income Three Months Ended
	September 30, 2002 and 2001	6

	Condensed Consolidated Statements of
	Income Nine Months Ended
	September 30, 2002 and 2001	7

	Condensed Consolidated Statements of
	Cash Flows Nine Months Ended
	September 30, 2002 and 2001	8

	Notes to Condensed Consolidated
	Financial Statements	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	11

Part II	Other Information	15

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders Industrial Services of America, Inc. and Subsidiaries Louisville, Kentucky

We have reviewed the condensed consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income for the three and nine months periods ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine month period ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

Indianapolis, Indiana October 14, 2002

Part I – FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	September 30, 2002	December 31, 2001
Current assets
Cash and cash equivalents	$ 1,307,845	$ 776,745
Accounts receivable - trade (after allowance for doubtful accounts of $50,000)	8,651,501	6,669,782
Accounts receivable - related party	-	59,714
Net investment in sales-type leases	149,878	109,586
Inventories	1,913,625	1,949,766
Deferred income taxes	181,800	181,800
Other current assets	233,817	201,300
Total current assets	12,438,466	9,948,693

Net property and equipment	6,226,786	6,150,018

Other Assets
Non-compete agreements, net	76,769	203,536
Net investment in sales-type leases	292,856	282,528
Other assets	1,087,123	726,483
	1,456,748	1,212,547

	$ 20,122,000	$ 17,311,258

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2002	December 31, 2001
Current liabilities
Senior revolving credit facility	$ 1,500,000	$ 1,000,000
Current maturities of long-term debt	744,767	734,899
Current maturities of capital lease obligation	47,885	31,403
Accounts payable	11,215,255	9,162,791
Other current liabilities	473,879	365,920
Total current liabilities	13,981,786	11,295,013

Long-term liabilities
Long-term debt	1,727,777	2,234,175
Capital lease obligation	512,185	109,432
Deferred income taxes	13,400	13,400
	2,253,362	2,357,007

Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares authorized, 1,957,500 shares issued, 1,616,500 and 1,660,400 shares outstanding in 2002 and 2001	19,575	19,575
Additional paid-in capital	1,925,321	1,925,321
Retained earnings	2,627,202	2,296,465
Treasury stock, 341,000 and 297,100 shares at cost in 2002 and 2001	(685,246)	(582,123)
	3,886,852	3,659,238
	$ 20,122,000	$ 17,311,258

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Revenue	$ 27,410,393	$ 22,905,207

Cost of goods sold	25,688,481	21,475,592

Selling, general and administrative expenses	1,603,627	1,681,590

Income (loss) before other expenses	118,285	(251,975)

Other expenses, net	(46,805)	(44,755)

Income before income taxes	71,480	(296,730)

Provision (benefit) for income taxes	28,331	(119,132)

Net income (loss)	$ 43,149	$ (177,598)

Earnings (loss) per share	$0.03	$(0.10)

Earnings (loss) per share, assuming dilution	$0.03	$(0.10)

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001

Revenue	$ 76,850,358	$ 71,977,603

Cost of goods sold	71,670,291	66,625,805

Selling, general and administrative expenses	4,728,170	5,032,071

Income before other income (expenses)	451,897	319,727

Other income (expenses), net	98,896	(174,492)

Income before income taxes	550,793	145,235

Provision for income taxes	220,056	58,094

Net income	$ 330,737	$ 87,141

Earnings per share	$0.20	$0.05

Earnings per share, assuming dilution	$0.20	$0.05

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	2002	2001
Cash flows from operating activities
Net income	$ 330,737	$ 87,141
Adjustments to reconcile net income to net cash from operating activities:
Stock options granted for services	-	33,670
Depreciation and amortization	1,306,717	1,232,573
Provision for doubtful accounts	-	98,319
Deferred income tax	-	(69,339)
Loss on sale of property and equipment	1,489	521
Change in assets and liabilities
Receivables	(1,922,006)	810,729
Inventories	36,141	106,597
Other assets	(393,159)	125,958
Accounts payable	2,052,464	(834,481)
Other current liabilities	107,960	117,545
Net cash from operating activities	1,520,343	1,709,233

Cash flows from investing activities
Proceeds from sales-type leases	83,253	35,094
Purchases of equipment under sales-type leases	(133,873)	-
Proceeds from sale of property and equipment	82,955	34,300
Purchases of property and equipment	(894,661)	(1,774,041)
Net cash from investing activities	(862,326)	(1,704,647)

Cash flows from financing activities
Proceeds from long-term debt	-	1,670,000
Net borrowings on senior revolving credit facility	500,000	(750,000)
Purchase of common stock	(103,123)	(420,807)
Payments on capital lease obligation	(27,264)	-
Payments on long-term debt	(496,530)	(417,732)
Net cash from financing activities	(126,917)	81,461

Net increase in cash	531,100	86,047

Cash at beginning of period	776,745	1,395,882

Cash at end of period	$ 1,307,845	$ 1,481,929

During 2002, the Company entered into a capital lease for property with a cost of $471,500.

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of September 30, 2002 and the results of its operations and changes in cash flow for the periods ended September 30, 2002 and 2001. Results of operations for the period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2001 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 on file with the Securities and Exchange Commission.

NOTE 2 – SEGMENT INFORMATION

The Company's operations include three primary segments: ISA Recycling, Computerized Waste Systems (CWS), and Waste Equipment Sales & Service (WESSCO). In addition, the Company also includes corporate selling, general and administrative costs separately. ISA Recycling provides products and services to meet the needs of its customers related to ferrous, non-ferrous and fiber recycling at two locations in the Midwest. CWS provides waste disposal services including contract negotiations with vendors, centralized billing, invoice auditing, and centralized dispatching. WESSCO sells, leases, and services waste handling and recycling equipment.

The Company's three reportable segments are determined by the products and services that each offers. The recycling segment generates its revenues based on buying and selling of ferrous and non-ferrous scrap. CWS's revenues consist of management fees charged to customers at a percentage of the total service provided. WESSCO's primary source of revenue is generated through lease income.

The Company evaluates segment performance based on profit or loss before income taxes and the evaluation process for each segment includes only direct expenses. Corporate level selling, general and administrative costs have not been allocated to each segment.

For the Nine Months Ending September 30, 2001	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Corporate	Segment Totals

Recycling revenues	$ 16,696,637	$ -	$ -	$ -	$16,696,637
Equipment sales, service
and leasing revenues	-	-	1,667,443	-	1,667,443
Management fees	-	58,486,278	-	-	58,486,278
Cost of goods sold	(15,394,415)	(55,635,814)	(640,062)	-	(71,670,291)
Selling, general and
administrative expenses	(493,571)	(1,526,755)	(727,439)	(1,980,405)	(4,728,170)

Segment profit	$ 808,651	$ 1,323,709	$ 299,942	$(1,980,405)	$ 451,897

For the Nine Months ending September 30, 2000	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Corporate	Segment Totals

Recycling revenues	$ 15,157,132	$ -	$ -	$ -	$15,157,132
Equipment sales, service
and leasing revenues	-	-	1,736,776	-	1,736,776
Management fees	-	55,083,695	-	-	55,083,695
Cost of goods sold	(13,826,907)	(52,044,758)	(754,140)	-	(66,625,805)
Selling, general and
administrative expenses	(437,683)	(1,512,548)	(636,471)	(2,445,369)	(5,032,071)

Segment profit	$ 892,542	$ 1,526,389	$ 346,165	$(2,445,369)	$ 319,727

NOTE 3 – INVENTORIES

Inventories consist of the following:

	September 30, 2002	December 31, 2001

Equipment and parts	$ 111,705	$ 101,316
Ferrous materials	1,279,315	1,236,949
Non-ferrous materials	522,605	611,501

Total inventories	$ 1,913,625	$ 1,949,766

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of September 30, 2002 the Registrant held cash and cash equivalents of $1,307,845.

The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 76.1% and 76.5% of the Registrant's total revenues for the quarters ended September 30, 2002 and 2001.

The Registrant currently maintains a $4.3 million senior revolving credit facility with a bank. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2003. At September 30, 2002 there was $1,500,000 drawn against this credit facility.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Income bear to total revenues and other pertinent data:

Nine months ended Sept 30,
	2002	2001
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	93.2%	92.6%
Selling, general and administrative expenses ..................................	6.2%	7.0%
Income before other income (expenses) ..........................................	0.6%	0.4%

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Total revenue increased $4,872,755 or 6.8% to $76,850,358 in 2002 compared to $71,977,603 in 2001. Recycling revenue increased $1,539,505 or 10.2% to $16,696,637 in 2002 compared to $15,157,132 in 2001. This is due to an increase in commodity prices in the ferrous, non-ferrous and corrugated markets as well as higher volumes of shipments in the ferrous market in the first nine months of 2002 compared to the first nine months of 2001. Management services revenue increased $3,402,583 or 6.2% to $58,486,278 in 2002 compared to $55,083,695 in 2001. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base. Equipment, service and leasing revenue decreased $69,333 or 4.0% to $1,667,443 in 2002 compared to $1,736,776 in 2001. This decrease was primarily due to lower service revenues related to the repair of recycling equipment.

Total cost of goods sold increased $5,044,486 or 7.6% to $71,670,291 in 2002 compared to $66,625,805 in 2001. Recycling cost of goods sold increased $1,567,508 or 11.3% to $15,394,415 in 2002 compared to $13,826,907 in 2001. This is due to higher processing costs, higher commodity purchase prices in the ferrous market and repair costs related to primary equipment breakdown. Management services cost of goods sold increased $3,591,056 or 6.9% to $55,635,814 in 2002 compared to $52,044,758 in 2001. This is due to internal increases in vendor fees. Equipment, service and leasing cost of goods sold decreased $114,078 or 15.1% to 640,062 in 2002 compared to $754,140 in 2001. This decrease is primarily due to a reduction in equipment cost of goods sold.

Selling, general and administrative expenses decreased $303,901 or 6.0% to $4,728,170 in 2002 compared to $5,032,071 in 2001. This decrease is due to a reduction of consulting expenses, bad debt expenses and insurance expenses. As a percentage of revenue, selling, general and administrative expenses were 6.2% in 2002 compared to 7.0% in 2001.

Other income (expenses), net increased $273,388 to other income of $98,896 in 2002 compared to other expense of $174,492 in 2001. This increase is primarily due to the insurance reimbursement for loss of business income in the recycling segment of $161,428, because primary equipment was out of service from mid-November 2001 through mid-January 2002 and a bad debt recovery of $73,861 in the management services segment. After provision for income taxes, the sum of insurance proceeds of $161,428 and bad debt recoveries of $73,861 is approximately nine cents per share for nine months ending September 30, 2002.

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Total revenue increased $4,505,186 or 19.7% to $27,410,393 in 2002 compared to $22,905,207 in 2001. Recycling revenue increased $1,430,077 or 30.3% to $6,152,972 in 2002 compared to $4,722,895 in 2001. This is due to an increase of commodity prices in the ferrous, non-ferrous and corrugated markets as well as higher volumes of shipments in the ferrous market in the third quarter of 2002 compared to the third quarter of 2001. Management services revenue increased $3,068,805 or 17.4% to $20,698,404 in 2002 compared to $17,629,599 in 2001. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base. Equipment, service and leasing revenue increased $6,304 or 1.1% to $559,017 in 2002 compared to $552,713 in 2001.

Total cost of goods sold increased $4,212,889 or 19.6% to $25,688,481 in 2002 compared to $21,475,592 in 2001. Recycling cost of goods sold increased $1,359,055 or 30.9% to $5,759,607 in 2002 compared to $4,400,552 in 2001. Management services cost of goods sold increased $2,901,879 or 17.3% to $19,714,901 in 2002 compared to $16,813,022 in 2001. Equipment, service and leasing cost of goods sold decreased $48,045 or 18.3% to 213,973 in 2002 compared to $262,018 in 2001. This decrease is primarily due to a reduction in equipment cost of goods sold.

Selling, general and administrative expenses decreased $77,963 or 4.6% to $1,603,627 in 2002 compared to $1,681,590 in 2001. This decrease is due to a reduction of consulting expenses and bad debt expenses. As a percentage of revenue, selling, general and administrative expenses were 5.9% in 2002 compared to 7.3% in 2001.

Other expense increased $2,050 to $46,805 in 2002 compared to $44,755 in 2001.

Financial condition at September 30, 2002 compared to December 31, 2001

Accounts receivable trade increased $1,981,719 or 29.7% to $8,651,501 in 2002 compared to $6,669,782 in 2001. The increase is due to an increase in revenues per the customer locations while maintaining a consistent customer base in the Management Services segment as well as an increase in the volume of shipments in the Recycling segment. Average days outstanding in 2002 were 26.9 days compared to 31.2 days in 2001.

Other assets increased $360,640 or 49.6% to $1,087,123 in 2002 compared to $726,483 in 2001. This increase is primarily due to deposits made for operating equipment of $155,757 and rental fleet equipment of $133,596.

Accounts payable trade increased $2,052,464 or 22.4% to $11,215,255 in 2002 compared to $9,162,791 in 2001.

Capital lease obligation increased $402,753 to $512,185 in 2002 compared to $109,432 in 2001. This increase is due to the lease purchase of approximately five acres of land in Seymour, Indiana improved by an approximately 7,000 square foot maintenance and office building.

Working capital decreased $197,000 to a deficit of $1,543,320 in 2002 compared to a deficit of $1,346,320 in 2001. These deficits are due to the use of working capital to finance the purchase of property and equipment rather than using long-term debt in 2002 and 2001.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its internal controls and procedures as of November 11, 2002, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (c) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls as of November 11, 2002.

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

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: November 12, 2002	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

CERTIFICATIONS

I, Harry Kletter, being the Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Industrial Services of America, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ Harry Kletter
Date	Harry Kletter, Chief Executive Officer

CERTIFICATIONS

I, Alan Schroering, being the Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Industrial Services of America, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002	/s/ Alan Schroering
Date	Alan Schroering, Chief Financial Officer