Form 10-Q/A
period 2002-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2003-01-21
CIK 4187

content="text/html; charset=iso-8859-1"> Industrial Services of America - Form 10-Q/A
FORM 10-Q/A

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

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

INDEX

Page No.
Part II	Other Information	1

PART II -- OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

	Exhibit 99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: January 21, 2003	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

2