Form 10-K
period 2002-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2003-03-31
CIK 4187

content="text/html; charset=iso-8859-1"> Industrial Services of America Form 10-K
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes No X

Aggregate market value of the 698,796 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on June 28, 2002: $1,607,231.

Number of shares of Common Stock outstanding as of the close of business on March 28, 2003: 1,614,800.
_____________________

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 13 of Part III of this report.

PART I

Item 1. Business.

General

Industrial Services of America, Inc. (the "Registrant") is a management services company specializing in solid waste management, as well as ferrous, non-ferrous and fiber recycling. The management division of the Registrant is engaged in the business of commercial, retail and industrial waste management and waste handling. The Registrant also has an operating division engaged in equipment sales and leasing activities. The recycling division's major products include recycled steel, iron, copper, aluminum and brass. The fiber recycling consists mainly of high-grade papers and corrugated cardboard. The Registrant is able to offer a "total package" concept to commercial, retail and industrial clients to cover their waste management needs. Combining waste reduction, waste materials diversion and waste equipment technology, the Registrant creates waste programs tailored to each client's individual needs. The Registrant offers a more complete line of products and services than its competitors and is better able to coordinate these services on a regional and nationwide basis. By offering competitively priced waste handling equipment from a number of different manufacturers, the Registrant is able to tailor equipment packages for individual client needs. The waste management services offered by the Registrant include locating and contracting with a hauling company at a reasonable cost at each participating location for the customers of the Registrant that are a part of the management program offered by the Registrant. Because the Registrant is not a "waste transporter," it is able to maintain a neutral position with the customers and the hauling companies. The Registrant has designed and developed proprietary computer software that provides the Registrant's personnel with relevant information on each of the client's locations, as well as pertinent information on disposal rates and costs of equipment, including installation and shipping. This software has allowed the Registrant to build a database for serving customers nationwide as well as Canada and Puerto Rico. The Registrant is able to estimate cost savings to potential customers by reviewing their current waste hauling invoices either regionally or nationwide. The Registrant is also capable of generating customized billing statements to accommodate customer needs.

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

Opportunities for continued growth are enhanced by the increasingly stringent regulatory and political constraints being placed on the waste hauling and disposal industries. These more stringent federal, state and local regulations drive prices higher throughout the industry. With ever-increasing costs, solid waste disposal is becoming one of the larger expense items for retail and industrial customers, and perhaps one of the most difficult to control. These increased costs enhance the value of the Registrant’s services. Through the retention of the Registrant's services, customers can "outsource" their in-house waste needs to an experienced independent entity capable of lowering and containing waste disposal costs. The Registrant is able to provide customized reports detailing clients' recycling revenues as well as waste disposal expense.

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

On July 1, 1984, the Registrant began a solid waste handling and disposal equipment sales organization under the name Waste Equipment Sales and Services Company ("WESSCO"). On January 1, 1985, the Registrant merged with Computerized Waste Systems, Inc. ("CWS"), a Massachusetts corporation. CWS was a corporation specializing in offering solid waste management consultations for large multi-location companies involved in the retail, restaurant and industrial sectors. At the time of the merger, CWS was concentrating on large retail chains, but has changed its emphasis to include commercial and industrial clients. This strategy created an additional target market for the Registrant. Subsequent to the merger with CWS, the Registrant moved the CWS headquarters from Springfield, Massachusetts to Louisville, Kentucky. At the time of the merger, much of the client base and marketing efforts were concentrated in the Northeast. With the move to Louisville, the Registrant began to expand its marketing efforts, which are nationwide as well as Canada and Puerto Rico.

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

The Registrant derives a significant portion of its revenues from two primary customers (Home Depot and Office Depot) accounting for approximately 56%, 54% and 44% of 2002, 2001 and 2000 total revenues. The loss of all or a substantial portion of the business from these two primary customers could have a material adverse effect on the Registrant.

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

Industry Background

The Registrant is involved in the management of non-hazardous solid waste and recyclables for retail, commercial and industrial customers. As such, the industry is actually driven by the multi-billion dollar solid waste collection and disposal industry. The size of this industry has increased for the past several years and should continue to increase, as landfill space decreases. Although society (and industry) has developed an increased awareness of environmental issues and recycling has increased, waste production also continues to increase. Because of environmental concerns, new regulations and cost factors, it has become difficult to obtain the necessary permits to build any new landfills. Management believes that with the consolidation taking place in the waste industry, it will become increasingly difficult for a customer to receive a fair price. The Registrant should therefore be in a position to be called upon to represent the best interest of that customer; this fact can only enhance the Registrant's business.

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

Related Parties Agreement – K&R

On February 16, 1998 the Registrant's Board of Directors ratified and formalized an existing relationship in connection with (i) the leasing by the Registrant of its facilities from K&R Corporation (K&R) and (ii) the provision of consulting services from K&R to the Registrant. K&R is an affiliate of the Registrant.

Lease Agreement. The Lease Agreement (the "K&R Lease"), effective as of January 1, 1998, between K&R, as landlord, and the Registrant, as lessee, covers approximately 20.5 acres of land and the improvements thereon, which are located at 7100 Grade Lane in Louisville, Kentucky (the "Leased Premises"). The principal improvements consist of an approximately 22,750 square foot building used as the corporate and CWS offices, an approximately 8,286 square foot building used for sales/leasing and information technology offices, an approximately 13,995 square foot building used as the paper recycling plant, an approximately 12,000 square foot building used for the metals recycling plant, and an approximately 51,760 square foot building used as the recycling offices and warehouse space, with the remaining 15,575 square feet of space contained in five (5) buildings ranging in size from approximately 256 to 8,000 square feet. The initial term of the K&R Lease is for ten years with two five-year option periods (the "Option Periods") available thereafter. The base rent for the first five years was $450,000 per annum. The rent for the second five years, beginning January 1, 2003, is $505,272 per annum, payable at the beginning of each month in an amount equal to $42,106 (the "Fixed Minimum Rent"). The Fixed Minimum Rent adjusts each five years, including each of the Option Periods, in accordance with the Consumer Price Index. The Fixed Minimum Rent also increases to $750,000 per annum, in an amount equal to $62,500 per month in the event of a change in control of the Registrant. The Registrant is also required to pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. The K&R Lease provides for indemnification of K&R by the Registrant for all damages arising out of the Registrant's use or condition of the Leased Premises excepting therefrom K&R's negligence.

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

Acquisition Agreement and Related Lease – Fitzpatrick

Effective June 1, 1998 but executed as of July 31, 1998, ISA Indiana, Inc. (the "Subsidiary"), an Indiana corporation and wholly-owned subsidiary of the Registrant; R. J. Fitzpatrick Smelters, Inc. (the "Seller"); and R. J. Fitzpatrick and Cheryl Fitzpatrick (collectively the "Guarantors"); entered into an Asset Purchase Agreement (the "Fitzpatrick Purchase Agreement") whereby the Subsidiary acquired all of the business, property, rights and assets of the Seller and assumed certain liabilities of the Seller as set forth in the Fitzpatrick Purchase Agreement. Under the Fitzpatrick Purchase Agreement, the Subsidiary entered into a real property Lease Agreement (the "Fitzpatrick Lease"), effective June 1, 1998, from the Guarantors and the Seller for ten successive terms of ten years each at a rental of $13,000 per month during the original term (as adjusted in accordance with the Consumer Price Index for each renewal term) with an option to purchase for $1,600,000 the real property (including an adjoining 20 acre tract less 3 acres to be retained by the Seller and Guarantors). The location of the business is on an approximate 14-acre tract at U.S. 50 and Jennings County Road 900 West, North Vernon, Jennings County, Indiana, approximately 65 miles north of Louisville, Kentucky. The business of the Seller is a metal salvage and metal handling operation and is comprised of five buildings, the total square footage of which is approximately 71,400 feet. The principal improvement is a one-story concrete warehouse/foundry/office approximating 25,500 square feet. The remaining buildings are steel-framed buildings constituting warehouses, garages and office space. The Fitzpatrick Lease provides for the right of the Subsidiary to terminate at any time after May 31, 2003, for a termination payment of $156,000.

Lease and Purchase Agreement - Penske

Effective July 8, 2002, ISA Indiana, Inc. (the "Tenant"), an Indiana corporation and wholly-owned subsidiary of the Registrant and Penske Truck Leasing Co., L.P. (the "Landlord") entered into an Lease and Purchase Agreement whereby the Tenant agrees to pay Landlord $3,000 per month for three years with an option to purchase for $425,000. The location of the business is on an approximate 5-acre tract at 1565 East 4th Street, Seymour, Indiana, approximately 60 miles north of Louisville, Kentucky. The land is improved by an approximately 10,000 square foot maintenance and office building.

Consulting Agreements; Lassak Agreement and JCA/Lassak Agreement

On June 2, 1998, the Registrant entered into an agreement (the "Lassak Agreement") with Andrew M. Lassak ("Lassak") to perform financial advisory services for the Registrant for a period of up to five years. The Company granted to Lassak and/or his designee for the financial advisory services rendered options to purchase 75,000 shares of the Company's Common Stock (the "Common Stock") at $6.00 per share. The options to purchase 75,000 shares of the Company’s Common Stock expire June 2, 2003. To date, Lassak has not exercised any options. The Registrant terminated the Lassak Agreement effective June 2, 2001.

On June 2, 1998, the Registrant entered into an agreement (the "JCA/Lassak Agreement") with Joseph Charles & Associates, Inc. ("JCA") and Lassak for a period of up to five (5) years. The Registrant granted to JCA and Lassak 40,000 options to purchase the Registrant's Common Stock on the basis of 65% of the shares of Common Stock subject to options being granted to Lassak and 35% to JCA, at (a) $6.00 per share. The options to purchase 40,000 shares of the Company’s Common Stock expire June 2, 2003. To date, JCA and Lassak have not exercised any options. The Registrant terminated the JCA/Lassak Agreement effective June 2, 2001.

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

Employees

The Registrant has approximately one hundred twenty-three (123) full-time employees as follows: Recycling 77, Management Services 27, Sales/Leasing 8 and Administration/Information Technology 11. No employee is a member of a union with a contract with the Registrant.

Effect of State and Federal Environmental Regulations

Any environmental regulatory liability relating to the Registrant's operations is generally borne by the customers with whom the Registrant contracts and the third party vendors in their capacity as transporters. As a matter of Registrant's policy, the Registrant uses its best efforts to secure indemnification for environmental liability from its customers and third party vendors. Although management of the Registrant believes that its business does not subject it to potential environmental liability, the Registrant continues to use best efforts to be in compliance with federal, state and local environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance in 2002 or 2001 did not constitute a material expense to the Registrant.

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

Item 2. Properties.

The Registrant leases its corporate offices and processing property and buildings in Louisville, Kentucky for $42,106 per month from K&R pursuant to the K&R Lease. See ITEM 1. BUSINESS. "Related Parties Agreement – K&R"

The Subsidiary of the Registrant has entered into the Fitzpatrick Lease effective June 1, 1998, for ten successive terms of ten years each at a rental of $13,000 per month during the original term (as adjusted in accordance with the Consumer Price Index for each renewal term) with an option to purchase for $1,600,000. See ITEM 1. BUSINESS. "Acquisition Agreement and Related Lease - Fitzpatrick."

The Subsidiary of the Registrant has entered into the Penske Lease and Purchase Agreement effective July 8, 2002, for three years at a rental of $3,000 per month with an option to purchase for $425,000. See ITEM 1. BUSINESS. "Lease and Purchase Agreement Penske."

Item 3. Legal Proceedings.

There are no material proceedings pending by, or against the Registrant or affecting any of its properties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 4a. Executive Officers of the Registrant.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations

Harry Kletter	1983	76	Chairman of the Board and Chief Executive Officer of the Registrant from May 2, 2000 to present. Chairman of the Board and Chief Visionary Officer of the Registrant from February 3, 2000 to May 2, 2000. Mr. Kletter has served as Chairman of the Board and Chief Executive Officer from July 31, 1992 to February 3, 2000, President of the Registrant from July 31, 1992 to December 1997, from January 1990 to July 1991, and from October 1983 to January 1988; Mr. Kletter is also Chairman and sole shareholder of K&R Corporation.

Alan L. Schroering	2000	38	Chief Financial Officer of the Registrant since May, 2001. Mr. Schroering served as a board member of the Registrant from June 2000 to May 2001. Mr. Schroering has served as Treasurer from October 2001 to present. Mr. Schroering served in several accounting positions with National Processing Company from April 1998 to May 2000. Mr Schroering served previously in several accounting positions with the Registrant from November 1984 to March 1998.

Bob Cuzzort	2000	54	Chief Operating Officer of the Registrant from July 2001 to present. Director of Human Resources from March 2001 to present. He served previously in charge of special projects for the Registrant from October 2000 to March 2001. Mr. Cuzzort served as general manager of Bassett Furniture Direct from March 1998 to August 2000. He served in several management positions with Haverty Furniture Company, Inc. from January 1970 to February 1998.

V. David Lee	2001	49	General Counsel and Secretary of the Registrant from October, 2001 to present. Mr. Lee served as General Counsel for ESA1, a national environmental consulting company from 1996 to 2001. Mr. Lee was engaged in the private practice of law, both in and outside of the law firm setting, from 1991 to 1996. Prior to his legal practice, Mr. Lee worked as an environmental regulator in Kentucky state government.

None of the above officers is related to any other. With respect to certain arrangements with certain officers of the Registrant relating to executive compensation, see section entitled "Executive Compensation - Certain Transactions" in the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

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

Quarter Ended	2002		2001		2000
	High	Low	High	Low	High	Low
March 31	$2.50	$2.07	$2.45	$1.94	$4.06	$1.75
June 30	$2.50	$2.01	$2.55	$2.00	$2.50	$1.50
September 30	$2.57	$2.10	$2.65	$2.05	$3.50	$1.25
December 31	$2.19	$1.98	$2.50	$2.05	$3.00	$2.06

There were approximately 395 shareholders of record as of March 12, 2003.

The Registrant has never declared a cash dividend on its Common Stock. Until August 8, 2000, the Registrant had always had a policy intending that the retention of earnings would be used to help finance the Registrant's expansion programs. On August 8, 2000, the Board of Directors of the Registrant approved a change in the dividend policy whereby dividends can be declared subject to Board approval. The Board of Directors has the discretionary power to declare dividends within the constraints of its loan agreement with the Branch Banking and Trust Company (BB&T) formerly known as the Bank of Louisville.

On August 8, 2000, the Board of Directors of the Registrant also approved the repurchase of shares of its common stock. The stock repurchase program allows for the purchase of common stock at current market prices. In the fiscal year 2002, the Registrant repurchased 45,600 shares at an average share price of $2.34.

Item 6. Selected Financial Data.

Selected Financial Data

	2002	2001	2000	1999	1998
(Amounts in Thousands, Except Per Share Data)

Year ended December 31:
Total revenue	$ 101,279	$ 93,771	$ 89,241	$ 77,498	$ 65,205

Net income (loss)	(164)	(353)	506	321	(507)

Earnings (loss)
per common share:
Basic	$ (0.10)	$ (0.21)	$ 0.26	$ 0.17	$ (0.26)

Assuming dilution	$ (0.10)	$ (0.21)	$ 0.26	$ 0.16	$ (0.26)

Cash dividends declared
Per common share	-	-	-	-	-

At year end:
Total assets	$ 18,913	$ 17,311	$ 19,805	$ 20,515	$ 18,288

Long-term Debt	$ 3,748	$ 2,344	$ 1,694	$ 2,105	$ 2,613

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

General

The Registrant continued to pursue a growth strategy in the waste management services arena servicing over 4,500 customer locations throughout the United States, Canada, and Puerto Rico and building a base of approximately 2,300 vendors. This strategy will allow for diversity of business opportunities so that the Registrant is not as dependent upon the operating results of the recycling division. This diversity has helped to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets. Much of management's focus and attention now and in the future is directed towards the growth of the management services business segment through expansion in the existing markets and through an acquisition strategy. The Registrant is also focused on technology enhancements that can be provided to the new and existing customer base to further solidify customer relationships. Additionally, the Registrant is exploring strategic alliances and relationships that will enable it to effectively execute its growth and acquisition strategy.

It is management's plan to expand the management services segment in 2003. At the same time, the Registrant will be seeking more operational cost control, increased efficiency in the information technology area and emphasize sales and marketing efforts.

Management continues to maintain and grow the recycling business within its existing structure and is not actively seeking any further acquisitions or mergers. It is the plan of management to maximize profits through the reduction of surplus inventory and fixed assets.

Liquidity and Capital Resources

As of December 31, 2002, the Registrant held cash and cash equivalents of $1,630,028.

The Registrant currently maintains a $3.8 million senior revolving credit facility with the Branch Banking and Trust Company (BB&T) formerly known as the Bank of Louisville. Indebtedness under this credit facility accrues interest at Bank’s prime rate. The maturity date under this agreement is June 30, 2003. The Credit Line is collateralized by all assets of the Registrant. As of December 31, 2002, $1,750,000 was borrowed against the line of credit compared to $1,000,000 as of December 31, 2001. In addition to the operating line of credit at December 2002, the Registrant had another line of credit with BB&T for $500,000 collateralized by the rental fleet. Interest is payable monthly on the outstanding principal balance at a fixed rate of 7%. The note matures in May 2006. As of December 31, 2002, there was no outstanding balance.

During 2002, the Registrant committed approximately $1,558,000 in fixed asset additions. In the recycling segment approximately $426,000 was committed for the purchase of two new Mack trucks, three new forklifts and a Badger L-100S-2-10/7 baler. In the equipment sales, leasing and service segment, approximately $765,000 was capitalized as rental equipment to be located at customer sites. Net property and equipment has increased $655,277 to $6,805,295 in 2002 from $6,150,018 in 2001. During 2002, the Registrant borrowed $2,500,000 from the Branch Banking and Trust Company (BB&T) formerly known as the Bank of Louisville. The Registrant will make monthly installments of $34,997 including interest at 6.75% through December 2006, secured by operating equipment. The Registrant also entered into capital leases for property and equipment with a cost of $757,835. Depreciation expense during 2002 was $1,579,392.

Existing cash flow from operations and available credit under the existing credit facilities are expected to be sufficient to meet the Registrant's cash needs in 2003.

Results of Operations

The following table presents, for the years indicated, the percentage relationship which certain captioned items in the Registrant's Consolidated Statements of Operations bear to total revenues and other pertinent data:

Year ended December 31,	2002	2001	2000

Statements of Operations Data:
Total Revenue .......................................................	100.0%	100.0%	100.0%
Cost of Goods Sold ...............................................	93.9%	93.0%	91.5%
Selling, General and Administrative
Expenses .............................................................	6.2%	7.3%	7.5%
Income (Loss) before Other Income (Expense).....	(0.1)%	(0.3)%	1.0%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Total revenue increased $7,507,973 or 8.0% to $101,279,239 in 2002 compared to $93,771,266 in 2001. Management services revenue increased $3,990,395 or 5.5% to $76,755,209 in 2002 compared to $72,764,814 in 2001. This is primarily due to an increase in the number of customer locations managed as well as an increase in volume of solid waste that is produced by each customer location. This portion of the management services revenue increased $3,549,722 or 5.0% to $75,234,451 in 2002 compared to $71,684,729 in 2001. Recycling revenue increased $3,655,671 or 19.6% to $22,287,234 in 2002 compared to $18,631,563 in 2001. This is due to the increase in commodity prices of approximately 11.8% in the Ferrous market and 1.1% in the Non-Ferrous market as well as an increase in the volume of outbound shipments of approximately 11.7% in the Ferrous market and 12.7% in the Non-Ferrous market for the year 2002 compared to the year 2001. Equipment, service and leasing revenue decreased $138,093 or 5.8% to $2,236,796 in 2002 compared to $2,374,889 in 2001. This decrease was due to the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention in lieu of equipment sales. Service and leasing revenues increased $78,159 or 5.6% offset by a decrease in equipment sales of $216,252 or 21.9%.

Total cost of goods sold increased $7,725,825 or 8.9% to $94,952,533 in 2002 compared to $87,226,708 in 2001. Management services cost of goods sold increased $4,584,992 or 6.7% to $73,265,891 in 2002 compared to $68,680,899 in 2001. Recycling cost of goods sold increased $3,379,780 or 19.4% to $20,832,346 in 2002 compared to $17,452,566 in 2001. An insurance reimbursement for loss of business income in the recycling segment of $161,428, because primary equipment was out of service from mid-November 2001 through mid-January 2002 was received in the second quarter of 2002. Equipment, service and leasing cost of goods sold decreased $238,947 or 21.9% to $854,296 in 2002 compared to $1,093,243 in 2001. This decrease was primarily due to the continued effort to lease equipment as noted above.

Selling, general and administrative expenses decreased $607,437 or 8.9% to $6,236,814 in 2002 compared to $6,844,251 in 2001. This is primarily due to a reduction of bad debt, programming, amortization, legal, insurance and accounting expense. As a percentage of total revenue, selling, general and administrative expenses were 6.2% in 2002 compared to 7.3% in 2001.

Property tax assessments were incurred during year 2002 for years 1998 through 2000 of $149,916. Without these property tax assessments of $149,916 from years 1998 through 2000, selling, general and administrative expenses would have decreased $757,353 or 11.1% to $6,086,898 in 2002 compared to $6,844,251 in 2001 As a percentage of total revenue, selling, general and administrative expenses without these property tax assessments would have been 6.0% in 2002 compared to 7.3% in 2001.

Other expense decreased $177,342 to $92,203 in 2002 compared to $269,545 in 2001. This is due to a decrease in interest expenses due to lower interest rates on bank loans along with a decrease in interest income due to lower rates of interest on balances at the bank

Income tax (provision) benefit increased $377,541 to an income tax provision of $161,393 in 2002 compared to an income tax benefit of $216,148 in 2001. Without income tax provisions for expired stock options of $151,702 and an IRS refund and adjustment of $19,504, the income tax provision of $161,393 in 2002 would decrease $171,206 to an income tax benefit of $9,813.

Financial Condition at December 31, 2002 compared to December 31, 2001

Accounts receivable trade after allowances for bad debt increased $73,049 or 1.1% to $6,806,795 in 2002 compared to $6,733,746 in 2001. Collections of accounts receivable remains strong as only approximately $95,114 is over 60 days old.

Inventory decreased $66,604 or 3.4% to $1,883,162 in 2002 compared to $1,949,766 in 2001. Inventory investments in both ferrous and non-ferrous remained relatively the same in 2002 as compared to 2001. Ferrous inventory at December 31, 2002 was $92,669 lower than December 31, 2001. Non-ferrous inventory was $27,269 lower than December 31, 2002 versus December 31, 2001.

Accounts payable trade decreased $486,504 or 5.3% to $8,676,287 in 2002 compared to $9,162,791 in 2001. This is due to a decrease in the billings of the CWS segment during December 2002 due to a lower volume in our customers’ industry.

Working capital increased $839,826 to a deficit of $506,494 in 2002 compared to a deficit of $1,346,320 in 2001. The increase of $839,826 is primarily due to the financing of long-term debt of $2,500,000 which is related to purchases of operating equipment. Long-term debt of $1,091,381 related to the acquisitions of Metalcenter and Fitzpatrick Smelters, Inc. were also refinanced under this debt agreement.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Total revenue increased $4,529,793 or 5.1% to $93,771,266 in 2001 compared to $89,241,473 in 2000. Management services revenue increased $9,297,710 or 14.6% to $72,764,814 in 2001 compared to $63,467,104 in 2000. This is primarily due to an increase in the number of customer locations managed as well as an increase in volume of solid waste that is produced by each customer location. This portion of the management services revenue increased $9,961,523 or 16.1% to $71,684,729 in 2001 compared to $61,723,206 in 2000. Commissions from the collection of baled cardboard decreased $629,706 or 56.3% to $489,080 in 2001 compared to $1,118,786 in 2000. Recycling revenue decreased $4,626,055 or 19.9% to $18,631,563 in 2001 compared to $23,257,618 in 2000. This is due to the decline of commodity prices of approximately 21.3% in the Ferrous market and 5.5% in the Non-Ferrous market as well as a decline in the volume of outbound shipments of approximately 12.8% in the Ferrous market and 6.2% in the Non-Ferrous market for the year 2001 compared to the year 2000. Equipment, service and leasing revenue decreased $141,862 or 5.6% to $2,374,889 in 2001 compared to $2,516,751 in 2000. This decrease was due to the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention. Service and leasing revenues increased $142,992 or 11.5% offset by a decrease in equipment sales of $284,854 or 22.4%.

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

Financial Condition at December 31, 2001 compared to December 31, 2000

Accounts receivable trade after allowances for bad debt decreased $2,051,005 or 23.3% to $6,733,746 in 2001 compared to $8,784,751 in 2000. This is due to a decrease in volume of shipments associated with the ISA Recycling segment during the fourth quarter of 2001 as well as a decrease in the billings of the CWS segment during December 2001 due to seasonal volume in our customers’ industry. Also, collections of accounts receivable remained strong as only approximately $135,000 as of December 31, 2001was over 60 days old.

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

Accounts payable trade decreased $963,562 or 9.5% to $9,162,791 in 2001 compared to $10,126,353 in 2000. This is due to a decrease in the billings of the CWS segment during December 2001 due to lower volume in our customers’ industry.

Working capital decreased $634,546 to a deficit of $1,346,320 in 2002 compared to a deficit of $711,774 in 2001. The decrease of $634,546 is primarily due to the increase in current maturities of long-term debt of $313,569 which is primarily related to the financing of current rental fleet purchases. The overall deficit of $1,346,320 is due to the purchase of property and equipment of approximately $5,070,813 over the last three years while the Registrant only borrowed $1,500,000 for rental fleet purchases over the same period.

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

Impact of Recently Issued Accounting Standards

In 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, SFAS 145 eliminates the classification of debt extinguishments as extraordinary items. We will adopt this statement effective January 1, 2003. The adoption of this statement will have no impact on our net results of operation.

In 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Severance pay under SFAS 146, in many cases, would be recognized over the remaining service period rather than at the time the plan is communicated. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We will adopt SFAS 146 for any actions initiated after January 1, 2003, and any future exit costs or disposal activities will be subject to this statement.

In 2002, the FASB issued FASB interpretation (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect Guarantees of Indebtedness of Others. FIN 45 requires an issuer of a guarantee to recognize an initial liability for the fair value of the obligations covered by the guarantee. FIN 45 also addresses the disclosures required by a guarantor in interim and annual financial statements regarding obligations under guarantees. We will adopt the requirement for recognition of the liability for the fair value of guaranteed obligations prospectively for guarantees entered into after January 1, 2003.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

There is market risk in our recycling segment, sinceit is driven by fluctuating commodity prices. Management mitigates this risk by selling our product on a monthly contract basis.

Item 8. Consolidated Financial Statements and Supplementary Data.

The consolidated financial statements of the Registrant required to be included in this Item 8 are set forth in Item 14 of this report. The annual results of operations are included in the Notes to Consolidated Financial Statements under Item 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

PART III

Item 10. Directors and Executive Officers of the Registrant. *

The information in Item 4a. in this report is incorporated herein by reference.

Item 11. Executive Compensation *

Item 12. Security Ownership of Certain Beneficial Owners and Management. *

Item 13. Certain Relationships and Related Transactions. *

Item 14. Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its internal controls and procedures as of March 26, 2003, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (c) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls as of March 26, 2003.

* The information required by Items 10, 11, 12 and 13 is or will be set forth in the definitive proxy statement relating to the 2003 Annual Meeting of Shareholders of the Registrant which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12 and 13 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:

Page

	Report of Independent Auditors	F-1
	Consolidated Balance Sheets as of December 31, 2002 and 2001	F-2
Consolidated Statements of Operations for the years
	ended December 31, 2002, 2001 and 2000	F-3
Consolidated Statements of Shareholders' Equity for the
	years ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Cash Flows for the years
	ended December 31, 2002, 2001 and 2000	F-5
	Notes to Consolidated Financial Statements	F-6

(a)(2)	Consolidated Financial Statement Schedules.
Schedule II--Valuation and Qualifying Accounts for the
	Years ended December 31, 2002, 2001 and 2000	F-23

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

(d) Consolidated Financial Statement Schedules.

Schedule II--Valuation and Qualifying Accounts for the year ended December 31, 2002, 2001 and 2000 is incorporated by reference at page F-23 of the Consolidated Financial Statements of the Registrant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated: March 28, 2003		By : /s/ Harry Kletter
Harry Kletter, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief	March 28, 2003
Harry Kletter	Executive Officer (Principal Executive Officer)

/s/ Alan L. Schroering	Chief Financial Officer	March 28, 2003
Alan L. Schroering	(Principal Financial Officer and
Principal Accounting Officer)

/s/ David W. Lester	Director	March 28, 2003
David W. Lester

/s/ Jim E. Vining	Director	March 28, 2003
Jim E. Vining

/s/ Roman Epelbaum	Director	March 28, 2003
Roman Epelbaum

CERTIFICATIONS

Harry Kletter and Alan L. Schroering, being the Chief Executive Officer and Chief Financial Officer, respectively, of Industrial Services of America, Inc., hereby certify as of this 26th day of March, 2003, that the Form 10-K for the Year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Industrial Services of America, Inc.

/s/ Harry Kletter
Harry Kletter, Chief Executive Officer

/s/ Alan L. Schroering
Alan L. Schroering, Chief Financial Officer

CERTIFICATIONS

I, Harry Kletter, being the Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Industrial Services of America, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	/s/ Harry Kletter
Date	Harry Kletter, Chief Executive Officer

CERTIFICATIONS

I, Alan Schroering, being the Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Industrial Services of America, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 28, 2003	/s/ Alan L. Schroering
Date	Alan L. Schroering, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant's report of Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's report on Form 10-KSB for the year ended December 31, 1995.

10.1	**	Independent Consulting Services Agreement, dated as of March 31, 1995, and executed on June 25, 1996, by and between the Registrant and Douglas I. Maxwell, III ("Maxwell"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the Registration, filed on June 26, 1996 (File No. 333-06915).

10.2	**	Confidential Information and Non-Competition Agreement Independent Contractor, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Maxwell, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).

10.3	**	Stock Option Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Maxwell, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).

10.4	**	Independent Consulting Services Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Neil C. Sullivan ("Sullivan"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.5	**	Confidential Information and Non-Competition Agreement Independent Contractor, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.6	**	Stock Option Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.7	**	Acquisition of Assets Agreement, dated as of July 1, 1997, by and between the Registrant and The Metal Center set forth in an Asset Purchase Agreement, is incorporated by reference, as the sole Exhibit on Form 8-K of the Registrant, filed July 15, 1997 (File No. 0-20979).

10.8	**	Assignment of Contracts, dated September 4, 1997, by and between the Registrant and MGM Services, Inc. is incorporated by reference to Exhibit 10.11 of the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.9	**	Employment Agreement, dated as of October 15, 1997, by and between the Registrant and Garber is incorporated by reference to Exhibit 10.12 of the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.10	**	Lease Agreement, dated January 1, 1998, by and between the Registrant and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of the Registrant, filed March 3, 1998 (File No. 0-20979).*

10.11	**	Consulting Agreement, dated as of January 2, 1998, by and between the Registrant and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of the Registrant, filed March 3, 1998 (File No. 0-20979).*

10.12	**	Amendment to Employment Agreement, dated as of February 5, 1998, by and between the Registrant and Garber, amending original agreement dated October 15, 1997 is incorporated by reference to Exhibit 10.15 of the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.13	**	Stock Option Agreement, effective as of October 31, 1997, by and between the Registrant and Glenn Bierman is incorporated by reference herein to Exhibit 10.13 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.14	**	Stock Option Agreement, effective as of October 27, 1997, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.14 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.15	**	Stock Option Agreement, effective as of October 31, 1997, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.15 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.16	**	Amendment No. 1 to Option Agreement, effective as of February 5, 1998, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.16 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.17	**	Stock Option Agreement, effective as of February 16, 1998, by and between the Registrant and Harry Kletter is incorporated by reference herein to Exhibit 10.17 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.18	**	Consulting Agreement, dated as of June 2, 1998, by and between the Registrant and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.18 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.19	**	Consulting Agreement, dated as of June 2, 1998, by and among the Registrant, Joseph Charles & Associates, Inc. and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.19 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.20	**	Asset Purchase Agreement, effective as of June 1, 1998, by and among the Registrant, ISA Indiana, Inc., R.J. Fitzpatrick Smelters, Inc., and R.K. Fitzpatrick and Cheryl Fitzpatrick is incorporated by reference herein to Exhibit 10.20 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.21	**	Lease Agreement, effective June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.21 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.22	**	Environmental Indemnity Agreement, effective as of June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.22 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.23	**	Promissory Note dated May 8, 1997, from Registrant to Bank of Louisville in the original principal amount of $2,000,000.00 is incorporated by reference herein to Exhibit 10.23 of the Registrant’s report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.24	**	Loan Agreement dated November 30, 2000, by and between the Registrant and Bank of Louisville is incorporated by reference herein to Exhibit 10.24 of the Registrant’s report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.25	**	Change in Terms Agreement dated November 30, 2000, by and between the Registrant and Bank of Louisville is incorporated by reference herein to Exhibit 10.25 of the Registrant’s report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.26	**	Change in Terms Agreement dated March 26, 2001, by and between the Registrant and Bank of Louisville is incorporated by reference herein to Exhibit 10.26 of the Registrant’s report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.27		Penske Lease and Purchase Agreement effective July 8, 2002, for three years at a rental of $3,000 per month with an option to purchase for $425,000.

11		Statement of Computation of Earnings Per Share (See Note 11 to Notes to Consolidated Financial Statements).

*Denotes a management contract of the Registrant required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K under the Securities Act of 1933, as amended.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

CONTENTS

REPORT OF INDEPENDENT AUDITORS ............................................................................	1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS ......................................................................	2

CONSOLIDATED STATEMENTS OF OPERATIONS ...................................................	3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY ...............................	4

CONSOLIDATED STATEMENTS OF CASH FLOWS ..................................................	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..........................................	6

SUPPLEMENTARY INFORMATION

VALUATION AND QUALIFYING ACCOUNTS ............................................................	23

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiaries
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years ended December 31, 2002, 2001 and 2000. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audit of the foregoing consolidated financial statements also included the schedule listed under item 14(a)(2). In our opinion, such schedule presents fairly the information required to be set forth therein.

Crowe, Chizek and Company LLP

Indianapolis, Indiana
January 31, 2003 except for
Notes 2 and 3, to which
the date is March 25, 2003

______________________________________________________________________________________

1.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
______________________________________________________________________________________________

	2002	2001
ASSETS
Current assets
Cash	$ 1,630,028	$ 776,745

Accounts receivable -- trade (after allowance for doubtful accounts of $50,000 in 2002 and 2001) (Notes 2 and 3)	6,806,795	6,733,746
Income tax refund receivable	79,593	48,610
Net investment in sales-type leases (Note 5)	142,218	109,586
Inventories (Notes 1, 2 and 3)	1,883,162	1,949,766
Deferred income taxes (Note 4)	317,600	181,800
Other	138,507	148,440
Total current assets	10,997,903	9,948,693

Net property and equipment (Notes 1, 2 and 3)	6,805,295	6,150,018

Other assets
Non-compete agreements, net (Note 9)	51,180	203,536
Net investment in sales-type leases (Note 5)	263,921	282,528
Notes receivable	37,735	107,510
Goodwill (Note 10)	560,005	560,005
Other assets	196,740	58,968
	1,109,581	1,212,547
	$18,912,779	$17,311,258

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Note payable to bank (Note 2)	$ 1,750,000	$ 1,000,000
Current maturities of long-term debt (Note 3)	623,363	734,899
Current maturities of capital lease obligation (Note 8)	100,827	31,403
Accounts payable	8,676,287	9,162,791
Other current liabilities	353,920	365,920
Total current liabilities	11,504,397	11,295,013

Long-term liabilities
Long-term debt (Note 3)	3,014,225	2,234,175
Capital lease obligation (Note 8)	733,971	109,432
Deferred income taxes (Note 4)	271,277	13,400
	4,019,473	2,357,007

Shareholders’ equity
Common stock, $.01 par value: 10,000,000 shares
authorized, 1,957,500 shares issued and 1,614,800
and 1,660,400 shares outstanding in 2002 and 2001	19,575	19,575
Additional paid-in capital	1,925,321	1,925,321
Retained earnings	2,132,761	2,296,465
Treasury stock, 342,700 and 297,100 shares at cost
in 2002 and 2001	(688,748)	(582,123)
	3,388,909	3,659,238
	$18,912,779	$17,311,258

______________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

2.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

	2002	2001	2000

Revenue	$101,279,239	$93,771,266	$89,241,473

Cost of goods sold	94,952,533	87,226,708	81,700,832

Selling, general and administrative	6,086,898	6,844,251	6,662,568
Property tax assessment (Note 13)	149,916	-	-
	6,236,814	6,844,251	6,662,568

Income (loss) before other income (expense)	89,892	(299,693)	878,073

Other income (expense)
Interest expense	(213,200)	(368,077)	(242,701)
Interest income	86,353	129,169	189,010
Gain (loss) on sale of assets	6,562	20,958	(2,059)
Other income (expense)	28,082	(51,595)	(7,498)
	(92,203)	(269,545)	(63,248)

Income (loss) before income taxes	(2,311)	(569,238)	814,825

Income tax (provision) benefit (Note 4)	(161,393)	216,148	(308,978)

Net income (loss)	$ (163,704)	$ (353,090)	$ 505,847

Basic earnings (loss) per share	$ (.10)	$ (.21)	$ .26

Diluted earnings (loss) per share	$ (.10)	$ (.21)	$ .26

______________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2002, 2001 and 2000
____________________________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of January 1, 2000	1,957,500	$19,575	$1,669,963	$2,143,708	27,900	$ (8,000)	$3,825,246

Repurchase of common stock	-	-	-	-	66,300	(153,316)	(153,316)

Fair value of stock options issued for consulting
services provided to the Company	-	-	80,808	-	-	-	80,808

Capital contribution	-	-	140,880	-	-	-	140,880

Net income	-	-	-	505,847	-	-	505,847

Balance as of December 31, 2000	1,957,500	19,575	1,891,651	2,649,555	94,200	(161,316)	4,399,465

Repurchase of common stock	-	-	-	-	202,900	(420,807)	(420,807)

Fair value of stock options issued for consulting
services provided to the Company	-	-	33,670	-	-	-	33,670

Net loss	-	-	-	(353,090)	-	-	(353,090)

Balance as of December 31, 2001	1,957,500	19,575	1,925,321	2,296,465	297,100	(582,123)	3,659,238

Repurchase of common stock	-	-	-	-	45,600	(106,625)	(106,625)

Net loss	-	-	-	(163,704)	-	-	(163,704)

Balance as of December 31, 2002	1,957,500	$19,575	$1,925,321	$2,132,761	342,700	$ (688,748)	$3,388,909

____________________________________________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

	2002	2001	2000

Cash flows from operating activities
Net income (loss)	$ (163,704)	$ (353,090)	$ 505,847
Adjustments to reconcile net income (loss) to
net cash from operating activities
Stock options granted for services	-	33,670	80,808
Depreciation and amortization	1,731,748	1,680,349	1,439,145
Provision for doubtful accounts	1,415	222,964	180,413
Deferred income taxes	122,077	(275,400)	38,500
(Gain) loss on sale of property and equipment	(6,562)	(20,958)	2,059
Change in assets and liabilities
Receivables	(35,672)	1,726,221	(257,762)
Inventories	66,604	241,396	(5,168)
Other assets	(127,839)	102,343	(122,565)
Accounts payable	(486,504)	(963,562)	(3,728,392)
Other current liabilities	(12,000)	111,793	78,854
Net cash from operating activities	1,089,563	2,505,726	(1,788,261)

Cash flows from investing activities
Proceeds from sale of property and equipment	91,255	112,581	71,262
Proceeds from equipment under sales-type leases	119,848	104,122	59,771
Purchases of equipment under sales-type leases	(133,873)	(43,402)	(294,065)
Purchases of property and equipment	(1,561,527)	(1,951,443)	(1,392,592)
Net cash from investing activities	(1,484,297)	(1,778,142)	(1,555,624)

Cash flows from financing activities
Net borrowings (payments) on note payable to bank	750,000	(1,750,000)	2,750,000
Payments on capital lease obligation	(63,872)	(29,165)	-
Proceeds from long-term debt	1,415,865	1,500,000	-
Payments on long-term debt	(747,351)	(646,749)	(386,608)
Proceeds from capital contribution	-	-	140,880
Purchase of common stock	(106,625)	(420,807)	(153,316)
Net cash from financing activities	1,248,017	(1,346,721)	2,350,956

Net change in cash	853,283	(619,137)	(992,929)

Cash at beginning of year	776,745	1,395,882	2,388,811

Cash at end of year	$1,630,028	$ 776,745	$ 1,395,882

Supplemental disclosure of cash flow information
Cash paid for interest	$ 211,019	$ 368,077	$ 242,147
Cash paid (refunded) for taxes	97,462	130,189	(53,988)

Supplemental schedule of non-cash financial activities:
During 2002, the Company entered into capital leases for equipment with a cost of $757,835.

During 2002, the Company refinanced certain loans with an unpaid balance of $1,084,135.

_______________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Industrial Services of America, Inc. (the Company) and its subsidiaries provide products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. Management services represent contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. The Company’s customers are located throughout the United States and Canada. The Company’s wholly-owned subsidiary, ISA Indiana, Inc., provides services related to ferrous, non-ferrous and fiber scrap recycling in southern Indiana. The Company’s other wholly-owned subsidiary, ISA Recycling, LLC, provides services related to ferrous, non-ferrous and fiber scrap recycling in Louisville, KY.

Revenue Recognition: The Company records revenue for its recycling and equipment sales divisions upon delivery of the related materials and equipment to the customer.

The Company’s management services segment provides its customers evaluation, management, monitoring, auditing and cost reduction of its customer’s non-hazardous solid waste removal activities. The Company recognizes revenue related to the management aspects of these services as the services are delivered. The segment also manages the specific waste hauling needs of its customers which includes subcontracting with waste haulers throughout the United States and Canada. Revenue related to this activity is recorded on a gross basis because the Company is ultimately responsible for service delivery, has discretion over the selection of the specific service provided and the amounts to be charged, and is directly obligated to the subcontractor for the services provided.

Accounts Receivables: The Company sells to customers using credit terms customary in its industry. Interest is not normally charged on receivables. Management establishes an allowance for losses on its accounts based on historic loss experience and current economic conditions. Losses are charged off to the allowance when management deems further collection efforts will not produce additional recoveries.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ISA Indiana, Inc. and ISA Recycling, LLC. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated

Common Control: The Company conducts significant levels of business (see Note 6) with K&R Corporation, Inc. (K&R) which is owned by the Company’s principal shareholder. Because these entities are under common control, operating results or financial position of the Company may be materially different from those that would have been obtained if the entities were autonomous.

______________________________________________________________________________________________

(Continued)

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Inventories: Inventories consist principally of waste equipment machinery and parts, and scrap materials held for resale and are stated at the lower of cost (first-in, first-out method) or market. Inventories as of December 31, 2002 and 2001 consist of the following:

	2002	2001

Equipment and parts	$ 100,112	$ 101,316
Ferrous materials	1,144,280	1,236,949
Non-ferrous materials	638,770	611,501

	$1,883,162	$1,949,766

Property and Equipment: Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property.

Property and equipment as of December 31, 2002 and 2001 consist of the following:

	Life	2002	2001

Land		$ 281,000	$ -
Equipment and vehicles	3-10 years	7,930,235	7,221,285
Office equipment	3-5 years	1,424,662	1,332,008
Rental equipment	5 years	2,147,449	1,687,111
Leasehold improvements	6-20 years	1,133,910	931,610
Construction in progress		120,662	-
		13,037,918	11,172,014
Accumulated depreciation
and amortization		6,232,623	5,021,996
		$ 6,805,295	$ 6,150,018

Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $1,579,392, $1,424,661 and $1,183,458.

______________________________________________________________________________________________

(Continued)

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets: The Company's adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 did not have a significant effect on 2002 net income. Under the new standard, goodwill and certain intangible assets are no longer amortized but are assessed at least annually for impairment with any such impairment recognized in the period identified.

Other intangible asset consists of a non-compete agreement. Non-compete agreements are being amortized using the straight-line method over the benefit period of 5 years.

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

Earnings Per Share: Amounts reported as Earnings Per Share for each of the three years ended December 31, 2002, 2001 and 2000 reflect the earnings available to common shareholders for the year divided by the weighted average number of common shares outstanding during the year. The weighted average common shares outstanding for the years ended December 31, 2002, 2001 and 2000 were 1,650,602, 1,706,090 and 1,917,633.

Stock-Based Compensation and Transactions: Expense for employee compensation under stock option plans is reported only if options are granted below the market price at the grant date. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of Financial Accounting Standard No. 123 was used for stock-based compensation.

Stock Option Plans: During the years ended December 31, 2002, 2001 and 2000 the Company extended options to purchase shares of the Company’s common stock to several of the Company’s officers and outside directors. The Company applies APB Opinion 25 in accounting for its employees' stock option agreements. Compensation costs are not recognized unless the exercise price of the options is below the market value on the date of grant. There was no compensation charged to operations in 2002, 2001, and 2000 related to these options.

______________________________________________________________________________________________

(Continued)

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has an employee stock option plan under which the Company may grant options for up to 400,000 shares of common stock, which are reserved by the board of directors. The exercise price of each option is equal to the market price of the Company’s stock on the date of grant. The maximum term of the option is five years.

Had compensation costs been recorded on the employee stock options on the basis of fair market value pursuant to FASB Statement No. 123, net income and earnings per share would have been reduced as follows:

	2002	2001	2000
Net income (loss)

As reported	$ (163,704)	$ (353,090)	$505,847

Pro forma	$ (228,391)	$ (381,695)	$407,792

Basic Earnings Per Share

As reported	$ (.10)	$ (.21)	$ .26

Pro forma	$ (.14)	$ (.26)	$ .21

Diluted Earnings Per Share

As reported	$ (.10)	$ (.21)	$ .26

Pro forma	$ (.14)	$ (.26)	$ .21

The above pro forma information is based on an estimated fair value of these stock options as of the date of grant using a Black-Scholes option pricing method with the following weighted average assumptions for 2002, 2001 and 2000: risk free interest rate ranging from 6.0% to 4.0%, dividend yield of 0%, volatility factor of the expected market price of the Company’s common stock ranging from .41 to .68, and a weighted average expected life of the options ranging from 1 to 10 years.

______________________________________________________________________________________________

(Continued)

9.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2002, 2001 and 2000:

	Number of Shares	Weighted Average Exercise Price Per Share	Option Price Per Share	Maximum Term of Options Granted	Weighted Average Grant Date Fair Value of Options
Balance as of January 1, 2000	385,000	$4.35	$1.00	2 to 10	$5.41
			to $8.00	years

Granted	100,000	$2.50	$2.50	2 to 10	$.68
				years

Balance as of December 31, 2000	485,000	$4.00	$1.00	2 to 9	$4.43
			to $8.00	years

Granted	50,000	$2.50	$2.50	2 to 5	$.97
				years

Expired	(205,000)	$(4.51)	$2.50	1 to 8	-
				years

Balance as of December 31, 2001	330,000	$3.61	$1.00	1 to 8	$4.93
			to $6.00	years

Granted	40,000	$2.50	$2.50	1 to 5	$.95
				years

Expired	(145,000)	$(2.24)	$2.50	1 to 5	-
				years

Balance as of December 31, 2002	225,000	$4.29

As of December 31, 2002, the 225,000 options outstanding have exercise prices between $2.50 to $6.00 and a weighted-average remaining contractual life of 2.37 years.

______________________________________________________________________________________________

(Continued)

10.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments: Fair value of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors.

Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2002 and 2001, the estimated fair value of financial instruments approximated book value.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 -- NOTE PAYABLE TO BANK

At December 31, 2002 and 2001, the Company had a $3,800,000 operating line of credit collateralized by all Company assets. Interest is payable monthly on the outstanding principal balance at the bank’s prime rate (4.25% at December 31, 2002). The note matures in June 2003. This line of credit is subject to the same debt covenants and is cross-collateralized with the long-term debt described in Note 3.

In addition to the operating line of credit at December 2002, the Company had a supplemental line of credit for $500,000 collateralized by the assets of the rental fleet. Interest is payable monthly on the outstanding principal balance at a fixed rate of 7.0%. The note matures in May 2006. As of December 31, 2002, there was no outstanding balance under this arrangement.

______________________________________________________________________________________________

(Continued)

11.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 3 -- LONG-TERM DEBT

Long-term debt as of December 31, 2002 and 2001 consists of the following:

	2002	2001

Note payable to a bank in monthly installments of $30,000 including interest at 4.75% through May 2006; secured by assets of the rental fleet.	$1,036,756	$1,352,207

Note payable to a bank in monthly installments of $34,997 including interest at 6.75% through December 2006; secured by virtually all company assets.	2,500,000	-

Note payable to a bank in monthly installments of $20,017 including interest at 8.58% through July 2003; refinanced in December 2002.	-	1,103,920

Note payable to a bank in monthly installments of $18,520 including interest at bank’s prime interest rate (4.25% at December 31, 2002). Refinanced in December 2002.	-	336,086

Note payable to a bank in monthly installments of $818 including interest at 6.00% through August 2006; secured by vehicle.	32,239	-

Note payable to a bank in monthly installments of $2,375 with an interest rate of 0.00% through March 2003; secured by forklift.	7,125	-

Note payable to R.J. Fitzpatrick for covenant not to compete payable in monthly installments of $10,500 including interest at 8.5% through June 2003; secured by virtually all company assets, which is subordinate to the bank’s security agreement disclosed above.	61,468	176,861
	3,637,588	2,969,074
Current maturities	623,363	734,899
	$3,014,225	$2,234,175

______________________________________________________________________________________________

(Continued)

12.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 3 -- LONG-TERM DEBT (Continued)

The long-term debt requires annual principal payments as follows:

2003	$ 623,363
2004	591,165
2005	624,877
2006	1,798,183
$3,637,588

The terms of the loan agreements place certain restrictive covenants on the Company, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. At December 31, 2002, the Company was in compliance with or has received a waiver for all restrictive covenants.

NOTE 4 -- INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Federal
Current	$ 19,504	$ 19,522	$159,349
Deferred	11,100	(218,600)	32,725
Valuation	52,261	-	-
	82,865	(199,078)	192,074
State
Current	19,812	39,730	111,129
Deferred	47,100	(56,800)	5,775
Valuation	11,616	-	-
	78,528	(17,070)	116,904
	$161,393	$(216,148)	$308,978

A reconciliation of income taxes at the statutory rate to the Company’s effective rate is as follows:

	2002	2001	2000

Federal income tax (benefit) at statutory rate	$ (786)	$(193,541)	$277,041
State and local income taxes (benefit), net of
federal income tax affect	(179)	(44,116)	32,267
Change in valuation allowance	63,877	-	-
Expired stock options	87,825	-	-
IRS refund and adjustment	19,504	-	-
Other differences, net	(8,848)	21,509	(330)
	$161,393	$(216,148)	$308,978

______________________________________________________________________________________________

(Continued)

13.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 4 -- INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2002 and 2001 are as follows:

	2002	2001
Deferred tax liabilities
Tax depreciation in excess of book	$542,726	$537,200
Tax amortization in excess of book	18,133	-
State deferred liabilities	109,141	92,333
Gross deferred tax liabilities	670,000	629,533

Deferred tax assets
Property taxes	44,218	16,600
Accrued bonuses	-	8,300
Allowance for doubtful accounts	17,000	26,800
Book amortization in excess of tax	212,070	224,900
Stock options	52,661	158,400
Net operating loss carryforward	247,038	128,933
Alternative minimum tax credit carryforwards	101,326	105,800
Contribution carryforward	4,954	-
Inventory capitalization	5,944	7,600
State income taxes	94,989	120,600
Gross deferred tax assets	780,200	797,933
Less valuation allowance	(63,877)	-
	716,323	797,933
Net deferred tax assets	$46,323	$168,400

As of December 31, 2002, the Company has net operating loss carryforwards which expire as follows:

2021	$128,933
2022	247,038

NOTE 5 -- SALES-TYPE LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees.

______________________________________________________________________________________________

(Continued)

14.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 5 -- SALES-TYPE LEASES (Continued)

Future lease payments receivable under sales-type leases at December 31, 2002 are as follows:

2003	$198,047
2004	163,757
2005	104,265
2006	46,289
Minimum lease payments receivable	512,358
Less unearned income	(106,219)
Net investment in sales-type leases	406,139
Less current portion	(142,218)
$263,921

NOTE 6 -- RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company’s principal shareholder and an affiliated company owned by the Company’s principal shareholder (K&R). A summary of these transactions is as follows:

	2002	2001	2000
Balance sheet accounts:

Accounts receivable	$26,399	$59,714

Income statement activity:

Rent expense	$450,000	$450,000	$450,000

Consulting fees	$240,000	$240,000	$240,000

The Company’s Chairman is compensated through consulting fees shown above, under a consulting agreement with K&R.

The Company entered into an agreement with K&R for consulting services related to the scrap metal and paper recycling operations and related equipment sales and services. The agreement expires on December 31, 2007 and requires payments of $240,000 annually.

______________________________________________________________________________________________

(Continued)

15.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 7 -- EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute a maximum of 15% of their annual salary. Under the plan, the Company matches 25% of each employee’s voluntary contribution up to 6% of their gross salary. The Company’s contributions to the plan for 2002, 2001 and 2000 were $33,681, $38,805 and $15,440.

NOTE 8 -- LEASE COMMITMENTS

Operating Leases:

The Company leases its Louisville, Kentucky facility from a related party (see Note 6) under an operating lease expiring December 2007. This agreement provides for monthly payments of $42,106 through December 2007.

The Company leases real estate in Seymour, Indiana under an operating lease expiring June 2008. This agreement provides for monthly payments of $13,000.

Future minimum lease payments for operating leases as of December 31, 2002 are as follows:

2003	$661,272
2004	661,272
2005	661,272
2006	661,272
2007	661,272
Thereafter	78,000

Net minimum lease payments	$3,384,360

Total rent expense for the years ending December 31, 2002, 2001 and 2000 was $638,895, $868,712 and $740,017.

______________________________________________________________________________________________

(Continued)

16.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 8 -- LEASE COMMITMENTS (Continued)

Capital Leases:

During 2002, the Company entered into a lease contract for real estate and a building in Seymour, Indiana which qualifies as a capital lease. This lease requires monthly payments of $3,000 through June 2005, when the Company intends to exercise a purchase option to own the property outright and unencumbered.

The Company also leases various pieces of equipment, which qualify as capital leases. These lease arrangements require monthly lease payments expiring at various dates through December 2007.

The following is a summary of property held under capital lease:

	2002	2001
Real estate	$471,500	$ -
Equipment	456,335	170,000
Accumulated depreciation	(34,000)	(17,000)

	$893,835	$153,000

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at December 31, 2002.
2003	$141,887
2004	141,887
2005	523,887
2006	65,087
2007	65,087

Total minimum lease payments	937,835
Less amount representing interest	(103,037)

Present value of net minimum
lease payments	$834,798

______________________________________________________________________________________________

(Continued)

17.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 9 -- INTANGIBLES

The components of intangibles as of December 31, 2002 and 2001 are as follows:

	Gross Carrying Amount	Accumulated Amortization
2002
Amortized intangibles:
Non-compete agreement	$1,011,785	$ (960,605)

2001
Amortized intangibles:
Non-compete agreement	$1,011,785	$ (808,249)

Non-compete agreements are being amortized using the straight-line method over the five-year term of the agreements. The weighted-average amortization period for all amortized intangibles acquired is one year, with amortization expense aggregating $152,356 for the year ended December 31, 2002.

Estimated aggregate annual amortization expense remaining under the non-competes is $51,180 in 2003.

NOTE 10 -- GOODWILL

Goodwill is no longer amortized in 2002 (see Note 1). The effect on net income and earnings per share, reported as if amortization expense had not been recognized, is as follows:
	2002	2001	2000
Net income:
Reported net income (loss)	$(163,704)	$(353,090)	$ 505,847
Add back: goodwill amortization	-	53,333	53,333
Adjusted net income (loss)	$(163,704)	$(299,757)	$559,180

Basic earnings per share:
Reported basic earnings per share	$ (.10)	$ (.21)	$ .26
Goodwill amortization	-	.03	.03
Adjusted basic earnings per share	$ (.10)	$ (.18)	$ .29

Diluted earnings per share:
Reported diluted earnings per share	$ (.10)	$ (.21)	$ .26
Goodwill amortization	-	.03	.03
Adjusted diluted earnings per share	$ (.10)	$ (.18)	$ .29

______________________________________________________________________________________________

(Continued)

18.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 11 -- PER SHARE DATA

The following illustrates the computation for earnings per share and earnings per share assuming dilution.

	2002	2001	2000

Earnings per share
Net income (loss)	$ (163,704)	$ (353,090)	$ 505,847
Weighted average shares outstanding	1,650,602	1,706,090	1,917,633

Basic earnings per share	$ (.10)	$ (.21)	$ .26

Earnings per share assuming dilution
Net income (loss)	$ (163,704)	$ (353,090)	$ 505,847
Weighted average shares outstanding	1,650,602	1,706,090	1,917,633
Add dilutive effect of assumed exercising
of stock options	-	-	15,465
Diluted average shares outstanding	1,650,602	1,706,090	1,933,098

Earnings per share assuming dilution	$ (.10)	$ (.21)	$ .26

NOTE 12 -- SEGMENT INFORMATION

The Company’s operations include three primary segments: ISA Recycling, Computerized Waste Systems (CWS), and Waste Equipment Sales & Service (WESSCO). ISA recycling provides products and services to meet the needs of its customers related to ferrous, non-ferrous and fiber recycling at two locations in the Midwest. CWS provides waste disposal services including contract negotiations with vendors, centralized billing, invoice auditing, and centralized dispatching. WESSCO sells, leases, and services waste handling and recycling equipment.

The Company’s three reportable segments are determined by the products and services that each offers. The recycling segment generates its revenues based on buying and selling of ferrous, non-ferrous and fiber scrap; CWS’s revenues consist of charges to customers for waste disposal services; and WESSCO sales and lease income comprise the primary source of revenue for this segment.

______________________________________________________________________________________________

(Continued)

19.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 12 -- SEGMENT INFORMATION (Continued)

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

Revenue from two CWS customers in 2002, 2001 and 2000 represents approximately 74%, 70% and 63% of CWS revenues. At December 31, 2002 and 2001, amounts due from these customers included in CWS accounts receivable were $3,886,506 and $3,364,650.

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals

2002
Recycling revenues	$22,287,234	$ -	$ -	$ -	$22,287,234
Equipment sales, services
and leasing revenues	-	-	2,236,796	-	2,236,796
Management fees	-	76,755,209	-	-	76,755,209
Cost of goods sold	(20,832,346)	(73,265,891)	(854,296)	-	(94,952,533)
Selling, general and
administrative expenses	(1,710,203)	(1,903,405)	(990,318)	(1,632,888)	(6,236,814)

Segment profit (loss)	$ (255,315)	$ 1,585,913	$ 392,182	$(1,632,888)	$ 89,892

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals

2002
Cash	$ 355,867	$ 261,700	$ -	$1,012,461	$ 1,630,028
Accounts receivable	1,958,579	4,637,136	201,742	9,338	6,806,795
Inventory	1,783,050	-	100,112	-	1,883,162
Net property and
equipment	4,493,851	828,312	1,375,257	107,875	6,805,295
Non-compete
agreements, net	51,180	-	-	-	51,180
Intangibles	560,005	-	-	-	560,005
Other assets	488,041	332,722	11,551	344,000	1,176,314

Segment assets	$9,690,573	$6,059,870	$1,688,662	$1,473,674	$18,912,779

______________________________________________________________________________________________

(Continued)

20.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 12 -- SEGMENT INFORMATION (Continued)

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals
2001
Recycling revenues	$18,631,563	$ -	$ -	$ -	$18,631,563
Equipment sales, services
and leasing revenues	-	-	2,374,889	-	2,374,889
Management fees	-	72,764,814	-	-	72,764,814
Cost of goods sold	(17,452,566)	(68,680,899)	(1,093,243)	-	(87,226,708)
Selling, general and
administrative expenses	(1,743,233)	(2,360,871)	(875,971)	(1,864,176)	(6,844,251)

Segment profit (loss)	$ (564,236)	$ 1,723,044	$ 405,675	$(1,864,176)	$ (299,693)

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals
2001
Cash	$ 84,891	$ 171,162	$ -	$ 520,692	$ 776,745
Accounts receivable	1,334,562	5,067,027	268,193	63,964	6,733,746
Inventories	1,848,450	-	101,316	-	1,949,766
Net property and
equipment	4,004,769	976,685	1,015,581	152,983	6,150,018
Non-compete
agreements, net	203,536	-	-	-	203,536
Intangibles	560,005	-	-	-	560,005
Other assets	253,808	25,302	410,161	248,171	937,442

Segment assets	$ 8,290,021	$ 6,240,176	$1,795,251	$ 985,810	$17,311,258

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals
2000
Recycling revenues	$23,257,618	$ -	$ -	$ -	$23,257,618
Equipment sales, services
and leasing revenues	-	-	2,516,751	-	2,516,751
Management fees	-	63,467,104	-	-	63,467,104
Cost of goods sold	(21,295,442)	(58,908,086)	(1,497,304)	-	(81,700,832)
Selling, general and
administrative expenses	(1,754,277)	(2,051,936)	(790,969)	(2,065,386)	(6,662,568)

Segment profit (loss)	$ 207,899	$ 2,507,082	$ 228,478	$(2,065,386)	$ 878,073

______________________________________________________________________________________________

(Continued)

21.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2002, 2001 and 2000
______________________________________________________________________________________________

NOTE 13 -- PROPERTY TAX ASSESSMENT

Property tax assessments were incurred during year 2002 for years 1998 through 2000 of $149,916.

______________________________________________________________________________________________

22.

SUPPLEMENTARY INFORMATION

VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2002 and 2001
_________________________________________________________________________________________________

	Balance at Beginning of Year	Charged to Costs and Expenses	Recoveries of Cost and Expenses	Deductions	Balance at End of Year

Description

Allowance for doubtful accounts 2002 (deducted from accounts receivable)	$ 50,000	$ 1,415	$(73,861)	$ (1,415)	$ 50,000

Allowance for doubtful accounts 2001 (deducted from accounts receivable)	$100,000	$222,964	$ -	$(272,964)	$ 50,000

Allowance for doubtful accounts 2000 (deducted from accounts receivable)	$190,000	$132,867	$ 47,546	$(270,413)	$100,000