Form 10-K/A
period 2002-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2003-04-17
CIK 4187

content="text/html; charset=iso-8859-1"> SECURITIES AND EXCHANGE COMMISSION
UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

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

(a)(3) List of Exhibits.

Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report. The Management Agreement and the Consulting Agreement required to be filed as exhibits to this Form 10-K/A pursuant to Item 14(c) are noted by an asterisk (*) in the Index to Exhibits.

(c) Exhibits.

The exhibits listed on the Index to Exhibits are filed as a part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to its annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated: April 16, 2003		By : /s/ Harry Kletter
Harry Kletter, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to its annual report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief	April 16, 2003
Harry Kletter	Executive Officer (Principal Executive Officer)

/s/ Alan L. Schroering	Chief Financial Officer	April 16, 2003
Alan L. Schroering	(Principal Financial Officer and
Principal Accounting Officer)

/s/ David W. Lester	Director	April 16, 2003
David W. Lester

/s/ Jim E. Vining	Director	April 16, 2003
Jim E. Vining

/s/ Roman Epelbaum	Director	April 16, 2003
Roman Epelbaum

CERTIFICATIONS

Harry Kletter and Alan L. Schroering, being the Chief Executive Officer and Chief Financial Officer, respectively, of Industrial Services of America, Inc., hereby certify as of this 16th day of April, 2003, that the Form 10-K, as amended, for the Year ended December 31, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-K, as amended, fairly presents, in all material respects, the financial condition and results of operations of Industrial Services of America, Inc.

/s/ Harry Kletter
Harry Kletter, Chief Executive Officer

/s/ Alan L. Schroering
Alan L. Schroering, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant's report of Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's report on Form 10-KSB for the year ended December 31, 1995.

10.1	**	Independent Consulting Services Agreement, dated as of March 31, 1995, and executed on June 25, 1996, by and between the Registrant and Douglas I. Maxwell, III ("Maxwell"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the Registration, filed on June 26, 1996 (File No. 333-06915).

10.2	**	Confidential Information and Non-Competition Agreement Independent Contractor, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Maxwell, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).

10.3	**	Stock Option Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Maxwell, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06915).

10.4	**	Independent Consulting Services Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Neil C. Sullivan ("Sullivan"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.5	**	Confidential Information and Non-Competition Agreement Independent Contractor, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.6	**	Stock Option Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between the Registrant and Sullivan, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of the Registrant, filed on June 26, 1996 (File No. 333-06909).

10.7	**	Acquisition of Assets Agreement, dated as of July 1, 1997, by and between the Registrant and The Metal Center set forth in an Asset Purchase Agreement, is incorporated by reference, as the sole Exhibit on Form 8-K of the Registrant, filed July 15, 1997 (File No. 0-20979).

10.8	**	Assignment of Contracts, dated September 4, 1997, by and between the Registrant and MGM Services, Inc. is incorporated by reference to Exhibit 10.11 of the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.9	**	Employment Agreement, dated as of October 15, 1997, by and between the Registrant and Garber is incorporated by reference to Exhibit 10.12 of the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.10	**	Lease Agreement, dated January 1, 1998, by and between the Registrant and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of the Registrant, filed March 3, 1998 (File No. 0-20979).*

10.11	**	Consulting Agreement, dated as of January 2, 1998, by and between the Registrant and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of the Registrant, filed March 3, 1998 (File No. 0-20979).*

10.12	**	Amendment to Employment Agreement, dated as of February 5, 1998, by and between the Registrant and Garber, amending original agreement dated October 15, 1997 is incorporated by reference to Exhibit 10.15 of the Registrant's report on Form 10-K for the year ended December 31, 1997.

10.13	**	Stock Option Agreement, effective as of October 31, 1997, by and between the Registrant and Glenn Bierman is incorporated by reference herein to Exhibit 10.13 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.14	**	Stock Option Agreement, effective as of October 27, 1997, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.14 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.15	**	Stock Option Agreement, effective as of October 31, 1997, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.15 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.16	**	Amendment No. 1 to Option Agreement, effective as of February 5, 1998, by and between the Registrant and Sean Garber is incorporated by reference herein to Exhibit 10.16 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.17	**	Stock Option Agreement, effective as of February 16, 1998, by and between the Registrant and Harry Kletter is incorporated by reference herein to Exhibit 10.17 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.18	**	Consulting Agreement, dated as of June 2, 1998, by and between the Registrant and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.18 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.19	**	Consulting Agreement, dated as of June 2, 1998, by and among the Registrant, Joseph Charles & Associates, Inc. and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.19 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.20	**	Asset Purchase Agreement, effective as of June 1, 1998, by and among the Registrant, ISA Indiana, Inc., R.J. Fitzpatrick Smelters, Inc., and R.K. Fitzpatrick and Cheryl Fitzpatrick is incorporated by reference herein to Exhibit 10.20 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.21	**	Lease Agreement, effective June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.21 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.22	**	Environmental Indemnity Agreement, effective as of June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.22 of the Registrant's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.23	**	Promissory Note dated May 8, 1997, from Registrant to Bank of Louisville in the original principal amount of $2,000,000.00 is incorporated by reference herein to Exhibit 10.23 of the Registrant's report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.24	**	Loan Agreement dated November 30, 2000, by and between the Registrant and Bank of Louisville is incorporated by reference herein to Exhibit 10.24 of the Registrant's report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.25	**	Change in Terms Agreement dated November 30, 2000, by and between the Registrant and Bank of Louisville is incorporated by reference herein to Exhibit 10.25 of the Registrant's report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.26	**	Change in Terms Agreement dated March 26, 2001, by and between the Registrant and Bank of Louisville is incorporated by reference herein to Exhibit 10.26 of the Registrant's report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.27	**	Penske Lease and Purchase Agreement effective July 8, 2002, for three years at a rental of $3,000 per month with an option to purchase for $425,000.

10.28		Promissory Note dated December 31, 2002 from Registrant to Branch Banking and Trust Company in the original principal amount of $2,500,000.

99.1		Section 906 Certification of Harry Kletter

99.2		Section 906 Certificate of Alan L. Schroering

11		Statement of Computation of Earnings Per Share (See Note 11 to Notes to Consolidated Financial Statements).

*Denotes a management contract of the Registrant required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K under the Securities Act of 1933, as amended.

**Previously filed.