Form 10-Q
period 2003-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2003-05-20
CIK 4187

content="text/html; charset=iso-8859-1"> Industrial Services of America, Inc. Form 10-Q

content="text/html; charset=iso-8859-1">

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2003: 1,614,800.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	March 31, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of
	Operations Three Months Ended
	March 31, 2003 and 2002	5

	Condensed Consolidated Statements of
	Cash Flows Three Months Ended
	March 31, 2003 and 2002	6

	Notes to Condensed Consolidated
	Financial Statements	7

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	9

Part II	Other Information	11

Part I – FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31, 2003	December 31, 2002
Current assets
Cash and cash equivalents	$ 1,316,001	$ 1,630,028
Accounts receivable - trade (after allowance for doubtful accounts of $45,000 in 2003 and $50,000 in 2002)	9,572,798	6,803,856
Income tax refund receivable	79,593	79,593
Net investment in sales-type leases	134,510	142,218
Inventories	1,701,546	1,883,162
Deferred income taxes	507,688	317,600
Other	160,911	141,446

Total current assets	13,473,047	10,997,903

Net property and equipment	6,521,354	6,805,295

Other Assets
Non-compete agreements, net	25,591	51,180
Goodwill	560,005	560,005
Net investment in sales-type leases	233,777	263,921
Notes receivable	40,192	37,735
Other assets	320,932	196,740
	1,180,497	1,109,581

	$ 21,174,898	$ 18,912,779

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2003	December 31, 2002
Current liabilities
Note payable to bank	$ 2,000,000	$ 1,750,000
Current maturities of long-term debt	3,433,161	623,363
Current maturities of capital lease obligation	102,309	100,827
Accounts payable	10,886,117	8,676,287
Other current liabilities	476,984	353,920
Total current liabilities	16,898,571	11,504,397

Long-term liabilities
Long-term debt	22,033	3,014,225
Capital lease obligation	707,831	733,971
Deferred income taxes	340,177	271,277
	1,070,041	4,019,473

Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares authorized, 1,957,500 shares issued, 1,614,800 shares outstanding	19,575	19,575
Additional paid-in capital	1,925,321	1,925,321
Retained earnings	1,950,138	2,132,761
Treasury stock, 342,700 shares at cost	(688,748)	(688,748)
	3,206,286	3,388,909
	$ 21,174,898	$ 18,912,779

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002

Revenue	$ 25,841,082	$ 22,966,963

Cost of goods sold	24,701,260	21,287,569

Selling, general and administrative	1,380,314	1,513,482

Income (loss) before other expenses	(240,492)	165,912

Other expenses, net	(63,880)	(74,387)

Income (loss) before income taxes	(304,372)	91,525

Provision (benefit) for income taxes	(121,749)	36,610

Net income (loss)	$ (182,623)	$ 54,915

Basic earnings (loss) per share	$(0.11)	$0.03

Diluted earnings (loss) per share	$(0.11)	$0.03

Weighted shares outstanding:
Basic	1,614,800	1,660,400

Diluted	1,614,800	1,674,289

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)

	2003	2002
Cash flows from operating activities
Net income (loss)	$ (182,623)	$ 54,915
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	446,569	436,555
Deferred income tax	(121,188)	-
Loss on sale of property and equipment	15,602	12,298
Change in assets and liabilities
Receivables	(2,771,399)	(1,707,139)
Inventories	181,616	184,558
Other assets	(143,657)	6,506
Accounts payable	2,209,830	(114,660)
Other current liabilities	123,064	(19,982)
Net cash from operating activities	(242,186)	(1,146,949)

Cash flows from investing activities
Proceeds from equipment under sales-type leases	37,852	25,891
Proceeds from sale of property and equipment	10,100	-
Purchases of property and equipment	(162,741)	(278,647)
Net cash from investing activities	(114,789)	(252,756)

Cash flows from financing activities
Net borrowings on note payable to bank	250,000	1,500,000
Payments on capital lease obligation	(24,658)	(7,635)
Payments on long-term debt	(182,394)	(185,602)
Net cash from financing activities	42,948	1,306,763

Net decrease in cash	(314,027)	(92,942)

Cash at beginning of period	1,630,028	776,745

Cash at end of period	$ 1,316,001	$ 683,803

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of March 31, 2003 and the results of its operations and changes in cash flow for the periods ended March 31, 2003 and 2002. Results of operations for the period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2002 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

NOTE 2 – ESTIMATES

In preparing the condensed consolidated financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates.

NOTE 3 – RECENTLY ENACTED ACCOUNTING PRINCIPLES

During January of 2003 the Company adopted several new accounting principles, none of which have had an impact on the Company’s consolidated financial statements.

NOTE 4 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

The terms of the Company’s bank debt place certain operational and financial position requirements on the Company. As of, and for the quarter ended, March 31, 2003, the Company was not in compliance with these loan covenants. The Company has received a waiver of compliance from the bank for this period.

The loan covenants are measured quarterly. If the Company does not meet the covenant requirements the bank has the right to accelerate payment of the debt. Based on the Company’s recent operations it is likely that one or more of the covenants may not be met at June 30, 2003, the next measurement date. As a result, all of the Company’s bank debt has been reflected as short term, even though $2,807,463 does not mature until after March 31, 2004.

The Company is currently working with the bank on its overall debt structure and to develop appropriate covenants based on the nature of the Company’s operations and financing needs. The recent property acquisition (see note 8) was financed with the Company’s operating line, and management intends to convert that debt to term debt, which matches the cash flows derived from the financed asset.

Management believes that the Company's debt agreements will be modified by June 30, 2003 in a manner such that it will be likely that the Company will be able to meet the requirements of the performance covenants.

NOTE 5 – RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 6 – SEGMENT INFORMATION

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

The Company's three segments are determined by the products and services that each offers. The recycling segment generates its revenues based on buying and selling of ferrous, non-ferrous and fiber scrap; CWS's revenues consist of charges to customers for waste disposal services; and WESSCO sales and lease income comprise the primary source of revenue for this segment.

The Company evaluates segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

For the three months ended March 31, 2003	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Corporate	Segment Totals

Recycling revenues	$ 6,417,769	$ -	$ -	$ -	$ 6,417,769
Equipment sales, service
and leasing revenues	-	-	550,446	-	550,446
Management fees	-	18,872,867	-	-	18,872,867
Cost of goods sold	(6,359,970)	(18,062,570)	(278,720)	-	(24,701,260)
Selling, general and
administrative expenses	(288,454)	(478,307)	(175,029)	(438,524)	(1,380,314)

Segment profit (loss)	$ (230,655)	$ 331,990	$ 96,697	$ (438,524)	$ (240,492)

Segment assets	$ 9,888,831	$ 7,576,768	$ 1,921,661	$ 1,787,638	$21,174,898

For the three months ended March 31, 2002	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Corporate	Segment Totals

Recycling revenues	$ 4,510,776	$ -	$ -	$ -	$ 4,510,776
Equipment sales, service
and leasing revenues	-	-	472,575	-	472,575
Management fees	-	17,983,612	-	-	17,983,612
Cost of goods sold	(4,258,513)	(16,808,126)	(220,930)	-	(21,287,569)
Selling, general and
administrative expenses	(334,956)	(552,454)	(124,602)	(501,470)	(1,513,482)

Segment profit (loss)	$ (82,693)	$ 623,032	$ 127,043	$ (501,470)	$ 165,912

Segment assets	$ 8,598,274	$ 7,643,305	$ 1,619,274	$ 722,756	$18,583,609

NOTE 7 – INVENTORIES

Inventories consist of the following:

	March 31, 2003	December 31, 2002

Equipment and parts	$ 114,323	$ 100,112
Ferrous materials	900,183	1,144,280
Non-ferrous materials	687,040	638,770

Total inventories	$ 1,701,546	$ 1,883,162

NOTE 8 – SUBSEQUENT EVENT

On May 1, 2003, the Registrant purchased 10.723 acres at 7110 Grade Lane for $1,500,000. It includes a 146,627 square foot commercial warehouse building. The property is adjacent to the Registrant’s headquarters. The Registrant financed the property with its revolving credit facility. On May 29, 2003, the Registrant will finance the property with long-term debt with a bank.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of March 31, 2003 the Registrant held cash and cash equivalents of $1,316,001.

The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 73.0% and 78.3% of the Registrant's total revenues for the quarters ended March 31, 2003 and 2002, respectively.

The Registrant currently maintains a $4.3 million senior revolving credit facility with a bank. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2003. At March 31, 2003 there was $2,000,000 drawn against this line of credit.

The terms of the Company’s bank debt place certain operational and financial position requirements on the Company. As of, and for the quarter ended, March 31, 2003, the Company was not in compliance with these loan covenants. The Company has received a waiver of compliance from the bank for this period.

The loan covenants are measured quarterly. If the Company does not meet the covenant requirements the bank has the right to accelerate payment of the debt. Based on the Company’s recent operations it is likely that one or more of the covenants may not be met at June 30, 2003, the next measurement date. As a result, all of the Company’s bank debt has been reflected as short term, even though $2,807,463 does not mature until after March 31, 2004.

The Company is currently working with the bank on its overall debt structure and to develop appropriate covenants based on the nature of the Company’s operations and financing needs. The recent property acquisition (see note 8) was financed with the Company’s operating line, and management intends to convert that debt to term debt, which matches the cash flows derived from the financed asset.

Management believes that the Company’s debt agreements will be modified by June 30, 2003 in a manner such that it will be likely that the Company will be able to meet the requirements of the performance covenants

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

Quarter ended March 31,
	2003	2002
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	95.6%	92.7%
Selling, general and administrative expenses ..................................	5.3%	6.6%
Income (loss) before other expenses..................................................	(0.9)%	0.7%

Quarter ended March 31, 2003 compared to quarter ended March 31, 2002

Total revenue increased $2,874,119 or 12.5% to $25,841,082 in 2003 compared to $22,966,963 in 2002. Recycling revenue increased $1,906,993 or 42.3% to $6,417,769 in 2003 compared to $4,510,776 in 2002. This is due to an increase in the volume of shipments as well as an increase in the price of the commodities. Management services revenue increased $889,255 or 4.9% to $18,872,867 in 2003 compared to $17,983,612 in 2002. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base. Equipment, service and leasing revenue increased $77,871 or 16.5% to $550,446 in 2003 compared to $472,575 in 2002.

Total cost of goods sold increased $3,413,691 or 16.0% to $24,701,260 in 2003 compared to $21,287,569 in 2002. Recycling cost of goods sold increased $2,101,457 or 49.3% to $6,359,970 in 2003 compared to $4,258,513 in 2002. This is due to higher commodity purchase prices in the recycling market. Management services cost of goods sold increased $1,254,444 or 7.5% to $18,062,570 in 2003 compared to $16,808,126 in 2002. This is due to increases in vendor service fees. Equipment, service and leasing cost of goods sold increased $57,790 or 26.2% to 278,720 in 2003 compared to $220,930 in 2002.

Selling, general and administrative expenses decreased $133,168 or 8.8% to $1,380,314 in 2003 compared to $1,513,482 in 2002. This decrease is due to a reduction of payroll expenses, consulting expenses, insurance expenses and marketing expenses. As a percentage of revenue, selling, general and administrative expenses were 5.3% in 2003 compared to 6.6% in 2002.

Financial condition at March 31, 2003 compared to December 31, 2002

Accounts receivable trade increased $2,768,942 or 40.6% to $9,572,798 as of March 31, 2003 compared to $6,803,856 as of December 31, 2002. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base in the Management Services segment as well as an increase in the volume of shipments in the Recycling segment.

Accounts payable trade increased $2,209,830 or 25.5% to $10,886,117 as of March 31, 2003 compared to $8,676,287 as of December 31, 2002. Accounts payable trade increased due to an increase in expenses per the customer locations while maintaining a consistent customer base in the Management Services segment as well as an increase in the volume of commodity purchases in the Recycling segment.

Working capital decreased $2,919,030 to a deficit of $3,425,524 as of March 31, 2003 compared to a deficit of $506,494 as of December 31, 2002. This deficit is primarily due to the reclassification of long-term debt f $2,807,463 as current maturities of long-term debt (See note 4).

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

There is market risk in our recycling segment, since it is driven by fluctuating commodity prices. Management mitigates this risk by selling our product on a monthly contract basis, insulating the company from large fluctuations in the commodity prices.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its internal controls and procedures as of March 25, 2003, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (c) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls as of March 25, 2003.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: May 20, 2003	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

CERTIFICATIONS

Harry Kletter and Alan L. Schroering, being the Chief Executive Officer and Chief Financial Officer, respectively, of Industrial Services of America, Inc., hereby certify as of this 20th day of May, 2003, that the Form 10-Q for the Quarter ended March 31, 2003, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Industrial Services of America, Inc.

/s/ Harry Kletter
Harry Kletter, Chief Executive Officer

/s/ Alan L. Schroering
Alan L. Schroering, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

99.3	Section 906 Certification of Harry Kletter for the Form 10-Q for the quarter ended March 31, 2003.
99.4	Section 906 Certification of Alan Schroering for the Form 10-Q for the quarter ended March 31, 2003.