Form 10-Q
period 2003-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2003-08-12
CIK 4187

content="text/html; charset=iso-8859-1"> Industrial Services of America, Inc. Form 10-Q June 30, 2003
FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2003: 1,606,900.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	June 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of
	Operations Three Months Ended
	June 30, 2003 and 2002	5

	Condensed Consolidated Statements of
	Operations Six Months Ended
	June 30, 2003 and 2002	6

	Condensed Consolidated Statements of
	Cash Flows Six Months Ended
	June 30, 2003 and 2002	7

	Notes to Condensed Consolidated
	Financial Statements	8

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	11

Part II	Other Information	14

Part I – FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30, 2003	December 31, 2002
Current assets
Cash and cash equivalents	$ 346,490	$ 1,630,028
Accounts receivable - trade (after allowance for doubtful accounts of $60,000 in 2003 and $50,000 in 2002)	9,279,481	6,803,856
Income tax refund receivable	-	79,593
Net investment in sales-type leases	110,209	142,218
Inventories	1,557,838	1,883,162
Deferred income taxes	383,200	317,600
Other	147,179	141,446

Total current assets	11,824,397	10,997,903

Net property and equipment	8,278,904	6,805,295

Other Assets
Non-compete agreements, net	-	51,180
Goodwill	560,005	560,005
Net investment in sales-type leases	209,631	263,921
Notes receivable	35,887	37,735
Other assets	465,621	196,740
	1,271,144	1,109,581

	$ 21,374,445	$ 18,912,779

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2003	December 31, 2002
Current liabilities
Note payable to bank	$ -	$ 1,750,000
Current maturities of long-term debt	795,992	623,363
Current maturities of capital lease obligation	154,454	100,827
Accounts payable	10,991,543	8,676,287
Income tax payable	41,615	-
Other current liabilities	512,257	353,920
Total current liabilities	12,495,861	11,504,397

Long-term liabilities
Long-term debt, less current maturities	3,978,823	3,014,225
Capital lease obligation, less current obligation	911,581	733,971
Deferred income taxes	340,177	271,277
	5,230,581	4,019,473

Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares authorized, 1,957,500 shares issued and 1,606,900 and 1,614,800 shares outstanding in 2003 and 2002	19,575	19,575
Additional paid-in capital	1,925,321	1,925,321
Retained earnings	2,406,765	2,132,761
Treasury stock, 350,600 and 342,700 shares at cost in 2003 and 2002	(703,658)	(688,748)
	3,648,003	3,388,909
	$ 21,374,445	$ 18,912,779

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	2003	2002

Revenue	$ 30,860,180	$ 26,473,002

Cost of goods sold	28,611,559	24,671,427

Selling, general and administrative expenses	1,254,013	1,472,336

Income before other (expense) income	994,608	329,239

Other (expense) income, net	(233,563)	58,549

Income before income taxes	761,045	387,788

Provision for income taxes	304,418	155,115

Net income	$ 456,627	$ 232,673

Basic earnings per share	$0.28	$0.14

Diluted earnings per share	$0.28	$0.14

Weighted shares outstanding:
Basic	1,610,476	1,657,316

Diluted	1,610,476	1,671,205

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	2003	2002

Revenue	$ 56,701,262	$ 49,439,965

Cost of goods sold	53,312,819	45,958,996

Selling, general and administrative expenses	2,634,327	2,985,818

Income before other expense	754,116	495,151

Other expense	(297,443)	(15,838)

Income before income taxes	456,673	479,313

Provision for income taxes	182,669	191,725

Net income	$ 274,004	$ 287,588

Basic earnings per share	$0.17	$0.17

Diluted earnings per share	$0.17	$0.17

Weighted shares outstanding:
Basic	1,612,626	1,657,316

Diluted	1,612,626	1,671,205

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

	2003	2002
Cash flows from operating activities
Net income	$ 274,004	$ 287,588
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	905,454	880,991
Deferred income tax	3,300	-
(Gain) loss on sale of property and equipment	12,743	(9,683)
Change in assets and liabilities
Receivables	(2,473,777)	(2,648,003)
Inventories	325,324	62,906
Other assets	(195,022)	(55,444)
Accounts payable	2,315,256	2,259,222
Other current liabilities	199,952	100,519
Net cash from operating activities	1,367,234	878,096

Cash flows from investing activities
Proceeds from equipment under sales-type leases	11,103	52,799
Purchases or transfers of equipment under sales-type leases	75,196	(133,873)
Proceeds from sale of property and equipment	13,600	52,500
Purchases of property and equipment	(2,069,226)	(546,753)
Net cash from investing activities	(1,969,327)	(575,327)

Cash flows from financing activities
Net borrowings (payments) on note payable to bank	(1,750,000)	500,000
Purchase of common stock	(14,910)	(26,613)
Payments on capital lease obligation	(53,762)	(15,411)
Proceeds on long-term debt	1,500,000
Payments on long-term debt	(362,773)	(302,467)
Net cash from financing activities	(681,445)	155,509

Net increase (decrease) in cash	(1,283,538)	458,278

Cash at beginning of period	1,630,028	776,745

Cash at end of period	$ 346,490	$ 1,235,023

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of June 30, 2003 and the results of its operations and changes in cash flow for the periods ended June 30, 2003 and 2002. Results of operations for the period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2002 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

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

NOTE 3 – RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 4 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

The terms of the Company’s bank debt place certain operational and financial position requirements on the Company. As of, and for the quarter ended, June 30, 2003, the Company was in compliance with these requirements.

NOTE 5 – PROPERTIES

On May 1, 2003, the Registrant purchased 10.723 acres at 7110 Grade Lane for $1,500,000. It includes a 146,627 square foot commercial warehouse building. The property is adjacent to the Registrant’s headquarters. The Registrant financed the property with long-term debt with a bank. The Registrant has leased the property to an unrelated third party for a term of two years ending April 30, 2005 with a monthly amount of $21,350.

NOTE 6 – RECENTLY ENACTED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB interpretation FIN 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders.

In addition, the Financial Accounting Standard Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which become effective in the quarter beginning July 1, 2003. Because the company does not have these instruments, the new accounting standards will not materially affect the company’s operating results or financial condition.

NOTE 7 – SEGMENT INFORMATION

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

The Company’s three segments are determined by the products and services that each offers. The recycling segment generates its revenues based on buying and selling of ferrous, non-ferrous and fiber scrap; CWS’s revenues consist of charges to customers for waste disposal services; and WESSCO sales and lease income comprise the primary source of revenue for this segment.

The Company evaluates segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

NOTE 7 – SEGMENT INFORMATION (Continued)

For the SIX months ended JUNE 30, 2003	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Corporate	Segment Totals

Recycling revenues	$13,129,519	$ -	$ -	$ -	$13,129,519
Equipment sales, service
and leasing revenues	-	-	1,122,108	-	1,122,108
Management fees	-	42,449,635	-	-	42,449,635
Cost of goods sold	(12,896,262)	(39,848,775)	(567,782)	-	(53,312,819)
Selling, general and
administrative expenses	(516,761)	(970,559)	(314,746)	(832,261)	(2,634,327)

Segment profit (loss)	$ (283,504)	$ 1,630,301	$ 239,580	$ (832,261)	$ 754,116

Segment assets	$ 9,709,705	$ 6,403,538	$ 2,148,201	$ 3,113,001	$21,374,445
For the SIX months ended JUNE 30, 2002	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Corporate	Segment Totals

Recycling revenues	$10,543,665	$ -	$ -	$ -	$ 10,543,665
Equipment sales, service
and leasing revenues	-	-	1,108,426	-	1,108,426
Management fees	-	37,787,874	-	-	37,787,874
Cost of goods sold	(9,473,269)	(35,920,913)	(564,814)	-	(45,958,996)
Selling, general and
administrative expenses	(692,532)	(1,044,601)	(277,206)	(971,479)	(2,985,818)

Segment profit (loss)	$ 377,864	$ 822,360	$ 266,406	$ (971,479)	$ 495,151

Segment assets	$ 9,724,865	$ 7,540,960	$ 1,849,926	$ 920,214	$20,035,965

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of June 30, 2003 the Registrant held cash and cash equivalents of $346,490.

The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 74.9% and 76.4% of the Registrant's total revenues for the quarters ended June 30, 2003 and 2002, respectively.

The Registrant currently maintains a $4.3 million senior revolving credit facility with a bank. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2004. At June 30, 2003 there was no draw against this line of credit.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

Six months ended June 30,
	2003	2002
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	94.0%	93.0%
Selling, general and administrative expenses ..................................	4.7%	6.0%
Income before other expenses..........................................................	1.3%	1.0%

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Total revenue increased $7,261,297 or 14.7% to $56,701,262 in 2003 compared to $49,439,965 in 2002. Recycling revenue increased $2,585,854 or 24.5% to $13,129,519 in 2003 compared to $10,543,665 in 2002. This is due to an increase in the volume of shipments as well as an increase in the price of the commodities. Management services revenue increased $4,661,761 or 12.3% to $42,449,635 in 2003 compared to $37,787,874 in 2002. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base. Equipment sales, service and leasing revenue increased $13,682 or 1.2% to $1,122,108 in 2003 compared to $1,108,426 in 2002. In the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention in lieu of equipment sales, leasing income increased approximately $123,000 as equipment sales decreased approximately $120,000 compared to the prior period.

Total cost of goods sold increased $7,353,823 or 16.0% to $53,312,819 in 2003 compared to $45,958,996 in 2002. Recycling cost of goods sold increased $3,422,993 or 36.1% to $12,896,262 in 2003 compared to $9,473,269 in 2002. This is due to higher commodity purchase prices in the recycling market. Management services cost of goods sold increased $3,927,862 or 10.9% to $39,848,775 in 2003 compared to $35,920,913 in 2002. This is due to increases in vendor service fees. Equipment, service and leasing cost of goods sold increased $2,968 or 0.5% to $567,782 in 2003 compared to $564,814 in 2002.

Selling, general and administrative expenses decreased $351,491 or 11.8% to $2,634,327 in 2003 compared to $2,985,818 in 2002. This decrease is due to a reduction of payroll expenses, consulting expenses, insurance expenses and marketing expenses. As a percentage of revenue, selling, general and administrative expenses were 4.6% in 2003 compared to 6.0% in 2002.

Other expense increased $281,605 to $297,443 in 2003 compared to $15,838 in 2002. This increase was primarily due to a payment of $156,000 for terminating a property lease agreement in the recycling division in 2003 and a bad debt recovery of $73,861 in the management services segment in 2002.

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Total revenue increased $4,387,178 or 16.6% to $30,860,180 in 2003 compared to $26,473,002 in 2002. Recycling revenue increased $678,861 or 11.3% to $6,711,750 in 2003 compared to $6,032,889 in 2002. This is due to an increase in the volume of shipments as well as an increase in the price of the commodities. Management services revenue increased $3,772,506 or 19.0% to $23,576,768 in 2003 compared to $19,804,262 in 2002. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base. Equipment sales, service and leasing revenue decreased $64,189 or 10.1% to $571,662 in 2003 compared to $635,851 in 2002. In the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention in lieu of equipment sales, leasing income increased approximately $70,000 as equipment sales decreased approximately $120,000 compared to the prior period.

Total cost of goods sold increased $3,940,132 or 16.0% to $28,611,559 in 2003 compared to $24,671,427 in 2002. Recycling cost of goods sold increased $1,321,536 or 25.3% to $6,536,292 in 2003 compared to $5,214,756 in 2002. This is due to higher commodity purchase prices in the recycling market. Management services cost of goods sold increased $2,673,418 or 14.0% to $21,786,205 in 2003 compared to $19,112,787 in 2002. This is due to increases in vendor service fees. Equipment, service and leasing cost of goods sold decreased $54,822 or 15.9% to 289,062 in 2003 compared to $343,884 in 2002.

Selling, general and administrative expenses decreased $218,323 or 14.8% to $1,254,013 in 2003 compared to $1,472,336 in 2002. This decrease is due to a reduction of payroll expenses, consulting expenses, insurance expenses and marketing expenses. As a percentage of revenue, selling, general and administrative expenses were 4.1% in 2003 compared to 5.6% in 2002.

Other income (expense), net decreased $292,112 to other expense of $233,563 in 2003 compared to other income of 58,549 in 2002. This decrease was primarily due to a payment of $156,000 for terminating a property lease agreement in the recycling division in 2003 and a bad debt recovery of $73,861 in the management services segment in 2002.

Financial condition at June 30, 2003 compared to December 31, 2002

Accounts receivable trade increased $2,475,625 or 36.4% to $9,279,481 as of June 30, 2003 compared to $6,803,856 as of December 31, 2002. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base in the Management Services segment as well as an increase in the volume of shipments in the Recycling segment.

Inventories decreased $325,324 to $1,557,838 as of June 30, 2003 compared to $1,883,162 as of December 31, 2002. This decrease is due to a higher volume of shipments in the Recycling segment for the first six months of 2003 compared to the same period of 2002. It is offset slightly by higher commodity purchase prices. Commodity purchase prices increased approximately 11% in the second quarter compared to the same period in 2002. This has increased the inventory carrying cost per unit as of June 30, 2003. Volume of shipments in the ferrous division have increased approximately 24% in the first six months compared to the same period in 2002. Volume of shipments in the nonferrous division have increased approximately 10% in the first six months compared to the same period in 2002.

Accounts payable trade increased $2,315,256 or 26.7% to $10,991,543 as of June 30, 2003 compared to $8,676,287 as of December 31, 2002. Accounts payable trade increased due to an increase in expenses per the customer locations while maintaining a consistent customer base in the Management Services segment as well as an increase in the volume of commodity purchases in the Recycling segment.

Working capital increased $164,970 to a deficit of $671,464 as of June 30, 2003 compared to a deficit of $506,494 as of December 31, 2002. These deficits are due to the use of working capital to finance the purchase of property and equipment rather than using long-term debt in 2003 and 2002.

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

Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of June 30, 2003, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2003.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
	None

Item 2.	Changes in Securities and Use of Proceeds
	None

Item 3.	Defaults upon Senior Securities
	None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	At the Annual Meeting of Shareholders held on May 20, 2003, the following proposals were adopted by the margins indicated:

(b)	PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Harry Kletter, Bob Cuzzort, Roman Epelbaum, David W. Lester, and James E. Vining. One additional nominee was nominated from the floor: Michael R. Adams. The six director positions were filled based upon the six receiving the most votes:

		For	Withhold	Broker Non- Votes And Abstentions

	Harry Kletter	1,420,361	2,310	-
	Bob Cuzzort	1,420,371	2,300	-
	Roman Epelbaum	1,420,371	2,300	-
	David W. Lester	1,420,371	2,300	-
	James E. Vining	1,420,371	2,300	-
	Mike Adams	988,304	-	-

(c)	PROPOSAL 2: Ratification of Crowe Chizek & Company LLP as the Company's independent auditors.

	For	Against	Broker Non-Votes And Abstentions

	1,412,071	10,000	600

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report.

	(b)	Report on Form 8-K was filed on July 9, 2003 related to an event occurring on May 20, 2003 and reported under Item 5 Other Events and Regulation FD Disclosure in connection with the resignation of Mike Adams from the board of directors. In addition, the Registration included as an exhibit to the Form 8-K a copy of the press release related to the earnings for the first quarter of 2003 under Item 7 Financial Statements and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: August 11, 2003	/s/ Harry Kletter
Chairman and Chief Executive Officer

DATE: August 11, 2003	/s/ Alan L. Schroering Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended June 30, 2003.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended June 30, 2003.

32.1	Section 1350 Certifications of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended June 30, 2003

.