Form 10-Q
period 2003-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2003-11-10
CIK 4187

content="text/html; charset=iso-8859-1"> Industrial Services of America, Inc. Form 10-Q
FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2003
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2003: 1,601,900.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	September 30, 2003 and December 31, 2002	3

	Condensed Consolidated Statements of
	Operations Three Months Ended
	September 30, 2003 and 2002	5

	Condensed Consolidated Statements of
	Operations Nine Months Ended
	September 30, 2003 and 2002	6

	Condensed Consolidated Statements of
	Cash Flows Nine Months Ended
	September 30, 2003 and 2002	7

	Notes to Condensed Consolidated
	Financial Statements	8

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	13

Part II	Other Information	16

Part I – FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	September 30, 2003	December 31, 2002
Current assets
Cash and cash equivalents	$ 574,402	$ 1,630,028
Accounts receivable - trade (after allowance for doubtful accounts of $60,000 in 2003 and $50,000 in 2002)	9,885,395	6,803,856
Income tax refund receivable	-	79,593
Net investment in sales-type leases	105,277	142,218
Inventories	1,343,007	1,883,162
Deferred income taxes	383,200	317,600
Other	51,605	141,446

Total current assets	12,342,886	10,997,903

Net property and equipment	7,742,681	6,805,295

Other Assets
Non-compete agreements, net	-	51,180
Goodwill	560,005	560,005
Net investment in sales-type leases	117,897	263,921
Notes receivable	31,493	37,735
Other assets	108,267	196,740
	817,662	1,109,581

	$ 20,903,229	$ 18,912,779

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2003	December 31, 2002
Current liabilities
Senior revolving credit facility	$ -	$ 1,750,000
Current maturities of long-term debt	836,254	623,363
Current maturities of capital lease obligation	156,746	100,827
Accounts payable	10,963,380	8,676,287
Income tax payable	100,885	-
Other current liabilities	749,352	353,920
Total current liabilities	12,806,617	11,504,397

Long-term liabilities
Long-term debt, less current maturities	3,133,022	3,014,225
Capital lease obligation, less current obligation	871,525	733,971
Deferred income taxes	340,177	271,277
	4,344,724	4,019,473

Stockholders' equity
Common stock, $.01 par value, 10,000,000 shares authorized, 1,957,500 shares issued and 1,601,900 and 1,614,800 shares outstanding in 2003 and 2002	19,575	19,575
Additional paid-in capital	1,925,321	1,925,321
Retained earnings	2,520,450	2,132,761
Treasury stock, 355,600 and 342,700 shares at cost in
2003 and 2002	(713,458)	(688,748)
	3,751,888	3,388,909
	$ 20,903,229	$ 18,912,779

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	2003	2002

Revenue	$ 30,636,541	$ 27,417,677

Cost of goods sold	29,004,802	25,723,328

Selling, general and administrative expenses	1,365,037	1,582,965

Income before other expense	266,702	111,384

Other expense	(77,227)	(39,904)

Income before income taxes	189,475	71,480

Provision for income taxes	75,790	28,331

Net income	$ 113,685	$ 43,149

Basic earnings per share	$0.07	$0.03

Diluted earnings per share	$0.07	$0.03

Weighted shares outstanding:
Basic	1,602,065	1,629,760

Diluted	1,647,121	1,645,179

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	2003	2002

Revenue	$ 87,380,504	$ 76,857,641

Cost of goods sold	82,113,116	71,626,286

Selling, general and administrative expenses	4,246,570	4,624,820

Income before other expense	1,020,818	606,535

Other expense	(374,670)	(55,742)

Income before income taxes	646,148	550,793

Provision for income taxes	258,459	220,056

Net income	$ 387,689	$ 330,737

Basic earnings per share	$0.24	$0.20

Diluted earnings per share	$0.24	$0.20

Weighted shares outstanding:
Basic	1,609,093	1,648,097

Diluted	1,610,544	1,662,498

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(UNAUDITED)

	2003	2002
Cash flows from operating activities
Net income	$ 387,689	$ 330,737
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,332,214	1,306,717
Deferred income tax	3,300	-
(Gain) loss on sale of property and equipment	(575)	1,489
Change in assets and liabilities
Receivables	(3,075,297)	(1,922,006)
Inventories	540,155	36,141
Other assets	257,907	(393,159)
Accounts payable	2,287,093	2,052,464
Other current liabilities	496,313	107,960
Net cash from operating activities	2,228,799	1,520,343

Cash flows from investing activities
Proceeds from equipment under sales-type leases	107,770	83,253
Purchases or transfers of equipment under sales-type leases	75,196	(133,873)
Proceeds from sale of property and equipment	599,600	82,955
Purchases of property and equipment	(2,532,444)	(894,661)
Net cash from investing activities	(1,749,878)	(862,326)

Cash flows from financing activities
Net borrowings (payments) on senior revolving credit facility	(1,750,000)	500,000
Purchase of common stock	(24,710)	(103,123)
Payments on capital lease obligation	(91,527)	(27,264)
Proceeds from long-term debt	1,515,779	-
Payments on long-term debt	(1,184,089)	(496,530)
Net cash from financing activities	(1,534,547)	(126,917)

Net increase (decrease) in cash	(1,055,626)	531,100

Cash at beginning of period	1,630,028	776,745

Cash at end of period	$ 574,402	$ 1,307,845

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of September 30, 2003 and the results of its operations and changes in cash flow for the periods ended September 30, 2003 and 2002. Results of operations for the period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2002 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 on file with the Securities and Exchange Commission.

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

NOTE 4 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

The terms of the Company’s bank debt place certain operational and financial position requirements on the Company. As of, and for the quarter ended September 30, 2003, the Company was in compliance with these requirements.

NOTE 5 – RECENTLY ENACTED ACCOUNTING STANDARDS

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB interpretation FIN 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others", effective in the quarter beginning January 1, 2003. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. Adoption of the standard did not have a material impact on the Company’s operating results or financial condition.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, "Consolidation of Variable Interest Entities." The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements, effective in the quarter beginning October 1, 2003. A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The Company has not yet fully evaluated the impact of adopting the standard.

In addition, the Financial Accounting Standard Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which became effective in the quarter beginning July 1, 2003. Because the Company does not have these instruments, the new accounting standards will not materially affect the Company’s operating results or financial condition.

NOTE 6 – SEGMENT INFORMATION

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

NOTE 6 – SEGMENT INFORMATION (Continued)

For the NINE months ended SEPTEMBER 30, 2003	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Corporate	Segment Totals

Recycling revenues	$20,115,769	$ -	$ -	$ -	$20,115,769
Equipment sales, service
And leasing revenues	-	-	1,740,494	-	1,740,494
Management fees	-	65,524,241	-	-	65,524,241
Cost of goods sold	(19,097,502)	(62,140,199)	(875,415)	-	(82,113,116)
Selling, general and
administrative expenses	(974,786)	(1,469,709)	(452,052)	(1,350,023)	(4,246,570)

Segment profit (loss)	$ 43,481	$ 1,914,333	$ 413,027	$(1,350,023)	$ 1,020,818

Segment assets	$ 8,955,683	$ 6,853,609	$ 1,978,861	$ 3,115,076	$20,903,229

For the NINE months ended sEPTEMBER 30, 2002	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Corporate	Segment Totals

Recycling revenues	$16,703,920	$ -	$ -	$ -	$ 16,703,920
Equipment sales, service
And leasing revenues	-	-	1,667,443	-	1,667,443
Management fees	-	58,486,278	-	-	58,486,278
Cost of goods sold	(15,136,239)	(55,635,318)	(854,729)	-	(71,626,286)
Selling, general and
administrative expenses	(1,137,341)	(1,600,359)	(446,543)	(1,440,577)	(4,624,820)

Segment profit (loss)	$ 430,340	$ 1,250,601	$ 366,171	$(1,440,577)	$ 606,535

Segment assets	$ 10,129,555	$ 7,308,839	$ 1,945,636	$ 737,970	$20,122,000

NOTE 7 - Stock Option Information

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock options under APB No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for employee options. Had compensation cost for employee options been determined based on the fair value at the grant date consistent with SFAS No. 123, the Company’s net income (loss) per share for the three months and nine months ended September 30 would have been as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$113,685	$43,149	$387,689	$330,737
Pro forma	$90,855	$43,149	$364,859	$330,737
Basic and diluted income (loss) per common share:
Basic, As reported	$0.07	$0.03	$0.24	$0.20
Diluted, As reported	$0.07	$0.03	$0.24	$0.20
Basic, Pro forma	$0.07	$0.03	$0.24	$0.20
Diluted, Pro forma	$0.06	$0.03	$0.23	$0.20

The fair value of each option grant to employees was estimated on the date of grant using the Black Scholes option-pricing model with the following weighted average assumptions:

	2003	2002
Interest rate	3.6	4.25
Dividends	-	-
Expected volatility	1.25	1.09
Expected life in years	5	5

NOTE 8 - Income (Loss) per Share

Income (loss) per common share is calculated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." The Company calculates basic earnings per common share using the weighted average number of shares outstanding for the period. Outstanding shares for purposes of determining diluted earnings per common share includes the weighted average number of shares outstanding for basic earnings per share, plus the diluted effect of any common share equivalents such as options in the calculation. The average fair market stock price for the Company exceeded the strike price, therefore a portion of common share equivalents outstanding would be dilutive. Accordingly, basic and diluted earnings per share amounts are different.

NOTE 8 - Income (Loss) per Share (continued)

A reconciliation of basic to diluted share amounts used in computing the per share amounts for the three and nine months ended September 30, 2002 and 2003 is as follows:

	Three Months
	Ended September 30,
	2003	2002
Basic – weighted average shares outstanding	1,602,065	1,629,760
Dilutive effect of stock options	45,056	15,419
Diluted – weighted average shares outstanding and assumed conversions	1,647,121	1,645,179

	Nine Months
	Ended September 30,
	2003	2002
Basic – weighted average shares outstanding	1,609,093	1,648,097
Dilutive effect of stock options	1,451	14,401
Diluted – weighted average shares outstanding and assumed conversions	1,610,544	1,662,498

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

As of September 30, 2003 the Registrant held cash and cash equivalents of $574,402.

The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 75.0% and 76.1% of the Registrant's total revenues for the quarters ended September 30, 2003 and 2002, respectively.

The Registrant currently maintains a $4.3 million senior revolving credit facility with a bank. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2004. At September 30, 2003 there was no draw against this line of credit.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

Nine months ended September 30,
	2003	2002
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	94.0%	93.2%
Selling, general and administrative expenses ..................................	4.8%	6.0%
Income before other expenses...........................................................	1.2%	0.8%

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Total revenue increased $10,522,863 or 13.7% to $87,380,504 in 2003 compared to $76,857,641 in 2002. Recycling revenue increased $3,411,849 or 20.4% to $20,115,769 in 2003 compared to $16,703,920 in 2002. This is due to an increase in the volume of shipments as well as an increase in the price of the commodities. Management services revenue increased $7,037,963 or 12.0% to $65,524,241 in 2003 compared to $58,486,278 in 2002. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base. Equipment sales, service and leasing revenue increased $73,051 or 4.4% to $1,740,494 in 2003 compared to $1,667,443 in 2002. In the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention in lieu of equipment sales, leasing income increased approximately $228,000 as equipment sales decreased approximately $158,000 compared to the prior period.

Total cost of goods sold increased $10,486,830 or 14.6% to $82,113,116 in 2003 compared to $71,626,286 in 2002. As a percentage of revenue, cost of goods sold was 94.0% in 2003 compared to 93.2% in 2002. Recycling cost of goods sold increased $3,961,263 or 26.2% to $19,097,502 in 2003 compared to $15,136,239 in 2002. This is due to an increase in the volume of purchases as well as an increase in commodity purchase prices in the recycling market. As a percentage of recycling revenue, recycling cost of goods sold was 94.9% in 2003 compared to 90.6% in 2002. Management services cost of goods sold increased $6,504,881 or 11.7% to $62,140,199 in 2003 compared to $55,635,318 in 2002. This is due to increases in vendor service fees. As a percentage of management services revenue, management services cost of goods sold was 94.8% in 2003 compared to 95.1% in 2002. Equipment, service and leasing cost of goods sold increased $20,686 or 2.4% to $875,415 in 2003 compared to $854,729 in 2002. As a percentage of equipment, service and leasing revenue, equipment, service and leasing cost of goods sold was 50.3% in 2003 compared to 51.3% in 2002.

Selling, general and administrative expenses decreased $378,250 or 8.2% to $4,246,570 in 2003 compared to $4,624,820 in 2002. This decrease is due to a reduction of compensation expenses, consulting expenses, insurance expenses, amortization expenses and rent expenses. The Company anticipates a consistent reduction of these expenses through the remainder of the year. As a percentage of revenue, selling, general and administrative expenses were 4.8% in 2003 compared to 6.0% in 2002.

Other expense increased $318,928 to $374,670 in 2003 compared to $55,742 in 2002. This increase was primarily due to payments of $156,000 for terminating a property lease agreement and $28,000 for property repair in the recycling division in 2003, and a bad debt recovery of $73,861 in the management services segment in 2002.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Total revenue increased $3,218,864 or 11.7% to $30,636,541 in 2003 compared to $27,417,677 in 2002. Recycling revenue increased $783,293 or 12.7% to $6,943,549 in 2003 compared to $6,160,256 in 2002. This is due to an increase in the volume of shipments as well as an increase in the price of the commodities. Management services revenue increased $2,376,202 or 11.5% to $23,074,606 in 2003 compared to $20,698,404 in 2002. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base. Equipment sales, service and leasing revenue increased $59,369 or 10.6% to $618,386 in 2003 compared to $559,017 in 2002. In the continued effort to lease equipment for the long-term benefit of revenue streams and customer retention in lieu of equipment sales, leasing income increased approximately $88,000 as equipment sales decreased approximately $38,000 compared to the prior period.

Total cost of goods sold increased $3,281,474 or 12.8% to $29,004,802 in 2003 compared to $25,723,328 in 2002. As a percentage of revenue, cost of goods sold was 94.7% in 2003 compared to 93.8% in 2002. Recycling cost of goods sold increased $686,736 or 12.0% to $6,405,745 in 2003 compared to $5,719,009 in 2002. This is due to higher commodity purchase prices in the recycling market. As a percentage of recycling revenue, recycling cost of goods sold was 92.3% in 2003 compared to 92.8% in 2002. Management services cost of goods sold increased $2,577,019 or 13.1% to $22,291,424 in 2003 compared to $19,714,405 in 2002. This is due to increases in vendor service fees. As a percentage of management services revenue, management services cost of goods sold was 96.6% in 2003 compared to 95.2% in 2002.

Equipment, service and leasing cost of goods sold increased $17,719 or 6.1% to 307,633 in 2003 compared to $289,914 in 2002. As a percentage of equipment, service and leasing revenue, equipment, service and leasing cost of goods sold was 49.7% in 2003 compared to 51.9% in 2002.

Selling, general and administrative expenses decreased $217,928 or 13.8% to $1,365,037 in 2003 compared to $1,582,965 in 2002. This decrease is due to a reduction of compensation expenses, insurance expenses, amortization expenses and rent expenses. The Company anticipates a consistent reduction of these expenses through the remainder of the year. As a percentage of revenue, selling, general and administrative expenses were 4.5% in 2003 compared to 5.8% in 2002.

Other expense increased $37,323 to $77,227 in 2003 compared to $39,904 in 2002. This increase was primarily due to a payment of $28,000 for property repair due to terminating a property lease agreement in the recycling division in 2003.

Financial condition at September 30, 2003 compared to December 31, 2002

Cash and cash equivalents decreased $1,055,626 to $574,402 as of September 30, 2003 compared to $1,630,028 as of December 31, 2002. This is primarily due to the payment in full of the senior revolving credit facility as it decreased from $1,750,000 as of December 31, 2002 to $0 as of September 30, 2003. Net cash from operating activities increased $708,456 to $2,228,799 as of September 30, 2003 compared to $1,520,343 as of September 30, 2002. This is primarily due to an increase in deposits of approximately $350,000 of recycling commodity sales collected from vendors during the last part of the quarter that will be distributed to customers after September 30, 2003.

Accounts receivable trade increased $3,081,539 or 45.3% to $9,885,395 as of September 30, 2003 compared to $6,803,856 as of December 31, 2002. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base in the Management Services segment as well as an increase in the volume of shipments in the Recycling segment.

Inventories decreased $540,155 or 28.7% to $1,343,007 as of September 30, 2003 compared to $1,883,162 as of December 31, 2002. This decrease is due to a higher volume of shipments in the Recycling segment for the first nine months of 2003 compared to the same period of 2002. It is offset slightly by higher commodity purchase prices. Commodity purchase prices increased approximately 23% for the ferrous division and 5% for the nonferrous division in the third quarter compared to the same period in 2002. This has increased the inventory carrying cost per unit as of September 30, 2003. Volume of shipments in the ferrous division have increased approximately 18% in the first nine months compared to the same period in 2002. Volume of shipments in the nonferrous division have remained the same for the first nine months compared to the same period in 2002.

Accounts payable trade increased $2,287,093 or 26.4% to $10,963,380 as of September 30, 2003 compared to $8,676,287 as of December 31, 2002. Accounts payable trade increased due to an increase in expenses per the customer locations while maintaining a consistent customer base in the Management Services segment as well as an increase in the volume of commodity purchases in the Recycling segment.

Long-term debt increased $331,688 to $3,969,276 as of September 30, 2003 compared to $3,637,588 as of December 31, 2002. Long-term debt increased $1,515,779 due to the purchase of the 7110 Grade Lane property and a vehicle. During the third quarter, four Mack trucks, several trailers and one portable hydraulic shear were sold. From these transactions, $600,000 was used to pay down long-term debt. Long-term debt decreased $584,091 due to monthly principal payments.

Working capital increased $42,763 to a deficit of $463,731 as of September 30, 2003 compared to a deficit of $506,494 as of December 31, 2002. These deficits are due to the use of working capital to finance the purchase of property and equipment rather than using long-term debt in 2003 and 2002.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

There is market risk in our recycling segment, since it is driven by fluctuating commodity prices. Management mitigates this risk by selling our product on a monthly contract basis, insulating the Registrant from large fluctuations in the commodity prices.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of September 30, 2003, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2003.

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

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: November 10, 2003	/s/ Harry Kletter
Chairman and Chief Executive Officer

DATE: November 10, 2003	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.3	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended September 30, 2003.

31.4	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended September 30, 2003.

32.2	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended September 30, 2003

.