Form 10-K
period 2003-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2004-03-04
CIK 4187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2003

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
(Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)

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

Aggregate market value of the 676,500 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on February 18, 2004: $9,132,750.

Number of shares of Common Stock outstanding as of the close of business on March 1, 2004: 1,602,900.
_____________________

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

PART I

Item 1. Business.

General

      Industrial Services of America, Inc. (the "Registrant") is a scrap recycling and management services company specializing in ferrous, non-ferrous and fiber recycling as well as solid waste management, equipment sales and leasing, and commercial real estate development with associated properties.

      The ISA Recycling division is a contributing profit center of the Registrant, with major products including recycled steel, iron, copper, aluminum, brass and fiber, which consists mainly of corrugated cardboard. This division is also actively involved in the export of recycled materials.

      The management division of the Registrant is engaged in the business of commercial, retail and industrial waste management and waste handling. This division offers a "total package" concept to commercial, retail and industrial clients to cover their waste management needs. Combining waste reduction, waste materials diversion and waste equipment technology, the Registrant creates waste programs tailored to each client's individual needs. The Registrant offers a more complete line of products and services than its competitors and is better able to coordinate these services on a regional and nationwide basis. By offering competitively priced waste handling equipment from a number of different manufacturers, the Registrant is able to tailor equipment packages for individual client needs. The waste management services offered by the Registrant include locating and contracting with a hauling company at a reasonable cost at each participating location for the customers of the Registrant that are a part of the management program offered by the Registrant. Because the Registrant is not a waste transporter, it is able to maintain a neutral position with the customers and the hauling companies. The Registrant has designed and developed proprietary computer software that provides the Registrant's personnel with relevant information on each of the client's locations, as well as pertinent information on disposal rates and costs of equipment, including installation and shipping. This software has allowed the Registrant to build a database for serving customers nationwide as well as Mexico, Canada and Puerto Rico. The Registrant is able to estimate cost savings to potential customers by reviewing their current waste hauling invoices either regionally or nationwide. The Registrant is also capable of generating customized billing statements to accommodate customer needs.

      The Registrant plans to grow by seeking additional suppliers of recycled materials, taking advantage of new markets for those materials, both domestic and foreign, expanding its marketing base and by seeking future joint ventures and acquisitions of companies in the management services portion of the business. The Registrant continues to target retail and industrial customers throughout North America for the purpose of increasing its clientele in this sector. Although the number of locations for each industrial customer will generally be less than that of large retail chains, solid waste output for each location of industrial clients is generally greater than that of retail clients. Since industrial clients generate greater volumes of solid waste, the Registrant believes that industrial clients offer more opportunities for large equipment orders than retail clients.

      Increasing world demand for metals and paper will provide growth in the future for the recycling business. Opportunities for continued growth in the management services business are enhanced by the increasingly stringent regulatory and political constraints being placed on the waste hauling and disposal industries. These more stringent federal, state and local regulations drive prices higher throughout the industry. With ever-increasing costs, solid waste disposal is becoming one of the larger expense items for retail and industrial customers, and perhaps one of the most difficult to control. These increased costs enhance the value of the Registrant's services. Through the retention of the Registrant's services, customers can outsource their in-house waste needs to an experienced independent entity capable of lowering and containing waste disposal costs. The Registrant is able to provide customized reports detailing clients' recycling revenues as well as waste disposal expense.

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

      The Registrant derives a significant portion of its revenues from one primary customer accounting for approximately 57%, 57% and 53% of 2003, 2002 and 2001 total revenues. The loss of all or a substantial portion of the business from this primary customer could have a material adverse effect on the Registrant.

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

      In addition to increasing landfill costs, regulatory measures and more stringent control of material bound for disposal ("flow control") are making the management of solid waste an increasingly difficult problem. The United States Environmental Protection Agency (the "EPA") is expected to continue the present trend of restricting the amount of potentially recyclable material bound for landfills. Many states have passed, or are contemplating measures, which would require commercial establishments to recycle a minimum percentage of their waste stream and would restrict the percentage of recyclable materials in any commercial load of solid waste material. Many states have already passed restrictive regulations requiring a plan for the reduction of waste or the segregation of recyclable materials from the waste stream at the source. Management of the Registrant believes that these restrictions may create additional marketing opportunities as waste disposal needs within commercial establishments become more specialized. Some large commercial establishments have hired in-house staff to handle the solid waste management and recycling responsibilities, but have found that without adequate resources and staff support, in-house handling of these responsibilities may not be an effective alternative. The Registrant offers these establishments a possible solution to this increasing burden.

Related Parties Agreement -K&R

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

Acquisition Agreement and Related Lease - Fitzpatrick

      As of May 31, 2003, the Registrant terminated the following agreement for a termination payment of $156,000. Effective June 1, 1998, ISA Indiana, Inc. (the "Subsidiary"), an Indiana corporation and wholly-owned subsidiary of the Registrant; R. J. Fitzpatrick Smelters, Inc. (the "Seller"); and R. J. Fitzpatrick and Cheryl Fitzpatrick (collectively the "Guarantors"); entered into an Asset Purchase Agreement (the "Fitzpatrick Purchase Agreement") whereby the Subsidiary acquired all of the business, property, rights and assets of the Seller and assumed certain liabilities of the Seller as set forth in the Fitzpatrick Purchase Agreement. Under the Fitzpatrick Purchase Agreement, the Subsidiary entered into a real property Lease Agreement (the "Fitzpatrick Lease"), effective June 1, 1998, from the Guarantors and the Seller for ten successive terms of ten years each at a rental of $13,000 per month during the original term (as adjusted in accordance with the Consumer Price Index for each renewal term) with an option to purchase for $1,600,000 the real property (including an adjoining 20 acre tract less 3 acres to be retained by the Seller and Guarantors). The location of the business is on an approximate 14-acre tract at U.S. 50 and Jennings County Road 900 West, North Vernon, Jennings County, Indiana, approximately 65 miles north of Louisville, Kentucky. The business of the Seller is a metal salvage and metal handling operation and is comprised of five buildings, the total square footage of which is approximately 71,400 feet. The principal improvement is a one-story concrete warehouse/foundry/office approximating 25,500 square feet. The remaining buildings are steel-framed buildings constituting warehouses, garages and office space.

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

Consulting Agreements

      R.. Jerry Falkner Agreement    On June 11, 1996, the Registrant entered into an agreement with R. Jerry Falkner (Falkner) to perform financial advisory services for the Registrant. The Registrant granted Falkner options to purchase 20,000 shares at $5.00 per share. This option agreement, which expires June 11, 2006, provides Falkner with registration rights for these option shares.

      JCA/AML Agreement   On June 2, 1998, the Registrant entered into an agreement (the "JCA/AML Agreement") with Joseph Charles & Associates, Inc. ("JCA") and Andrew M. Lassak (AML) for a period of up to five (5) years. The Registrant granted to JCA and AML and/or his designee for the financial advisory services rendered options to purchase 185,000 shares of the Registrant's Common Stock (the "Common Stock") at $6.00 per share based on a five-year vesting schedule. The Registrant granted to JCA and AML options to purchase the Registrant's Common Stock on the basis of 65% of the shares of Common Stock subject to options being granted to AML and 35% to JCA. The Registrant terminated the JCA/AML Agreement effective June 2, 2001. Consequently, options to purchase 70,000 shares over the last two years of the agreement did not vest. As of June 2, 2003, vested options to purchase 45,000 shares expired. The remaining vested options to purchase 70,000 shares will expire June 2, 2004.

      Lassak Agreement On November 3, 1999, the Registrant entered into an agreement (the "Lassak Agreement") with Andrew M. Lassak ("Lassak") to perform financial advisory services. The Registrant granted to AML and/or his designee for the financial advisory services rendered options to purchase 120,250 shares of the Registrant's Common Stock (the "Common Stock") at $2.50 per share based on a five-year vesting schedule. The Registrant terminated the Lassak Agreement effective June 2, 2001. Consequently, options to purchase 45,500 shares over the last two years of the agreement did not vest. As of June 2, 2003, vested options to purchase 29,250 shares expired. The remaining vested options to purchase 45,500 shares will expire June 2, 2004. The Registrant and its counsel are reviewing the status of the options contained in the Lassak Agreement in light of questions concerning the intention of the parties as to the replacement of earlier awarded options to Mr. Lassak under the JCA/AML Agreement.

Competition

      On a commercial/industrial waste management level, the Registrant has competition from a variety of sources. Much of it is from companies that concentrate their efforts on a regional level. Management of the Registrant believes that with the proprietary database of regional and national pricing, the Registrant will maintain its edge on a national basis.

      There has been increased competition from national hauling companies. The large national hauling companies often attempt to handle an entire chain of locations for a "national chain" client. This scenario poses a potential conflict of interest since these hauling companies can attain greater profitability from increases in hauling and disposal revenues. In addition to having an interest in higher hauling and disposal rates, the national hauling companies do not have operations in every community and do not, to the knowledge of management, have some of the billing and computer capabilities, which the Registrant is able to offer. Additionally, management has encountered evidence of some reluctance from independent hauling companies to work with national hauling companies.

      There is also competition from some equipment manufacturers. These companies have their primary interest in selling or leasing equipment and offer management services in order to secure these sales or leases. There is a cost involved in using the equipment and the money saved must justify the amount spent on this equipment.

      The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. Certain of the Registrant's competitors have greater financial, marketing and other resources. There can be no assurance that the Registrant will be able to obtain its desired market share based on the competitive nature of this industry.

      An important difference between the Registrant and the majority of its competition is the Registrant's management process. The systematic approach attempts to provide consistent results for the customer. At the implementation stage, the Registrant actively bids out every location that a new customer requests. The Registrant repeats this bidding process at any time that a client receives notice of an undocumented price increase or at regular intervals as indicated in the contractual relationship. At subsequent stages, the Registrant will evaluate a customer's solid waste program and provide alternatives for improvement.

      The Registrant has developed a network of maintenance and hauling companies throughout the country and due to the volume of business awarded to them by the Registrant, often these companies will offer discounted hauling and maintenance rates to the Registrant. However, the Registrant is not affiliated with any particular company or vendor in the hauling and/or maintenance industries, but rather deals with those companies and vendors that can supply quality service at a favorable price. In addition to the volume of business handled by some of these vendors, the vendors understand that as long as the accounts are well serviced, they will be invited to bid on future accounts.

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

Employees

      As of December 31, 2003, the Registrant had one hundred twenty-two (122) full-time employees as follows: Recycling 72, Management Services 35, Sales/Leasing 5 and Administration/Information Technology 10. No employee is a member of a union with a contract with the Registrant.

Effect of State and Federal Environmental Regulations

      Any environmental regulatory liability relating to the Registrant's operations is generally borne by the customers with whom the Registrant contracts and the third party vendors in their capacity as transporters. As a matter of Registrant's policy, the Registrant uses its best efforts to secure indemnification for environmental liability from its customers and third party vendors. Although management of the Registrant believes that its business does not subject it to potential environmental liability, the Registrant continues to use best efforts to be in compliance with federal, state and local environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance has not historically constituted a material expense to the Registrant.

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

Item 2. Properties.

      The Registrant leases its corporate offices and processing property and buildings in Louisville, Kentucky for $42,106 per month from K&R pursuant to the K&R Lease. See ITEM 1. BUSINESS. "Related Parties Agreement - K&R"

      The Subsidiary of the Registrant has entered into the Fitzpatrick Lease effective June 1, 1998, for ten successive terms of ten years each at a rental of $13,000 per month during the original term (as adjusted in accordance with the Consumer Price Index for each renewal term) with an option to purchase for $1,600,000. See ITEM 1. BUSINESS. "Acquisition Agreement and Related Lease - Fitzpatrick."

      The Subsidiary of the Registrant has entered into the Penske Lease and Purchase Agreement effective July 8, 2002, for three years at a rental of $3,000 per month with an option to purchase for $425,000. See ITEM 1. BUSINESS. "Lease and Purchase Agreement Penske."

      On May 1, 2003, the Registrant purchased 10.723 acres at 7110 Grade Lane, Louisville, Kentucky for $1,523,129. It includes a 146,627 square foot commercial warehouse building. The property is adjacent to the Registrant's headquarters. The Registrant financed the property with long-term debt with a bank at prime rate through May 2005 with a balloon payment of $1,185,000. The Registrant has leased the property to an unrelated third party for a term of two years ending April 30, 2005 with a monthly rental of $21,350.

Item 3. Legal Proceedings.

      The Registrant is a party to litigation from time to time in the normal course of its business. However, there are no material proceedings pending by, or against the Registrant or affecting any of its properties.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 4a. Executive Officers of the Registrant.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations

Harry Kletter	1983	76

Chairman of the Board and Chief Executive Officer of the Registrant from May 2, 2000 to present. Chairman of the Board and Chief Visionary Officer of the Registrant from February 3, 2000 to May 2, 2000. Mr. Kletter served as Chairman of the Board and Chief Executive Officer from July 31, 1992 to February 3, 2000, President of the Registrant from July 31, 1992 to December 1997, from January 1990 to July 1991, and from October 1983 to January 1988; Mr. Kletter is also Chairman and sole shareholder of K&R Corporation.

Alan L. Schroering	2000	39

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

Pat McGruder	February 2004	50

Chief Operating Officer of the Registrant from February 25, 2004 to Present. Acting Chief Operating Officer of the Registrant from April 2003 to February 25, 2004. He served previously as Vice President of WESSCO for the Registrant from May 2000 to May 2003. Mr. McGruder served as a general contractor from March 1998 to May 2000 in the Louisville, Kentucky area.

Bob Cuzzort	2000 to 2003	55

Chief Operating Officer of the Registrant from July 2001 to April 2003. Director of Human Resources from March 2001 to April 2003. He served previously in charge of special projects for the Registrant from October 2000 to March 2001. Mr. Cuzzort served as general manager of Bassett Furniture Direct from March 1998 to August 2000. He served in several management positions with Haverty Furniture Company, Inc. from January 1970 to February 1998.

V. David Lee	2001 to 2003	50

General Counsel and Secretary of the Registrant from October, 2001 to September, 2003. Mr. Lee served as General Counsel for ESA1, a national environmental consulting company from 1996 to 2001. Mr. Lee was engaged in the private practice of law, both in and outside of the law firm setting, from 1991 to 1996. Prior to his legal practice, Mr. Lee worked as an environmental regulator in Kentucky state government.

      None of the above officers is related to any other. With respect to certain arrangements with certain officers of the Registrant relating to executive compensation, see section entitled "Executive Compensation - Certain Transactions" in the Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.

      Effective August 29, 1996, the $.01 par value common stock of the Registrant became listed on the Small Cap Market (the "Small Cap Market") of the Nasdaq Stock Market under the symbol "IDSA." Prior to August 29, 1996, the Registrant's common stock traded on the Over the Counter Bulletin Board ("OTCBB") operated by the National Association of Securities Dealers, Inc. ("NASD").

Quarter Ended	2003		2002		2001
	High	Low	High	Low	High	Low
March 31	$2.19	$1.85	$2.50	$2.07	$2.45	$1.94
June 30	$2.22	$1.83	$2.50	$2.01	$2.55	$2.00
September 30	$5.67	$2.00	$2.57	$2.10	$2.65	$2.05
December 31	$6.80	$3.56	$2.19	$1.98	$2.50	$2.05

There were approximately 488 shareholders of record as of February 17, 2004.

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

      On August 8, 2000, the Board of Directors of the Registrant also approved the repurchase of shares of its common stock. The stock repurchase program allows for the purchase of common stock at current market prices. In the fiscal year 2003, the Registrant repurchased 21,900 shares at an average share price of $2.97.

On February 26, 2004, the Board of Directors approved a two for one stock split with a record date of March 16, 2004.

The following table provides information with respect to the known equity compensation plan information of the Registrant for the year ended December 31, 2003.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$0.00	0
Equity compensation plans not approved by security holders	135,500 (1)	$4.68	0
Total	135,500	$4.68	0

(1) See Item 1. Business - Consulting Agreements.

Item 6. Selected Financial Data.

Selected Financial Data

	2003	2002	2001	2000	1999
(Amounts in Thousands, Except Per Share Data)

Year ended December 31:
Total revenue	$ 118,494	$ 101,279	$ 93,771	$ 89,241	$ 77,498

Net income (loss)	668	(164)	(353)	506	321

Earnings (loss)
per common share:
Basic	$ 0.42	$ (0.10)	$ (0.21)	$ 0.26	$ 0.17

Diluted	$ 0.41	$ (0.10)	$ (0.21)	$ 0.26	$ 0.16

Cash dividends declared
Per common share	-	-	-	-	-

At year end:
Total assets	$ 19,988	$ 18,913	$ 17,311	$ 19,805	$ 20,515

Long-term debt, net of current maturities	$ 3,748	$ 3,748	$ 2,344	$ 1,694	$ 2,105

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the information set forth under Item 6, "Selected Financial Data" and the consolidated financial statements of the Registrant and the accompanying notes thereto included elsewhere in this report. Certain prior year amounts have been reclassified to conform to the current year presentation with no effect on previously reported net income (loss) or shareholders' equity.

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

General

      The Registrant continued to pursue a growth strategy in the waste management services arena servicing over 5,000 customer locations throughout the United States, Canada, and Puerto Rico and building a base of approximately 2,300 vendors. This strategy will allow for diversity of business opportunities so that the Registrant is not as dependent upon the operating results of the recycling division. This diversity has helped to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets. Much of management's focus and attention now and in the future is directed towards the growth of the management services business segment through expansion in the existing markets and through an acquisition strategy. The Registrant is also focused on technology enhancements that can be provided to the new and existing customer base to further solidify customer relationships. Additionally, the Registrant is exploring strategic alliances and relationships that will enable it to effectively execute its growth and acquisition strategy.

      It is management's plan to expand the management services segment in 2004. At the same time, the Registrant will be seeking more operational cost control, increased efficiency in the information technology area and emphasize sales and marketing efforts.

      Management continues to maintain and grow the recycling business within its existing structure and is not actively seeking any further acquisitions or mergers. It is the plan of management to maximize profits through the reduction of surplus inventory and fixed assets.

Liquidity and Capital Resources

As of December 31, 2003, the Registrant held cash and cash equivalents of $662,772.

      The Registrant currently maintains a $3.8 million senior revolving credit facility with the Branch Banking and Trust Company (BB&T). Indebtedness under this credit facility accrues interest at Bank's prime rate. The maturity date under this agreement is June 2004. Management plans to request BB&T to extend the maturity date of this agreement in the first quarter of 2004. The Credit Line is collateralized by all assets of the Registrant. As of December 31, 2003, there were no borrowings against the line of credit compared to $1,750,000 as of December 31, 2002. The terms of the revolving credit agreement place certain restrictive covenants on the Registrant, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict the ability of the Registrant to incur as much additional debt as it may desire for future growth. At December 31, 2003, the Company was in compliance with all restrictive covenants.

      During 2003, the Registrant committed approximately $2,719,773 for fixed asset additions. In the recycling segment approximately $533,869 was committed for the purchase of a Hidroeuropa baler, a 40' trailer and several open-top containers. In the equipment sales, leasing and service segment, approximately $389,175 was capitalized as rental equipment to be located at customer sites. On May 1, 2003, the Registrant purchased 10.723 acres and building at 7110 Grade Lane, Louisville, Kentucky for $1,523,129. Building improvements were $182,838. Capitalized computer hardware and software was $90,762. The Registrant also entered into a capital lease for equipment with a cost of $285,000. Net property and equipment has increased $682,606 to $7,487,901 in 2003 from $6,805,295 in 2002. Depreciation expense during 2003 was $1,698,219. The Registrant financed the equipment with long-term debt with a bank at a fixed interest rate of 6.75% through December 2007 with a balloon payment of $250,371, secured by virtually all company assets.

Existing cash flow from operations and available credit under the existing credit facilities are expected to be sufficient to meet the Registrant's cash needs in 2004.

Critical Accounting Policies

      In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Management believes that it consistently applies judgments and estimates and such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on the Registrant's statement of operations and financial conditions. Critical accounting policies, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of the Registrant's financial condition and results of operations and require management's most difficult and subjective judgments and estimates of matters that are inherently uncertain.

      Management believes the Registrant's critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its consolidated financial statements to be:

-- income taxes and -- depreciation

      The Registrant is required to estimate income taxes in each of the jurisdictions in which the Registrant operates. This process involves estimating the Registrant's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the Registrant's consolidated balance sheet. The Registrant must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent that the Registrant believes recovery is not likely, the Registrant must establish a valuation allowance. To the extent the Registrant establishes a valuation allowance in a period, the Registrant must include an expense with the tax provision in the statement of operations. The Registrant has not recorded a valuation allowance to reduce the carrying amount of recorded deferred tax assets representing future deductions, as the Registrant believes it will have sufficient taxable income in the future to realize these deductions.

      Land is carried at cost. Premises and equipment are reported at cost less accumulated depreciation and amortization. Depreciation and amortization for financial reporting purposes is charged to operating expense using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are up to 40 years for buildings and leasehold improvements, 3 to 10 years for office and operating equipment, and 5 years for rental equipment. Maintenance and repairs are included in selling, general and administrative expenses. Gains and losses on disposition of premises and equipment are included in gain (loss) on sale of assets.

Results of Operations

      The following table presents, for the years indicated, the percentage relationship which certain captioned items in the Registrant's Consolidated Statements of Operations bear to total revenues and other pertinent data:

Year ended December 31,	2003	2002	2001

Statements of Operations Data:
Total Revenue .......................................................	100.0%	100.0%	100.0%
Cost of Goods Sold ...............................................	94.3%	94.0%	93.3%
Selling, General and Administrative
Expenses .............................................................	4.4%	5.9%	7.0%
Income (Loss) before Other Income (Expense)...	1.3%	0.1%	(0.3)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Total revenue increased $17,214,755 or 17.0% to $118,493,994 in 2003 compared to $101,279,239 in 2002. Management services revenue increased $11,301,114 or 14.7% to $88,056,323 in 2003 compared to $76,755,209 in 2002. This is primarily due to an increase in the number of customer locations managed as well as an increase in volume of solid waste that is produced by each customer location. Recycling revenue increased $5,685,224 or 25.5% to $27,972,458 in 2003 compared to $22,287,234 in 2002. This is due to the increase in commodity prices of approximately 21.8% in the Ferrous market and 7.3% in the Non-Ferrous market as well as an increase in the volume of outbound shipments of approximately 14.2% in the Ferrous market and 1.2% in the Non-Ferrous market for the year 2003 compared to the year 2002. Recycling revenue also includes real estate rental of $170,800 for 2003 compared to $0 for 2002 directly related to the purchase of 10.723 acres and building at 7110 Grade Lane, Louisville, Kentucky in May 2003. Management expects to expand real estate holdings and create new revenue streams from existing holdings. Equipment, service and leasing revenue increased $228,417 or 10.2% to $2,465,213 in 2003 compared to $2,236,796 in 2002 due to an increase in equipment leasing.

      Total cost of goods sold increased $16,513,060 or 17.3% to $111,753,006 in 2003 compared to $95,239,946 in 2002. Management services cost of goods sold increased $10,666,619 or 14.6% to $83,932,014 in 2003 compared to $73,265,395 in 2002. Recycling cost of goods sold increased $5,711,326 or 27.4% to $26,530,068 in 2003 compared to $20,818,742 in 2002 due to an increase in the volume of shipments as well as increases in purchase prices. Equipment, service and leasing cost of goods sold increased $135,115 or 11.7% to $1,290,924 in 2003 compared to $1,155,809 in 2002 due to an increase in equipment leasing.

      Selling, general and administrative expenses decreased $735,726 or 12.4% to $5,213,675 in 2003 compared to $5,949,401 in 2002. This is primarily due to a reduction of amortization, building lease, insurance and equipment repair expenses. Reductions of $164,500, related to the recycling division, of amortization expense and building lease expense were a direct result of a non-compete agreement and a property rental agreement ending as of May 31, 2003. As a percentage of total revenue, selling, general and administrative expenses were 4.4% in 2003 compared to 5.9% in 2002.

      Interest expense increased $93,061 or 43.6% to $306,261 in 2003 compared to $213,200 in 2002 due to the financing of the purchase of 10.723 acres and a building at 7110 Grade Lane, Louisville, Kentucky. Other expense was $228,542 in 2003 compared to other income of $28,082 in 2002. This increase was due primarily to costs incurred by the Registrant related to the termination of a property lease agreement in the recycling division of $184,000.

      Income tax provision increased $216,560 to $377,953 in 2003 compared to $161,393 in 2002. The effective rate in 2003 was approximately 36% based primarily on the federal and state statutory rates offset partially by the benefit of reducing the deferred tax valuation allowance established the preceding year. Based on 2003 income and anticipated future earnings, the net operating losses giving rise to the deferred tax assets are now expected to be fully utilized.  The 2002 net loss before taxes was $2,311.  The tax provision was due to (i) the establishment of a valuation allowance related to deferred tax asset from previously recognized net operating losses based on the uncertainty of the ability to offset those net operating losses against future income, (ii) the tax effect on a previously under-accrued item and (iii) an IRS refund at a less than anticipated amount.

Financial Condition at December 31, 2003 compared to December 31, 2002

      Accounts receivable trade after allowances for bad debt increased $2,250,130 or 33.1% to $9,053,986 in 2003 compared to $6,803,856 in 2002. This is due to an increase in the billings of the CWS segment during December 2003 due to growth of customer locations as well as increases in the volume of shipments and selling prices in the recycling segment.

      Inventory decreased $351,024 or 18.6% to $1,532,138 in 2003 compared to $1,883,162 in 2002. Ferrous inventory at December 31, 2003 was $45,509 lower than December 31, 2002. Non-ferrous inventory was $296,888 lower than December 31, 2003 versus December 31, 2002.

      Accounts payable trade increased $1,826,216 or 21.0% to $10,502,503 in 2003 compared to $8,676,287 in 2002. This is due to an increase in the purchases of the CWS segment during December 2003 due to growth of customer locations as well as increases in the volume of purchases and purchase prices in the recycling segment.

Working capital increased $233,365 to a deficit of $273,129 in 2003 compared to a deficit of $506,494 in 2002.

Contractual Obligations

The following table provides information with respect to the known contractual obligations of the Registrant as reflected in its balance sheet for the year ended December 31, 2003.

Payments due by period

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$3,762,908	$845,383	$2,304,499	$613,026	$0
Capital Lease Obligations (2)	989,946	159,073	677,984	152,889	0
Operating Lease Obligations (3)	2,304,473	620,159	1,169,307	515,007	0
Total	$7,057,327	$1,624,615	$4,151,790	$1,280,923	$0

(1) Long-Term Debt Obligations consist of the following:

Note payable to a bank in monthly installments of $30,000 including interest at prime (4.00% at 12/31/03) through May 2006, secured by assets of the rental fleet;
Note payable to a bank in monthly installments of $34,997 including interest at 6.75% through December 2007 with a balloon payment of $250,371, secured by virtually all assets;
Note payable to a bank in monthly installments of $15,000 excluding interest at prime (4.00% at 12/31/03) through May 2005 with a balloon payment of $1,185,000, secured by real estate;
Note payable to a bank in monthly installments of $818 including interest at 6.00% through August 2006, secured by vehicle; and
Note payable to a bank in monthly installments of $271 including interest at 4.59% through October 2008, secured by vehicle.

(2) The Registrant has a lease contract for real estate and a building in Seymour, Indiana, which qualifies as a capital lease. This lease requires monthly payments of $3,000 through June 2005, when the Registrant intends to exercise a purchase option with respect to the property.

(3) The Registrant leases its Louisville, Kentucky facility from a related party under an operating lease expiring December 2007. The Registrant has monthly rental payments of $42,106 through December 2007. In the event of a change of control, the monthly payments become $62,500. See Item 1. Business - Related Parties Agreements.

The Registrant leases a management services operations facility in Dallas, Texas for which monthly payments of $2,457 are due through September 2005.

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

      Total cost of goods sold increased $7,784,639 or 8.9% to $95,239,946 in 2002 compared to $87,455,307 in 2001. Management services cost of goods sold increased $4,583,250 or 6.7% to $73,265,395 in 2002 compared to $68,682,145 in 2001. Recycling cost of goods sold increased $3,483,559 or 20.1% to $20,818,742 in 2002 compared to $17,335,183 in 2001. An insurance reimbursement for loss of business income in the recycling segment of $161,428, because primary equipment was out of service from mid-November 2001 through mid-January 2002 was received in the second quarter of 2002. Equipment, service and leasing cost of goods sold decreased $282,170 or 19.6% to $1,155,809 in 2002 compared to $1,437,979 in 2001. This decrease was primarily due to the continued effort to lease equipment as noted above.

      Selling, general and administrative expenses decreased $666,249 or 10.1% to $5,949,401 in 2002 compared to $6,615,650 in 2001. This is primarily due to a reduction of bad debt, programming, amortization, legal, insurance and accounting expense. As a percentage of total revenue, selling, general and administrative expenses were 5.9% in 2002 compared to 7.0% in 2001.

      Property tax assessments were incurred during year 2002 for years 1998 through 2000 of $149,916. Without these property tax assessments of $149,916 from years 1998 through 2000, selling, general and administrative expenses would have decreased $816,165 or 12.3% to $5,799,485 in 2002 compared to $6,615,650 in 2001 As a percentage of total revenue, selling, general and administrative expenses without these property tax assessments would have been 5.7% in 2002 compared to 7.1% in 2001.

      Other expense decreased $177,342 to $92,203 in 2002 compared to $269,545 in 2001. This is due to a decrease in interest expenses due to lower interest rates on bank loans partially offset by a decrease in interest income due to lower rates of interest on balances at the bank

      Income tax (provision) benefit increased $377,541 to an income tax provision of $161,393 in 2002 compared to an income tax benefit of $216,148 in 2001. Without income tax provisions for expired stock options of $151,702 and an IRS refund and adjustment of $19,504, the income tax provision of $161,393 in 2002 would decrease $171,206 to an income tax benefit of $9,813.

Financial Condition at December 31, 2002 compared to December 31, 2001

      Accounts receivable trade after allowances for bad debt increased $70,110 or 1.0% to $6,803,856 in 2002 compared to $6,733,746 in 2001. Collections of accounts receivable remains strong as only approximately $95,114 is over 60 days old.

      Inventory decreased $66,604 or 3.4% to $1,883,162 in 2002 compared to $1,949,766 in 2001. Inventory investments in both ferrous and non-ferrous remained relatively the same in 2002 as compared to 2001. Ferrous inventory at December 31, 2002 was $92,669 lower than December 31, 2001. Non-ferrous inventory was $27,269 lower than December 31, 2002 versus December 31, 2001.

      Accounts payable trade decreased $486,504 or 5.3% to $8,676,287 in 2002 compared to $9,162,791 in 2001. This is due to a decrease in the billings of the CWS segment during December 2002 due to a lower volume in our customers' industry.

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

Impact of Recently Issued Accounting Standards

FASB Interpretation 46, Consolidation of Variable Interest Entities, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests to a different model. Whether to consolidate an entity will now also consider factors such as:

1. whether that entity has sufficient equity at risk to enable it to operate without additional financial support,
2. whether the equity owners in that entity have any obligation to absorb expected losses or the right to receive residual returns of the entity, or
3. whether voting rights in the entity are not proportional to the equity interest and substantially all the entity's activities are conducted for an investor with few voting rights.

      This Interpretation changes the rules of consolidation of when to consolidate by changing to a focus on who would incur the expected losses or receive the expected residual returns. No longer is ownership of over 50% of voting interests the sole criterion for determining whether an entity should be consolidated.

The Registrant adopted Interpretation 46, as revised, in 2003. The adoption of this statement had no impact on our net results of operation.

      In April 2002, the FASB issued Statement 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Statement 145 changes the accounting for debt extinguishments and some minor technical corrections. Debt extinguishments were previously considered extraordinary items. Under this Statement, they are part of income from continuing operations and not shown net of tax. Statement 145 also addresses modifications of capital leases. If a capital lease is modified to become an operating lease, it will be accounted for as a sale-leaseback, instead of being accounted for as a new lease. Statement 145 applies for years beginning after May 14, 2002. We adopted Statement 145 in 2003. The adoption of this statement had no impact on our net results of operation.

      The FASB has a project on equity-based compensation. The FASB has tentatively concluded that the fair value based method of accounting is appropriate for stock-based employee compensation, which includes stock options.

      The proposed Statement would be effective for all employee awards granted, modified, or settled in 2006 for calendar year-end companies. As of the effective date, compensation cost related to the non-vested portion of awards outstanding as of that date would be based on the grant-date fair value as calculated under the original provisions of Statement 123. The proposed Statement is expected to be issued for comment in the first quarter of 2004.

On February 26, 2004, the Registrant announced a two for one stock split with a record date of March 16, 2004.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

There is market risk in our recycling segment, since it is driven by fluctuating commodity prices. Management mitigates this risk by selling our product on a monthly contract basis.

Item 8. Consolidated Financial Statements and Supplementary Data.

      The consolidated financial statements of the Registrant required to be included in this Item 8 are set forth in Item 15 of this report. The annual results of operations are included in the Notes to Consolidated Financial Statements under Item 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its disclosure controls and procedures as of December 31, 2003, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-14 (e) promulgated by the Securities and Exchange Commission.

(b)	Changes in internal controls.

There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2003.

PART III

Item 10. Directors and Executive Officers of the Registrant. *

Item 11. Executive Compensation *

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters. *

Item 13. Certain Relationships and Related Transactions. *

Item 14. Principal Accountant Fees and Services. *

* The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2004 Annual Meeting of Shareholders of the Registrant which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant's year end for the year covered by this report under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15. Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:

Page

Report of Independent Auditors	F-1
Consolidated Balance Sheets as of December 31, 2003 and 2002	F-2
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	F-3
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	F-5
Notes to Consolidated Financial Statements	F-6

(a)(2) Consolidated Financial Statement Schedules.
Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001	F-25

(a)(3) List of Exhibits

      Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report. The Management Agreement and the Consulting Agreement required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by an asterisk (*) in the Index to Exhibits.

(b) Reports on Form 8-K

None.

(c) Exhibits.

The exhibits listed on the Index to Exhibits are filed as a part of this report.

(d) Consolidated Financial Statement Schedules.

      Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 2003, 2002 and 2001 is incorporated by reference at page F-23 of the Consolidated Financial Statements of the Registrant.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated: March 3, 2004	By : /s/ Harry Kletter
Harry Kletter, Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief	March 3, 2004
Harry Kletter	Executive Officer (Principal Executive Officer)

/s/ Alan L. Schroering	Chief Financial Officer	March 3, 2004
Alan L. Schroering	(Principal Financial Officer and
Principal Accounting Officer)

/s/ David W. Lester	Director	March 3, 2004
David W. Lester

/s/ Jim E. Vining	Director	March 3, 2004
Jim E. Vining

/s/ Roman Epelbaum	Director	March 3, 2004
Roman Epelbaum

/s/ Bob Cuzzort	Director	March 3, 2004
Bob Cuzzort

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of the Registrant is incorporated by reference to Exhibit 3.1 of the Registrant's report of Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of the Registrant are incorporated by reference to Exhibit 3.2 of the Registrant's report on Form 10-KSB for the year ended December 31, 1995.

10.1	**

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

10.27	**	Penske Lease and Purchase Agreement effective July 8, 2002, for three years at a rental of $3,000 per month with an option to purchase for $425,000.

10.28	**

Stock Option Agreement, dated June 11, 1996, by and between the Registrant and R. Jerry Falkner, is incorporated by reference to Exhibit 10.3 of the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.29		Stock Option Agreement, dated March 1, 2000, by and between the Registrant and Andrew M. Lassak and related letter agreement dated November 3, 1999.

10.30

Contract of Purchase, dated March 24, 2003, by and between the Southern States Cooperative, Incorporated and the Harry Kletter Family Limited Partnership (HKFLP), as assigned by assignment of contract of purchase, dated April 24, 2003 from HKFLP to ISA Real Estate, LLC.

10.31		Lease, dated April 30, 2003, from ISA Real Estate, LLC to Southern States Cooperative, Incorporated.

11		Statement of Computation of Earnings Per Share (See Note 11 to Notes to Consolidated Financial Statements).

31.1		Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K for the year ended December 31, 2003.

31.2		Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K for the year ended December 31, 2003.

32.1		Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-K for the year ended December 31, 2003.

*Denotes a management contract of the Registrant required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K under the Securities Act of 1933, as amended.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

CONTENTS

REPORT OF INDEPENDENT AUDITORS	1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6

SUPPLEMENTARY INFORMATION

VALUATION AND QUALIFYING ACCOUNTS	25

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiaries
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This Schedule has been subject to the auditing procedures applied in our audit of the basic financial statements and in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Crowe Chizek and Company LLC
Louisville, Kentucky
January 28, 2004

____________________________________________________________________________________

1.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2003 and 2002

_________________________________________________________________________________________________

	2003	2002
ASSETS
Current assets
Cash	$ 662,772	$ 1,630,028
Accounts receivable - trade (after allowance for doubtful
accounts of $60,000 in 2003 and $50,000 in 2002) (Notes 1, 2 and 3)	9,053,986	6,803,856
Income tax refund receivable	-	79,593
Net investment in sales-type leases (Note 5)	79,754	142,218
Inventories (Notes 1, 2 and 3)	1,532,138	1,883,162
Deferred income taxes (Note 4)	110,700	317,600
Other	185,768	141,446
Total current assets	11,625,118	10,997,903

Net property and equipment (Notes 1, 2 and 3)	7,487,901	6,805,295

Other assets
Non-compete agreements, net (Note 9)	-	51,180
Net investment in sales-type leases (Note 5)	208,238	263,921
Notes receivable	27,008	37,735
Goodwill (Note 10)	560,005	560,005
Other assets	79,941	196,740
	875,192	1,109,581

	$ 19,988,211	$ 18,912,779

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Note payable to bank (Note 2)	$ -	$ 1,750,000
Current maturities of long-term debt (Note 3)	845,383	623,363
Current maturities of capital lease obligations (Note 8)	159,073	100,827
Accounts payable	10,502,503	8,676,287
Income tax payable	27,280	-
Other current liabilities	364,008	353,920
Total current liabilities	11,898,247	11,504,397

Long-term liabilities
Long-term debt (Note 3)	2,917,525	3,014,225
Capital lease obligations (Note 8)	830,873	733,971
Deferred income taxes (Note 4)	324,400	271,277
	4,072,798	4,019,473

Commitments (Note 8)

Shareholders' equity
Common stock, $.01 par value: 10,000,000 shares authorized,
1,967,500 and 1,957,500 shares issued in 2003 and 2002,
1,602,900 and 1,614,800 shares outstanding in 2003 and 2002	19,675	19,575
Additional paid-in capital	1,950,221	1,925,321
Retained earnings	2,801,167	2,132,761
Treasury stock, 364,600 and 342,700 shares at cost in 2003 and 2002	(753,897)	(688,748)
	4,017,166	3,388,909

	$ 19,988,211	$ 18,912,779

_________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

2.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2003, 2002 and 2001

____________________________________________________________________________________________

	2003	2002	2001

Revenue	$ 118,493,994	$ 101,279,239	$93,771,266

Cost of goods sold	111,753,006	95,239,946	87,455,307

Selling, general and administrative	5,213,675	5,799,485	6,615,652
Property tax assessment (Note 14)	-	149,916	-
	5,213,675	5,949,401	6,615,652

Income (loss) before other income (expense)	1,527,313	89,892	(299,693)

Other income (expense)
Interest expense	(306,261)	(213,200)	(368,077)
Interest income	49,834	86,353	129,169
Gain on sale of assets	4,015	6,562	20,958
Other income (expense), net	(228,542)	28,082	(51,595)
	(480,954)	(92,203)	(269,545)

Income (loss) before income taxes	1,046,359	(2,311)	(569,238)

Income tax provision (benefit) (Note 4)	377,953	161,393	(216,148)

Net income (loss)	$ 668,406	$ (163,704)	$ (353,090)

Basic earnings (loss) per share	$ .42	$ (.10)	$ (.21)

Diluted earnings (loss) per share	$ .41	$ (.10)	$ (.21)

____________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years ended December 31, 2003, 2002 and 2001

______________________________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of January 1, 2001	1,957,500	$19,575	$1,891,651	$2,649,555	94,200	$ (161,316)	$4,399,465

Repurchase of common stock	-	-	-	-	202,900	(420,807)	(420,807)

Fair value of stock options issued for consulting services provided to the Company	-	-	33,670	-	-	-	33,670

Net loss	-	-	-	(353,090)	-	-	(353,090)

Balance as of December 31, 2001	1,957,500	19,575	1,925,321	2,296,465	297,100	(582,123)	3,659,238

Repurchase of common stock	-	-	-	-	45,600	(106,625)	(106,625)

Net loss	-	-	-	(163,704)	-	-	(163,704)

Balance as of December 31, 2002	1,957,500	19,575	1,925,321	2,132,761	342,700	(688,748)	3,388,909

Exercise of common stock options	10,000	100	24,900	-	-	-	25,000

Repurchase of common stock	-	-	-	-	21,900	(65,149)	(65,149)

Net income	-	-	-	668,406	-	-	668,406

Balance as of December 31, 2003	1,967,500	$19,675	$1,950,221	$2,801,167	364,600	$ (753,897)	$4,017,166

______________________________________________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2003, 2002 and 2001

________________________________________________________________________________________________

	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$ 668,406	$ (163,704)	$ (353,090)
Adjustments to reconcile net income (loss) to
net cash from operating activities
Stock options granted for services	-	-	33,670
Depreciation and amortization	1,749,399	1,731,748	1,680,349
Provision for doubtful accounts	15,509	1,415	222,964
Deferred income taxes	260,023	122,077	(275,400)
Gain on sale of property and equipment	(4,015)	(6,562)	(20,958)
Change in assets and liabilities
Receivables	(2,254,912)	(35,672)	1,726,221
Inventories	399,683	66,604	241,396
Other assets	152,070	(127,839)	102,343
Accounts payable	1,826,216	(486,504)	(963,562)
Other current liabilities	37,368	(12,000)	111,793
Net cash from operating activities	2,849,747	1,089,563	2,505,726

Cash flows from investing activities
Proceeds from sale of property and equipment	627,400	91,255	112,581
Proceeds from equipment under sales-type leases	42,951	119,848	104,122
Purchases of equipment under sales-type leases	-	(133,873)	(43,402)
Purchases of property and equipment	(2,692,673)	(1,561,527)	(1,951,443)
Net cash from investing activities	(2,022,322)	(1,484,297)	(1,778,142)

Cash flows from financing activities
Net borrowings (payments) on note payable to bank	(1,750,000)	750,000	(1,750,000)
Payments on capital lease obligation	(129,852)	(63,872)	(29,165)
Proceeds from long-term debt	1,515,779	1,415,865	1,500,000
Payments on long-term debt	(1,390,459)	(747,351)	(646,749)
Exercise of common stock options	25,000	-	-
Purchase of common stock	(65,149)	(106,625)	(420,807)
Net cash from financing activities	(1,794,681)	1,248,017	(1,346,721)
Net change in cash	(967,256)	853,283	(619,137)
Cash at beginning of year	1,630,028	776,745	1,395,882

Cash at end of year	$ 662,772	$ 1,630,028	$ 776,745

Supplemental disclosure of cash flow information
Cash paid for interest	$ 306,261	$ 211,019	$ 368,077
Cash paid (refunded) for taxes	(11,057)	97,462	130,189

Supplemental schedule of non-cash investing and financial activities:
Capital leases for equipment	285,000	757,835	170,000
Refinancing of loans	-	1,084,135	-

________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Industrial Services of America, Inc. (the Company) and its subsidiaries provide products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. Management services represent contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. The Company's customers are located throughout the United States, Canada, Puerto Rico and Mexico. The Company's wholly-owned subsidiary, ISA Indiana, Inc., provides services related to ferrous, non-ferrous and fiber scrap recycling in southern Indiana. The Company's other wholly-owned subsidiary, ISA Recycling, LLC, provides services related to ferrous, non-ferrous and fiber scrap recycling in Louisville, Kentucky.

Revenue Recognition: The Company records revenue for its recycling and equipment sales divisions upon delivery of the related materials and equipment to the customer.

The Company's management services segment provides its customers evaluation, management, monitoring, auditing and cost reduction of its customer's non-hazardous solid waste removal activities. The Company recognizes revenue related to the management aspects of these services as the services are delivered. The segment also manages the specific waste hauling needs of its customers, which includes subcontracting with waste haulers throughout the United States, Canada, Puerto Rico and Mexico. Revenue related to this activity is recorded on a gross basis because the Company is ultimately responsible for service delivery, has discretion over the selection of the specific service provided and the amounts to be charged, and is directly obligated to the subcontractor for the services provided.

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

____________________________________________________________________________________

(Continued)

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Inventories: Inventories consist principally of waste equipment machinery and parts, and scrap materials held for resale and are stated at the lower of cost (first-in, first-out method) or market. Inventories as of December 31, 2003 and 2002 consist of the following:

	2003	2002

Equipment and parts	$ 91,485	$ 100,112
Ferrous materials	1,098,771	1,144,280
Non-ferrous materials	341,882	638,770

	$1,532,138	$1,883,162

Property and Equipment: Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property. Assets under capital lease obligations are depreciated over the term of the capital lease.

Property and equipment as of December 31, 2003 and 2002 consist of the following:

	Life	2003	2002

Land		$ 1,311,661	$ 281,000
Equipment and vehicles	3-10 years	7,626,260	7,930,235
Office equipment	3-5 years	1,553,209	1,424,662
Rental equipment	5 years	2,444,594	2,147,449
Building and leasehold improvements	6-40 years	1,892,094	1,133,910
Construction in progress		-	120,662
		14,827,818	13,037,918

Less accumulated depreciation		7,339,917	6,232,623

		$ 7,487,901	$ 6,805,295

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $1,698,219, $1,579,392 and $1,424,661.

____________________________________________________________________________________

(Continued)

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Other Intangible Assets: The Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002 did not have a significant effect on 2003 or 2002 net income. Under the new standard, goodwill and certain intangible assets are no longer amortized but are assessed at least annually for impairment with any such impairment recognized in the period identified.

The Company's only identified intangible asset consists of non-compete agreements which were fully amortized in May 2003. Non-compete agreements were amortized using the straight-line method over the benefit period of 5 years.

Income Taxes: The Company records income tax expense based on the amount of taxes due on its tax returns plus deferred taxes determined under the liability method which is based on the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities, using enacted tax rates. A valuation allowance is recorded, if necessary, to reduce deferred tax assets to the amount considered more likely than not to be realized.

Statement of Cash Flows: The statement of cash flows has been prepared using a definition of cash that includes deposits with original maturities of three months or less.

Earnings Per Share: Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of stock options.

Stock Option Plans: During the years ended December 31, 2003, 2002 and 2001 the Company granted options to purchase shares of the Company's common stock to several of the Company's officers and outside directors. The Company applies APB Opinion No. 25 in accounting for its employees' stock option agreements. Compensation costs are not recognized unless the exercise price of the options is below the market value on the date of grant. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of SFAS No. 123 was used for stock-based compensation. There was no compensation charged to operations in 2003, 2002, and 2001 related to these options.

____________________________________________________________________________________

(Continued)

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company has an employee stock option plan under which the Company may grant options for up to 400,000 shares of common stock, which are reserved by the board of directors for issuance of stock options. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term of the option is five years.

Had compensation costs been recorded on the employee stock options on the basis of fair market value pursuant to SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced as follows:

	2003	2002	2001

Net income (loss)

As reported	$ 668,406	$ (163,704)	$ (353,090)

Pro forma	$ 623,406	$ (186,504)	$ (372,886)

Basic earnings (loss) per share

As reported	$ .42	$ (.10)	$ (.21)

Pro forma	$ .38	$ (.11)	$ (.22)

Diluted earnings (loss) per share

As reported	$ .41	$ (.10)	$ (.21)

Pro forma	$ .38	$ (.11)	$ (.22)

The above pro forma information is based on an estimated fair value of these stock options as of the date of grant using a Black-Scholes option pricing method with the following weighted average assumptions for 2003, 2002 and 2001: risk free interest rate ranging from 6.0% to 4.0%, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock ranging from .41 to .68, and a life of the options ranging from 1 to 10 years.

____________________________________________________________________________________

(Continued)

9.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2003, 2002 and 2001:

	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price Per Share	Maximum Remaining Term of Options Granted	Weighted Average Grant Date Fair Value of Options
Balance as of January 1, 2001	625,250	$3.85	$1.00	2 to 9	$2.18
			to $8.00	years

Granted	30,000	$2.50	$2.50	5 years	$1.10

Expired	(230,500)	$4.07	$2.25		-
			to $8.00

Balance as of December 31, 2001	424,750	$3.44	$1.00	1 to 5	$2.48
			to $6.00	years

Granted	40,000	$2.50	$2.50	5 years	$0.95

Expired	(145,000)	$2.24	$1.00		-
			to $2.50

Balance as of December 31, 2002	319,750	$3.92	$2.50	1 to 5	$2.39
			to $6.00	years

Granted	60,000	$2.50	$2.50	5 years	$1.25

Exercised	(10,000)	2.50	2.50	-	-

Expired	(74,250)	$4.62	$2.50		-
			to $6.00

Balance as of December 31, 2003	295,500	$3.50	$2.50	1 to 5	$2.24
			to $6.00	years

As of December 31, 2003, the 295,500 options outstanding have exercise prices between $2.50 and $6.00 and a weighted-average remaining contractual life of 2.29 years.

____________________________________________________________________________________

(Continued)

10.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments: Fair value of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors.

Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2003 and 2002, the estimated fair value of financial instruments approximated book value.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation with no effect on previously reported net income (loss) or shareholders' equity.

NOTE 2 - NOTE PAYABLE TO BANK

At December 31, 2003 and 2002, the Company had a $3,800,000 operating line of credit collateralized by all Company assets. Borrowings against the line were $0 and $1,750,000 at December 31, 2003 and 2002, respectively. Interest is payable monthly on the outstanding principal balance at the bank's prime rate (4.00% and 4.25% at December 31, 2003 and 2002, respectively). The current loan agreement matures in June 2004. Management plans to extend the maturity date of this agreement in the first quarter of 2004. This line of credit is subject to the same debt covenants and is cross-collateralized with the long-term debt described in Note 3.

____________________________________________________________________________________

(Continued)

11.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31, 2003 and 2002 consists of the following:

	2003	2002

Note payable to a bank in monthly installments of $30,000 including interest at the bank's prime rate (4.00% and 4.25% at December 31, 2003 and 2002, respectively) through May 2006; secured by assets of the rental fleet.

	$ 713,974	$ 1,036,756

Note payable to a bank in monthly installments of $34,997 including interest at 6.75% through December 2007 with a balloon payment of $250,371; secured by virtually all company assets.	1,630,724	2,500,000

Note payable to a bank in monthly installments of $818 including interest at 6.00% through August 2006; secured by vehicle.	24,136	32,239

Note payable to a bank in monthly installments of $271 including interest at 4.59% through October 2008; secured by vehicle.	14,074	-

Note payable to a bank in monthly installments of $15,000 plus interest at the bank's prime rate (4.00% and 4.25% at December 31, 2003 and 2002, respectively) through May 2005 with a balloon payment of $1,185,000; secured by real estate.	1,380,000	-

Other	-	68,593
	3,762,908	3,637,588

Current maturities	845,383	623,363

	$ 2,917,525	$ 3,014,225

____________________________________________________________________________

(Continued)

12.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 3 - LONG-TERM DEBT (Continued)

Maturities on long-term debt are due as follows:

2004	$ 845,383
2005	1,903,383
2006	401,116
2007	610,369
2008	2,657
$ 3,762,908

The terms of the loan agreements place certain restrictive covenants on the Company, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. At December 31, 2003, the Company was in compliance with all restrictive covenants.

NOTE 4 - INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Federal
Current	$ 28,209	$19,504	$19,522
Deferred	334,300	11,100	(218,600)
Valuation	(52,261)	52,261	-
	310,248	82,865	(199,078)

State
Current	89,721	19,812	39,730
Deferred	(10,400)	47,100	(56,800)
Valuation	(11,616)	11,616	-
	67,705	78,528	(17,070)

	$377,953	$161,393	$ (216,148)

A reconciliation of income taxes at the statutory rate to the reported provision (benefit) is as follows:

	2003	2002	2001

Federal income tax (benefit) at statutory rate	$355,762	$ (786)	$ (193,541)
State and local income taxes (benefit), net of
federal income tax affect	59,215	(179)	(44,116)
Change in valuation allowance	(63,877)	63,877	-
Expired stock options	-	87,825	-
IRS refund and adjustment	18,941	19,504	-
Other differences, net	26,852	(8,848)	21,509

	$377,953	$161,393	$ (216,148)

____________________________________________________________________________________

(Continued)

13.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 4 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred tax liabilities
Tax depreciation in excess of book	$ 586,025	$ 542,726
Tax amortization in excess of book	36,266	18,133
State deferred liabilities	95,809	109,141
Gross deferred tax liabilities	718,100	670,000
Deferred tax assets
Property taxes	30,377	44,218
Accrued vacation	3,591	-
Allowance for doubtful accounts	20,400	17,000
Book amortization in excess of tax	206,537	212,070
Stock options	-	52,661
Net operating loss carryforward	22,229	247,038
Alternative minimum tax credit carryforwards	126,751	101,326
Contribution carryforward	8,513	4,954
Inventory capitalization	4,836	5,944
State income taxes	81,166	94,989
Gross deferred tax assets	504,400	780,200
Less valuation allowance	-	(63,877)
	504,400	716,323
Net deferred tax assets (liabilities)	$ (213,700)	$ 46,323

As of December 31, 2003, the Company has net operating loss carryforwards of $65,381, which expire in 2022.

NOTE 5 - SALES-TYPE LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees.

____________________________________________________________________________________

(Continued)

14.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 5 - SALES-TYPE LEASES (Continued)

Future lease payments receivable under sales-type leases at December 31, 2003 are as follows:

2004	$92,132
2005	92,133
2006	83,103
2007	46,678

Minimum lease payments receivable	314,046
Less unearned income	(26,054)

Net investment in sales-type leases	287,992
Less current portion	(79,754)

$208,238

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company's principal shareholder and an affiliated company owned by the Company's principal shareholder (K&R). A summary of these transactions is as follows:

	2003	2002	2001
Balance sheet accounts:
Accounts receivable	$ 7,441	$ 26,399	$ 59,714

Deposits (Included in other long-term assets)	$ 62,106	$ -	$ -

Income statement activity:
Rent expense	$ 505,272	$ 450,000	$ 450,000
Consulting fees	$ 240,000	$ 240,000	$ 240,000

The Company's Chairman is compensated through consulting fees shown above, under a consulting agreement with K&R.

The Company leases its corporate offices, processing property and buildings in Louisville, Kentucky for $42,106 per month from K&R pursuant to the K&R Lease. Deposits include one month of rent in advance in the amount of $42,106.

____________________________________________________________________________________

(Continued)

15.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

The Company entered into an agreement with K&R for consulting services related to the scrap metal and paper recycling operations and related equipment sales and services. The agreement expires on December 31, 2007 and requires payments of $240,000 annually. Deposits include one month of consulting services in advance in the amount of $20,000.

NOTE 7 - EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute a maximum of 15% of their annual salary. Under the plan, the Company matches 25% of each employee's voluntary contribution up to 6% of their gross salary. The expense under the plan for 2003, 2002 and 2001 was $31,427, $33,681 and $38,805.

NOTE 8 - LEASE COMMITMENTS

Operating Leases:

The Company leases its Louisville, Kentucky facility from a related party (see Note 6) under an operating lease expiring December 2007. The rent was adjusted in January 2003 per the agreement to monthly payments of $42,106 through December 2007. In addition, the Company is also responsible for real estate taxes, insurance, utilities and maintenance expense.

The Company leases a facility in Dallas, Texas for management services operations. The agreement provides that monthly payments of $2,457 are due through September 2005.

The Company also leases other machinery and equipment under an operating leases which expire through February 2007.

Future minimum lease payments for operating leases as of December 31, 2003 are as follows:

2004	$ 620,159
2005	605,630
2006	563,677
2007	515,007

Future minimum lease payments	$ 2,304,473

Total rent expense for the years ended December 31, 2003, 2002 and 2001 was $863,178, $856,386 and $868,712.

____________________________________________________________________________________

(Continued)

16.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 8 - LEASE COMMITMENTS (Continued)

Capital Leases:

The Company has a lease contract for real estate and a building in Seymour, Indiana which qualifies as a capital lease. This lease requires monthly payments of $3,000 through June 2005, when the Company intends to exercise a purchase option to own the property outright and unencumbered.

The Company leases various pieces of equipment, which qualify as capital leases. These lease arrangements require monthly lease payments expiring at various dates through May 2008.

The following is a summary of assets held under capital leases which is included in property and equipment:

	2003	2002

Real estate	$ 446,500	$ 471,500
Equipment	741,335	456,335
	1,187,835	927,835

Less accumulated depreciation	96,260	34,000

	$ 1,091,575	$ 893,835

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at December 31, 2003.

2004	$ 208,007
2005	590,007
2006	131,207
2007	131,207
2008	27,550

Total minimum lease payments	1,087,978
Less amount representing interest	(98,032)

Present value of net minimum
lease payments	$ 989,946

____________________________________________________________________________________

(Continued)

17.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 9 - INTANGIBLES

The components of intangibles as of December 31, 2003 and 2002 are as follows:

	2003	2002
Non-compete agreement	$ 1,011,785	$ 1,011,785
Less accumulated amortization	$ (1,011,785)	$ (960,605)
Non-compete agreement, net	$ -	$ 51,180

Non-compete agreements, which expired in May 2003 were being amortized using the straight-line method over the five-year term of the agreements. Amortization expense for the years ended December 31, 2003, 2002 and 2001 was $51,180, $152,356 and $152,356.

NOTE 10 - GOODWILL

Goodwill is no longer amortized in 2003 and 2002 (see Note 1). The effect on net income and earnings per share, reported as if amortization expense had not been recognized, is as follows:

	2003	2002	2001
Net income:
Reported net income (loss)	$ 668,406	$ (163,704)	$ (353,090)
Add back: goodwill amortization	-	-	53,333
Adjusted net income (loss)	$ 668,406	$ (163,704)	$ (299,757)

Basic earnings per share:
Reported basic earnings per share	$ .42	$ (.10)	$ (.21)
Goodwill amortization	-	-	.03
Adjusted basic earnings per share	$ .42	$ (.10)	$ (.18)

Diluted earnings per share:
Reported diluted earnings per share	$ .41	$ (.10)	$ (.21)
Goodwill amortization	-	-	.03
Adjusted diluted earnings per share	$ .41	$ (.10)	$ (.18)

__________________________________________________________________________________

(Continued)

18.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 11 - PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2003	2002	2001

Basic earnings per share
Net income (loss)	$ 668,406	$ (163,704)	$ (353,090)
Weighted average shares outstanding	1,607,011	1,650,602	1,706,090

Basic earnings per share	$ .42	$ (.10)	$ (.21)

Diluted earnings per share
Net income (loss)	$ 668,406	$ (163,704)	$ (353,090)

Weighted average shares outstanding	1,607,011	1,650,602	1,706,090
Add dilutive effect of assumed exercising of stock options	13,818	-	-
Diluted average shares outstanding	1,620,829	1,650,602	1,706,090

Diluted earnings per share	$ .41	$ (.10)	$ (.21)

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

____________________________________________________________________________________

(Continued)

19.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 12 - SEGMENT INFORMATION (Continued)

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies (Note 1). The Company evaluates segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

Revenue from one CWS customer in 2003, 2002 and 2001 represented approximately 77%, 75% and 68% of CWS revenues. At December 31, 2003 and 2002, amounts due from this customer included in CWS accounts receivable was $4,529,753 and $3,302,676.

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals

2003
Recycling revenues	$ 27,972,458	$ -	$ -	$ -	$ 27,972,458
Equipment sales, services
and leasing revenues	-	-	2,465,213	-	2,465,213
Management fees	-	88,056,323	-	-	88,056,323
Cost of goods sold	(26,530,068)	(83,932,014)	(1,290,924)	-	(111,753,006)
Selling, general and
administrative expenses	(884,004)	(1,991,484)	(583,935)	(1,754,252)	(5,213,675)

Segment profit (loss)	$ 558,386	$ 2,132,825	$ 590,354	$ (1,754,252)	$ 1,527,313

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals

2003
Cash	$ 201,632	$ 211,669	$ 500	$ 248,971	$ 662,772
Accounts receivable	3,388,232	5,502,692	155,620	7,442	9,053,986
Inventories	1,440,653	-	91,485	-	1,532,138
Net property and
equipment	5,446,619	541,286	1,402,641	97,355	7,487,901
Goodwill	560,005	-	-	-	560,005
Other assets	156,784	31,190	348,963	154,472	691,409

Segment assets	$ 11,193,925	$ 6,286,837	$ 1,999,209	$ 508,240	$ 19,988,211

____________________________________________________________________________________

(Continued)

20.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 12 - SEGMENT INFORMATION (Continued)

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals

2002
Recycling revenues	$ 22,287,234	$ -	$ -	$ -	$ 22,287,234
Equipment sales, services
and leasing revenues	-	-	2,236,796	-	2,236,796
Management fees	-	76,755,209	-	-	76,755,209
Cost of goods sold	(20,818,742)	(73,265,395)	(1,155,809)	-	(95,239,946)
Selling, general and
administrative expenses	(1,243,526)	(2,055,444)	(600,043)	(2,050,388)	(5,949,401)

Segment profit (loss)	$ 224,966	$ 1,434,370	$ 480,944	$ (2,050,388)	$ 89,892

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals

2002
Cash	$ 355,867	$ 261,700	$ -	$ 1,012,461	$ 1,630,028
Accounts receivable	1,958,579	4,637,136	201,742	6,399	6,803,856
Inventories	1,783,050	-	100,112	-	1,883,162
Net property and
equipment	4,493,851	828,312	1,375,257	107,875	6,805,295
Non-compete
agreements, net	51,180	-	-	-	51,180
Goodwill	560,005	-	-	-	560,005
Other assets	488,041	332,722	11,551	346,939	1,179,253

Segment assets	$ 9,690,573	$ 6,059,870	$ 1,688,662	$ 1,473,674	$ 18,912,779

____________________________________________________________________________________

(Continued)

21.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 12 - SEGMENT INFORMATION (Continued)

	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Other	Segment Totals
2001
Recycling revenues	$ 18,631,563	$ -	$ -	$ -	$ 18,631,563
Equipment sales, services
and leasing revenues	-	-	2,374,889	-	2,374,889
Management fees	-	72,764,814	-	-	72,764,814
Cost of goods sold	(17,335,183)	(68,682,145)	(1,437,979)	-	(87,455,307)
Selling, general and
administrative expenses	(1,737,419)	(2,511,716)	(560,799)	(1,805,718)	(6,615,652)

Segment profit (loss)	$ (441,039)	$ 1,570,953	$ 376,111	$ (1,805,718)	$ (299,693)

NOTE 13 - Selected Quarterly Financial Data (Unaudited)

	1st	2nd	3rd	4th	Year
2003
Revenue	$25,841,082	$30,902,881	$ 30,636,542	$31,113,489	$118,493,994
Income (loss) before
other income (expense)	(240,492)	994,608	266,702	506,495	1,527,313
Net income (loss)	(182,623)	456,627	113,685	280,717	668,406
Basic earnings (loss) per share	(0.11)	0.28	0.07	0.18	0.42
Diluted earnings (loss) per share	(0.11)	0.28	0.07	0.17	0.41

	1st	2nd	3rd	4th	Year
2002
Revenue	$22,966,963	$26,473,001	$ 27,417,677	$24,421,598	$101,279,239
Income (loss) before
other income (expense)	165,912	329,239	111,385	(516,644)	89,892
Net income (loss)	54,915	232,673	43,149	(494,441)	(163,704)
Basic and diluted earnings (loss) per share	0.03	0.14	0.03	(0.30)	(0.10)

	1st	2nd	3rd	4th	Year
2001
Revenue	$23,250,896	$25,819,412	$22,904,912	$21,796,046	$93,771,266
Income (loss) before
other income (expense)	252,480	314,795	(250,663)	(616,305)	(299,693)
Net income (loss)	136,247	127,992	(177,098)	(440,231)	(353,090)
Basic and diluted earnings (loss) per share	0.08	0.08	(0.10)	(0.27)	(0.21)

____________________________________________________________________________________

(Continued)

22.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003, 2002 and 2001

____________________________________________________________________________________

NOTE 14 - PROPERTY TAX ASSESSMENT

Additional property tax assessments were incurred during year 2002 for years 1998 through 2000 of $149,916.

NOTE 15 - SUBSEQUENT EVENTS (Unaudited)

On February 26, 2004, the Company approved a two for one stock split to be distributed on March 30, 2004 to shareholders of record on March 16, 2004. The stock split will require retroactive restatement of all historical per share data in the first quarter ending March 31, 2004. Presented below are unaudited pro forma results for diluted earnings per share for the three years ended December 31, 2003, as well as the quarterly results for the last two fiscal years.

                                                                                         Fiscal Year Ended

	December 31,	December 31	December 31
	2003	2002	2001
Net Income	668,406	(163,704)	(353,090)
Diluted earnings per share:
As reported	.41	(.10)	(.21)
Pro forma (unaudited)	.21	(.05)	(.10)

Quarterly unaudited pro forma diluted earnings per share:

	Fiscal Year Ended		Fiscal Year Ended
	December 31, 2003		December 31, 2002
Quarter	As Reported	Pro Forma	As Reported	Pro Forma
First	(.11)	(.06)	.03	.02
Second	.28	.14	.14	.07
Third	.07	.04	.03	.01
Fourth	.17	.09	(.30)	(.15)

The stock split has no impact on the Company's balance sheet.

____________________________________________________________________________________

(Continued)

23.

SUPPLEMENTARY INFORMATION

VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2003, 2002 and 2001

__________________________________________________________________________________________

	Balance at	Charged to	Recoveries		Balance
	Beginning	Costs and	of Cost		at End
	of Year	Expenses	and Expenses	Deductions	of Year
Description

Allowance for doubtful
accounts 2003 (deducted
from accounts receivable)	$ 50,000	$ 15,509	$ -	$ (5,509)	$ 60,000

Allowance for doubtful
accounts 2002 (deducted
from accounts receivable)	$ 50,000	$ 1,415	$ 73,861	$ (75,276)	$ 50,000

Allowance for doubtful
accounts 2001 (deducted
from accounts receivable)	$ 100,000	$ 222,964	$ -	$ (272,964)	$ 50,000

25.