Form 10-Q
period 2004-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2004-05-05
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2004: 3,475,468.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	March 31, 2004 and December 31, 2003 (Unaudited)	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	March 31, 2004 and 2003 (Unaudited)	5

	Condensed Consolidated Statements of Shareholders' Equity
	March 31, 2004 and December 31, 2003 (Unaudited)	6

	Condensed Consolidated Statements of
	Cash Flows - Three Months Ended
	March 31, 2004 and 2003 (Unaudited)	7

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	8

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	11

Part II	Other Information	14

PART I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31, 2004	December 31, 2003
Current assets
Cash and cash equivalents	$ 500,734	$ 662,772
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2004 and $60,000 in 2003)	12,094,852	9,053,986
Net investment in sales-type leases	80,734	79,754
Inventories	2,948,404	1,532,138
Deferred income taxes	110,700	110,700
Other	136,626	185,768

Total current assets	15,872,050	11,625,118

Net property and equipment	7,075,267	7,487,901

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	187,683	208,238
Notes receivable	22,430	27,008
Other assets	104,132	79,941
	874,250	875,192

	$ 23,821,567	$19,988,211

See accompanying notes to consolidated financial statements

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2004	December 31, 2003
Current liabilities
Current maturities of long-term debt	882,353	845,383
Current maturities of capital lease obligation	161,435	159,073
Accounts payable	14,062,943	10,502,503
Income tax payable	274,652	27,280
Other current liabilities	390,436	364,008
Total current liabilities	15,771,819	11,898,247

Long-term liabilities
Long-term debt	2,084,660	2,917,525
Capital lease obligation	789,617	830,873
Deferred income taxes	324,400	324,400
	3,198,677	4,072,798

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,155,000 and 3,935,000 shares issued in 2004 and 2003, 3,475,468 and 3,205,800 shares outstanding in 2004 and 2003	20,775	19,675
Additional paid-in capital	2,282,806	1,950,221
Retained earnings	3,250,451	2,801,167
Treasury stock, 679,532 and 729,200 shares at average cost
in 2004 and 2003	(702,961)	(753,897)
	4,851,071	4,017,166
	$ 23,821,567	$ 19,988,211

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	2004	2003

Revenue	$ 34,764,205	$ 25,841,082

Cost of goods sold	32,540,837	24,701,260

Selling, general and administrative	1,420,068	1,380,314

Income (loss) before other expenses	803,300	(240,492)

Other expenses, net	(54,493)	(63,880)

Income (loss) before income taxes	748,807	(304,372)

Provision (benefit) for income taxes	299,523	(121,749)

Net income (loss)	$ 449,284	$ (182,623)

Basic earnings (loss) per share	$ 0.14	$ (0.05)

Diluted earnings (loss) per share	$ 0.13	$ (0.05)

Weighted shares outstanding:
Basic	3,304,494	3,229,600

Diluted	3,588,058	3,229,600

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2004
(UNAUDITED)

_________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2003	3,935,000	$19,675	$1,950,221	$2,801,167	729,200	$ (753,897)	$4,017,166

Exercise of common stock options	220,000	1,100	273,900	-	-	-	275,000

Treasury stock distribution to employees	-	-	58,685	-	49,668	50,936	109,621

Net income	-	-	-	449,284	-	-	449,284

Balance as of March 31, 2004	4,155,000	$20,775	$2,282,806	$3,250,451	679,532	$ (702,961)	$4,851,071

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(UNAUDITED)

	2004	2003
Cash flows from operating activities
Net income (loss)	$ 449,284	$ (182,623)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	383,838	446,569
Treasury stock distribution to employees	109,621	-
Deferred income tax	-	(121,188)
Loss on sale of property and equipment	8,361	15,602
Change in assets and liabilities
Receivables	(3,036,288)	(2,771,399)
Inventories	(1,413,191)	181,616
Other assets	24,951	(143,657)
Accounts payable	3,560,440	2,209,830
Other current liabilities	273,800	123,064
Net cash from operating activities	360,816	(242,186)

Cash flows from investing activities
Proceeds from equipment under sales-type leases	194,532	37,852
Proceeds from sale of property and equipment	1,000	10,100
Purchases of property and equipment	(158,596)	(162,741)
Net cash from investing activities	36,936	(114,789)

Cash flows from financing activities
Net borrowings on note payable to bank	-	250,000
Exercise of common stock options	275,000	-
Payments on capital lease obligation	(38,895)	(24,658)
Payments on long-term debt	(795,895)	(182,394)
Net cash from financing activities	(559,790)	42,948

Net decrease in cash	(162,038)	(314,027)

Cash at beginning of period	662,772	1,630,028

Cash at end of period	$ 500,734	$ 1,316,001

See accompanying notes to consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of March 31, 2004 and the results of its operations and changes in its cash flow for the periods ended March 31, 2004 and 2003. Results of operations for the period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2003 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission.

NOTE 2 -- ESTIMATES

In preparing the condensed consolidated financial statements in conformity with generally accepted accounting principles, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates.

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

The terms of the loan agreements with the Company's Bank place certain covenants on the Company, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. At March 31, 2004, the Company was in compliance with all covenants. There were no borrowings against this line of credit as of March 31, 2004 or December 31, 2003.

NOTE 4 -- STOCK SPLIT

On February 26, 2004, the Company approved a two for one stock split distributed on March 30, 2004 to shareholders of record on March 16, 2004. Earnings per share and all share data presented herein are retroactively adjusted to reflect this stock split.

NOTE 5 -- SEGMENT INFORMATION

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

NOTE 5 -- SEGMENT INFORMATION (Continued)

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

For the three months ended March 31, 2004	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Corporate	Segment Totals

Recycling revenues	$ 11,164,149	$ -	$ -	$ -	$11,164,149
Equipment sales, service
and leasing revenues	-	-	887,712	-	887,712
Management fees	-	22,712,344	-	-	22,712,344
Cost of goods sold	(10,127,315)	(21,946,651)	(466,871)	-	(32,540,837)
Selling, general and
administrative expenses	(184,132)	(495,755)	(135,218)	(604,963)	(1,420,068)

Segment profit (loss)	$ 852,702	$ 269,938	$ 285,623	$ (604,963)	$ 803,300

Segment assets	$12,726,463	$ 7,201,285	$ 1,853,526	$ 2,040,293	$23,821,567

For the three months ended March 31, 2003	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Corporate	Segment Totals

Recycling revenues	$ 6,417,769	$ -	$ -	$ -	$ 6,417,769
Equipment sales, service
and leasing revenues	-	-	550,446	-	550,446
Management fees	-	18,872,867	-	-	18,872,867
Cost of goods sold	(6,359,970)	(18,062,570)	(278,720)	-	(24,701,260)
Selling, general and
administrative expenses	(288,454)	(478,307)	(175,029)	(438,524)	(1,380,314)

Segment profit (loss)	$ (230,655)	$ 331,990	$ 96,697	$ (438,524)	$ (240,492)

Segment assets	$ 9,888,831	$ 7,576,768	$ 1,921,661	$ 1,787,638	$21,174,898

NOTE 6 -- INVENTORIES

Inventories consist of the following:

	March 31, 2004	December 31, 2003

Equipment and parts	$ 87,209	$ 91,485
Ferrous materials	2,195,719	1,098,771
Non-ferrous materials	665,476	341,882

Total inventories	$ 2,948,404	$ 1,532,138

NOTE 7 -- STOCK OPTION INFORMATION

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock options using the intrinsic value method under ABP No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for employee options.

No options were issued in 2004. Compensation cost for employee options based on the fair value method at the grant date consistent with SFAS No. 123 would have been $0 for the three months ended March 31, 2004. As of March 31, 2004 and 2003, all outstanding options were fully vested. Accordingly, there is no difference between reported and proforma net income, or the basic and diluted earnings per share and the proforma basic and diluted earnings per share for the periods ended March 31, 2004 and 2003.

NOTE 8 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2003	2002
Basic earnings per share
Net income (loss)	$ 449,284	$ (182,623)
Weighted average shares outstanding	3,304,494	3,229,600

Basic earnings (loss) per share	$ .14	$ (.05)

Diluted earnings per share
Net income (loss)	$ 449,284	$ (182,623)

Weighted average shares outstanding	3,304,494	3,229,600
Add dilutive effect of assumed exercising of stock options	283,564	-
Diluted average shares outstanding	3,588,058	3,229,600

Diluted earnings (loss) per share	$ .13	$ (.05)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the information set forth under Item 5, "Segment Information" and the condensed financial statements of the Registrant and the accompanying notes thereto included elsewhere in this report.

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

      Management continues to maintain and grow the recycling business within its existing structure and is not actively seeking any further acquisitions or mergers in this segment. It is the plan of management to maximize profits through the reduction of surplus inventory and fixed assets.

Liquidity and Capital Resources

As of March 31, 2004 the Registrant held cash and cash equivalents of $500,734.

        The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 65.3% and 73.0% of the Registrant's total revenues for the quarters ended March 31, 2004 and 2003, respectively.

        The Registrant currently maintains a $3.8 million senior revolving credit facility with a bank. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in June 2004. At March 31, 2004 there were no borrowings against this line of credit.

Results of Operations

        The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

Quarter ended March 31,
	2004	2003
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold ............................................................................	93.6%	95.6%
Selling, general and administrative expenses ........................................	4.1%	5.3%
Income (loss) before other expenses .................................................	2.3%	(0.9)%

Three months ended March 31, 2004 compared to three months ended March 31, 2003

        Total revenue increased $8,923,123 or 34.5% to $34,764,205 in 2004 compared to $25,841,082 in 2003. Recycling revenue increased $4,746,380 or 74.0% to $11,164,149 in 2004 compared to $6,417,769 in 2003. This is due to an increase of 15% in the volume of shipments as well as an increase of 60% in the average selling price of the commodities. Management services revenue increased $3,839,477 or 20.3% to $22,712,344 in 2004 compared to $18,872,867 in 2003. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base. Equipment, service and leasing revenue increased $337,266 or 61.3% to $887,712 in 2004 compared to $550,446 in 2003. This increase is due to an increase in equipment sales.

     Total cost of goods sold increased $7,839,577 or 31.7% to $32,540,837 in 2004 compared to $24,701,260 in 2003. Recycling cost of goods sold increased $3,767,345 or 59.2% to $10,127,315 in 2004 compared to $6,359,970 in 2003. This is due to higher commodity purchase prices in the recycling market. Management services cost of goods sold increased $3,884,081 or 21.5% to $21,946,651 in 2004 compared to $18,062,570 in 2003. This is due to increases in vendor service fees. Equipment, service and leasing cost of goods sold increased $188,151 or 67.5% to 466,871 in 2004 compared to $278,720 in 2003. This increase is due to an increase in equipment cost of goods sold.

        Selling, general and administrative expenses increased $39,754 or 2.9% to $1,420,068 in 2004 compared to $1,380,314 in 2003. As a percentage of revenue, selling, general and administrative expenses were 4.1% in 2004 compared to 5.3% in 2003. This decrease as related to a percentage of revenue is due to a reduction of payroll expenses, consulting expenses, insurance expenses and marketing expenses.

Financial condition at March 31, 2004 compared to December 31, 2003

        Accounts receivable trade increased $3,040,866 or 33.6% to $12,094,852 as of March 31, 2004 compared to $9,053,986 as of December 31, 2003. This is due to an increase in revenues per the customer locations while maintaining a consistent customer base in the Management Services segment as well as an increase in the volume of shipments and an increase in the selling prices in the Recycling segment.

        Accounts payable trade increased $3,560,440 or 33.9% to $14,062,943 as of March 31, 2004 compared to $10,502,503 as of December 31, 2003. Accounts payable trade increased due to an increase in expenses per the customer locations while maintaining a consistent customer base in the Management Services segment as well as an increase in the volume of commodity purchases and an increase in the purchase prices in the Recycling segment.

Working capital increased $373,360 to $100,231 as of March 31, 2004 compared to a deficit of $273,129 as of December 31, 2003.

Contractual Obligations

Long-term debt decreased $795,895 or 21.2% to $2,967,013 as of March 31, 2004 compared to $3,762,908 as of December 31, 2003. Ordinary principal payments of long-term debt for the first quarter were $245,895. Additionally, proceeds from the exercise of stock options and the sale of leasing equipment were used to pay down long-term debt by $550,000 during the first quarter.

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

        Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its internal controls and procedures as of March 31, 2004, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-15 (e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls as of March 31, 2004.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Changes in Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information

The Board of Directors of the Registrant accepted the resignation of Pat McGruder as Chief Operating Officer on April 16, 2004, effective April 12, 2004. The Registrant has not selected a successor and does not intend to do so in the near future.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

(b) Reports on Form 8-K.

	1.	Form 8-K was filed on February 9, 2004 related to Item 7. Financial Statements and Exhibits for press release for earnings results for period ended December 31, 2003.

	2.	Form 8-K was filed on March 4, 2004 related to Item 5. Other Events and Required FD Disclosure for press release for two-for-one stock split approved on February 25, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: May 5, 2004	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2004	/s/ Alan L. Schroering
Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.5	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended March 31, 2004.

31.6	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended March 31, 2004.

32.3	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended March 31, 2004