Form 10-Q
period 2004-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2004-08-06
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2004: 3,535,468.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	June 30, 2004 and December 31, 2003 (Unaudited)	3

	Condensed Consolidated Statements of
	Income - Three Months Ended
	June 30, 2004 and 2003 (Unaudited)	5

	Condensed Consolidated Statements of
	Income - Six Months Ended
	June 30, 2004 and 2003 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders' Equity
	June 30, 2004 and December 31, 2003 (Unaudited)	7

	Condensed Consolidated Statements of
	Cash Flows - Six Months Ended
	June 30, 2004 and 2003 (Unaudited)	8

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	13

Part II	Other Information	17

Part I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	June 30, 2004	December 31, 2003
Current assets
Cash and cash equivalents	$ 4,055,031	$ 662,772
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2004 and $60,000 in 2003)	8,815,631	9,053,986
Net investment in sales-type leases	81,725	79,754
Inventories	2,782,181	1,532,138
Deferred income taxes	504,400	110,700
Other current assets	115,116	185,768

Total current assets	16,354,084	11,625,118

Net property and equipment	6,915,736	7,487,901

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	166,877	208,238
Notes receivable	17,756	27,008
Other assets	153,942	79,941
	898,580	875,192

	$ 24,168,400	$ 19,988,211

_______________________________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2004	December 31, 2003
Current liabilities
Current maturities of long-term debt	899,373	845,383
Current maturities of capital lease obligation	562,743	159,073
Accounts payable	13,869,158	10,502,503
Income tax payable	57,216	27,280
Other current liabilities	755,015	364,008
Total current liabilities	16,143,505	11,898,247

Long-term liabilities
Long-term debt	1,749,918	2,917,525
Capital lease obligation	348,838	830,873
Deferred income taxes	472,934	324,400
	2,571,690	4,072,798

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,215,000 and 3,935,000 shares issued in 2004 and 2003, 3,535,468 and 3,205,800 shares outstanding in 2004 and 2003	21,075	19,675
Additional paid-in capital	2,393,647	1,950,221
Retained earnings	3,741,444	2,801,167
Treasury stock, 679,532 and 729,200 shares at average cost
in 2004 and 2003	(702,961)	(753,897)
	5,453,205	4,017,166
	$ 24,168,400	$ 19,988,211

_______________________________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

Revenue	$ 34,054,273	$ 30,860,180

Cost of goods sold	32,062,199	28,611,559

Selling, general and administrative expenses	1,378,990	1,254,013

Income before other expenses	613,084	994,608

Other expenses, net	(38,194)	(233,563)

Income before income taxes	574,890	761,045

Provision for income taxes	83,897	304,418

Net income	$ 490,993	$ 456,627

Basic earnings per share	$ 0.14	$ 0.14

Diluted earnings per share	$ 0.14	$ 0.14

Weighted average shares outstanding:
Basic	3,498,545	3,220,952

Diluted	3,571,194	3,220,952

_______________________________________

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

Revenue	$ 68,818,478	$ 56,701,262

Cost of goods sold	64,603,036	53,312,819

Selling, general and administrative expenses	2,799,058	2,634,327

Income before other expenses	1,416,384	754,116

Other expenses, net	(92,687)	(297,443)

Income before income taxes	1,323,697	456,673

Provision for income taxes	383,420	182,669

Net income	$ 940,277	$ 274,004

Basic earnings per share	$ 0.28	$ 0.09

Diluted earnings per share	$ 0.26	$ 0.09

Weighted average shares outstanding:
Basic	3,401,519	3,225,252

Diluted	3,588,186	3,225,252

_______________________________________

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY SIX MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

_________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2003	3,935,000	$19,675	$1,950,221	$2,801,167	(729,200)	$ (753,897)	$4,017,166

Exercise of common stock options	280,000	1,400	384,741	-	-	-	386,141

Treasury stock distribution to employees	-	-	58,685	-	49,668	50,936	109,621

Net income	-	-	-	940,277	-	-	940,277

Balance as of June 30, 2004	4,215,000	$21,075	$2,393,647	$3,741,444	(679,532)	$ (702,961)	$5,453,205

_______________________________________

See accompanying notes to consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

	2004	2003
Cash flows from operating activities
Net income	$ 940,277	$ 274,004
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	752,652	905,454
Treasury stock distribution to employees	109,621	-
Deferred income tax	(245,166)	3,300
Loss on sale of property and equipment	11,931	12,743
Change in assets and liabilities
Receivables	247,607	(2,473,777)
Inventories	(1,250,043)	325,324
Other assets	(3,349)	(195,022)
Accounts payable	3,366,655	2,315,256
Other current liabilities	420,947	199,952
Net cash from operating activities	4,351,132	1,367,234

Cash flows from investing activities
Proceeds from equipment under sales-type leases	214,348	11,103
Purchases of equipment under sales-type leases	-	75,196
Proceeds from sale of property and equipment	1,000	13,600
Purchases of property and equipment	(368,380)	(2,069,226)
Net cash from investing activities	(153,032)	(1,969,327)
Cash flows from financing activities
Net payments on note payable to bank	-	(1,750,000)
Purchase of common stock	-	(14,910)
Proceeds from exercise of common stock options, net
of stock issuance costs	386,141	-
Payments on capital lease obligations	(78,365)	(53,762)
Proceeds on long-term debt	-	1,500,000
Payments on long-term debt	(1,113,617)	(362,773)
Net cash from financing activities	(805,841)	(681,445)

Net increase (decrease) in cash	3,392,259	(1,283,538)

Cash at beginning of period	662,772	1,630,028

Cash at end of period	$ 4,055,031	$ 346,490

_______________________________________

See accompanying notes to consolidated financial statements.

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with standards of the Public Company Accounting Oversight Board (United States) for interim financial reporting. They do not include all information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of June 30, 2004 and the results of its operations and changes in its cash flow for the periods ended June 30, 2004 and 2003. Results of operations for the period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2003 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission.

NOTE 2 -- ESTIMATES

In preparing the condensed consolidated financial statements in conformity with standards of the Public Company Accounting Oversight Board (United States), management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates.

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

The terms of the loan agreements with the Company's Bank place certain covenants on the Company, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. At June 30, 2004, the Company was in compliance with all covenants. There were no borrowings against this line of credit as of June 30, 2004 or December 31, 2003.

NOTE 4 -- ACCOUNTS PAYABLE

The Company has implemented a purchasing card with a credit limit of six million dollars in the second quarter of 2004. The balance due on the purchasing card is included as part of Accounts Payable. The outstanding balance on the purchasing card at June 30, 2004 was $0. The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase. The card requires monthly minimum payments on any balance outstanding at month end. The Company receives rebates on an annual basis for all purchases made with the card.

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

For the SIX months ended JUNE 30, 2004	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Corporate	Segment Totals

Recycling revenues	$ 21,279,893	$ -	$ -	$ -	$21,279,893
Equipment sales, service
and leasing revenues	-	-	1,537,277	-	1,537,277
Management fees	-	46,001,308	-	-	46,001,308
Cost of goods sold	(19,590,450)	(44,143,023)	(869,563)	-	(64,603,036)
Selling, general and
administrative expenses	(399,939)	(957,739)	(267,143)	(1,174,237)	(2,799,058)

Segment profit (loss)	$ 1,289,504	$ 900,546	$ 400,571	$(1,174,237)	$ 1,416,384
Segment assets	$11,012,323	$ 8,446,021	$ 1,669,410	$3,040,646	$24,168,400

For the SIX months ended JUNE 30, 2003	ISA Recycling	Computerized Waste Systems	Waste Equipment Sales & Services	Corporate	Segment Totals

Recycling revenues	$ 13,129,519	$ -	$ -	$ -	$ 13,129,519
Equipment sales, service
and leasing revenues	-	-	1,122,108	-	1,122,108
Management fees	-	42,449,635	-	-	42,449,635
Cost of goods sold	(12,896,262)	(39,848,775)	(567,782)	-	(53,312,819)
Selling, general and
administrative expenses	(516,761)	(970,559)	(314,746)	(832,261)	(2,634,327)

Segment profit (loss)	$ (283,504)	$ 1,630,301	$ 239,580	$ (832,261)	$ 754,116

Segment assets	$ 9,709,705	$ 6,403,538	$ 2,148,201	$ 3,113,001	$21,374,445

NOTE 6 -- INVENTORIES

Inventories consist of the following:

	June 30, 2004	December 31, 2003

Equipment and parts	$ 82,544	$ 91,485
Ferrous materials	2,126,885	1,098,771
Non-ferrous materials	572,752	341,882

Total inventories	$ 2,782,181	$ 1,532,138

NOTE 7 -- Stock Option Information

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock options using the intrinsic value method under ABP No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for employee options.

No options were issued in 2004. Compensation cost for employee options based on the fair value method at the grant date consistent with SFAS No. 123 would have been $0 for the six months ended June 30, 2004. As of June 30, 2004 and 2003, all outstanding options were fully vested. Accordingly, there is no difference between reported and proforma net income, or the basic and diluted earnings per share and the proforma basic and diluted earnings per share for the periods ended June 30, 2004 and 2003.

NOTE 8 -- EMPLOYEE STOCK BONUS

The Company granted certain employees a stock bonus on January 5, 2004. The total number of shares issued as a bonus was 49,668 with a value of $109,621 which was expensed in the first quarter of 2004. The shares have a one-year holding period requirement. The Company has no formal plan to grant additional Stock Bonuses.

NOTE 9 -- EFFECTIVE TAX RATE

The effective tax rate for the six months ended June 30, 2004 and 2003 was 29% and 40%, respectively. The drop in the effective tax rate for six months ended June 30, 2004 related to a permanent tax deduction of approximately $320,000.

NOTE 10 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Six months ended June 30, 2004 compared to six months ended June 30, 2003:

	2004	2003
Basic earnings per share
Net income	$ 940,277	$ 274,004
Weighted average shares outstanding	3,401,519	3,225,252

Basic earnings per share	$ .28	$ .09

Diluted earnings per share
Net income	$ 940,277	$ 274,004

Weighted average shares outstanding	3,401,519	3,225,252
Add dilutive effect of assumed exercising of stock options	186,667	-
Diluted average shares outstanding	3,588,186	3,225,252

Diluted earnings per share	$ .26	$ .09

Three months ended June 30, 2004 compared to three months ended June 30, 2003:

	2004	2003
Basic earnings per share
Net income	$ 490,993	$ 456,627
Weighted average shares outstanding	3,498,545	3,220,952

Basic earnings per share	$ .14	$ .14

Diluted earnings per share
Net income	$ 490,993	$ 456,627

Weighted average shares outstanding	3,498,545	3,220,952
Add dilutive effect of assumed exercising of stock options	72,649	-
Diluted average shares outstanding	3,571,194	3,220,952

Diluted earnings per share	$ .14	$ .14

NOTE 11 -- SUBSEQUENT EVENTS

The Board of Directors, at its August 4, 2004 meeting, declared a first time cash dividend payment of ten cents per share, for shareholders of record as of September 7, 2004 with a payment date of September 21, 2004.

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

General

      The Registrant continued to pursue a growth strategy in the waste management services arena servicing customer locations throughout the United States, Canada, Mexico, and Puerto Rico. This strategy will allow for diversity of business opportunities so that the Registrant is not as dependent upon the operating results of the recycling division. This diversity has helped to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets. Much of management's focus and attention now and in the future is directed towards the growth of the management services business segment through expansion in the existing markets and through an acquisition strategy. The Registrant is also focused on technology enhancements that can be provided to the new and existing customer base to further solidify customer relationships. Additionally, the Registrant is exploring strategic alliances and relationships that will enable it to effectively execute its growth and acquisition strategy.

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

Liquidity and Capital Resources

As of June 30, 2004 the Registrant held cash and cash equivalents of $4,055,031.

        The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 66.8% and 74.9% of the Registrant's total revenues for the six months ended June 30, 2004 and 2003, respectively.

        The Registrant currently maintains a $3.8 million senior revolving credit facility with a bank. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in September 2004. At June 30, 2004 there were no borrowings against this line of credit.

Results of Operations

        The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

Six months ended June 30,
	2004	2003
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	93.9%	94.0%
Selling, general and administrative expenses ......................................	4.1%	4.7%
Income before other expenses.........................................................	2.0%	1.3%

Six months ended June 30, 2004 compared to six months ended June 30, 2003

        Total revenue increased $12,117,216 or 21.4% to $68,818,478 in 2004 compared to $56,701,262 in 2003. Recycling revenue increased $8,150,374 or 62.1% to $21,279,893 in 2004 compared to $13,129,519 in 2003. This is due to an increase of approximately 14% in the volume of shipments as well as an increase of approximately 61% in the average selling price of the commodities. Management services revenue increased $3,551,673 or 8.4% to $46,001,308 in 2004 compared to $42,449,635 in 2003. This is due to an increase in revenues per the customer locations while maintaining a customer base that is substantially the same from 2003 to 2004. Equipment sales, service and leasing revenue increased $415,169 or 37.0% to $1,537,277 in 2004 compared to $1,122,108 in 2003. This increase is primarily due to an increase in equipment sales.

     Total cost of goods sold increased $11,290,217 or 21.2% to $64,603,036 in 2004 compared to $53,312,819 in 2003. Recycling cost of goods sold increased $6,694,188 or 51.9% to $19,590,450 in 2004 compared to $12,896,262 in 2003. This is due to higher commodity purchase prices in the recycling market. Management services cost of goods sold increased $4,294,248 or 10.8% to $44,143,023 in 2004 compared to $39,848,775 in 2003. This is due to increases in vendor service fees. Equipment, service and leasing cost of goods sold increased $301,781 or 53.2% to $869,563 in 2004 compared to $567,782 in 2003. This increase is primarily due to an increase in equipment cost of goods sold.

     Selling, general and administrative expenses increased $164,731 or 6.3% to $2,799,058 in 2004 compared to $2,634,327 in 2003. This is primarily due to increases in consulting, maintenance, and legal expenses. As a percentage of revenue, selling, general and administrative expenses were 4.1% in 2004 compared to 4.7% in 2003.

     Other expense decreased $204,756 to other expense of $92,687 in 2004 compared to other expense of $297,443 in 2003. This decrease was primarily due to a payment of $156,000 for terminating a property lease agreement in the recycling division in 2003.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

     Total revenue increased $3,194,093 or 10.4% to $34,054,273 in 2004 compared to $30,860,180 in 2003. Recycling revenue increased $3,403,995 or 50.7% to $10,115,745 in 2004 compared to $6,711,750 in 2003. This is due to an increase of approximately 12% in the volume of shipments as well as an increase of approximately 63% in the average selling price of the commodities. Management services revenue decreased $287,805 or 1.2% to $23,288,963 in 2004 compared to $23,576,768 in 2003. This is due to a decrease in revenues per the customer locations while maintaining a customer base that is substantially the same from 2003 to 2004. Equipment sales, service and leasing revenue increased $77,903 or 13.6% to $649,565 in 2004 compared to $571,662 in 2003. This increase is due to an increase in equipment sales.

     Total cost of goods sold increased $3,450,640 or 12.1% to $32,062,199 in 2004 compared to $28,611,559 in 2003. Recycling cost of goods sold increased $2,926,844 or 44.8% to $9,463,136 in 2004 compared to $6,536,292 in 2002. This is due to higher commodity purchase prices in the recycling market. Management services cost of goods sold increased $410,167 or 1.9% to $22,196,372 in 2004 compared to $21,786,205 in 2003. This is due to increases in vendor service fees. Equipment, service and leasing cost of goods sold increased $113,629 or 39.3% to $402,691 in 2004 compared to $289,062 in 2003.

     Selling, general and administrative expenses increased $124,977 or 10.0% to $1,378,990 in 2004 compared to $1,254,013 in 2003. This is primarily due to increases in consulting, maintenance, and legal expenses. As a percentage of revenue, selling, general and administrative expenses were 4.0% in 2004 compared to 4.1% in 2003.

     Other expense decreased $195,369 to other expense of $38,194 in 2004 compared to other expense of $233,563 in 2003. This decrease was primarily due to a payment of $156,000 for terminating a property lease agreement in the recycling division in 2003.

Financial condition at June 30, 2004 compared to December 31, 2003

        Accounts receivable trade decreased $238,355 or 2.6% to $8,815,631 as of June 30, 2004 compared to $9,053,986 as of December 31, 2003. Average days outstanding in 2004 were 23.4 days versus 24.1 days in 2003. This decrease reflects management's focus on the collection of accounts receivable.

        Inventory increased $1,250,043 or 81.6% to $2,782,181 as of June 30, 2004 compared to $1,532,138 as of December 31, 2003. This increase is primarily due to the purchasing of ferrous material of approximately 8.4% more than shipments for the first six months of 2004.

      Accounts payable trade increased $3,366,655 or 32.1% to $13,869,158 as of June 30, 2004 compared to $10,502,503 as of December 31, 2003. Accounts payable trade increased due to an increase in expenses per the customer locations while maintaining a customer base that is substantially the same from 2003 to 2004 in the Management Services segment as well as an increase in the volume of commodity purchases and an increase in the purchase prices in the Recycling segment.

Working capital increased $483,708 to $210,579 as of June 30, 2004 compared to a deficit of $273,129 as of December 31, 2003.

Contractual Obligations

        Long-term debt, including the current maturities of long-term debt, decreased $1,113,617 or 29.6% to $2,649,291 as of June 30, 2004 compared to $3,762,908 as of December 31, 2003. Ordinary principal payments of long-term debt for the first six months of 2004 were $463,617. Additionally, proceeds from the exercise of stock options and the sale of leasing equipment were used to pay down long-term debt by $650,000 during the first six months of 2004.

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

        Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its internal controls and procedures as of June 30, 2004, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-15 (e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls as of June 30, 2004.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

On June 2, 2004, Andrew M. Lassak commenced an action entitled Andrew M. Lassak v. Industrial Services of America, Inc. in the Circuit Court of the Nineteenth Judicial Circuit, in and for Martin County, Florida (Case No. 04-423-CA). In the complaint, Mr. Lassak, a former outside consultant to the Registrant, alleges that the Registrant breached two stock option contracts granted to him by failing and refusing to release and register 390,000 (post-split) shares of the Registrant's common stock. The suit seeks specific performance of the contracts and an unspecified amount of damages allegedly caused by the Registrant not registering the underlying shares sooner. The Registrant believes that the claims of Mr. Lassak are without merit.

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	At the Annual Meeting of Shareholders held on May 18, 2004, the following proposals were adopted by the margins indicated:

(b)

PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Harry Kletter, Bob Cuzzort, Roman Epelbaum, David W. Lester, and James E. Vining. The five director positions were filled based upon the five receiving the most votes:

	For	Withheld	Broker Non- Votes And Abstentions

Harry Kletter	2,520,978	1,020	-
Bob Cuzzort	2,480,152	41,846	-
Roman Epelbaum	2,520,698	1,300	-
David W. Lester	2,520,998	1,000	-
James E. Vining	2,520,998	1,000	-

(c)	PROPOSAL 2: Ratification of Crowe Chizek & Company LLP as the Company's independent auditors.

For	Against	Broker Non-Votes And Abstentions

2,518,598	2,000	1,400

Item 5.	Other Information

The Board of Directors, at its August 4, 2004 meeting, declared a first time cash dividend payment of ten cents per share, for shareholders of record as of September 7, 2004 with a payment date of September 21, 2004.

The Board of Directors of the Registrant appointed Ed List as Chief Operating Officer on May 18, 2004.

The Board of Directors of the Registrant accepted the resignation of Pat McGruder as Chief Operating Officer on April 16, 2004, effective April 12, 2004.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits.

(b) Reports on Form 8-K.

1. Form 8-K was filed on April 8, 2004 related to Item 7. Financial Statements and Exhibits for press release for preliminary earnings results for the period ended March 31, 2004, and Item 12. Results of Operations and Financial Condition for the period ended March 31, 2004.

2. Form 8-K was filed on May 7, 2004 related to Item 7. Financial Statements and Exhibits for press release for earnings results for the period ended March 31, 2004, and Item 12. Results of Operations and Financial Condition for the period ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: August 6, 2004	/s/ Harry Kletter
Chairman and Chief Executive Officer

DATE: August 6, 2004	/s/ Alan L. Schroering Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended June 30, 2004.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended June 30, 2004.

32.1

Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended June 30, 2004.