Form 10-Q
period 2004-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2004-11-08
CIK 4187

FORM 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2004
OR
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

As of November 5, 2004, 3,535,468 shares of common stock were issued and outstanding.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	September 30, 2004 and December 31, 2003 (Unaudited)	3

	Condensed Consolidated Statements of
	Income - Three Months Ended
	September 30, 2004 and 2003 (Unaudited)	5

	Condensed Consolidated Statements of
	Income - Nine Months Ended
	September 30, 2004 and 2003 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders' Equity
	Nine Months Ended September 30, 2004 (Unaudited)	7

	Condensed Consolidated Statements of
	Cash Flows - Nine Months Ended
	September 30, 2004 and 2003 (Unaudited)	8

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	14

	Quantitative and Qualitative Disclosures
	About Market Risk	19

	Controls and Procedures	19

Part II	Other Information	20

Part I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	September 30, 2004	December 31, 2003
Current assets
Cash and cash equivalents	$ 3,401,287	$ 662,772
Accounts receivable - trade (after allowance for doubtful accounts of $75,000 in 2004 and $60,000 in 2003)	12,289,988	9,053,986
Income tax refund receivable	1,261	-
Net investment in sales-type leases	82,728	79,754
Inventories	1,601,330	1,532,138
Deferred income taxes	120,445	110,700
Other current assets	135,876	185,768

Total current assets	17,632,915	11,625,118

Net property and equipment	7,546,269	7,487,901

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	145,814	208,238
Notes receivable	34,742	27,008
Other assets	180,990	79,941
	921,551	875,192

	$ 26,100,735	$ 19,988,211

_____________________________

See accompanying notes to condensed consolidated financial statements

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2004	December 31, 2003
Current liabilities
Current maturities of long-term debt	$ 909,578	$ 845,383
Current maturities of capital lease obligation	560,898	159,073
Accounts payable	15,687,466	10,502,503
Income tax payable	-	27,280
Other current liabilities	1,134,965	364,008
Total current liabilities	18,292,907	11,898,247

Long-term liabilities
Long-term debt, less current maturities	1,519,015	2,917,525
Capital lease obligation, less current maturities	310,627	830,873
Deferred income taxes	448,944	324,400
	2,278,586	4,072,798

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,215,000 and 3,935,000 shares issued in 2004 and 2003, 3,535,468 and 3,205,800 shares outstanding in 2004 and 2003	21,075	19,675
Additional paid-in capital	2,393,647	1,950,221
Retained earnings	3,817,481	2,801,167
Treasury stock, 679,532 and 729,200 shares at average cost
in 2004 and 2003	(702,961)	(753,897)
	5,529,242	4,017,166
	$ 26,100,735	$ 19,988,211

_______________________________

See accompanying notes to condensed consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

Revenue	$ 38,223,906	$ 30,679,242

Cost of goods sold	36,069,409	28,800,297

Selling, general and administrative expenses	1,356,421	1,612,243

Income before other expenses	798,076	266,702

Other expenses, net	(21,710)	(77,227)

Income before income taxes	776,366	189,475

Provision for income taxes	346,782	75,790

Net income	$ 429,584	$ 113,685

Basic earnings per share	$ 0.12	$ 0.04

Diluted earnings per share	$ 0.12	$ 0.03

Weighted average shares outstanding:
Basic	3,535,468	3,204,130

Diluted	3,604,473	3,294,242

______________________________

See accompanying notes to condensed consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

Revenue	$107,042,384	$ 87,380,504

Cost of goods sold	100,672,445	82,113,116

Selling, general and administrative expenses	4,155,479	4,246,570

Income before other expenses	2,214,460	1,020,818

Other expenses, net	(114,397)	(374,670)

Income before income taxes	2,100,063	646,148

Provision for income taxes	730,202	258,459

Net income	$ 1,369,861	$ 387,689

Basic earnings per share	$ 0.40	$ 0.12

Diluted earnings per share	$ 0.38	$ 0.12

Weighted average shares outstanding:
Basic	3,446,495	3,218,186

Diluted	3,593,655	3,221,088

____________________________

See accompanying notes to condensed consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2004
(UNAUDITED)

_________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2003	3,935,000	$19,675	$1,950,221	$2,801,167	(729,200)	$ (753,897)	$4,017,166

Exercise of common stock options	280,000	1,400	384,741	-	-	-	386,141

Treasury stock distribution to employees	-	-	58,685	-	49,668	50,936	109,621

Cash dividend	-	-	-	(353,547)	-	-	(353,547)

Net income	-	-	-	1,369,861	-	-	1,369,861

Balance as of September 30, 2004	4,215,000	$21,075	$2,393,647	$3,817,481	(679,532)	$ (702,961)	$5,529,242

_________________________________

See accompanying notes to condensed consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003
Cash flows from operating activities
Net income	$ 1,369,861	$ 387,689
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,127,605	1,332,214
Treasury stock distribution to employees	109,621	-
Deferred income tax	114,799	3,300
(Gain) loss on sale of property and equipment	11,931	(575)
Change in assets and liabilities
Receivables	(3,244,997)	(3,075,297)
Inventories	(69,192)	540,155
Other assets	(51,157)	257,907
Accounts payable	5,184,963	2,287,093
Other current liabilities	743,677	496,313
Net cash from operating activities	5,297,111	2,228,799

Cash flows from investing activities
Proceeds from equipment under sales-type leases	234,407	107,770
Proceeds from sale of property and equipment	1,000	599,600
Purchases of property and equipment	(1,373,861)	(2,457,248)
Net cash from investing activities	(1,138,454)	(1,749,878)

Cash flows from financing activities
Net payments on note payable to bank	-	(1,750,000)
Purchase of common stock	-	(24,710)
Proceeds from exercise of common stock options, net
of stock issuance costs	386,141	-
Payment of cash dividend	(353,547)	-
Payments on capital lease obligations	(118,421)	(91,527)
Proceeds on long-term debt	-	1,515,779
Payments on long-term debt	(1,334,315)	(1,184,089)
Net cash from financing activities	(1,420,142)	(1,534,547)

Net increase (decrease) in cash	2,738,515	(1,055,626)

Cash at beginning of period	662,772	1,630,028

Cash at end of period	$ 3,401,287	$ 574,402

Supplemental disclosure of cash flow information
Cash paid for interest	$ 44,965	$ 55,624
Cash paid for taxes	643,384	82,446

_____________________________________

See accompanying notes to condensed consolidated financial statements.

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly the Registrant's financial position as of September 30, 2004 and the results of its operations and changes in its cash flow for the periods ended September 30, 2004 and 2003. Results of operations for the period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2003 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003 on file with the Securities and Exchange Commission.

NOTE 2 -- ESTIMATES

In preparing the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates.

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

The terms of the loan agreements with the Company's Bank place certain covenants on the Company, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratios. At September 30, 2004, the Company was in compliance with all covenants. There were no borrowings against this line of credit as of September 30, 2004 or December 31, 2003.

NOTE 4 -- ACCOUNTS PAYABLE

The Company implemented the use of a purchasing card with a credit limit of six million dollars in the second quarter of 2004. The balance due on the purchasing card is included as part of Accounts Payable. The outstanding balance on the purchasing card at September 30, 2004 was $29,576 with a due date of October 16, 2004. The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; the intention of the Company is to pay off the full balance every month so as to not incur finance charges. The card requires monthly minimum payments on any balance outstanding at month end. The Company receives rebates on an annual basis for all purchases made with the card.

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

The Company's three segments are determined by the products and services that each offers. The recycling segment generates its revenues by selling recycling materials, including ferrous, non-ferrous and fiber materials; CWS's revenues consist of charges to customers for waste disposal services; and WESSCO equipment sales and lease income comprises the primary source of revenue for this segment.

The Company evaluates segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	CORPORATE	SEGMENT TOTALS

Recycling revenues	$ 33,357,143	$ -	$ -	$ -	$33,357,143
Equipment sales, service
and leasing revenues	-	-	2,298,882	-	2,298,882
Management fees	-	71,386,359	-	-	71,386,359
Cost of goods sold	(30,775,088)	(68,554,957)	(1,342,400)	-	(100,672,445)
Selling, general and
administrative expenses	(632,109)	(1,391,564)	(410,192)	(1,721,614)	(4,155,479)

Segment profit (loss)	$ 1,949,946	$ 1,439,838	$ 546,290	$(1,721,614)	$ 2,214,460
Segment assets	$ 11,182,489	$ 7,842,156	$ 2,392,070	$5,011,605	$26,428,320

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	CORPORATE	SEGMENT TOTALS

Recycling revenues	$ 20,115,769	$ -	$ -	$ -	$ 20,115,769
Equipment sales, service
and leasing revenues	-	-	1,740,494	-	1,740,494
Management fees	-	65,524,241	-	-	65,524,241
Cost of goods sold	(19,097,502)	(62,140,199)	(875,415)	-	(82,113,116)
Selling, general and
administrative expenses	(974,786)	(1,469,709)	(452,052)	(1,350,023)	(4,246,570)

Segment profit (loss)	$ 43,481	$ 1,914,333	$ 413,027	$(1,350,023)	$ 1,020,818

Segment assets	$ 8,955,683	$ 6,853,609	$ 1,978,861	$ 3,115,076	$20,903,229

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	CORPORATE	SEGMENT TOTALS

Recycling revenues	$ 12,077,250	$ -	$ -	$ -	$12,077,250
Equipment sales, service
And leasing revenues	-	-	761,605	-	761,605
Management fees	-	25,385,051	-	-	25,385,051
Cost of goods sold	(11,184,637)	(24,411,934)	(472,838)	-	(36,069,409)
Selling, general and
administrative expenses	(232,170)	(433,825)	(143,049)	(547,377)	(1,356,421)

Segment profit (loss)	$ 660,443	$ 539,292	$ 145,718	$(547,377)	$ 798,076

Segment assets	$ 11,182,489	$ 7,842,156	$ 2,392,070	$5,011,605	$26,428,320

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	CORPORATE	SEGMENT TOTALS

Recycling revenues	$ 6,986,250	$ -	$ -	$ -	$ 6,986,250
Equipment sales, service
and leasing revenues	-	-	618,386	-	618,386
Management fees	-	23,074,606	-	-	23,074,606
Cost of goods sold	(6,201,240)	(22,291,424)	(307,633)	-	(28,800,297)
Selling, general and
administrative expenses	(458,025)	(499,150)	(137,306)	(517,762)	(1,612,243)

Segment profit (loss)	$ 326,985	$ 284,032	$ 173,447	$ (517,762)	$ 266,702

Segment assets	$ 8,955,683	$ 6,853,609	$ 1,978,861	$ 3,115,076	$20,903,229

NOTE 6 -- INVENTORIES

Inventories consist of the following:

	September 30, 2004	December 31, 2003

Equipment and parts	$ 77,051	$ 91,485
Ferrous materials	1,194,341	1,098,771
Non-ferrous materials	329,938	341,882

Total inventories	$ 1,601,330	$ 1,532,138

NOTE 7 -- Stock Option Information

Pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to account for its employee stock options using the intrinsic value method under ABP No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized for employee options.

No options have been issued in 2004. Compensation cost for employee options based on the fair value method at the grant date consistent with SFAS No. 123 would have been $0 for the nine months ended September 30, 2004 and 2003. As of September 30, 2004 and 2003, all outstanding options were fully vested. Accordingly, there is no difference between reported and proforma net income, or the basic and diluted earnings per share and the proforma basic and diluted earnings per share for the periods ended September 30, 2004 and 2003.

NOTE 8 -- CASH DIVIDEND

The Board of Directors, at its August 4, 2004 meeting, declared a first time cash dividend payment of ten cents per share for shareholders of record as of September 7, 2004, which was paid on September 21, 2004. The payment totaled $353,547.

NOTE 9 -- EFFECTIVE TAX RATE

The effective tax rate for the nine months ended September 30, 2004 and 2003 was 34.8% and 40.0%, respectively. The drop in the effective tax rate for nine months ended September 30, 2004 related to a permanent tax deduction of approximately $320,000. This permanent tax deduction is for the exercise in May 2004 of stock options to purchase 40,000 shares of stock.

NOTE 10 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003:

	2004	2003
Basic earnings per share
Net income	$ 1,369,861	$ 387,689
Weighted average shares outstanding	3,446,495	3,218,186

Basic earnings per share	$ .40	$ .12

Diluted earnings per share
Net income	$ 1,369,861	$ 387,689

Weighted average shares outstanding	3,446,495	3,218,186
Add dilutive effect of assumed exercising of stock options	147,160	2,902
Diluted average shares outstanding	3,593,655	3,221,088

Diluted earnings per share	$ .38	$ .12

Three months ended September 30, 2004 compared to three months ended September 30, 2003:

	2004	2003
Basic earnings per share
Net income	$ 429,584	$ 113,685
Weighted average shares outstanding	3,535,468	3,204,130

Basic earnings per share	$ .12	$ .04

Diluted earnings per share
Net income	$ 429,584	$ 113,685

Weighted average shares outstanding	3,535,468	3,204,130
Add dilutive effect of assumed exercising of stock options	69,005	90,112
Diluted average shares outstanding	3,604,473	3,294,242

Diluted earnings per share	$ .12	$ .03

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the information set forth under Note 5, "Segment Information" and the condensed consolidated financial statements of the Registrant and the accompanying notes thereto included elsewhere in this report.

The following discussion and analysis contains certain financial predictions, forecasts and projections, which constitute "forward-looking statements" within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that such financial predictions, forecasts and projections will be achieved. Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to the major customers of the Registrant, including loss of their accounts.

General

      The Registrant continued to pursue a growth strategy in the waste management services arena servicing over 5,000 customer locations throughout the United States, Canada, Mexico, and Puerto Rico and building a base of approximately 2,300 vendors. This strategy will allow for diversity of business opportunities so that the Registrant is not as dependent upon the operating results of the recycling division. This diversity has helped to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets. Much of management's focus and attention now and in the future is directed towards the growth of the management services business segment through expansion in the existing markets and through an acquisition strategy. The Registrant is also focused on technology enhancements that can be provided to the new and existing customer base to further solidify customer relationships. Additionally, the Registrant is exploring strategic alliances and relationships that will enable it to effectively execute its growth and acquisition strategy.

      It is management's plan to expand the management services segment in the fourth quarter 2004 due to the expansion of its sales force. At the same time, the Registrant will be seeking more operational cost control and to increase efficiency in the information technology area.

      The Registrant derives a significant portion of its revenues from one primary customer (Home Depot) accounting for approximately 50.8% and 57.4% of 2004 and 2003 total revenues. The loss of all or a substantial portion of the business from this primary customer could have a material adverse effect on the Registrant.

      The Registrant has signed a letter of intent with T. T. Repairs, LLC to form a new joint venture in the form of a limited liability company which will specialize in the salvage and recycling of aircraft parts, and total aircraft reclamation. The joint venture currently intends to be located on the property of the Registrant in Louisville, Kentucky. However, the parties have not negotiated terms to this arrangement.

Liquidity and Capital Resources

        As of September 30, 2004 the Registrant held cash and cash equivalents of $3,401,287. Cash and cash equivalents increased $2,738,515 to $3,401,287 as of September 30, 2004 compared to $662,772 as of December 31, 2003. This increase is primarily due to the collection of accounts receivable at the end of the quarter in the management services segment for funds that will be distributed to vendors after September 30, 2004. Net cash from operating activities increased $3,068,312 to $5,297,111 as of September 30, 2004 compared to $2,228,799 as of September 30, 2003. Accounts payable increased $2,897,093 from $2,287,093 for the nine months ended September 30, 2003, to $5,184,963 for the nine months ended September 30, 2004, due to the collection of accounts receivable at the end of the quarter in the management services segment for funds that the Registrant will distribute to vendors after September 30, 2004. Net income increased $982,172 to $1,369,861 in 2004 compared to $387,689 in 2003. Net cash from investing activities increased $611,424 for the nine months ended September 30, 2004, compared to the same period in 2003, due to a decrease in purchases of property and equipment for the nine months ended September 30, 2004. Net cash from financing activities remained constant.

        The Registrant derives its revenues from several sources, including management services, equipment sales and leasing and from its recycling operations. Management services comprised approximately 66.7% and 75.0% of the Registrant's total revenues for the nine months ended September 30, 2004 and 2003, respectively.

        The Registrant currently maintains a $3.8 million senior revolving credit facility with a bank. Outstanding principal under this credit facility bears interest at the Bank's prime rate and the line matures in January 2005. There are no restrictions that limit the borrowing from this senior revolving credit facility. As of September 30, 2004 there were no borrowings against this line of credit. The Registrant implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. The balance due on the purchasing card is included as part of accounts payable. The outstanding balance on the purchasing card at September 30, 2004 was $29,576 with a due date of October 16, 2004. The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; the intention of the Registrant is to pay off the full balance every month so as to not incur finance charges. The card requires monthly minimum payments on any balance outstanding at month end. The Registrant receives rebates on an annual basis for all purchases made with the card.

Results of Operations

        The following table presents, for the periods indicated, the percentage relationship which certain captioned items in the Registrant's Statements of Operations bear to total revenues and other pertinent data:

Nine months ended September 30,
	2004	2003
Statements of Operations Data:
Total Revenue .................................................................................	100.0%	100.0%
Cost of goods sold...........................................................................	94.0%	94.0%
Selling, general and administrative expenses .................................	3.9%	4.8%
Income before other expenses.........................................................	2.1%	1.2%

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

        Total revenue increased $19,661,880 or 22.5% to $107,042,384 in 2004 compared to $87,380,504 in 2003. Recycling revenue increased $13,241,374 or 65.8% to $33,357,143 in 2004 compared to $20,115,769 in 2003. This change is due to an increase in the volume of shipments based on gross tonnage of 12,686 or 18% to 84,996 in 2004 compared to 72,310 in 2003, as well as an increase in the average selling price per gross ton of the commodities of $157, or 59% to $426 in 2004 compared to $269 in 2003 due to worldwide demand for recycled scrap material. Management services revenue increased $5,862,118 or 8.9% to $71,386,359 in 2004 compared to $65,524,241 in 2003. This change is due to an increase in revenues per the customer locations while maintaining a customer base that is substantially the same from 2003 to 2004. Equipment sales, service and leasing revenue increased $558,388 or 32.1% to $2,298,882 in 2004 compared to $1,740,494 in 2003. This increase is primarily due to the growth in equipment sales attributable to a larger sales staff.

     Total cost of goods sold increased $18,559,329 or 22.6% to $100,672,445 in 2004 compared to $82,113,116 in 2003. Recycling cost of goods sold increased $11,677,586 or 61.1% to $30,775,088 in 2004 compared to $19,097,502 in 2003. This increase is due to higher commodity purchase prices in the recycling market. Management services cost of goods sold increased $6,414,758 or 10.3% to $68,554,957 in 2004 compared to $62,140,199 in 2003, due to increases in vendor service fees. Equipment, service and leasing cost of goods sold increased $466,985 or 53.3% to $1,342,400 in 2004 compared to $875,415 in 2003. This increase is primarily due to the growth in equipment cost of goods sold attributable to the expansion of the sales staff.

     Selling, general and administrative expenses decreased $91,091 or 2.1% to $4,155,479 in 2004 compared to $4,246,570 in 2003. The primary drivers of the decrease were depreciation and amortization expense ($117,000), and building rent ($73,000), partially offset by an increase in consulting expense of $124,000. The decrease in depreciation is due to CWS software which became fully depreciated as of December 31, 2003. The Registrant is still using the software however. Amortization is due to the expiration on June 30, 2003, of non-competes in the recycling segment. Building rent decreased due to the relocation of Indiana recycling facilities. The increase in consulting expense was due to the utilization of sales and marketing consultants.

As a percentage of revenue, selling, general and administrative expenses were 3.9% in 2004 compared to 4.8% in 2003.

     Other expense decreased $260,273 to other expense of $114,397 in 2004 compared to other expense of $374,670 in 2003. This decrease was primarily due to a total payment of $184,000 for terminating a property lease agreement in the recycling division in 2003, and a $77,000 write-off of recycling software in 2003.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

     Total revenue increased $7,544,664 or 24.6% to $38,223,906 in 2004 compared to $30,679,242 in 2003. Recycling revenue increased $5,091,000 or 72.9% to $12,077,250 in 2004 compared to $6,986,250 in 2003. This change is due to an increase in the volume of shipments based on gross tonnage of 4,016 or 16% to 28,511 for the three months ended September 30, 2004, compared to 24,495 for the same period in 2003, as well as an increase in the average selling price of the commodities of $154 per gross ton or 55% to $435 in 2004 compared to $281 in 2003 due to worldwide demand for recycled scrap material. Management services revenue increased $2,310,445 or 10.0% to $25,385,051 in 2004 compared to $23,074,606 in 2003. This change is due to an increase in revenues per the customer locations while maintaining a customer base that is substantially the same from 2003 to 2004. Equipment sales, service and leasing revenue increased $143,219 or 23.2% to $761,605 in 2004 compared to $618,386 in 2003. This increase is due to the growth in equipment sales attributable to the expansion of the sales staff.

     Total cost of goods sold increased $7,269,112 or 25.2% to $36,069,409 in 2004 compared to $28,800,297 in 2003. Recycling cost of goods sold increased $4,983,397 or 80.4% to $11,184,637 in 2004 compared to $6,201,240 in 2003, due to higher commodity purchase prices in the recycling market. Management services cost of goods sold increased $2,120,510 or 9.5% to $24,411,934 in 2004 compared to $22,291,424 in 2003, due to increases in vendor service fees. Equipment, service and leasing cost of goods sold increased $165,205 or 53.7% to $472,838 in 2004 compared to $307,633 in 2003. This increase is primarily due to the growth in equipment cost of goods sold because of the expansion of the sales staff.

     Selling, general and administrative expenses decreased $255,822 or 15.9% to $1,356,421 in 2004 compared to $1,612,243 in 2003, primarily due to decreases in labor ($180,000) and maintenance expense ($67,000). Labor decreased due to the reduction of upper level management through attrition. Maintenance continues to decrease due to an aggressive preventive maintenance program. As a percentage of revenue, selling, general and administrative expenses were 3.5% in 2004 compared to 4.5% in 2003.

Other expense decreased $55,517 to other expense of $21,710 in 2004 compared to other expense of $77,227 in 2003. This decrease was primarily due to a $77,000 write-off of recycling software in 2003.

Financial condition at September 30, 2004 compared to December 31, 2003

        As of September 30, 2004 the Registrant held cash and cash equivalents of $3,401,287. Cash and cash equivalents increased $2,738,515 to $3,401,287 as of September 30, 2004 compared to $662,772 as of December 31, 2003. This increase is primarily due to the collection of accounts receivable at the end of the quarter in the management services segment for funds that will be distributed to vendors after September 30, 2004. Net cash from operating activities increased $3,068,312 to $5,297,111 as of September 30, 2004 compared to $2,228,799 as of September 30, 2003. Accounts payable increased $2,897,093 from $2,287,093 for the nine months ended September 30, 2003, to $5,184,963 for the nine months ended September 30, 2004, due to the collection of accounts receivable at the end of the quarter in the management services segment for funds that the Registrant will distribute to vendors after September 30, 2004. Net income increased $982,172 to $1,369,861 in 2004 compared to $387,689 in 2003. Net cash from investing activities increased $611,424 for the nine months ended September 30, 2004, compared to the same period in 2003, due to a decrease in purchases of property and equipment for the nine months ended September 30, 2004. Net cash from financing activities remained constant.

      Accounts receivable trade increased $3,236,002 or 35.7% to $12,289,988 as of September 30, 2004 compared to $9,053,986 as of December 31, 2003. This change is due to an increase in revenues per the customer locations while maintaining a consistent customer base in the Management Services segment as well as an increase in the volume of shipments and sale prices in the Recycling segment.

      Recycling accounts receivable increased $1,467,866 or 43.2% to $4,863,540 as of September 30, 2004 compared to $3,395,674 as of December 31, 2003. This change is due to an increase in the volume of shipments and sale prices in the Recycling segment. On average per month, volume of ferrous shipments in gross tons increased 871 or 11.6% to 8,378 as of September 30, 2004 compared to 7,507 as of December 31, 2003. On average per month, sales prices increased $113 per gross ton or 83.7% to $248 as of September 30, 2004 compared to $135 as of December 31, 2003. On average per month, volume of nonferrous shipments in pounds increased 301,991 or 14.2% to 2,433,968 as of September 30, 2004 compared to 2,131,977 as of December 31, 2003. On average per month, sales prices increased $0.153 or 28.9% to $0.682 per pound as of September 30, 2004 compared to $0.529 as of December 31, 2003.

      CWS accounts receivable increased $1,602,617 or 29.1% to $7,105,309 as of September 30, 2004 compared to $5,502,692 as of December 31, 2003. This change is due to an increase in revenues per the customer locations while maintaining a consistent customer base in the Management Services segment.

      WESSCO accounts receivable increased $165,519 or 106.4% to $321,139 as of September 30, 2004 compared to $155,620 as of December 31, 2003. This change is due to an increase in equipment sales which is the result of expansion of the sales staff.

      Inventories consist principally of waste equipment machinery and parts and scrap materials held for resale and are stated at the lower of cost or market. Inventory increased $69,192 or 4.5% to $1,601,330 as of September 30, 2004 compared to $1,532,138 as of December 31, 2003. Inventories as of September 30, 2004 and December 31, 2003 consist of the following:

	September 30, 2004	December 31, 2003

Ferrous	$ 1,194,341	$ 1,098,771
Non-Ferrous	329,938	341,882
Other	77,051	91,485

Total inventories	$ 1,601,330	$ 1,532,138

      In the third quarter ended September 30, 2004, the Registrant shipped 25,556 gross tons of ferrous material versus purchasing 20,968 gross tons of ferrous material for the same period. Due to the large decrease of 4,588 gross tons from the ferrous inventory, management decided to adjust inventory. For the third quarter ended September 30, 2004, the Registrant wrote down ferrous inventory by $407,000. During the nine months ended September 30, 2004, the Registrant wrote down non-ferrous inventory by $121,271. As of December 31, 2003, ferrous materials consisted of 9,786 tons with a unit cost of $112.28 per gross ton. Non-ferrous materials totaled 737,941 pounds at $0.463 per pound. As of September 30, 2004, ferrous materials consisted of 6,913 tons at a unit cost of $172.77 per gross ton. Non-ferrous materials consisted of 558,889 pounds with a unit cost of $0.590 per pound. For the nine months ended September 30, 2004, purchases and shipments of ferrous material averaged 8,350 and 8,380 gross tons per month, respectively. Purchases and shipments of non-ferrous material averaged 2,441,175 and 2,434,336 pounds per month, respectively. During the nine months ended September 30, 2004, the Registrant wrote off 2,599 gross tons of ferrous material at a cost of $156.60 per gross ton, and 191,884 pounds of non-ferrous material at a cost of $0.632 per pound. For the nine months ended September 30, 2004, the purchase price plus processing costs of ferrous material have averaged $204.51 per gross ton, and the purchase price plus processing costs of non-ferrous material have averaged $0.632 per pound.

      Accounts payable trade increased $5,184,963 or 49.4% to $15,687,466 as of September 30, 2004 compared to $10,502,503 as of December 31, 2003. Accounts payable trade increased due to the collection of accounts receivable at the end of the quarter in the management services segment for funds that the Registrant will distribute to vendors after September 30, 2004, as well as an increase in the volume of commodity purchases and purchase prices in the Recycling segment. Recycling accounts payable increased $1,265,845 or 145.4% to $2,136,480 as of September 30, 2004 compared to $870,635 as of December 31, 2003. Volume of commodity purchases increased consistently with shipments, as described in the recycling accounts receivable trade section.

      CWS accounts payable increased $3,698,305 or 38.8% to $13,224,417 as of September 30, 2004 compared to $9,526,112 as of December 31, 2003. This change is primarily due to the collection of accounts receivable at the end of the quarter in the management services segment for funds that the Registrant will distribute to vendors after September 30, 2004.

      WESSCO accounts payable increased $220,813 or 208.8% to $326,569 as of September 30, 2004 compared to $105,756 as of December 31, 2003. This change is due to an increase in equipment sales which is the result of an expansion of the sales staff.

      Working capital decreased $386,863 to a deficit of $659,992 as of September 30, 2004 compared to a deficit of $273,129 as of December 31, 2003. Working capital decreased by payments on long term debt of $1,334,315 and capital lease obligations of $118,421 offset by $1,369,861 due to net income for the nine months ending September 30, 2004. Additionally there was a reclassification of capital lease obligation from long term to current maturities of $401,825.

Contractual Obligations

        Long-term debt, including the current maturities of long-term debt, decreased $1,334,315 or 35.4% to $2,428,593 as of September 30, 2004 compared to $3,762,908 as of December 31, 2003. Ordinary principal payments of long-term debt for the first nine months of 2004 were $684,315. Additionally, proceeds from the exercise of stock options and the sale of leasing equipment were used to pay down long-term debt by $650,000 during the first nine months of 2004.

Item 3: Quantitative and Qualitative Disclosures About Market Risk.

        There is market risk in our recycling segment, since it is driven by fluctuating commodity prices. Management mitigates this risk by selling our product on a monthly contract basis. Each month, the Registrant negotiates selling prices for all commodities. Based on these monthly agreements, purchase prices are determined based on a margin needed to cover processing and administrative expenses.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

        Based on the evaluation of the Chief Executive Officer and the Chief Financial Officer of the Registrant of its internal controls and procedures as of September 30, 2004, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rule 13a-15 (e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

There have been no significant changes to the Registrant's internal controls or in other factors that could significantly affect these controls as of September 30, 2004.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

On September 2, 2004, Andrew M. Lassak commenced an action entitled Andrew M. Lassak v. Industrial Services of America, Inc. in the Circuit Court of the Nineteenth Judicial Circuit, in and for Martin County, Florida (Case No. 04-423-CA). In the complaint, Mr. Lassak, a former outside consultant to the Registrant, alleges that the Registrant breached two stock option contracts granted to him by failing and refusing to release and register 390,000 (post-split) shares of the Registrant's common stock. The suit seeks specific performance of the contracts and an unspecified amount of damages allegedly caused by the Registrant not registering the underlying shares sooner. The Registrant has filed a Motion to Dismiss that is pending review by the Court. The Registrant believes that the claims of Mr. Lassak are without merit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

The Board of Directors, at its August 4, 2004 meeting, declared a first time cash dividend payment of ten cents per share, for shareholders of record as of September 7, 2004, which was paid on September 21, 2004.

Item 6.	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: November 8, 2004	/s/ Harry Kletter
Chairman and Chief Executive Officer

DATE: November 8, 2004	/s/ Alan L. Schroering Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended September 30, 2004.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended September 30, 2004.

32.1

Written Statement pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Certifications of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended September 30, 2004.