Form 10-K
period 2004-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2005-03-31
CIK 4187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2004

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

Common Stock, $.005 par value (Title of class)

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

Aggregate market value of the 1,654,418 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on June 30, 2004: $18,082,789.

Number of shares of Common Stock outstanding as of the close of business on March 3, 2004: 3,575,468.
_____________________

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

PART I

Item 1. Business.

General

      Industrial Services of America, Inc. (herein "ISA," the "Company," "we," "us," "our," or other similar terms), is a Louisville, Kentucky-based logistic management services company that offers total package waste and recycling management services to commercial, industrial and logistic customers nationwide, as well as providing recycling and scrap processing and waste handling equipment sales and service.

Available Information

      We make available, free of charge, through our website, www.isa-inc.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports as soon as reasonably practicable after we have electronically filed with the Securities and Exchange Commission. We also make available on our website our audit committee charter, our Business Ethics Policy and Code of Conduct and our Code of Ethics for the CEO, CFO and senior financial officers. Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this report.

Our principal products and services are management services, ferrous and non-ferrous scrap metals, waste equipment sales, rental and service.

Management Services Operations - Computerized Waste Systems (CWS)

      Our management services operations are in the business of commercial, retail and industrial waste and recycling management services. CWS offers a "total package" concept to commercial, retail and industrial customers for their waste and recycling management needs. Combining waste reduction and diversion, and waste equipment technology, CWS creates waste and recycling programs tailored to each customer's needs. The services we offer include locating and contracting with a hauling company and recycler at a reasonable cost for each participating location. CWS does not own waste-transporting trucks or landfills. We do not operate or partner with any of the national hauling or recycling companies, and none of these companies own us. We are able to maintain a neutral position for the benefit of our customers. We have designed and developed proprietary computer software that provides our personnel with relevant information on each customer's locations, as well as pertinent information on service providers disposal rates, costs of equipment, including installation and shipping, disposal rates and recycling prices. This software has allowed us to build a database for serving our customers that have locations nationwide as well as Mexico, Canada and Puerto Rico. This software enables us to generate detailed monthly customized billing reports, and price tracking to accommodate our customers' needs.

      Our management services division provides our customers evaluation, management, monitoring, auditing and cost reduction of non-hazardous solid waste removal and recycling activities. CWS has developed a network of over 2,300 hauling, landfill, recycling and equipment manufacturing and maintenance service providers throughout the United States, Puerto Rico and Canada. Through this network, we are able to provide pricing estimates for current and potential customers. CWS customer service representatives have access to this information through the computer software designed and developed to enhance the value offered to our customers. Through this information retrieval system and database, customer service representatives can review the accuracy of recent billings for hauling, landfill and recycling rates.

      We derive a significant portion of our revenues from one primary customer, The Home Depot, accounting for approximately 51% and 57% of 2004 and 2003 total revenues, respectively. The loss of all or a substantial portion of the business from this primary customer could have a material adverse effect on us.

Fiscal Year Ended December 31
The Home Depot Revenues	2004	2003	2002

% of Total Revenue	51%	57%	57%
% of CWS Revenue	76%	77%	75%

Recycling Operations -- ISA Recycling

Ferrous Operations

      Ferrous Scrap Purchasing - We purchase ferrous scrap from two primary sources: (i) industrial and commercial generators of steel and iron; and (ii) scrap dealers, peddlers, and other generators and collectors who sell us steel and iron scrap, known as obsolete scrap. Market demand and the composition, quality, size and weight of the materials are the primary factors that determine prices paid to these material providers.

      Ferrous Scrap Processing - We prepare ferrous scrap material for resale through a variety of methods including sorting, shearing, cutting and bailing. We produce a number of differently sized, shaped and grade products depending upon customer specifications and market demand.

      Sorting - After purchasing ferrous scrap material, we inspect it to determine how we should process it to maximize profitability. In some instances, we may sort scrap material and sell it without further processing. We separate scrap material for further processing according to its size, composition and grade by using conveyor systems, front-end loaders, crane-mounted electromagnets and claw-like grapples.

      Shearing or Cutting - Pieces of oversized ferrous scrap material, such as obsolete steel girders and used pipe, which are too large for other processing are cut with hand torches, crane-mounted alligator shears or stationary guillotine shears.

      Baling - We process light-gauge ferrous materials such as clips, sheet iron and by-products from industrial and commercial processes, such as stampings, clippings and excess trimmings, by baling these materials into large, uniform blocks. We use cranes and conveyors to feed the material into a hydraulic press, which compresses the material into uniform blocks.

      Ferrous Scrap Sales - We sell processed ferrous scrap material to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for other large users. Most customers purchase processed ferrous scrap material through negotiated spot sales contracts, which establish the quantity purchased for the month and the pricing. The price we charge for ferrous scrap materials depends upon market supply and demand, as well as quality and grade of the scrap material.

Non-Ferrous Operations

      Non-Ferrous Scrap Purchasing - We purchase non-ferrous scrap from two primary sources: (i) industrial and commercial non-ferrous scrap material providers who generate or sell waste aluminum, copper, stainless steel, other nickel-bearing metals, brass and other metals; (ii) peddlers, scrap dealers, generators and collectors who deliver directly to our facilities material that they collect from a variety of sources. We also collect non-ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes at these sources. The boxes are subsequently transported to our processing facilities.

Non-Ferrous Scrap Processing - We prepare non-ferrous scrap metals, principally aluminum, copper, brass and stainless steel to sell by sorting, shearing, cutting or baling.

      Sorting - Our sorting operations separate and identify non-ferrous scrap by using front-end loaders, grinders, hand torches and spectrometers. Our ability to identify metallurgical composition maximizes margins and profitability. We sort non-ferrous scrap material for further processing according to type, grade, size and chemical composition. Throughout the sorting process, we determine whether the material requires further processing before we sell it.

Shearing or Cutting - Pieces of oversized non-ferrous scrap material, which are too large for other processing methods, are cut with alligator shears.

      Baling - We process non-ferrous metals such as aluminum cans, sheet and siding by baling these materials into large uniform blocks. We use front-end loaders and conveyors to feed the material into a hydraulic press, which compresses the material into uniform blocks.

      Non-Ferrous Scrap Sales - We sell processed non-ferrous scrap material to end-users such as foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap materials change based upon the daily publication of spot and futures prices on COMEX or the London Metals Exchange.

Waste and Recycling Equipment Sales and Services Operations-WESSCO-Waste and Sales Service Company

      Our waste equipment sales and services operation, WESSCO, is in the business of commercial and industrial waste and recycling handling equipment sales, rental and maintenance. By offering competitively priced waste and recycling handling equipment from a number of different manufacturers, we are able to tailor equipment packages for individual customer needs. We do not manufacture any equipment, but we do refurbish, recondition and add options when necessary. We sell, rent and repair all types of industrial and commercial waste and recycling handling equipment such as compactors, balers and containers.

"Total Package" Concept

      We record revenues and costs in the period of delivery. Our management services division has third party service providers providing same day service for all waste removal and recycling services for our customers. Our recycling division purchases ferrous and nonferrous materials, cardboard and paper on a daily basis. We record these purchases in the period received. We record revenue and cost in the period of delivery. The products or services have value to the customer on a standalone basis. These services make up the "total package" concept.

Company Background

      ISA was incorporated in October 1953 in Florida under the name Alson Manufacturing, Inc. From the date of incorporation through January 5, 1975, Alson designed and manufactured various forms of electrical products. In 1979, the Board of Directors and the shareholders of Alson commenced liquidation of all the tangible assets of Alson. On October 27, 1983, Harry Kletter, our Chairman of the Board and Chief Executive Officer, acquired 419,500 shares of ISA Common Stock. The existing directors resigned and five new directors were elected.

      On July 1, 1984, we began a solid waste handling and disposal equipment sales organization under the name Waste Equipment Sales and Services Company, which we refer to as WESSCO. On January 1, 1985, we merged with Computerized Waste Systems, Inc., a Massachusetts corporation. CWS was a corporation specializing in offering solid waste management consultations for large multi-location companies involved in the retail, restaurant and industrial sectors. At the time of the merger, CWS was concentrating on large retail chains, but has changed its emphasis to include commercial and industrial customers. This strategy created an additional target market for us. Subsequent to the merger with CWS, we moved the CWS headquarters from Springfield, Massachusetts to Louisville, Kentucky. At the time of the merger, much of the customer base and marketing efforts were concentrated in the Northeast. With the move to Louisville, we began to expand its marketing efforts, which are now nationwide as well as Canada and Puerto Rico.

      In January 1998, we acquired the business of a ferrous scrap and corrugated paper recycling facility located at 7100 Grade Lane, Louisville, Kentucky. This acquisition was the beginning of our ferrous scrap metal, non-ferrous scrap metal and corrugated paper processing segment known as ISA Recycling.

On July 1, 1997, we acquired the assets of a non-ferrous scrap metal recycling facility located at 7100 Grade Lane, Louisville, Kentucky, thus expanding our recycling product lines.

      On June 1, 1998, we acquired all of the business, property, rights and assets of a ferrous and non-ferrous scrap metal recycling facility located in North Vernon, Indiana. On July 8, 2002, we acquired a five-acre tract at 1565 East 4th Street, Seymour Indiana. In the fourth quarter of 2002, we moved our metal recycling facilities from North Vernon, Indiana to Seymour, Indiana.

Industry Background

      We manage non-hazardous solid waste and recyclables for retail, commercial and industrial customers. As such, the multi-billion dollar solid waste collection and disposal business drives the industry. The size of this industry has increased for the past several years and should continue to increase as landfill space decreases. Although society and industry have developed an increased awareness of environmental issues and recycling has increased, waste production also continues to increase. Because of environmental concerns, new regulations and cost factors, it has become difficult to obtain the necessary permits to build any new landfills. Management believes that with the consolidation taking place in the waste industry, it will become increasingly difficult for a customer to receive a fair price. We are, therefore, in a position to represent the best interest of the customer; this fact can only enhance our business.

      The rising costs associated with solid waste disposal have created additional opportunities for us. Because waste disposal has become an increasingly larger percentage of the total monthly expenditures incurred by industrial and commercial companies, we believe that the services we offer will be in greater demand. Many industrial and commercial companies that have paid little attention to the costs associated with waste disposal in the past are now looking for ways to reduce expenses in this area. We offer industrial and commercial companies our expertise to lower waste disposal bills and initiate recycling programs to generate additional revenues and/or reduce costs and materials bound for ultimate disposal.

      In addition to increasing landfill costs, regulatory measures and more stringent control of material bound for disposal ("flow control") are making the management of solid waste an increasingly difficult problem. The United States Environmental Protection Agency is expected to continue the present trend of restricting the amount of potentially recyclable material bound for landfills. Many states have passed, or are contemplating, measures that would require industrial and commercial companies to recycle a minimum percentage of their waste stream and restrict the percentage of recyclable materials in any commercial load of waste material. Many states have already passed restrictive regulations requiring a plan for the reduction of waste or the segregation of recyclable materials from the waste stream at the source. ISA management believes that these restrictions may create additional marketing opportunities as waste disposal needs become more specialized. Some large industrial and commercial companies have hired in-house staff to handle the solid waste management and recycling responsibilities, but have found that without adequate resources and staff support, in-house handling of these responsibilities may not be an effective alternative. We offer these establishments a solution to this increasing burden.

Competition

      On a commercial/industrial waste management level, we have competition from a variety of sources. Much of it is from companies that concentrate their efforts on a regional level. We believe that with the proprietary database of regional and national pricing, we will maintain our edge on a national basis.

      There has been increased competition from national hauling and recycling companies. The large national hauling and recycling companies often attempt to handle all locations for a "national chain" customer. This scenario poses a potential conflict of interest since these hauling companies and recyclers can attain greater profitability from increases in hauling and disposal revenues and fluctuations in recycling prices. In addition to having an interest in higher hauling and disposal rates, the national hauling companies do not have operations in every community. Additionally, we have encountered evidence of some reluctance from independent hauling and recycling companies to work with national hauling and recycling companies for locations not serviced by these national companies.

      There is also competition from some equipment manufacturers. The primary interest of these companies is selling, leasing and renting equipment and offering management services in order to secure these sales or leases. There is a cost involved in using the equipment and the money saved must justify the amount spent on this equipment.

      The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. Certain ISA competitors have greater financial, marketing and physical resources. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.

      An important difference between us and the majority of our competition is our management process. Our systematic approach attempts to provide consistent results for the customer. At the implementation stage, we actively bid out every location that a new customer requests. We repeat this bidding process any time a customer receives notice of an undocumented price increase or at regular intervals as indicated in the contract. At subsequent stages, we will evaluate a customer's solid waste and recycling program and provide alternatives for improvement.

      We have developed a network of maintenance, hauling, disposal, equipment and recycling companies throughout the country and in Canada and Puerto Rico and due to the volume of business we have awarded to them, these companies will often offer us discounted hauling, disposal and maintenance rates and increased recycling prices. However, no company or service provider in the hauling, disposal, recycling, equipment and/or maintenance industries owns or controls us. We deal with those companies and service providers that can supply quality service and products at a favorable price and understand that as long as we serve our customers well, we and our service providers will have the opportunity to bid on future accounts.

      Few, if any, of our competitors have a national network of service providers similar to the one we have developed over our years of operation. Although the major hauling and recycling companies have operating companies in most major and intermediate-sized cities, they do not have nationwide geographic coverage. Therefore, for large commercial and industrial clients, they must obtain bids from local hauling, disposal and recycling companies that may perceive them to be future competitors. We have positioned ourselves to negotiate with the haulers, landfill operators and recyclers while servicing our customers on a nationwide basis.

Employees

      As of December 31, 2004, ISA had one hundred twenty-eight (128) full-time employees as follows: recycling 70, management services 35, sales/leasing 7 and administration/information technology 16. None of our employees is a member of a union.

Effect of State and Federal Environmental Regulations

      Any environmental regulatory liability relating to our operations is generally borne by the customers with whom we contract and the service providers in their capacity as transporters, disposers and recyclers. Our policy is to use our best efforts to secure indemnification for environmental liability from our customers and service providers. Although we believe that our business does not subject us to potential environmental liability, we continue to use our best efforts to be in compliance with federal, state and local environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance has not historically constituted a material expense to us.

      The collection and disposal of solid waste and rendering of related environmental services as well as recycling operations and issues are subject to federal, state and local requirements, which regulate health, safety, the environment, zoning and land-use. Federal, state and local regulations vary, but generally govern hauling, disposal and recycling activities and the location and use of facilities and also impose restrictions to prohibit or minimize air and water pollution. In addition, governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose fines in the case of violations, including criminal penalties. The EPA and various other federal, state and local environmental, health and safety agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor administer those regulations.

      We strive to conduct our operations in compliance with applicable laws and regulations. While such amounts expended in the past or that we anticipate spending in the future have not had and are not expected to have a material adverse effect on our financial condition or operations, the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter this expectation.

      Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. Several states have enacted laws that will require counties to adopt comprehensive plans to reduce, through waste planning, composting, recycling, or other programs, the volume of solid waste landfills. Several states have recently enacted these laws. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are under consideration by Congress and the EPA.

      Finally, various states have enacted, or are considering enacting, laws that restrict the disposal within the state of solid or hazardous wastes generated outside the state. While courts have declared unconstitutional laws that overtly discriminate against out of state waste, courts have upheld some laws that are less overtly discriminatory. Challenges to other such laws are pending. The outcome of pending litigation and the likelihood that jurisdictions will adopt other such laws that will survive constitutional challenge are uncertain.

Consulting Agreements and Related Matters

      R. Jerry Falkner Agreement - On June 11, 1996, we entered into an agreement with R. Jerry Falkner to perform financial advisory services for us. We granted Falkner options to purchase 40,000 shares at $2.50 per share. This option agreement, which would have expired June 11, 2006, provided Falkner with registration rights for these option shares. In May 2004, we registered all of the shares subject to the Falkner Agreement by filing an S-3 Registration Statement with the SEC. Shortly thereafter, Falkner exercised the option to purchase all of the shares subject to the Falkner Agreement.

      JCA/AML Agreement - On June 2, 1998, we entered into an agreement with Joseph Charles & Associates, Inc. and Andrew M. Lassak for a period of up to five (5) years. We granted to JCA and Lassak and/or his designee for the financial advisory services rendered options to purchase 370,000 shares of our common stock at $3.00 per share based on a five-year vesting schedule. We granted to JCA and Lassak options to purchase our common stock on the basis of 65% of the shares of common stock subject to options being granted to Lassak and 35% to JCA. Neither JCA nor Lassak exercised the option to purchase any shares under the JCA/AML agreement and all unexercised options expired as of June 2, 2004.

      Lassak Agreement - On June 2, 1998, we entered into an agreement with Lassak to perform financial advisory services. Contingent on Lassak achieving an increase in our capitalization, we agreed to grant Lassak certain stock options. Specifically, for each $10,000,000 in increased capital Lassak raised for us, we agreed to provide Lassak with options to purchase 50,000 shares in ISA, up to a maximum of 500,000 shares. Lassak never met the criteria for shares to vest under this agreement.

      Lassak Letter Agreement - In a letter dated November 3, 1999, we granted options to Lassak in exchange for the options previously granted to Lassak on June 2, 1998 . Thus, these letter agreement options replaced the options granted to Lassak under the JCA/AML Agreement and the Lassak Agreement. Under the letter agreement, we granted Lassak options to purchase 240,500 shares of our common stock at $1.25 per share based on a five-year vesting schedule. Any unexercised options expired according to a certain time schedule. The letter agreement specifically outlined the method Lassak was required to employ to validly exercise his options. Under the letter agreement, we required Lassak to deliver the option certificates to us and simultaneously pay us the full option price for the shares. Lassak never validly exercised the option to purchase any shares under the letter agreement and all unexercised options expired as of June 2, 2004.

      On June 2, 2004, Lassak filed a Complaint against us in the City of Stuart, Martin County, Florida. In the complaint, Lassak alleges that we breached our contracts with him by failing and refusing to release and register 390,000 shares of stock. He claims he was entitled to "piggyback" registration rights relating to the Form S-3 Registration Statement that we filed for the benefit of Falkner as well as "demand" registration rights. He seeks specific performance of the contracts and damages that occurred by ISA not releasing and registering the underlying shares relating to his options sooner.

      On August 6, 2004 we filed a Motion to Dismiss or in the Alternative Motion for More Definite Statement. At a hearing before the Court on September 20, 2004, the judge granted our Motion without prejudice, allowing Lassak to amend the Complaint. Lassak filed an Amended Complaint on December 27, 2004, which restated his previous claims and made a number of new claims including claims of federal and state securities fraud. The Amended Complaint also named Harry Kletter individually as a defendant. We filed an Answer to the Amended Complaint on January 31, 2005. Our attorney filed a Motion to Dismiss on behalf of Harry Kletter on February 4, 2005. The case remains pending.

We do not have any current consulting agreements with options to purchase common stock.

Item 2. Properties.

Related Parties Agreements -- K&R

      On February 16, 1998 our Board of Directors ratified and formalized an existing relationship in connection with (i) our leasing of facilities from K&R, LLC and (ii) the provision of consulting services from K&R to us. K&R is our affiliate because our Chief Executive Officer is our principal shareholder and he owns 100% of K&R.

      Lease Agreement. This K&R lease, effective as of January 1, 1998, covers approximately 20.5 acres of land and the improvements thereon, which are located at 7100 Grade Lane in Louisville, Kentucky. The principal improvements consist of the following:

•	an approximately 22,750 square foot building used as the corporate and CWS offices;
•	an approximately 8,286 square foot building used for sales/leasing and information technology offices;
•	an approximately 13,995 square foot building used as the paper recycling plant;
•	an approximately 12,000 square foot building used for the metals recycling plant;
•	an approximately 51,760 square foot building used as the recycling offices and warehouse space;
•	and the remaining 15,575 square feet of space contained in five (5) buildings ranging in size from approximately 256 to 8,000 square feet.

      The initial term of the K&R lease is for ten years with two five-year option periods available thereafter. The base rent for the first five years was $450,000 per annum. The rent for the second five years, beginning January 1, 2003, became $505,272 per annum, payable at the beginning of each month in an amount equal to $42,106. This fixed minimum rent adjusts each five years, including for each of the option periods, in accordance with the consumer price index. The fixed minimum rent also increases to $750,000 per annum, in an amount equal to $62,500 per month in the event of our change in control. We must pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. The K&R lease provides for our indemnification of K&R for all damages arising out of our use of or the condition of the leased premises excepting from K&R's negligence.

      In 2004, we paid for repairs totaling $302,160 that we made to the buildings and property that we lease from K&R, located at 7100 Grade Lane, Louisville, Kentucky. K&R executed an unsecured promissory note, dated March 25, 2005, but effective December 31, 2004, to us for the principal sum of $302,160. K&R will make payments on the promissory note of principal and interest in ninety-six (96) monthly installments of $3,897.66. The rate of interest is five and one-half percent (5.5%) per annum. Failure of K&R to make any payment when due under this note within fifteen (15) days of its due date shall constitute a default. After the fifteen day period, the note shall bear interest at a rate equal to fifteen percent (15%) per annum and we have the right to exercise our remedies to collect full payment of the note.

      We anticipate that an increase in our rent payable to K&R will result from the improvements made to the leased property. Currently, the lease from K&R to us provides K&R with the ability to adjust rent for improvements to the leased premises. To date, we have not agreed with K&R on any adjustment to rent.

      K&R Consulting Agreement. The K&R consulting agreement remains in effect until December 31, 2007, with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. K&R shall provide strategic planning for mergers and acquisitions . We are responsible for all of K&R's expenses and pay to K&R $240,000 in equal monthly installments of $20,000 in connection with the K&R consulting activities.

      The K&R consulting agreement terminates upon a non-defaulting party providing written notice to the other party of its intent to terminate. The recipient of the notice has 10 days to cure monetary defaults and 30 days to cure non-monetary defaults. Upon termination, K&R agrees not to engage, directly or indirectly, in the business conducted by, or hire our employees for a period of five years and within 100 miles of any of our operations.

We compensate our principal shareholder and Chief Executive Officer through consulting fees paid pursuant to the K&R consulting agreement.

Lease and Purchase Agreement - Penske

      Effective July 8, 2002, ISA Indiana, Inc., an Indiana corporation and our wholly-owned subsidiary, and Penske Truck Leasing Co., L.P. entered into a lease and purchase agreement whereby ISA Indiana pays Penske $3,000 per month for three years with an option to purchase for $425,000. The location of the business is on an approximate 5-acre tract at 1565 East 4th Street, Seymour, Indiana, approximately 60 miles north of Louisville, Kentucky. The land is improved by an approximately 10,000 square foot maintenance and office building. In June 2005, we intend to exercise the purchase option of $425,000 with respect to the property by making a final payment of $400,000. On July 8, 2002, we made an option payment of $25,000, which reduced the balance of the purchase price if we exercised the purchase option.

      On May 1, 2003, we purchased 10.723 acres at 7110 Grade Lane, Louisville, Kentucky for $1,523,129. It includes a 146,627 square foot commercial warehouse building. The property is adjacent to our headquarters. We financed the property with long-term debt with a bank at prime rate through May 2006 with a balloon payment of $1,000,000. We have leased the property to an unrelated third party for a term of two years ending April 30, 2005 with a monthly rental of $21,350.

Item 3. Legal Proceedings.

      We are a party to litigation from time to time in the normal course of business. For further information, see Item 1, Business -- Consulting Agreements and Related Matters, JCA/AML Agreement, Lassak Agreement and Lassak Letter Agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 4a. ISA Executive Officers.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations

Harry Kletter	1983	77

ISA Chairman of the Board and Chief Executive Officer from May 2, 2000 to present. ISA Chairman of the Board and Chief Visionary Officer from February 3, 2000 to May 2, 2000. Mr. Kletter served as Chairman of the Board and Chief Executive Officer from July 31, 1992 to February 3, 2000, President of ISA from July 31, 1992 to December 1997, from January 1990 to July 1991, and from October 1983 to January 1988; Mr. Kletter is also Chairman and sole shareholder of K&R, LLC.

Alan L. Schroering	2000	40

ISA Chief Financial Officer since May, 2001. Mr. Schroering served as an ISA board member from June 2000 to May 2001. Mr. Schroering has served as Treasurer from October 2001 to present. Mr. Schroering served in several accounting positions with National Processing Company from April 1998 to May 2000. Mr. Schroering served previously in several accounting positions with ISA from November 1984 to March 1998.

Ed List	June 2004	59	ISA Chief Operating Officer from June 1, 2004 to present. He served previously as Vice President/Senior Accounts Manager CWS for the Registrant from May 2000 to June 2004.

Bob Cuzzort	January 2005	56

ISA Executive Vice President, Corporate Operations from January 2005 to present. ISA Chief Operating Officer from July 2001 to April 2003. Director of Human Resources from March 2001 to April 2003. He served previously in charge of special projects for ISA from October 2000 to March 2001. Mr. Cuzzort served as general manager of Bassett Furniture Direct from March 1998 to August 2000. He served in several management positions with Haverty Furniture Company, Inc. from January 1970 to February 1998.

Michael P. Shannonhouse	April 2004	28

ISA Secretary since April 16, 2004. Served as acting ISA Secretary from October 20, 2003 to April 16, 2004. ISA Director of Legal Affairs from October 20, 2003 to present. Prior to accepting his position with ISA, Mr. Shannonhouse worked as a law clerk in private practice from 2002 to 2003.

      None of the above officers is related to any other except that Mr. List is the son-in-law of Mr. Kletter. With respect to certain arrangements with certain officers of ISA relating to executive compensation, see section entitled "Executive Compensation - Certain Transactions" in ISA's Proxy Statement for the 2005 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

PART II

Item 5. Market for ISA's Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities.

      Effective August 29, 1996, the $.01 par value ISA common stock became listed on the Small Cap Market (the "Small Cap Market") of the NASDAQ Stock Market under the symbol "IDSA." Prior to August 29, 1996, our common stock traded on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. High and low sales price of the common stock price is summarized as follows:

Quarter Ended	2004		2003		2002
	High	Low	High	Low	High	Low
March 31	$23.75	$2.06	$1.10	$0.93	$1.25	$1.04
June 30	$21.50	$9.91	$1.11	$0.92	$1.25	$1.01
September 30	$14.89	$5.68	$2.84	$1.00	$1.29	$1.05
December 31	$13.36	$7.60	$3.40	$1.78	$1.10	$0.99

There were approximately 440 shareholders of record as of March 3, 2005.

      On February 26, 2004, we approved a two for one stock split distributed on March 30, 2004 to shareholders of record on March 16, 2004. The stock split required retroactive restatement of all historical share and per share data.

      Our Board of Directors, at its August 4, 2004 meeting, declared a first time cash dividend payment of ten cents ($.10) per common share of stock for shareholders of record as of September 7, 2004, which we paid on September 21, 2004. The payment totaled $353,547. Until August 8, 2000, we had always had a policy intending that we would retain earnings to help finance our expansion programs. On August 8, 2000, our Board of Directors approved a change in the dividend policy whereby our Board of Directors could declare dividends. Our Board of Directors has the discretionary power to declare dividends within the constraints of our loan agreement with the Branch Banking and Trust Company.

      On August 8, 2000, our Board of Directors also approved the repurchase of our shares. The stock repurchase program allows for the purchase of common stock at current market prices. In the fiscal year 2004, we did not repurchase any shares.

Item 6. Selected Financial Data.

Selected Financial Data

	2004	2003	2002	2001	2000
(Amounts in Thousands, Except Per Share Data)

Year ended December 31:
Total revenue	$ 139,588	$ 118,494	$ 101,279	$ 93,771	$ 89,241

Net income (loss)	1,497	668	(164)	(353)	506

Earnings (loss)
per common share:
Basic	$ 0.43	$ 0.21	$ (0.05)	$ (0.11)	$ 0.13

Diluted	$ 0.42	$ 0.21	$ (0.05)	$ (0.11)	$ 0.13

Cash dividends declared
per common share *	$ 0.10	$ -	$ -	$ -	$ -

At year end:
Total assets	$ 20,859	$ 19,988	$ 18,913	$ 17,311	$ 19,805

Long-term debt, net of current maturities	$ 1,272	$ 3,748	$ 3,748	$ 2,344	$ 1,694

* adjusted for two-for-one stock split effective February 26, 2004

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the information set forth under Item 6, "Selected Financial Data" and our consolidated financial statements and the accompanying notes thereto included elsewhere in this report. We have reclassified certain prior year amounts to conform to the current year presentation with no effect on previously reported net income (loss) or shareholders' equity.

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute "forward-looking statements" within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts.

General

      We continue to pursue a growth strategy in the waste management services arena servicing over 5,000 customer locations throughout the United States, Canada, and Puerto Rico and building a base of approximately 2,300 service providers. This strategy will allow for diversity of business opportunities so that we are not as dependent upon the operating results of the recycling division. This diversity has helped to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets. Much of our focus and attention now and in the future is directed towards the growth of the management services business segment through expansion in the existing markets and through an acquisition strategy. We are also focused upon technology enhancements that we can provide to the new and existing customer base to further solidify customer relationships. Additionally, we are exploring strategic alliances and relationships that will enable us to effectively execute our growth and acquisition strategy.

      We have operating locations in Louisville, Kentucky, and Seymour, Indiana. We do not have operating locations outside the United States but we service over 5,000 customer locations throughout the United States, Canada, Mexico and Puerto Rico, building a base of approximately 2,300 service providers. Revenue derived from customers located outside the United States was $2,782,053 for the year ended December 31, 2004. Cost of goods sold derived from customers located outside the United States was $2,691,824. Gross profit before selling, general and administrative expenses was $90,229. We do not separate selling, general and administrative expenses between customers located in the United States or outside the United States.

Liquidity and Capital Resources

As of December 31, 2004, we held cash and cash equivalents of $1,129,690.

     We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. It replaced a $3.8 million senior revolving credit facility that expired January 11, 2005. Indebtedness under this credit facility accrues interest at the BB&T's prime rate. The maturity date under this agreement is January 2008. We have collaterized the credit facility with all our assets. As of December 31, 2004 and December 31, 2003, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At December 31, 2004, we were in compliance with all restrictive covenants and the entire amount of our credit facility was available for borrowings at December 31, 2004.

      During 2004, we committed approximately $1,845,073 for purchases of property and equipment. In the recycling segment we committed approximately $626,351 for the purchase of an alloy analyzer, a forklift, crane magnets and several open-top containers. In the equipment sales, leasing and service segment, we capitalized approximately $754,735 as rental equipment that we located at customer sites. Building and land improvements were $284,843. Capitalized computer hardware and software was $179,144. We purchased these fixed asset additions with existing cash flows. The significant decrease in property and equipment purchases in 2004 was primarily due to no real estate purchases in 2004 compared to $1,523,129 in 2003. In the year 2003, we purchased 10.723 acres and a building at 7110 Grade Lane, Louisville, Kentucky for $1,523,129. We intend to purchase real estate properties when the opportunities present themselves, but it is not a primary part of our business. The decrease in real estate purchases was partially offset by rental fleet equipment purchases, which were $283,516 greater for the first nine months of 2004 as compared to the same period in 2003. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

      We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. We have included the balance due on the purchasing card as part of accounts payable. The outstanding balance on the purchasing card at December 31, 2004 was $172,626 with a due date of January 16, 2005. The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges. To date we have not incurred any interest charges on this purchasing card. The card requires monthly minimum payments on any balance outstanding at month end. We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs in 2005.

Critical Accounting Policies

      In preparing financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We believe that we consistently apply judgments and estimates and that such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on our statement of operations and financial conditions. Critical accounting policies, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain.

Revenue recognition

      We recognize revenues from processed ferrous and non-ferrous scrap metal sales when title passes to the customer. We recognize revenues from services as the service is performed. We accrue sales adjustments related to price and weight differences and allowances for uncollectible receivables against revenues as incurred.

Accounts receivable and allowance for doubtful accounts receivable

      Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts receivable totaled $75,000 and $60,000 at December 31, 2004 and 2003, respectively. Our determination of the allowance for doubtful accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

      Potential credit losses from our significant customers could adversely affect our results of operations or financial condition. General weakness in the steel and metals sectors during the period from 1998 to 2001 previously led to bankruptcy filings by many of our customers, which caused us to recognize additional allowances for doubtful accounts receivable. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industries could adversely impact our future earnings.

Inventory

      Our inventories primarily consist of ferrous and non-ferrous scrap metals and we value at the lower of average purchased cost or market. We determine quantities of inventories based on our inventory systems, which are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. Prices of commodities we own may be volatile. We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

Property and Equipment

      We carry the value of land on our books at cost. We report premises and equipment at cost less accumulated depreciation and amortization. We charge depreciation and amortization for financial reporting purposes to operating expense using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are up to 40 years for buildings and leasehold improvements, 1 to 10 years for office and operating equipment, and 5 years for rental equipment. Our determination of estimated useful life includes past experience and normal deterioration. We include maintenance and repairs in selling, general and administrative expenses. We include gains and losses on disposition of premises and equipment in gain (loss) on sale of assets.

Valuation of long-lived assets and goodwill

      We regularly review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the year ended December 31, 2004, we determined no impairment existed.

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that we review goodwill at least annually for impairment based on the fair value method. At December 31, 2004, we determined, based on current industry and other market information, that no impairment existed.

Income Taxes

      We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

Results of Operations

      The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

Year ended December 31,	2004	2003	2002

Consolidated Statements of Operations Data:
Total revenue ...................................................	100.0%	100.0%	100.0%
Total cost of goods sold..................................	94.1%	94.3%	94.0%
Selling, general and administrative
Expenses .............................................................	4.0%	4.6%	5.9%
Income before other income (expense)......	1.9%	1.1%	0.1%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      Total revenue increased $21,094,082 or 17.8% to $139,588,076 in 2004 compared to $118,493,994 in 2003. Management services revenue increased $5,218,756 or 5.9% to $93,275,079 in 2004 compared to $88,056,323 in 2003. This change is primarily due to an increase in the number of customer locations managed as well as an increase in volume of solid waste that each customer location produces. Recycling revenue increased $15,290,355 or 54.7% to $43,262,813 in 2004 compared to $27,972,458 in 2003. This change is due to the increase in commodity prices of approximately 95.4% in the ferrous market and 30.2% in the non-ferrous market as well as an increase in the volume of outbound shipments of approximately 10.2% in the ferrous market and 4.8% in the non-ferrous market for the year 2004 compared to the year 2003. Recycling revenue also includes real estate rental of $256,200 for 2004 compared to $170,800 for 2003 related to the property at 7110 Grade Lane, Louisville, Kentucky acquired in May 2003. Equipment, service and leasing revenue increased $584,971 or 23.7% to $3,050,184 in 2004 compared to $2,465,213 in 2003. This increase is primarily due to the growth in equipment sales attributable to a larger sales staff.

      Total cost of goods sold increased $19,633,154 or 17.6% to $131,386,160 in 2004 compared to $111,753,006 in 2003. Management services cost of goods sold increased $5,511,913 or 6.6% to $89,443,927 in 2004 compared to $83,932,014 in 2003. This change is primarily due to an increase in the number of customer locations managed as well as an increase in volume of solid waste that each customer location produces. Recycling cost of goods sold increased $13,598,968 or 51.3% to $40,129,036 in 2004 compared to $26,530,068 in 2003 due to an increase in the volume of shipments as well as increases in purchase prices. Equipment, service and leasing cost of goods sold increased $522,273 or 40.5% to $1,813,197 in 2004 compared to $1,290,924 in 2003. This increase is primarily due to the growth in equipment sales attributable to the expansion of the sales staff.

      Selling, general and administrative expenses increased $136,595 or 2.5% to $5,564,023 in 2004 compared to $5,427,428 in 2003. The increase in SG&A is due to increases in legal ($123,000), consulting ($122,000), labor ($67,000) and repair and maintenance of equipment ($22,000) expenses, offset by a decrease in property lease ($201,000) expense. Legal expenses increased in 2004 due to legal proceedings relating to prior consulting agreements and related stock options. Consulting expenses increased $122,000 in 2004. We had downsized our IT department in prior years, so we outsourced some IT work to consultants. Additionally, we upgraded our sales team internally and used outside consultants to train them. We will continue to use consultants in our business as we see the need. Labor increased $67,000 primarily due to increases in clerical personnel. Equipment repairs and maintenance increases were directly related to the rental fleet, which is aging, resulting in increased repairs and maintenance. Property lease expense decreased primarily because of a one-time 2003 payment of $204,000 for terminating a property lease agreement in the recycling division. As a percentage of total revenue, selling, general and administrative expenses were 4.0% in 2004 compared to 4.6% in 2003.

      Interest expense decreased $114,675 or 37.4% to $191,586 in 2004 compared to $306,261 in 2003 due to payoff of debt during 2004. Other income was $21,832 in 2004 compared to other expense of ($14,789) in 2003. This increase of $36,621 is primarily due to a 2003 $20,000 expense for consulting expenses not related to any operating activities and 2004 income of $13,300 due to Canadian exchange rates.

Significant components of other income (expense) are as follows:

	Fiscal Year Ended December 31
Description	2004	2003
Consulting expenses not related to any operating activities	-	$ (20,000)
Exchange rates	$13,300	-
Bankruptcy recoveries	10,946	-
Other	(2,414)	5,211
Total other income (expense), net	$21,832	$ (14,789)

      Income tax provision increased $634,048 to $1,012,001 in 2004 compared to $377,953 in 2003. The effective tax rate in 2004 was approximately 40% based on the federal and state statutory rates. The effective rate in 2003 was approximately 36% based primarily on the federal and state statutory rates offset partially by the benefit of reducing the deferred tax valuation allowance established the preceding year. The tax provision in 2003 was due to (i) the establishment of a valuation allowance related to deferred tax asset from previously recognized net operating losses based on the uncertainty of the ability to offset those net operating losses against future income, (ii) the tax effect on a previously under-accrued item and (iii) an IRS refund at a less than anticipated amount.

Financial Condition at December 31, 2004 compared to December 31, 2003

Cash and cash equivalents increased $466,918 to $1,129,690 as of December 31, 2004 compared to $662,772 as of December 31, 2003.

      Net cash from operating activities increased $2,557,652 to $5,450,350 as of December 31, 2004 compared to $2,892,698 as of December 31, 2003. This increase of $2,557,652 was directly related to the collection of accounts receivable in 2004. The primary contributors to 2004 operating cash flow of $5,450,350 were improved net income, depreciation expense and increased accounts payable. The increase in accounts payable of $1,580,173 is primarily due to the higher purchase prices for scrap material in 2004.

      We used net cash for investing activities of $2,144,045 for the year ending December 31, 2004 compared to $2,065,273 for the same period in 2003. This was primarily due to purchases of property and equipment of $1,845,073 for the year ending December 31, 2004 compared to $2,692,673 for the same period in 2003. The decrease in property and equipment purchases in 2004 was primarily due to no real estate purchases in 2004 compared to $1,523,129 for the same period in 2003. In the year 2003, we purchased 10.723 acres and a building at 7110 Grade Lane, Louisville, Kentucky for $1,523,129. We intend to purchase real estate properties when the opportunities present themselves, but it is not a primary part of our business. The decrease in real estate purchases was partially offset by an increase in rental fleet equipment purchases of $365,560. We made rental fleet equipment purchases of $754,735 in 2004 as compared to $389,175 for the same period in 2003. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

      We used net cash for financing activities of $2,839,387 for the year ending December 31, 2004 compared to $1,794,681 for the same period in 2003. Payments on long-term debt were $2,762,908 in 2004 compared to $1,390,459 in 2003. The payments in 2004 included an advance principal payment of maturities of long-term debt due in 2005 of $180,000. Remaining long-term debt of $1,000,000 is secured by real estate and is due in 2006.

      Payment of our first dividend of $353,547 occurred in 2004. We will continue to monitor our cash position and may pay dividends in the future. We received proceeds of $436,141 from the exercise of common stock options. This strong cash flow from the exercise of common stock options will not continue in the future based on only 40,000 options remaining outstanding, all with an exercise price of $1.25 as of December 31, 2004. We do not plan to grant new stock options in the future.

      On January 14, 2005, we replaced our previous $3.8 million senior revolving credit facility with a new $5 million senior revolving credit facility that expires in January 2008. At December 31, 2004, we did not have any short-term borrowings outstanding. The credit facility requires us to comply with certain debt covenants. We were in compliance with these covenants at December 31, 2004.

      We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. We include the balance due on the purchasing card as part of accounts payable. The outstanding balance on the purchasing card at December 31, 2004 was $172,626.

      We believe our principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under our senior revolving credit facility and purchasing card will be sufficient to fund operations in fiscal year 2005. Our primary source of funds is our ability to generate cash from operations to meet our liquidity obligations, which could be affected by factors such as a decline in demand for our products, loss of key contract customers, our ability to generate profits and other unforeseen circumstances. Our secondary source of funds is our revolving credit facility, which is contingent on complying with certain debt covenants. We do not expect the covenants to limit or restrict our ability to borrow on the facility in fiscal year 2005. We anticipate maintaining a strong liquidity position for the 2005 fiscal year.

      Trade accounts receivable after allowances for doubtful accounts decreased $476,658 or 1.9% to $8,577,328 as of December 31, 2004. Aggressive collection methods have had a direct impact on decreasing trade accounts receivable after allowances for doubtful accounts, even though revenue increased $1,432,203 or 4.6% for the fourth quarter of 2004 and $21,094,082 or 17.8% for the year of 2004. The revenue increase is due to an increase in revenues per the customer locations while maintaining a consistent customer base in the management services segment as well as an increase in the volume of shipments and sale prices in the recycling segment.

     Recycling accounts receivable decreased $603,373 or 17.8% to $2,784,859 as of December 31, 2004 compared to $3,388,232 as of December 31, 2003. Aggressive collection methods have had a direct impact on decreasing accounts receivable in the recycling segment, even though there were increases in the volume of shipments and sale prices. On average, volume of ferrous shipments in gross tons increased 640 or 8.5% to 8,147 as of December 31, 2004 compared to 7,507 as of December 31, 2003. On average, sales prices increased $123 per gross ton or 91.1% to $258 as of December 31, 2004 compared to $135 as of December 31, 2003. On average, volume of nonferrous shipments in pounds increased 103,229 or 4.8% to 2,235,206 as of December 31, 2004 compared to 2,131,977 as of December 31, 2003. On average, sales prices increased $0.164 or 31.0% to $0.693 per pound as of December 31, 2004 compared to $0.529 as of December 31, 2003.

      CWS accounts receivable increased $77,812 or 1.4% to $5,580,504 as of December 31, 2004 compared to $5,502,692 as of December 31, 2003. This change is due to an increase in revenues per the customer locations while maintaining a consistent customer base in the management services segment.

      WESSCO accounts receivable increased $32,880 or 21.1% to $188,500 as of December 31, 2004 compared to $155,620 as of December 31, 2003. This change is due to an increase in equipment sales, which is the result of expansion of the sales staff.

      Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $620,236 or 40.5% to $2,152,374 as of December 31, 2004 compared to $1,532,138 as of December 31, 2003. Inventories as of December 31, 2004 and December 31, 2003 consist of the following:

	December 31, 2004	December 31, 2003

Ferrous	$ 1,140,905	$ 1,098,771
Non-Ferrous	870,038	305,065
Waste equipment machinery	118,249	91,485
Other	23,182	36,817

Total inventories	$ 2,152,374	$ 1,532,138

      For the year ended December 31, 2004, we shipped 95,444 gross tons of ferrous material. During the same period, we purchased 94,552 gross tons of ferrous material. For the year ended December 31, 2004, we wrote down ferrous inventory by 3,131 gross tons. The remaining ferrous inventory was not impaired. We have included the ferrous inventory charges of $721,382 in cost of sales. We took these ferrous inventory charges to adjust inventory for the accumulation of water, dirt, and other materials that had no value. These materials exist in almost every load and we need to make periodic adjustments to correct the amount of inventory available for sale. We have instituted new methods of purchasing that will lessen the possibility of these types of write-downs in the future. As of December 31, 2003, ferrous inventory consisted of 9,786 gross tons with a unit cost of $112.28 per gross ton. As of December 31, 2004, ferrous inventory consisted of 5,763 gross tons at a unit cost of $197.97 per gross ton. For the year ended December 31, 2004, the purchase price plus processing costs of ferrous material had averaged $230.40 per gross ton.

      For the year ended December 31, 2004, we shipped 26,497,088 pounds of nonferrous material. During the same period, we purchased 27,216,918 pounds of nonferrous material. For the year ended December 31, 2004, we wrote down nonferrous inventory by 13,438 pounds. The remaining nonferrous inventory was not impaired. We included the nonferrous inventory charges of $8,641 in cost of sales. We took these nonferrous inventory charges to adjust inventory for the accumulation of water, dirt, and other materials that had no value. These materials exist in almost every load and we need to make periodic adjustments to correct the amount of inventory available for sale. We have improved our training methods and have instituted new methods of purchasing that will lessen the possibility of these types of write-downs in the future. As of December 31, 2003, nonferrous inventory consisted of 658,471 pounds with a unit cost of $0.463 per pound. As of December 31, 2004, nonferrous inventory consisted of 1,364,863 pounds at a unit cost of $0.637 per pound. For the year ended December 31, 2004, the purchase price plus processing costs of non-ferrous material has averaged $0.643 per pound.

Year	Inventory Type	Gross Tons	Unit Cost	Amount
2004	Ferrous	5,763	$197.97	$1,140,905
2003	Ferrous	9,786	$112.28	$1,098,771

Year	Inventory Type	Pounds	Unit Cost	Amount

2004	Nonferrous	1,364,863	$ 0.64	$ 870,038
2003	Nonferrous	658,471	$ 0.46	$ 305,065

      Reasons for these significant increases in the purchase and sale prices of our commodities are a major increase in demand for steel in China, an increase in demand in North America and government tariffs.

Inventory aging for the year ended December 31, 2004 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ -	$ 93,111	$ -	$25,138	$ 118,249
Ferrous materials	616,089	387,907	136,909	-	1,140,905
Non-ferrous materials	726,302	124,157	12,664	6,915	870,038
Other	23,182	-	-	-	23,182

	$ 1,365,573	$ 605,175	$149,573	$32,053	$2,152,374

Inventory Aging for the year ended December 31, 2003 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 22,400	$ -	$ 6,811	$ 62,274	$ 91,485
Ferrous Materials	607,631	491,140	-	-	1,098,771
Non-ferrous materials	298,985	6,080	-	-	305,065
Other	36,817	-	-	-	36,817

	$ 965,833	$ 497,220	$ 6,811	$ 62,274	$ 1,532,138

      Accounts payable trade increased $1,580,173 or 15.0% to $12,082,676 as of December 31, 2004 compared to $10,502,503 as of December 31, 2003. Recycling accounts payable increased $663,340 or 76.2% to $1,533,975 as of December 31, 2004 compared to $870,635 as of December 31, 2003. This increase is primarily due to the increase in volume of commodity purchases at respective year-ends and increased commodity purchase prices of both ferrous and non-ferrous materials. Our accounts payable payment policy in the recycling segment is consistent between years.

      CWS accounts payable increased $898,796 or 9.4% to $10,424,908 as of December 31, 2004 compared to $9,526,112 as of December 31, 2003. This change is primarily due to growth of customer locations while maintaining a consistent customer base in the Management Services segment. The timing of year-end vendor payments also contributed to the increase, as we made some vendor payments in early January 2005.

      WESSCO accounts payable increased $18,037 or 17.1% to $123,793 as of December 31, 2004 compared to $105,756 as of December 31, 2003. This change is due to an increase in equipment sales, which is the result of an expansion of the sales staff.

      Working capital decreased $661,837 to a deficit of $934,966 as of December 31, 2004 compared to a deficit of $273,129 as of December 31, 2003. Improved net income of $1,497,194, depreciation of $1,538,161 and proceeds from the exercise of common stock options of $649,585 were positive contributors to working capital in 2004. During 2004, we used these positive working capital contributors to make advance principal payments on debt of $1,917,525, purchase property and equipment of $1,845,073, and make a dividend payment of $353,547.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the year ended December 31, 2004.

Payments due by period

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$1,000,000	$0	$1,000,000	$0	$0
Capital Lease Obligations (2)	830,873	559,038	244,693	27,142	0
Operating Lease Obligations (3)	1,769,955	640,407	1,120,737	8,811	0
Total	$3,600,828	$1,199,445	$2,365,430	$35,953	$0

(1) Note payable to a bank in monthly installments of $15,000 excluding interest at prime (5.25% at 12/31/04) through May 2006 with a balloon payment of $1,000,000, secured by real estate. The monthly installments of $15,000 were paid in advance for the 12 months of 2005.

(2) We have a lease contract for real estate and a building in Seymour, Indiana, which qualifies as a capital lease. This lease requires monthly payments of $3,000 through June 2005. We also lease various pieces of equipment that qualify for capital lease treatment. These lease arrangements require monthly lease payments expiring at various dates through May 2008.

(3) We lease the Louisville, Kentucky facility from a related party under an operating lease expiring December 2007. We have monthly rental payments of $42,106 through December 2007. In the event of a change of control, the monthly payments become $62,500. See Item 1. Business - Related Parties Agreements.

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $2,457 are due through September 2005.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Total revenue increased $17,214,755 or 17.0% to $118,493,994 in 2003 compared to $101,279,239 in 2002. Management services revenue increased $11,301,114 or 14.7% to $88,056,323 in 2003 compared to $76,755,209 in 2002. This change is primarily due to an increase in the number of customer locations managed as well as an increase in volume of solid waste that each customer location produces. Recycling revenue increased $5,685,224 or 25.5% to $27,972,458 in 2003 compared to $22,287,234 in 2002. This change is due to the increase in commodity prices of approximately 21.8% in the ferrous market and 7.3% in the non-ferrous market as well as an increase in the volume of outbound shipments of approximately 14.2% in the ferrous market and 1.2% in the non-ferrous market for the year 2003 compared to the year 2002. Recycling revenue also includes real estate rental of $170,800 for 2003 compared to $0 for 2002 related to the property at 7110 Grade Lane, Louisville, Kentucky acquired in May 2003. Equipment, service and leasing revenue increased $228,417 or 10.2% to $2,465,213 in 2003 compared to $2,236,796 in 2002 due to an increase in equipment leasing.

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

      Selling, general and administrative expenses decreased $521,973 or 8.8% to $5,427,428 in 2003 compared to $5,949,401 in 2002. This change is primarily due to a reduction of personnel and consulting ($175,000), property tax ($164,000), repairs and maintenance ($85,000), advertising and marketing ($41,000), license and miscellaneous fees ($29,000) and insurance ($26,000) expenses. As a percentage of total revenue, selling, general and administrative expenses were 4.6% in 2003 compared to 5.9% in 2002.

      Interest expense increased $93,061 or 43.6% to $306,261 in 2003 compared to $213,200 in 2002 due to the financing of the 7110 Grade Lane property acquired in May 2003. Other expense was $14,789 in 2003 compared to other income of $28,082 in 2002.

      Income tax provision increased $216,560 to $377,953 in 2003 compared to $161,393 in 2002. The effective rate in 2003 was approximately 36% based primarily on the federal and state statutory rates offset partially by the benefit of reducing the deferred tax valuation allowance established the preceding year. Based on 2003 income and anticipated future earnings, the net operating losses giving rise to the deferred tax assets we now expect to fully utilize.  The 2002 net loss before taxes was $2,311.  The tax provision was due to (i) the establishment of a valuation allowance related to deferred tax asset from previously recognized net operating losses based on the uncertainty of the ability to offset those net operating losses against future income, (ii) the tax effect on a previously under-accrued item and (iii) an IRS refund at a less than anticipated amount.

Financial Condition at December 31, 2003 compared to December 31, 2002

      Accounts receivable trade after allowances for bad debt increased $2,250,130 or 33.1% to $9,053,986 in 2003 compared to $6,803,856 in 2002. This change is due to an increase in the billings of the CWS segment during December 2003 compared to December 2002 due to growth of customer locations as well as increases in the volume of shipments and selling prices in the recycling segment.

      Inventory decreased $351,024 or 18.6% to $1,532,138 in 2003 compared to $1,883,162 in 2002. Ferrous inventory at December 31, 2003 was $45,509 lower than December 31, 2002. Non-ferrous inventory was $296,888 lower than December 31, 2003 versus December 31, 2002.

      Accounts payable trade increased $1,826,216 or 21.0% to $10,502,503 in 2003 compared to $8,676,287 in 2002. This change is due to an increase in the purchases of the CWS segment during December 2003 compared to December 2002 due to growth of customer locations as well as increases in the volume of purchases and purchase prices in the recycling segment.

Working capital increased $233,365 to a deficit of $273,129 in 2003 compared to a deficit of $506,494 in 2002.

Inflation and Prevailing Economic Conditions

      To date, inflation has not and is not expected to have a significant impact on our operation in the near term. We have no long-term fixed-price contracts and we believe we will be able to pass through most cost increases resulting from inflation to our customers. We are susceptible to the cyclical nature of the commodity business. In response to these economic conditions, we have focused on the management consulting area of the business and are working to liquidate inventories while we make efforts to enhance gross margins.

Impact of Recently Issued Accounting Standards

      SFAS No. 123R (Revised 2004), Share-Based Payment, will apply to awards we grant or modify after July 1, 2005. We will also record compensation cost as required for prior option grants that vest after that date. The effect of adopting SFAS 123R (Revised 2004) on our consolidated results of operations will depend on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards and, therefore, cannot currently be estimated. Existing outstanding options will not result in additional compensation expense during the second half of fiscal 2005 upon adoption of SFAS 123R since all outstanding options are fully vested. There will be no significant effect on our consolidated financial position since total stockholders' equity will not be impacted.

      SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4, will require that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges. Additionally, Statement 151 will require that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our adoption of Statement 151 will have no significant impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Fluctuating commodity prices affect market risk in our recycling segment. We mitigate this risk by selling our product on a monthly contract basis. Each month we negotiate selling prices for all commodities. Based on these monthly agreements, we determine purchase prices based on a margin needed to cover processing and administrative expenses.

      We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2004, variable rate borrowings consisted of outstanding borrowings of $1 million under our credit agreement. Borrowings on our credit agreement bear interest at the prime rate. Any increase in prime rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2005, a hypothetical increase or decrease in the prime rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $10,000 per year, with a corresponding change in cash flows.

Item 8. Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements required to be included in this Item 8 are set forth in Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Based on the evaluation of the ISA Chief Executive Officer and the ISA Chief Financial Officer of our disclosure controls and procedures as of December 31, 2004, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15 and 15(d) - 15(e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls over financial reporting.

There have been no significant changes to ISA's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting subsequent to September 30, 2004.

Item 9B. Other Information.

None

PART III

Item 10. ISA Directors and Executive Officers. *

Item 11. Executive Compensation *

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters. *

Item 13. Certain Relationships and Related Transactions. *

Item 14. Principal Accountant Fees and Services. *

* The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2005 Annual Meeting of Shareholders of ISA which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after ISA's year end for the year covered by this report under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

(a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:

(a)(2) Consolidated Financial Statement Schedules.

Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.......................................................................................... F-29

(a)(3) List of Exhibits

      Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report. The Management Agreement and the Consulting Agreement required to be filed as exhibits to this Form 10-K pursuant to Item 14(c) are noted by an asterisk (*) in the Index to Exhibits.

(b) Exhibits.

The exhibits listed on the Index to Exhibits are filed as a part of this report.

(c) Consolidated Financial Statement Schedules.

Schedule II--Valuation and Qualifying Accounts for the year ended December 31, 2004, 2003 and 2002 is incorporated by reference at page F-29 of the ISA Consolidated Financial Statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated: March 31, 2005	By : /s/ Harry Kletter
Harry Kletter, Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief	March 31, 2005
Harry Kletter	Executive Officer (Principal Executive Officer)

/s/ Alan L. Schroering	Chief Financial Officer	March 31, 2005
Alan L. Schroering	(Principal Financial Officer and
Principal Accounting Officer)

/s/ David W. Lester	Director	March 31, 2005
David W. Lester

/s/ Orson Oliver	Director	March 31, 2005
Orson Oliver

/s/ Roman Epelbaum	Director	March 31, 2005
Roman Epelbaum

/s/ Bob Cuzzort	Director	March 31, 2005
Bob Cuzzort

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of ISA is incorporated by reference to Exhibit 3.1 of ISA's report of Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of ISA are incorporated by reference to Exhibit 3.2 of ISA's report on Form 10-KSB for the year ended December 31, 1995.

10.1	**

Independent Consulting Services Agreement, dated as of March 31, 1995, and executed on June 25, 1996, by and between ISA and Douglas I. Maxwell, III ("Maxwell"), is incorporated by reference to Exhibit 4(a) of ISA Statement on Form S-8 of the Registration, filed on June 26, 1996 (File No. 333-06915).

10.2	**

Confidential Information and Non-Competition Agreement Independent Contractor, dated as of March 31, 1995, and executed on June 26, 1996, by and between ISA and Maxwell, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of ISA, filed on June 26, 1996 (File No. 333-06915).

10.3	**

Stock Option Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between ISA and Maxwell, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of ISA, filed on June 26, 1996 (File No. 333-06915).

10.4	**

Independent Consulting Services Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between ISA and Neil C. Sullivan ("Sullivan"), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of ISA, filed on June 26, 1996 (File No. 333-06909).

10.5	**

Confidential Information and Non-Competition Agreement Independent Contractor, dated as of March 31, 1995, and executed on June 26, 1996, by and between ISA and Sullivan, is incorporated by reference to Exhibit 10.1 of Registration Statement on Form S-8 of ISA, filed on June 26, 1996 (File No. 333-06909).

10.6	**

Stock Option Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between ISA and Sullivan, is incorporated by reference to Exhibit 4(b) of Registration Statement on Form S-8 of ISA, filed on June 26, 1996 (File No. 333-06909).

10.7	**

Acquisition of Assets Agreement, dated as of July 1, 1997, by and between ISA and The Metal Center set forth in an Asset Purchase Agreement, is incorporated by reference, as the sole Exhibit on Form 8-K of ISA, filed July 15, 1997 (File No. 0-20979).

10.8	**

Assignment of Contracts, dated September 4, 1997, by and between ISA and MGM Services, Inc. is incorporated by reference to Exhibit 10.11 of ISA's report on Form 10-K for the year ended December 31, 1997.

10.9	**	Employment Agreement, dated as of October 15, 1997, by and between ISA and Garber is incorporated by reference to Exhibit 10.12 of ISA's report on Form 10-K for the year ended December 31, 1997.

10.10	**	Lease Agreement, dated January 1, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.11	**	Consulting Agreement, dated as of January 2, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.12	**

Amendment to Employment Agreement, dated as of February 5, 1998, by and between ISA and Garber, amending original agreement dated October 15, 1997 is incorporated by reference to Exhibit 10.15 of ISA's report on Form 10-K for the year ended December 31, 1997.

10.13	**

Stock Option Agreement, effective as of October 31, 1997, by and between ISA and Glenn Bierman is incorporated by reference herein to Exhibit 10.13 of ISA's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.14	**

Stock Option Agreement, effective as of October 27, 1997, by and between ISA and Sean Garber is incorporated by reference herein to Exhibit 10.14 of ISA's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.15	**

Stock Option Agreement, effective as of October 31, 1997, by and between ISA and Sean Garber is incorporated by reference herein to Exhibit 10.15 of ISA's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.16	**

Amendment No. 1 to Option Agreement, effective as of February 5, 1998, by and between ISA and Sean Garber is incorporated by reference herein to Exhibit 10.16 of ISA's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.17	**

Stock Option Agreement, effective as of February 16, 1998, by and between ISA and Harry Kletter is incorporated by reference herein to Exhibit 10.17 of ISA's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.18	**

Consulting Agreement, dated as of June 2, 1998, by and between ISA and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.18 of ISA's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.19	**

Consulting Agreement, dated as of June 2, 1998, by and among ISA, Joseph Charles & Associates, Inc. and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.19 of ISA's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.20	**

Asset Purchase Agreement, effective as of June 1, 1998, by and among ISA, ISA Indiana, Inc., R.J. Fitzpatrick Smelters, Inc., and R.K. Fitzpatrick and Cheryl Fitzpatrick is incorporated by reference herein to Exhibit 10.20 of ISA's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.21	**

Lease Agreement, effective June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.21 of ISA's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.22	**

Environmental Indemnity Agreement, effective as of June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.22 of ISA's report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.23	**

Promissory Note dated May 8, 1997, from Registrant to Bank of Louisville in the original principal amount of $2,000,000.00 is incorporated by reference herein to Exhibit 10.23 of ISA's report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.24	**

Loan Agreement dated November 30, 2000, by and between ISA and Bank of Louisville is incorporated by reference herein to Exhibit 10.24 of ISA's report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.25	**

Change in Terms Agreement dated November 30, 2000, by and between ISA and Bank of Louisville is incorporated by reference herein to Exhibit 10.25 of ISA's report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.26	**

Change in Terms Agreement dated March 26, 2001, by and between ISA and Bank of Louisville is incorporated by reference herein to Exhibit 10.26 of ISA's report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.27	**	Penske Lease and Purchase Agreement effective July 8, 2003, for three years at a rental of $3,000 per month with an option to purchase for $425,000.

10.28	**	Stock Option Agreement, dated June 11, 1996, by and between ISA and R. Jerry Falkner, is incorporated by reference to Exhibit 10.3 of ISA's report on Form 10-K for the year ended December 31, 1996.

10.29	**

Stock Option Agreement, dated March 1, 2000, by and between ISA and Andrew M. Lassak and related letter agreement dated November 3, 1999 is incorporated by reference herein to Exhibit 10.29 of ISA's report on Form 10-K for the year ended December 31, 2003, as filed on March 4, 2004.

10.30	**

Contract of Purchase, dated March 24, 2004, by and between the Southern States Cooperative, Incorporated and the Harry Kletter Family Limited Partnership (HKFLP), as assigned by assignment of contract of purchase, dated April 24, 2004 from HKFLP to ISA Real Estate, LLC is incorporated by reference herein to Exhibit 10.30 of ISA's report on Form 10-K for the year ended December 31, 2003, as filed on March 4, 2004.

10.31	**

Lease, dated April 30, 2004, from ISA Real Estate, LLC to Southern States Cooperative, Incorporated is incorporated by reference herein to Exhibit 10.31 of ISA's report on Form 10-K for the year ended December 31, 2003, as filed on March 4, 2004.

10.32		Promissory Note from K & R, LLC, in favor of ISA, in the principal amount of $302,160.00, dated March 25, 2005, and effective December 31, 2004.

11		Statement of Computation of Earnings Per Share (See Note 9 to Notes to Consolidated Financial Statements).

31.1		Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K for the year ended December 31, 2004.

31.2		Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K for the year ended December 31, 2004.

32.1		Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-K for the year ended December 31, 2004.

*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K under the Securities Act of 1933, as amended.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	2

CONSOLIDATED STATEMENTS OF OPERATIONS	3

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	4

CONSOLIDATED STATEMENTS OF CASH FLOWS	5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	6

SUPPLEMENTARY INFORMATION

VALUATION AND QUALIFYING ACCOUNTS	29

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiaries
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.

Also, in our opinion, the related consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Crowe Chizek and Company LLC

Louisville, Kentucky
January 28, 2005, except for Notes 3 and 6, as to which the date is March 25, 2005

____________________________________________________________________________________
1.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2004 and 2003

_________________________________________________________________________________________________

	2004	2003
ASSETS
Current assets
Cash	$ 1,129,690	$ 662,772
Accounts receivable - trade (after allowance for doubtful
accounts of $75,000 in 2004 and $60,000 in 2003) (Notes 1, 2 and 3)	8,577,328	9,053,986
Income tax refund receivable	220,325	-
Net investment in sales-type leases (Note 5)	83,744	79,754
Inventories (Notes 1, 2 and 3)	2,152,374	1,532,138
Deferred income taxes (Note 4)	84,251	110,700
Other	71,905	185,768
Total current assets	12,319,617	11,625,118

Net property and equipment (Notes 1, 2 and 3)	7,600,941	7,487,901

Other assets
Net investment in sales-type leases (Note 5)	124,494	208,238
Notes receivable - related party (Note 6)	302,160	-
Goodwill (Note 1)	560,005	560,005
Other assets	172,194	106,949
	1,158,853	875,192

	$ 21,079,411	$ 19,988,211

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt (Note 3)	-	845,383
Current maturities of capital lease obligations (Note 8)	559,038	159,073
Accounts payable	12,082,676	10,502,503
Income tax payable	-	27,280
Other current liabilities	612,869	364,008
Total current liabilities	13,254,583	11,898,247

Long-term liabilities
Long-term debt (Note 3)	1,000,000	2,917,525
Capital lease obligations (Note 8)	271,835	830,873
Deferred income taxes (Note 4)	632,974	324,400
	1,904,809	4,072,798

Commitments (Note 8)

Shareholders' equity
Common stock, $.01 par value: 10,000,000 shares authorized,
4,255,000 and 3,935,000 shares issued in 2004 and 2003, respectively
3,575,468 and 3,205,800 shares outstanding in 2004 and 2003,
respectively	21,275	19,675
Additional paid-in capital	2,656,891	1,950,221
Retained earnings	3,944,814	2,801,167
Treasury stock at cost, 679,532 and 729,200 shares in 2004 and 2003	(702,961)	(753,897)
	5,920,019	4,017,166

	$ 21,079,411	$ 19,988,211

__________________________________________________________________________________________________
See accompanying notes to consolidated financial statements.
2.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2004, 2003 and 2002

____________________________________________________________________________________________

	2004	2003	2002

Revenue from services	$ 93,275,079	$ 88,056,323	$ 76,755,209
Revenue from product sales	46,312,997	30,437,671	24,524,030
Total Revenue	139,588,076	118,493,994	101,279,239

Cost of goods sold for services	89,443,927	83,932,014	73,265,395
Cost of goods sold for product sales	41,942,233	27,820,992	21,974,551
Total Cost of goods sold	131,386,160	111,753,006	95,239,946

Selling, general and administrative	5,564,023	5,427,428	5,799,485
Property tax assessment (Note 13)	-	-	149,916
	5,564,023	5,427,428	5,949,401

Income before other income (expense)	2,637,893	1,313,560	89,892

Other income (expense)
Interest expense	(191,586)	(306,261)	(213,200)
Interest income	56,783	49,834	86,353
Gain (loss) on sale of assets	(15,727)	4,015	6,562
Other income (expense), net	21,832	(14,789)	28,082
	(128,698)	(267,201)	(92,203)

Income (loss) before income taxes	2,509,195	1,046,359	(2,311)

Income tax provision (Note 4)	1,012,001	377,953	161,393

Net income (loss)	$ 1,497,194	$ 668,406	$ (163,704)

Basic earnings (loss) per share	$ .43	$ .21	$ (.05)

Diluted earnings (loss) per share	$ .42	$ .21	$ (.05)

_____________________________________________________________________________________________
See accompanying notes to consolidated financial statements.
3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years ended December 31, 2004, 2003 and 2002

______________________________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of January 1, 2002	3,915,000	$19,575	$1,925,321	$2,296,465	(594,200)	$ (582,123)	$3,659,238

Repurchase of common stock	-	-	-	-	(91,200)	(106,625)	(106,625)

Net loss	-	-	-	(163,704)	-	-	(163,704)

Balance as of December 31, 2002	3,915,000	19,575	1,925,321	2,132,761	(685,400)	(688,748)	3,388,909

Exercise of common stock options	20,000	100	24,900	-	-	-	25,000

Repurchase of common stock	-	-	-	-	(43,800)	(65,149)	(65,149)

Net income	-	-	-	668,406	-	-	668,406

Balance as of December 31, 2003	3,935,000	19,675	1,950,221	2,801,167	(729,200)	(753,897)	4,017,166

Exercise of common stock options and related tax benefits	320,000	1,600	647,985	-	-	-	649,585

Treasury stock distribution to employees	-	-	58,685	-	49,668	50,936	109,621

Cash dividend paid ($0.10 per share)	-	-	-	(353,547)	-	-	(353,547)

Net income	-	-	-	1,497,194	-	-	1,497,194

Balance as of December 31, 2004	4,255,000	$21,275	$2,656,891	$3,944,814	(679,532)	$ (702,961)	$5,920,019

_______________________________________________________________________________________________________________________________________________
See accompanying notes to consolidated financial statements.
4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2004, 2003 and 2002

________________________________________________________________________________________________

	2004	2003	2002
Cash flows from operating activities
Net income (loss)	$ 1,497,194	$ 668,406	$ (163,704)
Adjustments to reconcile net income (loss) to
net cash from operating activities
Depreciation and amortization	1,538,161	1,749,399	1,731,748
Stock distribution to employees	109,621	-	-
Deferred income taxes	335,023	260,023	122,077
Tax benefit of stock options exercised	213,444	-	-
Provision for doubtful accounts	-	15,509	1,415
(Gain) loss on sale of property and equipment	15,727	(4,015)	(6,562)
Change in assets and liabilities
Receivables	472,524	(2,254,912)	(35,672)
Net investment in sales-type leases	79,754	42,951	(14,025)
Inventories	(445,279)	399,683	66,604
Other assets	(167,573)	152,070	(127,839)
Accounts payable	1,580,173	1,826,216	(486,504)
Other current liabilities	221,581	37,368	(12,000)
Net cash from operating activities	5,450,350	2,892,698	1,075,538

Cash flows from investing activities
Proceeds from sale of property and equipment	3,188	627,400	91,255
Purchases of property and equipment	(1,845,073)	(2,692,673)	(1,561,527)
Advances to related party	(302,160)	-	-
Net cash from investing activities	(2,144,045)	(2,065,273)	(1,470,272)

Cash flows from financing activities
Net borrowings (payments) on note payable to bank	-	(1,750,000)	750,000
Payments on capital lease obligation	(159,073)	(129,852)	(63,872)
Proceeds from long-term debt	-	1,515,779	1,415,865
Payments on long-term debt	(2,762,908)	(1,390,459)	(747,351)
Proceeds from exercise of common stock options	436,141	25,000	-
Payment of cash dividend	(353,547)	-	-
Purchases of common stock	-	(65,149)	(106,625)
Net cash from financing activities	(2,839,387)	(1,794,681)	1,248,017
Net change in cash	466,918	(967,256)	853,283
Cash at beginning of year	662,772	1,630,028	776,745

Cash at end of year	$ 1,129,690	$ 662,772	$ 1,630,028

Supplemental disclosure of cash flow information
Cash paid for interest	$ 191,586	$ 306,261	$ 211,019
Cash paid (refunded) for taxes	710,384	(11,057)	97,462

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased under capital leases	-	285,000	757,835
Non-cash refinancing of loans	-	-	1,084,135

______________________________________________________________________________________________________
See accompanying notes to consolidated financial statements.
5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Industrial Services of America, Inc. and its subsidiaries (ISA) provide products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. Our management services division represents contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. Our customers and subcontractors are located throughout the United States, Canada, Puerto Rico and Mexico. Our ISA recycling division purchases and sells ferrous and nonferrous materials and fiber scrap on a daily basis at our two wholly owned subsidiaries, ISA Recycling, LLC (located in Louisville, Kentucky) and ISA Indiana, Inc. (serving southern Indiana). Our ISA Recycling division purchases ferrous and nonferrous metals, cardboard and paper on a daily basis. Our waste equipment sales and services division (WESSCO) installs or repairs equipment and rental equipment on a same day basis. Each of our segments bills separately for its products or services and we don't typically bundle products or services to individual customers. The products or services have value to the customer on a standalone basis.

Revenue Recognition: ISA records revenue for its recycling and equipment sales divisions upon delivery of the related materials and equipment to the customer. We provide installation and training on all equipment and we charge these costs to the customer, recording revenue in the period we provide the service. We are the middleman in the sale of the equipment and not a manufacturer. Any warranty is the responsibility of the manufacturer and therefore we make no estimates for warranty obligations. Allowances for equipment returns are made on a case-by-case basis. Historically, returns of equipment have not been material.

Our management services division provides our customers evaluation, management, monitoring, auditing and cost reduction of our customers' non-hazardous solid waste removal activities. We recognize revenue related to the management aspects of these services when we deliver the services. We record revenue related to this activity on a gross basis because we are ultimately responsible for service delivery, have discretion over the selection of the specific service provided and the amounts to be charged, and are directly obligated to the subcontractor for the services provided. We are an independent contractor. If we discover that third party service providers have not performed, either by auditing of the service provider invoices or communications from our customers, we the resolve the service delivery dispute directly with the third party service supplier.

_____________________________________________________________________________________
(Continued)
6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In our management services division, the customer contacts us for service. We determine the type of waste removal service required to meet the customer's needs, and we use our discretion to choose from a selection of approved third party service suppliers. Upon our authorization, the third party service supplier uses its own trucking to remove waste materials from the customer's location. We pay the third party service suppliers on several different payment terms after we have received payment from the customers who are billed monthly. We recognize revenue after assessing the satisfactory performance of the service by the third party service supplier. Assessment includes our review of landfill weight tickets provided by the third party service supplier documenting completion of the contracted service.

We record sales-type leases at the net present value of future minimum lease payments. Interest income related to the lease is recognized over the life of the lease. At the inception of the lease, any difference between the net present value of future cash flows and the basis of the leased asset (carrying value plus initial direct costs, less present value of any residual) is recorded as a gain or loss.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $75,000 and $60,000 at December 31, 2004 and 2003, respectively. Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions. Interest is not normally charged on receivables. Potential credit losses from our significant customers could adversely affect our results of operations or financial condition. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings. We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.

Major Customer: We derive a significant portion of our revenues from one primary customer, The Home Depot, accounting for approximately 51%, 57% and 57% of 2004, 2003 and 2002 total revenues, respectively. The revenue from this customer represented approximately 76%, 77% and 75% of CWS revenues in 2004, 2003 and 2002, respectively. At December 31, 2004 and 2003, amounts due from this customer were $5,318,354 and $4,529,753, respectively.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ISA Indiana, Inc. and ISA Recycling, LLC. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

_____________________________________________________________________________________
(Continued)
7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002
____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Control: The Company conducts significant levels of business (see Note 6) with K&R, LLC, Inc. (K&R), which is owned by the Company's principal shareholder. Because these entities are under common control, operating results or financial position of the Company may be materially different from those that would have been obtained if the entities were autonomous.

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

Inventories: Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We would recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. We would record the loss in cost of goods sold in the period during which we identified the loss.

Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be torched, sheared or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities by gross ton. Ferrous inventory of $1,140,805 at December 31, 2004 was comprised of $326,917 in raw materials and $813,888 of finished goods. Non-ferrous inventory of $870,039 at December 31, 2004 was comprised of $207,795 in raw materials and $662,244 of finished goods.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Other inventory includes cardboard and baling wire. Inventories as of December 31, 2004 and 2003 consist of the following:

	2004	2003
Ferrous materials	$ 1,140,805	$ 1,098,771
Non-Ferrous materials	870,039	305,065
Waste Equipment Machinery	118,248	91,485
Other	23,282	36,817

	$2,152,374	$1,532,138

_____________________________________________________________________________________
(Continued)
8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment: Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property. Assets under capital lease obligations are amortized over the term of the capital lease.

Property and equipment as of December 31, 2004 and 2003 consist of the following:

	Life	2004	2003

Land		$ 1,311,661	$ 1,311,661
Equipment and vehicles	1-10 years	8,336,350	7,626,260
Office equipment	1-7 years	1,730,845	1,553,209
Rental equipment	3-5 years	2,498,692	2,444,594
Building and leasehold improvements	5-40 years	2,174,776	1,892,094
		16,052,324	14,827,818

Less accumulated depreciation and
amortization		8,451,383	7,339,917

		$ 7,600,941	$ 7,487,901

Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $1,538,161, $1,698,219 and $1,579,392. Of the $1,538,161 depreciation expense recognized in 2004, $1,201,210 was recorded in cost of sales, and $336,951 was recorded in general and administrative expense.

A typical term of our rental equipment leases is five years. The revenue stream is based on monthly usage and recognized in the month of usage. We record purchased rental equipment, including all installation and freight charges, as a fixed asset. We are typically responsible for all repairs and maintenance expenses on rental equipment. Based on existing agreements, future operating lease revenue for each of the next five years are estimated to be:

2005		$ 1,094,688
2006		868,472
2007		643,777
2008		431,910
2009		220,210
		$ 3,259,057

_____________________________________________________________________________________
(Continued)
9.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002
____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Repair and maintenance expenditures for rental equipment are expensed in the period they occur. Repair and maintenance expense on rental equipment was approximately $91,000 for 2004, $56,000 for 2003, and $99,000 for 2002.

We regularly review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the year ended December 31, 2004, we determined no impairment existed.

Goodwill and Other Intangible Assets: The Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2003 did not have a significant effect on 2004 or 2003 net income. Under the new standard, goodwill and certain intangible assets are no longer amortized but are assessed at least annually for impairment with any such impairment recognized in the period identified. We perform our annual goodwill impairment test internally at December 31 and at the level of the recycling reporting unit to which all the goodwill is related. We determine whether to impair goodwill by comparing the fair value of the recycling reporting unit as a whole (the present value of expected cash flows) to its carrying value including goodwill. Since the recycling reporting unit's fair value has historically exceeded its carrying value, no further computations have been required.

The Company's only identified intangible asset consisted of non-compete agreements which were fully amortized in May 2003. Non-compete agreements were amortized using the straight-line method over the benefit period of 5 years.

Amortization of non-compete agreements aggregated $51,180 and $152,356 for the years ended December 31, 2003 and 2002, respectively.

Income Taxes: Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Statement of Cash Flows: The statement of cash flows has been prepared using a definition of cash that includes deposits with original maturities of three months or less.

_____________________________________________________________________________________
(Continued)
10.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share: Basic earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of stock options.

Stock Option Plans: During the years ended December 31, 2003 and 2002 we granted options to purchase shares of our common stock to several of the Company's officers and outside directors. We apply APB Opinion No. 25 in accounting for our employees' stock option agreements. Compensation costs are not recognized unless the exercise price of the options is below the market value on the date of grant. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of SFAS No. 123 was used for stock-based compensation. There was no compensation charged to operations in 2004, 2003, and 2002 related to these options.

The Company has an employee stock option plan under which the Company may grant options for up to 400,000 shares of common stock, which are reserved by the board of directors for issuance of stock options. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term of the option is five years.

_____________________________________________________________________________________
(Continued)
11.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2004	2003	2002

Net income (loss)

Net income (loss), as reported	$ 1,497,194	$ 668,406	$ (163,704)
Stock-based compensation
expense, net of tax	-	(45,000)	(22,800)
Net income (loss), pro forma	$ 1,497,194	$ 623,406	$ (186,504)

Basic earnings (loss) per share

As reported	$ .43	$ .21	$ (.05)

Pro forma	$ .43	$ .19	$ (.05)

Diluted earnings (loss) per share

As reported	$ .42	$ .21	$ (.05)

Pro forma	$ .42	$ .19	$ (.05)

The above pro forma information is based on an estimated fair value of these stock options as of the date of grant using a Black-Scholes option pricing method with the following weighted average assumptions for 2003 and 2002:

Description	2003	2002
Dividend%	0%	0%
Time to expiration (yrs)	5	5
Volatility factor	.94	.54
Annual Interest rate %	3.5%	4.25%

No options were granted in 2004.

_____________________________________________________________________________________
(Continued)
12.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

_____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2004, 2003 and 2002:

	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price Per Share	Maximum Remaining Term of Options Granted	Weighted Average Grant Date Fair Value of Options
Balance as of January 1, 2002	849,500	$1.72	$0.50 to $3.00	1 to 5 years	$1.24

Granted	80,000	$1.25	$1.25	5 years	$0.48

Expired	(290,000)	$1.12	$0.50 to $1.25	-	-

Balance as of December 31, 2002	639,500	$1.96	$1.25 to $3.00	1 to 5 years	$1.20

Granted	120,000	$1.25	$1.25	5 years	$0.63

Exercised	(20,000)	$1.25	1.25	-	-

Expired	(148,500)	$2.31	$1.25 to $3.00	-	-

Balance as of December 31, 2003	591,000	$1.75	$1.25 to $3.00	1 to 5 years	$1.12

Exercised	(320,000)	$1.41	$1.41	-	-

Expired	(231,000)	$2.31	$1.25 to $3.00	-	-

Balance as of December 31, 2004	40,000	$1.25	$1.25	1 to 3 years	$1.21

As of December 31, 2004, the 40,000 options outstanding have an exercise price of $1.25 and a weighted-average remaining contractual life of 2.40 years.

_____________________________________________________________________________________
(Continued)
13.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments: We estimate the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2004 and 2003, the estimated fair value of our financial instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the prime rate. There is no readily available market by which to determine fair market value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year presentation with no effect on previously reported net income (loss) or shareholders' equity.

Impact of Recently Issued Accounting Standards:  SFAS No. 123R (Revised 2004), Share-Based Payment, will apply to awards we grant or modify after July 1, 2005. We will also record compensation cost as required for prior option grants that vest after that date. The effect of adopting SFAS 123 (revised 2004) on our consolidated results of operations will depend on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards and, therefore, cannot currently be estimated. Existing outstanding options will not result in additional compensation expense during the second half of fiscal 2005 upon adoption of SFAS 123R since all outstanding options are fully vested. There will be no significant effect on our consolidated financial position since total stockholders' equity will not be impacted.

SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4, will require that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges. Additionally, this Statement will require that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our adoption of this Statement will have no significant effect on our consolidated financial statements.

_____________________________________________________________________________________
(Continued)
14.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

_____________________________________________________________________________________

NOTE 2 - NOTE PAYABLE TO BANK

At December 31, 2004, ISA had a $3.8 million revolving line of credit collateralized by all ISA assets. There was no borrowing against the line at December 31, 2004 and 2003. Interest is payable monthly on the outstanding principal balance, if any, at the bank's prime rate less one eighth (5.125% at December 31, 2004). On January 14, 2005, the previous $3.8 million revolving line of credit was replaced with a new $5.0 million senior revolving credit facility that expires in January 2008. This line of credit is subject to the same debt covenants and is cross-collateralized with the long-term debt described in Note 3.

_____________________________________________________________________________________
(Continued)
15.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31, 2004 and 2003 consists of the following:

	2004	2003

Note payable to a bank as amended February 24, 2005 with interest at the bank's prime rate (5.25% and 4.00% at December 31, 2004 and 2003, respectively). Required monthly principal payments have been paid in advance through December 2005. Accrued interest is payable monthly. Monthly principal and interest payments of $15,000 resume January 2006 with the remaining principal balance due May 2006;; secured by real estate.

	$ 1,000,000	$ 1,380,000

Note payable to a bank in monthly installments of $30,000 including interest at the bank's prime rate (4.00% at December 31, 2003). Paid in full in 2004.	-	713,974

Note payable to a bank in monthly installments of $34,997 including interest at 6.75%. Paid in full in 2004.	-	1,630,724

Note payable to a bank in monthly installments of $818 including interest at 6.00%. Paid in full in 2004.	-	24,136

Note payable to a bank in monthly installments of $271 including interest at 4.59%. Paid in full in 2004.	-	14,074

	1,000,000	3,762,908

Less current maturities	-	845,383

	$ 1,000,000	$ 2,917,525

_____________________________________________________________________________________
(Continued)
16.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 3 - LONG-TERM DEBT (Continued)

The terms of the loan agreements place certain restrictive covenants on ISA, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratios. At December 31, 2004, ISA was in compliance with all restrictive covenants.

NOTE 4 - INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Federal
Current	$ 448,275	$28,209	$ 19,504
Deferred	343,916	334,300	11,100
Valuation	-	(52,261)	52,261
	792,191	310,248	82,865

State
Current	228,703	89,721	19,812
Deferred	(8,893)	(10,400)	47,100
Valuation	-	(11,616)	11,616
	219,810	67,705	78,528

	$1,012,001	$377,953	$ 161,393

A reconciliation of income taxes at the statutory rate to the reported provision (benefit) is as follows:

	2004	2003	2002

Federal income tax (benefit) at statutory rate	$853,127	$ 355,762	$ (786)
State and local income taxes (benefit), net of
federal income tax effect	145,074	59,215	(179)
Change in valuation allowance	-	(63,877)	63,877
Expired stock options	-	-	87,825
IRS refund and adjustment	-	18,941	19,504
Other differences, net	13,800	7,912	(8,848)

	$1,012,001	$ 377,953	$ 161,393

_____________________________________________________________________________________
(Continued)
17.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 4 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2004 and 2003 are as follows:

	2004	2003
Deferred tax liabilities
Tax depreciation in excess of book	$ 792,578	$ 676,250
Tax amortization in excess of book	67,200	41,850
Gross deferred tax liabilities	859,778	718,100
Deferred tax assets
Property taxes	43,492	37,301
Accrued vacation	-	4,410
Allowance for doubtful accounts	32,366	25,050
Book amortization in excess of tax	226,804	277,190
Net operating loss carryforward	-	22,229
Alternative minimum tax credit carryforwards	-	126,751
Contribution carryforward	-	5,531
Inventory capitalization	8,393	5,938
Gross deferred tax assets	311,055	504,400

Net deferred tax liabilities	$ (548,723)	$ (213,700)

NOTE 5 - SALES-TYPE LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees.

_____________________________________________________________________________________
(Continued)
18.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 5 - SALES-TYPE LEASES (Continued)

Future lease payments receivable under sales-type leases at December 31, 2004 are as follows:

2005		$92,133
2006		83,103
2007		46,678

	Minimum lease payments receivable	221,914
	Less unearned income	(13,676)

	Net investment in sales-type leases	208,238
	Less current portion	(83,744)

		$ 24,494

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company's principal shareholder and an affiliated company owned by the Company's principal shareholder (K&R). A summary of these transactions is as follows:

	2004	2003	2002
Balance sheet accounts:
Accounts receivable	$ -	$ 7,441	$ 26,399

Notes receivable	$ 302,160	$ -	$ -

Deposits (included in other long-term assets)	$ 62,106	$ 62,106	$ -

Income statement activity:
Rent expense	$ 505,272	$ 505,272	$ 450,000
Consulting fees	$ 240,000	$ 240,000	$ 240,000

The Company's Chairman is compensated through consulting fees shown above, under a consulting agreement with K&R.

The Company leases its corporate offices, processing property and buildings in Louisville, Kentucky for $42,106 per month from K&R pursuant to the K&R Lease. Deposits include one month of rent in advance in the amount of $42,106. In 2004, we paid for repairs totaling $302,160

_____________________________________________________________________________________
(Continued)
19.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

that we made to the buildings and property that we lease from K&R, located at 7100 Grade Lane, Louisville, Kentucky. K&R executed an unsecured promissory note, dated March 25, 2005, but effective December 31, 2004, to us for the principal sum of $302,160. K&R will make payments on the promissory note of principal and interest in ninety-six (96) monthly installments of $3,897.66 each commencing January 2005. The rate of interest is five and one-half percent (5.5%) per annum. Failure of K&R to make any payment when due under this note within fifteen (15) days of its due date shall constitute a default. After the fifteen day period, the note shall bear interest at a rate equal to fifteen percent (15%) per annum and we have the right to exercise our remedies to collect full payment of the note.

We anticipate that an increase in our rent payable to K&R will result from the improvements made to the leases property. Currently, the lease from K&R to us provides K&R with the ability to adjust rent for improvements to the leases premises. To date, K&R and we have not agreed on any adjustment to rent.

The Company entered into an agreement with K&R for consulting services related to the scrap metal and paper recycling operations and related equipment sales and services. The agreement expires on December 31, 2007 and requires that we make annual payments to K&R of $240,000 in equal monthly installments of $20,000. Deposits include one month of consulting services in advance in the amount of $20,000.

NOTE 7 - EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute a maximum of 15% of their annual salary. Under the plan, the Company matches 25% of each employee's voluntary contribution up to 6% of their gross salary. The expense under the plan for 2004, 2003 and 2002 was $28,950, $31,427 and $33,681, respectively.

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

_____________________________________________________________________________________
(Continued)
20.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 8 - LEASE COMMITMENTS (Continued)

The Company leases a facility in Dallas, Texas for management services operations. The agreement provides that monthly payments of $2,457 are due through September 2005. The Company also leases other machinery and equipment under operating leases which expire through February 2009.

Future minimum lease payments for operating leases as of December 31, 2004 are as follows:

	2005	$ 640,407
	2006	566,214
	2007	562,521
	2008	53,554
	2009	15,244

	Future minimum lease payments	$ 1,837,940

Total rent expense for the years ended December 31, 2004, 2003 and 2002 was $773,139, $863,178 and $856,386, respectively.

Capital Leases:

The Company has a lease contract for real estate and a building in Seymour, Indiana which qualifies as a capital lease. This lease requires monthly payments of $3,000 through June 2005, when the Company intends to exercise a purchase option of $425,000 with respect to the property. On July 8, 2002, we made a deposit payment of $25,000. In June 2005, we intend to make a final payment of $400,000 to exercise the purchase option.

The Company leases various pieces of equipment which qualify as capital leases. These lease arrangements require monthly lease payments expiring at various dates through May 2008.

The following is a summary of assets held under capital leases which is included in property and equipment:

	2004	2003

Real estate	$ 446,500	$ 446,500
Equipment	741,335	741,335
	1,187,835	1,187,835

Less accumulated depreciation	191,823	96,260

	$ 996,012	$ 1,091,575

_____________________________________________________________________________________
(Continued)
21.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 8 - LEASE COMMITMENTS (Continued)

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at December 31, 2004.

2005	590,007
2006	131,207
2007	131,207
2008	27,550

Total future minimum lease payments	879,971
Less amount representing interest	(49,098)

Present value of net minimum
lease payments	830,873
Less current portion	(359,038)

Capital Lease Obligations	$ 271,835

NOTE 9 - PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2004	2003	2002

Basic earnings per share
Net income (loss)	$ 1,497,194	$ 668,406	$ (163,704)
Weighted average shares outstanding	3,473,887	3,214,022	3,301,204

Basic earnings per share	$ .43	$ .21	$ (.05)

Diluted earnings per share
Net income (loss)	$ 1,497,194	$ 668,406	$ (163,704)

Weighted average shares outstanding	3,473,887	3,214,022	3,301,204
Add dilutive effect of assumed exercising of stock options	118,912	27,636	-
Diluted average shares outstanding	3,592,799	3,241,658	3,301,204

Diluted earnings per share	$ .42	$ .21	$ (.05)

_____________________________________________________________________________________
(Continued)
22.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 10 - SEGMENT INFORMATION

The Company's operations include three primary segments: ISA Recycling, Computerized Waste Systems (CWS), and Waste Equipment Sales & Service (WESSCO). ISA Recycling provides products and services to meet the needs of its customers related to ferrous, non-ferrous and fiber recycling at two locations in the Midwest. CWS provides waste disposal services including contract negotiations with service providers, centralized billing, invoice auditing, and centralized dispatching. WESSCO sells, leases, and services waste handling and recycling equipment.

The Company's three reportable segments are determined by the products and services that each offers. The recycling segment generates its revenues based on buying and selling of ferrous, non-ferrous and fiber scrap; CWS's revenues consist of charges to customers for waste disposal services; and WESSCO sales and lease income comprise the primary source of revenue for this segment. The components of the column labeled "other" are selling, general and administrative expenses that are not directly related to the three primary segments.

The accounting policies of the three segments are the same as those described in the summary of significant accounting policies (Note 1). We evaluate segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2004
Recycling revenues	$ 43,262,813	$ -	$ -	$ -	$ 43,262,813
Equipment sales, services
and leasing revenues	-	-	3,050,184	-	3,050,184
Management fees	-	93,275,079	-	-	93,275,079
Cost of goods sold	(40,129,036)	(89,443,927)	(1,813,197)	-	(131,386,160)
Selling, general and
administrative expenses	(846,631)	(1,862,000)	(588,882)	(2,266,510)	(5,564,023)

Segment profit (loss)	$ 2,287,146	$ 1,969,152	$ 648,105	$ (2,266,510)	$ 2,637,893

_________________________________________________________________________________________
(Continued)
23.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002
____________________________________________________________________________________

NOTE 10 - SEGMENT INFORMATION (Continued)

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2004
Cash	$ 209,377	$ 287,931	$ 500	$ 631,882	$ 1,129,690
Accounts receivable	2,784,859	5,580,504	188,500	23,465	8,577,328
Inventories	2,015,843	-	136,531	-	2,152,374
Net property and
equipment	5,106,546	393,699	1,949,790	150,906	7,600,941
Goodwill	560,005	-	-	-	560,005
Other assets	147,019	22,269	216,224	673,561	1,059,073

Segment assets	$ 10,823,649	$ 6,284,403	$ 2,491,545	$ 1,479,814	$ 21,079,411

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2003
Recycling revenues	$ 27,972,458	$ -	$ -	$ -	$ 27,972,458
Equipment sales, services
and leasing revenues	-	-	2,465,213	-	2,465,213
Management fees	-	88,056,323	-	-	88,056,323
Cost of goods sold	(26,530,068)	(83,932,014)	(1,290,924)	-	(111,753,006)
Selling, general and
administrative expenses	(1,097,757)	(1,991,484)	(583,935)	(1,754,252)	(5,427,428)

Segment profit (loss)	$ 344,633	$ 2,132,825	$ 590,354	$ (1,754,252)	$ 1,313,560

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2003
Cash	$ 201,632	$ 211,669	$ 500	$ 248,971	$ 662,772
Accounts receivable	3,388,232	5,502,692	155,620	7,442	9,053,986
Inventories	1,440,653	-	91,485	-	1,532,138
Net property and
equipment	5,446,619	541,286	1,402,641	97,355	7,487,901
Goodwill	560,005	-	-	-	560,005
Other assets	156,784	31,190	348,963	154,472	691,409

Segment assets	$ 11,193,925	$ 6,286,837	$ 1,999,209	$ 508,240	$ 19,988,211

__________________________________________________________________________________________
(Continued)
24.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 10 - SEGMENT INFORMATION (Continued)

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals
2002
Recycling revenues	$ 22,287,234	$ -	$ -	$ -	$ 22,287,234
Equipment sales, services
and leasing revenues	-	-	2,236,796	-	2,236,796
Management fees	-	76,755,209	-	-	76,755,209
Cost of goods sold	(20,818,742)	(73,265,395)	(1,155,809)	-	(95,239,946)
Selling, general and
administrative expenses	(1,243,526)	(2,055,444)	(600,043)	(2,050,388)	(5,949,401)

Segment profit (loss)	$ 224,966	$ 1,434,370	$ 480,944	$ (2,050,388)	$ 89,892

NOTE 11 - PROPERTY TAX ASSESSMENT

Additional property tax assessments were incurred during year 2002 for years 1998 through 2000 of $149,916.

NOTE 12 - STOCK SPLIT

On February 26, 2004, the Company's Board of Directors approved a two for one stock split distributed on March 30, 2004 to shareholders of record on March 16, 2004. All share, par value and per share data has been adjusted to reflect the stock split on a retroactive basis.

_________________________________________________________________________________________
(Continued)
25.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 13 - SUBSEQUENT EVENT

On January 7, 2005, ISA purchased approximately 2.75 acres of unimproved land located at 7021-7103 Grade Lane, Louisville, Kentucky for $265,000. The property is located directly across the street from the main entrance to our headquarters. We paid cash for the property. ISA and the former owner of the property entered into a lease agreement whereby the former owner is leasing the property on a month-to-month basis at a rate of $1,500 per month, which will increase to $2,500 per month beginning August 1, 2005.

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st	2nd		3rd	4th	Year
2004
Revenue	$34,764,205	$34,054,273		$ 38,223,906	$32,545,692	$139,588,076
Income before other
income (expense)	803,300	613,084		798,076	423,433	2,637,893
Net income	449,284	363,693	*	429,584	254,633	1,497,194
Basic earnings per share	0.14	0.10	*	0.12	0.07	0.43
Diluted earnings per share	0.13	0.10	*	0.12	0.07	0.42

	1st	2nd		3rd	4th	Year
2003
Revenue	$25,841,082	$30,902,881		$ 30,636,542	$31,113,489	$118,493,994
Income (loss) before
other income (expense)	(240,492)	994,608		266,702	292,742	1,313,560
Net income (loss)	(182,623)	456,627		113,685	280,717	668,406
Basic earnings (loss) per share	(0.05)	0.14		0.03	0.09	0.21
Diluted earnings (loss) per share	(0.05)	0.14		0.03	0.09	0.21

	1st	2nd		3rd	4th	Year
2002
Revenue	$22,966,963	$26,473,001		$27,417,677	$24,421,598	$101,279,239
Income (loss) before
other income (expense)	165,912	329,239		111,385	(516,644)	89,892
Net income (loss)	54,915	232,673		43,149	(494,441)	(163,704)
Basic and diluted earnings (loss) per share	0.01	0.07		0.02	(0.15)	(0.05)

_________________________________________________________________________________________
(Continued)
26.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2004, 2003 and 2002

____________________________________________________________________________________

NOTE 14 - SELECTED QUARTERLY FINANCIAL DATA (Continued)

* In the second quarter 2004, the net income amount of $363,693 (with basic and diluted earnings per share of $0.10) shown above is $127,300 less (with basic and diluted earnings per share of $0.04) than the net income amount of $490,933 (with basic and diluted earnings per share of $0.14) previously reported in the second quarter report on Form 10-Q.

In the second quarter, a permanent tax benefit related to the exercise of non-employee options was inadvertently recorded as a reduction to income tax expense. After further review, we have determined that the tax benefit should instead be reported as an increase to additional paid in capital.

_________________________________________________________________________________________
(Continued)
27.

SUPPLEMENTARY INFORMATION

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2004, 2003 and 2002

__________________________________________________________________________________________

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Period
Description

Allowance for doubtful
accounts 2004 (deducted
from accounts receivable)	$ 60,000	$ 37,937	$ (22,937)	$ 75,000

Allowance for doubtful
accounts 2003 (deducted
from accounts receivable)	$ 50,000	$ 15,509	$ (5,509)	$ 60,000

Allowance for doubtful
accounts 2002 (deducted
from accounts receivable)	$ 50,000	$ 1,415	$ (1,415)	$ 50,000

* uncollected amounts written off, net of recoveries

__________________________________________________________________________________________
29.