Form 10-Q
period 2005-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2005-05-13
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2005: 3,576,408.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	March 31, 2005 and December 31, 2004 (Unaudited)	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	March 31, 2005 and 2004 (Unaudited)	5

	Condensed Consolidated Statements of Shareholders- Equity
	March 31, 2005 and December 31, 2004 (Unaudited)	6

	Condensed Consolidated Statements of
	Cash Flows - Three Months Ended
	March 31, 2005 and 2004 (Unaudited)	7

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	8

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	12

Part II	Other Information	19

Part I - FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS

	March 31, 2005	December 31, 2004
Current assets
Cash and cash equivalents	$ 718,764	$ 1,129,690
Accounts receivable - trade (after allowance for doubtful accounts of $75,000 in 2005 and 2004)	7,946,555	8,577,328
Income tax refund receivable	220,325	220,325
Net investment in sales-type leases	84,772	83,744
Inventories	2,411,609	2,152,374
Deferred income taxes	84,251	84,251
Other	242,848	71,905

Total current assets	11,709,124	12,319,617

Net property and equipment	7,916,578	7,600,941

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	102,911	124,494
Notes receivable - related party	302,160	302,160
Other assets	287,635	172,194
	1,252,711	1,158,853

	$ 20,878,413	$ 21,079,411

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED
(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2005	December 31, 2004
Current liabilities
Current maturities of long-term debt	45,000	-
Current maturities of capital lease obligation	546,902	559,038
Accounts payable	11,695,402	12,082,676
Income tax payable	94,084	-
Other current liabilities	590,705	612,869
Total current liabilities	12,972,093	13,254,583

Long-term liabilities
Long-term debt	955,000	1,000,000
Capital lease obligation	242,715	271,835
Deferred income taxes	632,974	632,974
	1,830,689	1,904,809

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,255,000 and 4,255,000 shares issued in 2005 and 2004, 3,576,408 and 3,575,468 shares outstanding in 2005 and 2004	21,275	21,275
Additional paid-in capital	2,662,442	2,656,891
Retained earnings	4,093,902	3,944,814
Treasury stock, 678,592 and 679,532 shares at average cost
in 2005 and 2004	(701,988)	(702,961)
	6,075,631	5,920,019
	$ 20,878,413	$ 21,079,411

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	2005	2004

Revenue from services	$ 21,321,002	$ 22,712,344
Revenue from product sales	8,353,468	12,051,861
Total Revenue	29,674,470	34,764,205

Cost of goods sold for services	20,364,966	21,946,651
Cost of goods sold for product sales	7,558,021	10,594,186
Total Cost of goods sold	27,922,987	32,540,837

Selling, general and administrative	1,493,873	1,420,068

Income before other income (expense)	257,610	803,300

Other income (expense)
Interest expense	(24,211)	(52,287)
Interest income	24,505	4,582
Gain (loss) on sale of assets	(8,961)	(8,361)
Other income (expense), net	(461)	1,573
	(9,128)	(54,493)

Income before income taxes	248,482	748,807

Income tax provision	99,394	299,523

Net income	$ 149,088	$ 449,284

Basic earnings per share	$ 0.04	$ 0.14

Diluted earnings per share	$ 0.04	$ 0.13

Weighted shares outstanding:
Basic	3,576,283	3,304,494

Diluted	3,608,949	3,588,058

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

_________________________________________________________________________________________________________________________

			Additional Paid-in Capital	Retained Earnings			Total
	Common Stock				Treasury Stock
	Shares	Amount			Shares	Cost

Balance as of December 31, 2004	4,255,000	$21,275	$2,656,891	$3,944,814	(679,532)	$ (702,961)	$5,920,019

Treasury stock distribution to employees	-	-	5,551	-	940	973	6,524

Net income	-	-	-	149,088	-	-	149,088

Balance as of March 31, 2005	4,255,000	$21,275	$2,662,442	$4,093,902	(678,592)	$ (701,988)	$6,075,631

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

	2005	2004
Cash flows from operating activities
Net income	$ 149,088	$ 449,284
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	425,625	383,838
Treasury stock distribution to employees	6,524	109,621
Loss on sale of property and equipment	8,961	8,361
Change in assets and liabilities
Receivables	633,174	(3,036,288)
Net investment in sales-type leases	20,555	194,532
Inventories	(259,235)	(1,413,191)
Other assets	(288,784)	24,951
Accounts payable	(387,274)	3,560,440
Other current liabilities	71,919	273,800
Net cash from operating activities	380,553	555,348

Cash flows from investing activities
Proceeds from sale of property and equipment	-	1,000
Purchases of property and equipment	(750,223)	(158,596)
Net cash from investing activities	(750,223)	(157,596)

Cash flows from financing activities
Proceeds from exercise of common stock options	-	275,000
Payments on capital lease obligation	(41,256)	(38,895)
Payments on long-term debt	-	(795,895)
Net cash from financing activities	(41,256)	(559,790)

Net decrease in cash	(410,926)	(162,038)

Cash at beginning of period	1,129,690	662,772

Cash at end of period	$ 718,764	$ 500,734

Supplemental disclosure of cash flow information
Cash paid for interest	$ 24,211	$ 52,287
Cash paid for taxes	5,310	51,590

See accompanying notes to consolidated financial statements
7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2005 and the results of our operations and changes in our cash flow for the periods ended March 31, 2005 and 2004. Results of operations for the period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2004 consolidated financial statements and the Summary of Significant Accounting Policies, is included our Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission.

NOTE 2 -- ESTIMATES

In preparing the condensed consolidated financial statements in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Future results could differ from the current estimates.

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. It replaced a $3.8 million senior revolving credit facility that expired January 11, 2005. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth (5.625% at March 31, 2005). The maturity date under this agreement is January 2008. We have collaterized the credit facility with all our assets. As of March 31, 2005 and December 31, 2004, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At March 31, 2005, we were in compliance with all restrictive covenants and the entire amount of our credit facility was available for borrowings.

NOTE 4 -- SEGMENT INFORMATION

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

FOR THE THREE MONTHS ENDED MARCH 31, 2005	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 7,682,687	$ -	$ -	$ -	$ 7,682,687
Equipment sales, service
and leasing revenues	-	-	670,781	-	670,781
Management fees	-	21,321,002	-	-	21,321,002
Cost of goods sold	(7,161,732)	(20,364,966)	(396,289)	-	(27,922,987)
Selling, general and
administrative expenses	(215,397)	(448,417)	(210,294)	(619,765)	(1,493,873)

Segment profit (loss)	$ 305,558	$ 507,619	$ 64,198	$ (619,765)	$ 257,610

Segment assets	$ 9,319,259	$ 5,467,136	$ 2,951,622	$ 3,140,396	$20,878,413

FOR THE THREE MONTHS ENDED MARCH 31, 2004	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 11,164,149	$ -	$ -	$ -	$ 11,164,149
Equipment sales, service
and leasing revenues	-	-	887,712	-	887,712
Management fees	-	22,712,344	-	-	22,712,344
Cost of goods sold	(10,127,315)	(21,946,651)	(466,871)	-	(32,540,837)
Selling, general and
administrative expenses	(184,132)	(495,755)	(135,218)	(604,963)	(1,420,068)

Segment profit (loss)	$ 852,702	$ 269,938	$ 285,623	$ (604,963)	$ 803,300

Segment assets	$ 12,726,463	$ 7,201,285	$ 1,853,526	$ 2,040,293	$23,821,567

NOTE 5 -- INVENTORIES

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

Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be torched, sheared or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities by gross ton. Ferrous inventory of $1,375,245 at March 31, 2005 was comprised of $415,896 in raw materials and $959,349 of finished goods. Non-ferrous inventory of $922,374 at March 31, 2005 was comprised of $302,336 in raw materials and $620,038 of finished goods. Ferrous inventory of $1,140,905 at December 31, 2004 was comprised of $326,917 in raw materials and $813,988 of finished goods. Non-ferrous inventory of $870,038 at December 31, 2004 was comprised of $207,794 in raw materials and $662,244 of finished goods.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Other inventory includes cardboard and baling wire. Inventories as of March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005	December 31, 2004

Ferrous	$ 1,375,245	$ 1,140,905
Non-ferrous	922,374	870,038
Waste equipment machinery	97,731	118,249
Other	16,259	23,182

Total inventories	$ 2,411,609	$ 2,152,374

NOTE 6 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2005	2004
Basic earnings per share
Net income	$ 149,088	$ 449,284

Weighted average shares outstanding	3,576,283	3,304,494

Basic earnings per share	$ .04	$ .14

Diluted earnings per share
Net income	$ 149,088	$ 449,284

Weighted average shares outstanding	3,576,283	3,304,494
Add (deduct) dilutive effect of assumed exercising of stock options	32,666	283,564
Diluted average shares outstanding	3,608,949	3,588,058

Diluted earnings per share	$ .04	$ .13

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report. We have reclassified certain prior year amounts to conform to the current year presentation with no effect on previously reported net income (loss) or shareholders' equity.

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

General

We continue to pursue a growth strategy in the waste management services arena servicing over 5,000 customer locations throughout the United States, Canada, and Puerto Rico and building a base of approximately 2,300 service providers. This strategy will allow for diversity of business opportunities so that we are not as dependent upon the operating results of the recycling division. This diversity has helped to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets. Much of our focus and attention now and in the future is directed towards the growth of the management services business segment through expansion in the existing markets. We are also focused upon technology enhancements that we can provide to the new and existing customer base to further solidify customer relationships. Additionally, we are exploring strategic alliances and relationships that will enable us to effectively execute our growth.

We have operating locations in Louisville, Kentucky, and Seymour, Indiana. We do not have operating locations outside the United States but we service over 5,000 customer locations throughout the United States, Canada, Mexico and Puerto Rico, building a base of approximately 2,300 service providers. Revenue derived from customers located outside the United States was $722,804 for the quarter ended March 31, 2005. Cost of goods sold derived from customers located outside the United States was $707,634. Gross profit before selling, general and administrative expenses was $15,170. We do not separate selling, general and administrative expenses between customers located in the United States or outside the United States.

We derive a significant portion of our revenues from one primary customer, The Home Depot, accounting for approximately 55% and 46% of first quarter 2005 and 2004 total revenues, respectively. The loss of all or a substantial portion of the business from this primary customer could have a material adverse effect on us.

Liquidity and Capital Resources

As of March 31, 2005 we held cash and cash equivalents of $718,764.

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. It replaced a $3.8 million senior revolving credit facility that expired January 11, 2005. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth (5.625% at March 31, 2005). The maturity date under this agreement is January 2008. We have collaterized the credit facility with all our assets. As of March 31, 2005 and December 31, 2004, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At March 31, 2005, we were in compliance with all restrictive covenants and the entire amount of our credit facility was available for borrowings.

During the first quarter of 2005, we committed $750,223 for purchases of property and equipment. In the recycling segment we committed approximately $66,956 for the purchase of two crane engines and a conveyor belt. In the equipment sales, leasing and service segment, we capitalized approximately $324,160 as rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market. On January 7, 2005, we purchased 2.75 acres of unimproved land located at 7021-7103 Grade Lane, Louisville, Kentucky for $265,000. Building and land improvements were $90,534. Capitalized computer hardware and software was $3,573. We purchased these fixed asset additions with existing cash flows.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. We have included the balance due on the purchasing card as part of accounts payable. The outstanding balance on the purchasing card at March 31, 2005 was $248,425 with a due date of April 15, 2005. The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges. To date we have not incurred any interest charges on this purchasing card. The card requires monthly minimum payments on any balance outstanding at month end. We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs in 2005.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

Quarter ended March 31,
	2005	2004
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	94.1%	93.6%
Selling, general and administrative expenses ..................................	5.0%	4.1%
Income before other expenses..........................................................	0.9%	2.3%

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Total revenue decreased $5,089,735 or 14.6% to $29,674,470 in 2005 compared to $34,764,205 in 2004. Recycling revenue decreased $3,481,462 or 31.2% to $7,682,687 in 2005 compared to $11,164,149 in 2004. This is due to a decrease of 38% in the volume of shipments due to holding back shipments in anticipation of more profitable market conditions, partially offset by an increase of 10% in the average selling price of the commodities. Management services revenue decreased $1,391,342 or 6.1% to $21,321,002 in 2005 compared to $22,712,344 in 2004. This change is due to a decrease in revenues per customer locations while maintaining a customer base that is substantially the same from 2004 to 2005. Revenues per customer location decreased because of a decrease in the volume of disposal of solid waste material. Equipment, service and leasing revenue decreased $216,931 or 24.4% to $670,781 in 2005 compared to $887,712 in 2004. This decrease is due to a sale of rental fleet equipment of approximately $160,000 in the first quarter of 2004 and the loss of a waste equipment maintenance contract in April 2004 ($54,000).

Total cost of goods sold decreased $4,617,850 or 14.2% to $27,922,987 in 2005 compared to $32,540,837 in 2004. Recycling cost of goods sold decreased $2,965,583 or 29.3% to $7,161,732 in 2005 compared to $10,127,315 in 2004. This is due to a decrease of 42% in the volume of purchases (the volume of purchases in the first quarter of 2004 was abnormally high), partially offset by 27% higher commodity purchase prices in the recycling market. Management services cost of goods sold decreased $1,581,685 or 7.2% to $20,364,966 in 2005 compared to $21,946,651 in 2004 due to decreases in vendor service fees per the customer locations while maintaining a customer base that is substantially the same from 2004 to 2005. Equipment, service and leasing cost of goods sold decreased $70,582 or 15.1% to $396,289 in 2005 compared to $466,871 in 2004. The decrease is due to the loss of a waste equipment maintenance contract as well as a decrease in waste equipment installation costs.

Selling, general and administrative expenses increased $73,805 or 5.2% to $1,493,873 in 2005 compared to $1,420,068 in 2004. As a percentage of revenue, selling, general and administrative expenses were 5.0% in 2005 compared to 4.1% in 2004. Drivers of the increase include the following:

--	Depreciation increased $34,000, primarily due to 2004 rental fleet equipment purchases of $754,735.

--

Accounting expenses increased $15,000 due to consultations with our independent accountants on Sarbanes-Oxley, including responding to scheduled periodic SEC reviews and comments on our financial statements, and increased tax work.

--	License fees increased $13,000 primarily due to the appraisal and title search expense incurred in the acquisition of property.

--

Equipment repairs and maintenance increased $11,000 due to increased repairs and maintenance in the equipment, service and leasing segment. We have $700,000 more in rental equipment than we did in the first quarter of 2004. Additionally, the price of steel, used for fabrication, has increased since last year.

Other expense decreased $45,365 to $9,128 in 2005 compared to $54,493 in 2004. This was primarily due to a decrease in interest expense of $28,076 due to the reduction of long-term debt in 2004 and an increase in interest income of $19,923.

Financial condition at March 31, 2005 compared to December 31, 2004

Cash and cash equivalents decreased $410,926 to $718,764 as of March 31, 2005 compared to $1,129,690 as of December 31, 2004.

Net cash from operating activities increased $380,553 for the quarter ended March 31, 2005. This increase was primarily due to the collection of accounts receivable in the first quarter of 2005.

We used net cash from investing activities of $750,223 for the quarter ending March 31, 2005. Primarily, we purchased land and rental fleet equipment. We purchased 2.75 acres of unimproved land located at 7021-7103 Grade Lane, Louisville, Kentucky for $265,000. We made rental fleet equipment purchases of $324,160 in the first quarter of 2005. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

We used our net cash from financing activities of $41,256 to pay capital lease obligations for the quarter ending March 31, 2005.

Accounts receivable trade decreased $630,773 or 7.4% to $7,946,555 as of March 31, 2005 compared to $8,577,328 as of December 31, 2004. This change is primarily due to a decrease in revenues per the customer locations while maintaining a consistent customer base in the Management Services segment.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $259,235 or 12% to $2,411,609 as of March 31, 2005 compared to $2,152,374 as of December 31, 2004.

Inventory aging for the quarter ended March 31, 2005 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ -	$ 12,419	$ 5,200	$80,112	$ 97,731
Ferrous materials	572,850	508,945	293,450	-	1,375,245
Non-ferrous materials	741,362	68,781	45,476	66,755	922,374
Other	16,259	-	-	-	16,259

	$1,330,471	$590,145	$344,126	$146,867	$2,411,609

Inventory aging for the year ended December 31, 2004 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ -	$ 93,111	$ -	$25,138	$ 118,249
Ferrous Materials	616,089	387,907	136,909	-	1,140,905
Non-ferrous materials	726,302	124,157	12,664	6,915	870,038
Other	23,182	-	-	-	23,182

	$1,365,573	$ 605,175	$ 149,573	$32,053	$ 2,152,374

Accounts payable trade decreased $387,274 or 3.2% to $11,695,402 as of March 31, 2005 compared to $12,082,676 as of December 31, 2004, primarily due to market conditions.

Working capital decreased $328,003 to a deficit of $1,262,969 as of March 31, 2005 compared to a deficit of $934,966 as of December 31, 2004. The decrease was primarily due to the cash purchase $750,223 of property and equipment during the first quarter of 2005, partially offset by positive operating cash flows.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2005.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$1,000,000	$ 45,000	$ 955,000	$0	$0
Capital Lease Obligations (2)	789,617	546,902	231,777	10,938	0
Operating Lease Obligations (3)	1,737,032	644,412	1,034,575	58,045	0
Total	$3,526,649	$1,236,314	$2,221,352	$68,983	$0

(1) Note payable to a bank in monthly installments of $15,000 excluding interest at prime less one eighth (5.625% at 12/31/04) through May 2006 with a balloon payment of $955,000, secured by real estate. The monthly installments of $15,000 were paid in advance for the 12 months of 2005.

(2) We have a lease contract for real estate and a building in Seymour, Indiana, which qualifies as a capital lease. This lease requires monthly payments of $3,000 through June 2005. We also lease various pieces of equipment that qualify for capital lease treatment. These lease arrangements require monthly lease payments expiring at various dates through May 2008.

(3) We lease the Louisville, Kentucky facility from K&R Corporation, the sole director, officer and shareholder of which is Harry Kletter, our chief executive officer, under an operating lease expiring December 2007. We have monthly rental payments of $42,106 through December 2007. In the event of a change of control, the monthly payments become $62,500.

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $2,457 are due through September 2005.

Long-term debt decreased $45,000 or 4.5% to $955,000 as of March 31, 2005 compared to $1,000,000 as of December 31, 2004 due to the reclassification to short-term debt.

Impact of Recently Issued Accounting Standards

SFAS No. 123R (Revised 2004), Share-Based Payment, will apply to awards we grant or modify after December 31, 2005. We will also record compensation cost as required for prior option grants that vest after that date. The effect of adopting SFAS 123R (Revised 2004) on our consolidated results of operations will depend on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards and, therefore, cannot currently be estimated. Existing outstanding options will not result in additional compensation expense upon adoption of SFAS 123R since all outstanding options are fully vested. There will be no significant effect on our consolidated financial position since total stockholders' equity will not be impacted.

SFAS No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4, will require that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges. Additionally, Statement 151 will require that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Effective April 21, 2005 the SEC extended the implementation date from the first interim period after June 15, 2005 to the first day of the fiscal year beginning after June 15, 2005. Therefore, our implementation date will be January 1, 2006. Our adoption of Statement 151 will have no significant impact on our consolidated financial statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        Fluctuating commodity prices affect market risk in our recycling segment. We mitigate this risk by selling our product on a monthly contract basis. Each month we negotiate selling prices for all commodities. Based on these monthly agreements, we determine purchase prices based on a margin needed to cover processing and administrative expenses.

        We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2005, variable rate borrowings consisted of outstanding borrowings of $1 million under our credit agreement. Borrowings on our credit agreement bear interest at the prime rate. Any increase in prime rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2005, a hypothetical increase or decrease in the prime rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $10,000 per year, with a corresponding change in cash flows.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

        Based on the evaluation of the ISA Chief Executive Officer and the ISA Chief Financial Officer of our disclosure controls and procedures as of March 31, 2005, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d - 15(e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls over financial reporting.

        There have been no significant changes to ISA's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting subsequent to March 31, 2005.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information

None

Item 6.	Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: May 13, 2005	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: May 13, 2005	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31(i).1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended March 31, 2005.

31(i).2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended March 31, 2005.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended March 31, 2005