Form 10-Q
period 2005-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2005-08-04
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2005: 3,576,408.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	June 30, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of
	Income - Three Months Ended
	June 30, 2005 (unaudited) and 2004	5

	Condensed Consolidated Statements of
	Income - Six Months Ended
	June 30, 2005 (unaudited) and 2004	6

	Condensed Consolidated Statements of Shareholders' Equity
	June 30, 2005 (unaudited) and December 31, 2004	7

	Condensed Consolidated Statements of
	Cash Flows - Six Months Ended
	June 30, 2005 (unaudited) and 2004	8

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	14

Part II	Other Information	22

Part I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2005 (Unaudited)	December 31, 2004
Current assets
Cash and cash equivalents	$ 1,047,623	$ 1,129,690
Accounts receivable - trade (after allowance for doubtful accounts of $75,000 in 2005 and 2004)	9,634,886	8,577,328
Income tax receivable	20,161	220,325
Notes receivable - related party	37,770	-
Net investment in sales-type leases	85,813	83,744
Inventories	2,946,444	2,152,374
Deferred income taxes	84,251	84,251
Other	182,441	71,905

Total current assets	14,039,389	12,319,617

Net property and equipment	7,779,726	7,600,941

Other Assets
Net investment in sales-type leases	81,064	124,494
Notes receivable - related party	245,505	302,160
Goodwill	560,005	560,005
Other	195,320	172,194
	1,081,894	1,158,853

	$ 22,901,009	$ 21,079,411

____________________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2005 (Unaudited)	December 31, 2004
Current liabilities
Current maturities of long-term debt	90,000	-
Current maturities of capital lease obligation	135,650	559,038
Accounts payable	14,008,764	12,082,676
Other current liabilities	623,122	612,869
Total current liabilities	14,857,536	13,254,583

Long-term liabilities
Long-term debt	910,000	1,000,000
Capital lease obligation	213,189	271,835
Deferred income taxes	632,974	632,974
	1,756,163	1,904,809

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,255,000 shares issued in 2005 and 2004, 3,576,408 and 3,575,468 shares outstanding in 2005 and 2004	21,275	21,275
Additional paid-in capital	2,662,442	2,656,891
Retained earnings	4,305,581	3,944,814
Treasury stock, 678,592 and 679,532 shares at average cost in 2005 and 2004	(701,988)	(702,961)
	6,287,310	5,920,019
	$ 22,901,009	$ 21,079,411

______________________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2005 AND 2004

	2005 (Unaudited)	2004

Revenue from services	$ 25,540,127	$ 23,288,964
Revenue from product sales	7,859,780	10,765,309
Total revenue	33,399,907	34,054,273

Cost of goods sold for services	24,612,402	22,196,372
Cost of goods sold for product sales	6,952,846	9,865,827
Total cost of goods sold	31,565,248	32,062,199

Selling, general and administrative expenses	1,481,772	1,378,990

Income before other income (expense)	352,887	613,084

Other income (expense)
Interest expense	(26,263)	(48,561)
Interest income	21,059	11,216
Loss on sale of assets	(2,614)	(3,570)
Other income, net	7,691	2,721
	(127)	(38,194)

Income before income taxes	352,760	574,890

Provision for income taxes	141,081	211,197

Net income	$ 211,679	$ 363,693

Basic earnings per share	$ 0.06	$ 0.10

Diluted earnings per share	$ 0.06	$ 0.10

Weighted average shares outstanding:
Basic	3,576,408	3,498,545

Diluted	3,591,054	3,571,194

_____________________________________

See accompanying notes to consolidated financial statements

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005 (Unaudited)	2004

Revenue from services	$ 46,861,129	$ 46,001,308
Revenue from product sales	16,213,248	22,817,170
Total revenue	63,074,377	68,818,478

Cost of goods sold for services	44,977,368	44,143,023
Cost of goods sold for product sales	14,510,867	20,460,013
Total cost of goods sold	59,488,235	64,603,036

Selling, general and administrative expenses	2,975,645	2,799,058

Income before other income (expense)	610,497	1,416,384

Other income (expense)
Interest expense	(50,474)	(100,848)
Interest income	45,564	15,798
Loss on sale of assets	(11,575)	(11,931)
Other income, net	7,230	4,294
	(9,255)	(92,687)

Income before income taxes	601,242	1,323,697

Provision for income taxes	240,475	510,720

Net income	$ 360,767	$ 812,977

Basic earnings per share	$ 0.10	$ 0.24

Diluted earnings per share	$ 0.10	$ 0.23

Weighted average shares outstanding:
Basic	3,576,351	3,401,519

Diluted	3,599,957	3,588,186

____________________________

See accompanying notes to consolidated financial statements

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY SIX MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

_________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2004	4,255,000	$21,275	$2,656,891	$3,944,814	(679,532)	$ (702,961)	$5,920,019

Treasury stock distribution to employees	-	-	5,551	-	940	973	6,524

Net income	-	-	-	360,767	-	-	360,767

Balance as of June 30, 2005	4,255,000	$21,275	$2,662,442	$4,305,581	(678,592)	$ (701,988)	$6,287,310

_________________________________________________________

See accompanying notes to consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

	2005 (Unaudited)	2004
Cash flows from operating activities
Net income	$ 360,767	$ 812,977
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	852,687	752,652
Treasury stock distribution to employees	6,524	109,621
Deferred income tax	-	(245,166)
Loss on sale of property and equipment	11,575	11,931
Change in assets and liabilities
Receivables	(1,038,673)	247,607
Net investment in sales-type leases	41,361	214,348
Inventories	(794,070)	(1,250,043)
Other assets	66,502	(3,349)
Accounts payable	1,926,088	3,366,655
Other current liabilities	10,253	548,247
Net cash from operating activities	1,443,014	4,565,480

Cash flows from investing activities
Proceeds from sale of property and equipment	63,982	1,000
Purchases of property and equipment	(1,107,029)	(368,380)
Net cash from investing activities	(1,043,047)	(367,380)
Cash flows from financing activities
Proceeds from exercise of common stock options	-	386,141
Payments on capital lease obligations	(482,034)	(78,365)
Payments on long-term debt	-	(1,113,617)
Net cash from financing activities	(482,034)	(805,841)

Net increase (decrease) in cash	(82,067)	3,392,259

Cash at beginning of period	1,129,690	662,772

Cash at end of period	$ 1,047,623	$ 4,055,031

Supplemental disclosure of cash flow information
Cash paid for interest	$ 50,474	$ 100,848
Cash paid for taxes	40,310	598,090

_______________________________

See accompanying notes to consolidated financial statements.

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2005 and the results of our operations and changes in our cash flow for the periods ended June 30, 2005 and 2004. Results of operations for the period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2004 consolidated financial statements and the Summary of Significant Accounting Policies, is included our Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission.

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

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth (6.125% at June 30, 2005). The maturity date under this agreement is January 2008. We have collateralized the credit facility with all our assets. As of June 30, 2005 and December 31, 2004, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At June 30, 2005, we were in compliance with all restrictive covenants and the entire amount of our credit facility was available for borrowings.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2005	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	CORPORATE	SEGMENT TOTALS

Recycling revenues	$ 14,780,866	$ -	$ -	$ -	$14,780,866
Equipment sales, service
and leasing revenues	-	-	1,432,382	-	1,432,382
Management fees	-	46,861,129	-	-	46,861,129
Cost of goods sold	(13,607,793)	(44,977,368)	(903,074)	-	(59,488,235)
Selling, general and
administrative expenses	(467,947)	(923,445)	(339,093)	(1,245,160)	(2,975,645)

Segment profit (loss)	$ 705,126	$ 960,316	$ 190,215	$(1,245,160)	$ 610,497
Segment assets	$ 9,664,291	$ 7,726,605	$ 2,213,062	$3,297,051	$22,901,009

FOR THE SIX MONTHS ENDED JUNE 30, 2004	ISA RECYLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	CORPORATE	SEGMENT TOTALS

Recycling revenues	$ 21,279,893	$ -	$ -	$ -	$ 21,279,893
Equipment sales, service
and leasing revenues	-	-	1,537,277	-	1,537,277
Management fees	-	46,001,308	-	-	46,001,308
Cost of goods sold	(19,590,450)	(44,143,023)	(869,563)	-	(64,603,036)
Selling, general and
administrative expenses	(399,939)	(957,739)	(267,143)	(1,174,237)	(2,799,058)

Segment profit (loss)	$ 1,289,504	$ 900,546	$ 400,571	$(1,174,237)	$ 1,416,384

Segment assets	$ 11,012,323	$ 8,446,021	$ 1,669,410	$ 3,040,646	$24,168,400

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

Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be torched, sheared or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities by gross ton. Ferrous inventory of $1,597,261 at June 30, 2005 was comprised of $443,401 in raw materials and $1,153,960 of finished goods. Non-ferrous inventory of $1,250,966 at June 30, 2005 was comprised of $187,880 in raw materials and $1,063,086 of finished goods. Ferrous inventory of $1,140,905 at December 31, 2004 was comprised of $326,917 in raw materials and $813,988 of finished goods. Non-ferrous inventory of $870,038 at December 31, 2004 was comprised of $207,794 in raw materials and $662,244 of finished goods.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Other inventory includes cardboard and baling wire. Inventories as of June 30, 2005 and December 31, 2004 consist of the following:

		June 30, 2005	December 31, 2004

	Ferrous	$ 1,597,261	$ 1,140,905
	Non-ferrous	1,250,966	870,038
	Waste equipment machinery	84,952	118,249
	Other	13,265	23,182

	Total inventories	$ 2,946,444	$ 2,152,374

NOTE 6 --- PROPERTY PURCHASE

On June 29, 2005, we exercised the purchase option on a capital lease agreement for five acres at 1565 East 4th Street, Seymour, Indiana for $425,000. The property is located approximately 60 miles north of Louisville, Kentucky. The land is improved by an approximately 10,000 square foot maintenance and office building. We purchased this property with existing cash flows and we use it for ferrous and nonferrous operations.

NOTE 7 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Six months ended June 30, 2005 compared to six months ended June 30, 2004:

	2005	2004
Basic earnings per share
Net income	$ 360,767	$ 812,977
Weighted average shares outstanding	3,576,351	3,401,519

Basic earnings per share	$ .10	$ .24

Diluted earnings per share
Net income	$ 360,767	$ 812,977

Weighted average shares outstanding	3,576,351	3,401,519
Add dilutive effect of assumed exercising of stock options	23,606	186,667
Diluted average shares outstanding	3,599,957	3,588,186

Diluted earnings per share	$ .10	$ .23

Three months ended June 30, 2005 compared to three months ended June 30, 2004:

	2004	2004
Basic earnings per share
Net income	$ 211,679	$ 363,693
Weighted average shares outstanding	3,576,408	3,498,545

Basic earnings per share	$ .06	$ .10

Diluted earnings per share
Net income	$ 211,679	$ 363,693

Weighted average shares outstanding	3,576,408	3,498,545
Add dilutive effect of assumed exercising of stock options	14,646	72,649
Diluted average shares outstanding	3,591,054	3,571,194

Diluted earnings per share	$ .06	$ .10

NOTE 7 -- PER SHARE DATA, continued

In the second quarter of 2004, a permanent tax benefit of $127,300 related to the exercise of non-employee stock options was inadvertently recorded as a reduction to income tax expense. At year-end of 2004, we determined that the tax benefit should be reported as an increase to additional paid-in-capital in the second quarter of 2004. For the second quarter of 2004, the net income amount of $363,693 (with basic and diluted earnings per share of $0.10) shown above is $127,300 less (with basic and diluted earnings per share of $0.04) than the net income amount of $490,933 (with basic and diluted earnings per share of $0.14) previously reported in the second quarter report on Form 10-Q. For the six months of 2004, the net income amount of $812,977 (with basic earnings per share of $0.24 and diluted earnings per share of $0.23) shown above is $127,300 less (with basic earnings per share of $0.04 and diluted earnings per share of $0.03) than the net income amount of $940,277 (with basic earnings per share of $0.28 and diluted earnings per share of $0.26) previously reported in the second quarter report on Form 10-Q.

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

We have operating locations in Louisville, Kentucky, and Seymour, Indiana. We do not have operating locations outside the United States but we service over 5,000 customer locations throughout the United States, Canada, Mexico and Puerto Rico, building a base of approximately 2,300 service providers. Revenue derived from customers located outside the United States was $1,756,544 for the six months ended June 30, 2005. Cost of goods sold derived from customers located outside the United States was $1,702,129. Gross profit before selling, general and administrative expenses was $54,415. We do not separate selling, general and administrative expenses between customers located in the United States or outside the United States.

We derive a significant portion of our revenues from one primary customer, The Home Depot, accounting for approximately 59% and 51% of the first two quarters 2005 and 2004 total revenues, respectively. The loss of all or a substantial portion of the business from this primary customer could have a material adverse effect on us.

Liquidity and Capital Resources

As of June 30, 2005 we held cash and cash equivalents of $1,047,623.

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth (6.125% at June 30, 2005). The maturity date under this agreement is January 2008. We have collateralized the credit facility with all our assets. As of June 30, 2005 and December 31, 2004, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At June 30, 2005, we were in compliance with all restrictive covenants and the entire amount of our credit facility was available for borrowings.

During the first six months of 2005, we purchased $1,107,029 of property and equipment. In the recycling segment we spent approximately $146,581 for two crane engines, a scale and a conveyor belt. In the equipment sales, leasing and service segment, we capitalized approximately $493,631 as rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market. We purchased 2.75 acres of unimproved land located at 7021-7103 Grade Lane, Louisville, Kentucky for $265,000. Building and land improvements were $198,244. Capitalized computer hardware and software was $3,573. We purchased these fixed asset additions with existing cash flows.

In the second quarter of 2005, we exercised the purchase option on a capital lease agreement for five acres at 1565 East 4th Street, Seymour, Indiana for $425,000. The property is located approximately 60 miles north of Louisville, Kentucky. The land is improved by an approximately 10,000 square foot maintenance and office building. We use this property for ferrous and nonferrous operations.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. We have included the balance due on the purchasing card as part of accounts payable. The outstanding balance on the purchasing card at June 30, 2005 was $1,786,657 with a due date of July 27, 2005. The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges. To date, we have not incurred any interest charges on this purchasing card. The card requires monthly minimum payments on any balance outstanding at month end. We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs during the remainder of 2005.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Income bear to total revenues and other pertinent data:

Six months ended June 30,
	2005	2004
Statements of Income Data:
Total revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	94.3%	93.9%
Selling, general and administrative expenses ..................................	4.7%	4.1%
Income before other expenses..................................................	1.0%	2.0%

Six months ended June 30, 2005 compared to six months ended June 30, 2004

Total revenue decreased $5,744,101 or 8.3% to $63,074,377 in 2005 compared to $68,818,478 in 2004. Recycling revenue decreased $6,499,027 or 30.5% to $14,780,866 in 2005 compared to $21,279,893 in 2004. This is due to a decrease of 35% in the volume of shipments (the volume of shipments in the first six months of 2004 was abnormally high), partially offset by an increase of 3% in the average selling price of the commodities. Management services revenue increased $859,821 or 1.9% to $46,861,129 in 2005 compared to $46,001,308 in 2004. This change is due to an increase in revenues per customer locations while maintaining a customer base that is substantially the same from 2004 to 2005. Equipment, service and leasing revenue decreased $104,895 or 6.8% to $1,432,382 in 2005 compared to $1,537,277 in 2004. This decrease is due to a sale of rental fleet equipment of approximately $160,000 in the first quarter of 2004, offset by an increase in equipment sales of $67,000 in the first six months of 2005.

Total cost of goods sold decreased $5,114,801 or 7.9% to $59,488,235 in 2005 compared to $64,603,036 in 2004. Recycling cost of goods sold decreased $5,982,657 or 30.5% to $13,607,793 in 2005 compared to $19,590,450 in 2004. This is due to a decrease of 36% in the volume of purchases (the volume of purchases in the first six months of 2004 was abnormally high), partially offset by 14% higher commodity purchase prices in the recycling market. Management services cost of goods sold increased $834,345 or 1.9% to $44,977,368 in 2005 compared to $44,143,023 in 2004 due to increases in vendor service fees per the customer locations while maintaining a customer base that is substantially the same from 2004 to 2005. Equipment, service and leasing cost of goods sold increased $33,512 or 3.9% to $903,074 in 2005 compared to $869,562 in 2004. The increase is due to an increase in cost of sales of equipment and an increase in rental fleet depreciation.

Selling, general and administrative expenses increased $176,587 or 6.3% to $2,975,645 in 2005 compared to $2,799,058 in 2004. As a percentage of revenue, selling, general and administrative expenses were 4.7% in 2005 compared to 4.1% in 2004. Drivers of the increase include the following:

--	Depreciation increased $65,000, primarily due to 2004 rental fleet equipment purchases of $754,735.

--	Labor and consulting expenses increased $51,000 due to the addition of sales, accounting and administrative employees, and due to an increase in health insurance costs.

--	Accounting expenses increased $43,000 due to consultations with our independent accountants on periodic SEC reviews, Sarbanes-Oxley compliance and increased tax work.

--

Equipment repairs and maintenance increased $19,000 due to increased repairs and maintenance in the equipment, service and leasing segment. We have $754,735 more in rental equipment than we did in the second quarter of 2004. Additionally, the price of steel, used for fabrication, has increased since last year.

Other expense decreased $83,432 to $9,255 in 2005 compared to $92,687 in 2004. This was primarily due to a decrease in interest expense of $50,374 due to the reduction of long-term debt in 2004 and an increase in interest income of approximately $30,000.

Three months ended June 30, 2005 compared to three months ended June 30, 2004

Total revenue decreased $654,366 or 1.9% to $33,399,907 in 2005 compared to $34,054,273 in 2004. Recycling revenue decreased $3,017,566 or 29.8% to $7,098,179 in 2005 compared to $10,115,745 in 2004. This is due to a decrease of 39% in the volume of shipments (the volume of shipments in the second quarter of 2004 was abnormally high), partially offset by an increase of 10% in the average selling price of the commodities. Management services revenue increased $2,251,164 or 9.7% to $25,540,128 in 2005 compared to $23,288,963 in 2004. This change is due to an increase in revenues per customer locations while maintaining a customer base that is substantially the same from 2004 to 2005. Revenues per customer location increased because of an increase in the volume of disposal of solid waste material. Equipment, service and leasing revenue increased $112,036 or 17.2% to $761,601 in 2005 compared to $649,565 in 2004. This increase is due to an increase in rental revenue and an increase in sale of equipment.

Total cost of goods sold decreased $496,951 or 1.5% to $31,565,248 in 2005 compared to $32,062,199 in 2004. Recycling cost of goods sold decreased $3,017,075 or 31.9% to $6,446,061 in 2005 compared to $9,463,136 in 2004. This is due to a decrease of 23.3% in the volume of purchases and a 7% decrease in commodity purchase prices in the recycling market. Management services cost of goods sold increased $2,416,029 or 7.2% to $24,612,401 in 2005 compared to $22,196,372 in 2004 due to increases in vendor service fees per the customer locations while maintaining a customer base that is substantially the same from 2004 to 2005. Equipment, service and leasing cost of goods sold increased $104,095 or 25.8% to $506,786 in 2005 compared to $402,691 in 2004. The increase is due to the cost of sales of equipment and the depreciation of rental fleet equipment.

Selling, general and administrative expenses increased $102,782 or 7.5% to $1,481,772 in 2005 compared to $1,378,990 in 2004. As a percentage of revenue, selling, general and administrative expenses were 4.7% in 2005 compared to 4.1% in 2004. Drivers of the increase include the following:

--	Clerical and service labor expense increased $43,000 primarily due to the addition of accounting, service, and administrative employees.

--	Depreciation increased $31,000, primarily due to 2004 rental fleet equipment purchases of $754,735.

--	Accounting expenses increased $28,000 due to consultations with our independent accountants on periodic SEC reviews, Sarbanes-Oxley compliance and increased tax work.

Other expense decreased $38,067 to $127 in 2005 compared to $38,194 in 2004. This was primarily due to a decrease in interest expense of $22,298 due to the reduction of long-term debt in 2004 and an increase in interest income of $9,843.

Financial condition at June 30, 2005 compared to December 31, 2004

Cash and cash equivalents decreased $82,067 to $1,047,623 as of June 30, 2005 compared to $1,129,690 as of December 31, 2004.

We generated net cash from operating activities of $1,443,014 for the six months ended June 30, 2005, primarily because of an increase in accounts payable due to an increase in revenues per customer locations while maintaining a customer base that is substantially the same from 2004 to 2005 in the management services segment.

We used net cash from investing activities of $1,043,047 for the six months ending June 30, 2005. Primarily, we purchased land and rental fleet equipment. We purchased improved land in Seymour, Indiana for $425,000. We also purchased 2.75 acres of unimproved land located at 7021-7103 Grade Lane, Louisville, Kentucky for $265,000. We made rental fleet equipment purchases of $324,160 in the first quarter of 2005. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

We used our net cash from financing activities of $482,034 to pay capital lease obligations for the six months ending June 30, 2005.

Accounts receivable trade increased $1,057,558 or 12.3% to $9,634,886 as of June 30, 2005 compared to $8,577,328 as of December 31, 2004. This change is primarily due to an increase in revenues per the customer locations while maintaining a consistent customer base in the Management Services segment.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $794,070 or 37% to $2,946,444 as of June 30, 2005 compared to $2,152,374 as of December 31, 2004.

Inventory aging for the period ended June 30, 2005 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ -	$ -	$ -	$ 84,952	$ 84,952
Ferrous materials	627,520	536,390	433,351	-	1,597,261
Non-ferrous materials	835,894	207,875	86,746	120,451	1,250,966
Other	13,265	-	-	-	13,265

	$1,476,679	$744,265	$520,097	$205,403	$2,946,444

Inventory aging for the year ended December 31, 2004 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ -	$ 93,111	$ -	$25,138	$ 118,249
Ferrous Materials	616,089	387,907	136,909	-	1,140,905
Non-ferrous materials	726,302	124,157	12,664	6,915	870,038
Other	23,182	-	-	-	23,182

	$1,365,573	$ 605,175	$ 149,573	$32,053	$ 2,152,374

Accounts payable trade increased $1,926,088 or 15.9% to $14,008,764 as of March 31, 2005 compared to $12,082,676 as of December 31, 2004, primarily due to market conditions.

Working capital increased $116,819 to a deficit of $818,147 as of June 30, 2005 compared to a deficit of $934,966 as of December 31, 2004. The increase was primarily due to positive operating cash flows, partially offset by the cash purchases of $1,107,029 of property and equipment during the first six months of 2005.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2005.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$1,000,000	$ 90,000	$ 910,000	$0	$0
Capital Lease Obligations (2)	348,839	135,650	213,189	0	0
Operating Lease Obligations (3)	962,551	628,788	301,197	32,566	0
Total	$2,311,390	$854,438	$1,424,386	$32,566	$0

(1) Note payable to a bank in monthly installments of $15,000 excluding interest at prime less one eighth (6.125% at 6/30/05) through May 2006 with a balloon payment of $910,000, secured by real estate. The monthly installments of $15,000 were paid in advance for the twelve months of 2005.

(2) We lease various pieces of equipment that qualify for capital lease treatment. These lease arrangements require monthly lease payments expiring at various dates through May 2008.

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

Long-term debt decreased $90,000 or 9.0% to $910,000 as of June 30, 2005 compared to $1,000,000 as of December 31, 2004 due to the reclassification to short-term debt.

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

We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2005, variable rate borrowings consisted of outstanding borrowings of $1 million under our credit agreement. Borrowings on our credit agreement bear interest at the prime rate. Any increase in prime rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2005, a hypothetical increase or decrease in the prime rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $10,000 per year, with a corresponding change in cash flows.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

        Based on the evaluation of the ISA Chief Executive Officer and the ISA Chief Financial Officer of our disclosure controls and procedures as of June 30, 2005, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d -- 15(e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

        There have been no significant changes to ISA's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting subsequent to June 30, 2005.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings
	None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
	None

Item 3.	Defaults upon Senior Securities
	None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	At the Annual Meeting of Shareholders held on May 17, 2005, the following proposals were adopted by the margins indicated:

(b)

PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Harry Kletter, Bob Cuzzort, Roman Epelbaum, David W. Lester, and Orson Oliver. The five director positions were filled based upon the five receiving the most votes:

		For	Withheld	Broker Non- Votes And Abstentions

	Harry Kletter	3,175,899	11,485	-
	Bob Cuzzort	3,175,919	11,465	-
	Roman Epelbaum	3,175,919	11,465	-
	David W. Lester	3,175,919	11,465	-
	Orson Oliver	3,175,919	11,465	-

(c)	PROPOSAL 2: Ratification of Mountjoy & Bressler, LLP as our independent auditors.

	For	Against	Broker Non-Votes And Abstentions

	3,166,759	4,200	16,425

Item 5.	Other Information

None.

Item 6.	Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: August 4, 2005	/s/ Harry Kletter
Chairman and Chief Executive Officer

DATE: August 4, 2005	/s/ Alan L. Schroering Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended June 30, 2005.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended June 30, 2005.

32.1	18 U.S.C. Section 1350 - Certifications of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended June 30, 2005.