Form 10-Q
period 2005-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2005-11-15
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2005
OR
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

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES    X      NO ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act). Yes No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2005: 3,576,408.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	September 30, 2005 (unaudited) and December 31, 2004	3

	Condensed Consolidated Statements of
	Income - Three Months Ended
	September 30, 2005 and 2004 (unaudited)	5

	Condensed Consolidated Statements of
	Income - Nine Months Ended
	September 30, 2005 and 2004 (unaudited)	6

	Condensed Consolidated Statements of Shareholders' Equity
	September 30, 2005 (unaudited) and December 31, 2004	7

	Condensed Consolidated Statements of
	Cash Flows - Nine Months Ended
	September 30, 2005 and 2004 (unaudited)	8

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	16

Part II	Other Information	25

Part I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2005 (Unaudited)	December 31, 2004
Current assets
Cash and cash equivalents	$ 1,375,394	$ 1,129,690
Accounts receivable - trade (after allowance for doubtful accounts of $50,000 in 2005 and $75,000 in 2004)	10,587,181	8,577,328
Income tax receivable	-	220,325
Notes receivable -- related party	37,770	-
Net investment in sales-type leases	90,480	83,744
Inventories	2,079,682	2,152,374
Deferred income taxes	106,735	84,251
Other	122,552	71,905

Total current assets	14,399,794	12,319,617

Net property and equipment	7,862,451	7,600,941

Other Assets
Net investment in sales-type leases	84,161	124,494
Notes receivable -- related party	236,062	302,160
Goodwill	560,005	560,005
Other	163,183	172,194
	1,043,411	1,158,853

	$ 23,305,656	$ 21,079,411

________________________

See accompanying notes to consolidated financial statements.
3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2005 (Unaudited)	December 31, 2004
Current liabilities
Current maturities of capital lease obligation	$ 127,379	$ 559,038
Accounts payable	14,797,799	12,082,676
Income tax payable	35,159	-
Other current liabilities	732,457	612,869
Total current liabilities	15,692,794	13,254,583

Long-term liabilities
Long-term debt	-	1,000,000
Capital lease obligation	183,248	271,835
Deferred income taxes	413,570	632,974
	596,818	1,904,809

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,255,000 shares issued in 2005 and 2004, 3,576,408 and 3,575,468 shares outstanding in 2005 and 2004	21,275	21,275
Additional paid-in capital	3,065,882	2,656,891
Retained earnings	4,630,875	3,944,814
Treasury stock, 678,592 and 679,532 shares at average cost
in 2005 and 2004	(701,988)	(702,961)
	7,016,044	5,920,019
	$ 23,305,656	$ 21,079,411

__________________________

See accompanying notes to consolidated financial statements.
4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

Revenue from services	$ 25,899,409	$ 25,385,051
Revenue from product sales	8,680,320	12,838,855
Total revenue	34,579,729	38,223,906

Cost of goods sold for services	24,846,751	24,411.934
Cost of goods sold for product sales	7,780,247	11,657,475
Total cost of goods sold	32,626,998	36,069,409

Selling, general and administrative expenses	1,406,563	1,356,421

Income before other income (expense)	546,168	798,076

Other income (expense)
Interest expense	(19,332)	(44,965)
Interest income	30,155	22,223
Loss on sale of assets	(10,413)	-
Other income, net	(4,383)	1,032
	(3,973)	(21,710)

Income before income taxes	542,195	776,366

Provision for income taxes	216,901	346,782

Net income	$ 325,294	$ 429,584

Basic earnings per share	$ 0.09	$ 0.12

Diluted earnings per share	$ 0.09	$ 0.12

Weighted average shares outstanding:
Basic	3,576,408	3,535,468

Diluted	3,591,272	3,604,473

__________________________

See accompanying notes to consolidated financial statements.
5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004

Revenue from services	$ 72,760,538	$ 71,386,359
Revenue from product sales	24,893,568	35,656,025
Total revenue	97,654,106	107,042,384

Cost of goods sold for services	69,824,119	68,554,957
Cost of goods sold for product sales	22,291,114	32,117,488
Total cost of goods sold	92,115,233	100,672,445

Selling, general and administrative expenses	4,382,208	4,155,479

Income before other income (expense)	1,156,665	2,214,460

Other income (expense)
Interest expense	(69,806)	(145,813)
Interest income	75,719	38,021
Loss on sale of assets	(21,988)	(11,931)
Other income, net	2,847	5,326
	(13,228)	(114,397)

Income before income taxes	1,143,437	2,100,063

Provision for income taxes	457,376	857,502

Net income	$ 686,061	$ 1,242,561

Basic earnings per share	$ 0.19	$ 0.36

Diluted earnings per share	$ 0.19	$ 0.35

Weighted average shares outstanding:
Basic	3,576,370	3,446,495

Diluted	3,597,030	3,593,655

______________________________

See accompanying notes to consolidated financial statements.
6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2005
(UNAUDITED)

_________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2004	4,255,000	$21,275	$2,656,891	$3,944,814	(679,532)	$ (702,961)	$5,920,019

Treasury stock distribution to employees	-	-	5,551	-	940	973	6,524

Tax benefit of stock options exercised	-	-	403,440	-	-	-	403,440

Net income	-	-	-	686,061	-	-	686,061

Balance as of September 30, 2005	4,255,000	$21,275	$3,065,882	$4,630,875	(678,592)	$ (701,988)	$7,016,044

__________________________________

See accompanying notes to consolidated financial statements.
7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

	2005	2004
Cash flows from operating activities
Net income	$ 686,061	$ 1,242,561
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,274,380	1,127,605
Treasury stock distribution to employees	6,524	109,621
Tax benefit of stock options exercised	403,440	-
Deferred income tax	(241,888)	114,799
Loss on sale of property and equipment	21,988	11,931
Change in assets and liabilities
Receivables	(2,009,853)	(3,244,997)
Net investment in sales-type leases	33,597	234,407
Inventories	72,692	(69,192)
Other assets	178,689	(51,157)
Accounts payable	2,715,123	5,184,963
Other current liabilities	154,747	870,977
Net cash from operating activities	3,295,500	5,531,518

Cash flows from investing activities
Payments from Related Parties	28,328	-
Proceeds from sale of property and equipment	72,482	1,000
Purchases of property and equipment	(1,630,360)	(1,373,861)
Net cash from investing activities	(1,529,550)	(1,372,861)
Cash flows from financing activities
Proceeds from exercise of common stock options	-	386,141
Payment of cash dividend	-	(353,547)
Payments on capital lease obligations	(520,246)	(118,421)
Payments on long-term debt	(1,000,000)	(1,334,315)
Net cash from financing activities	(1,520,246)	(1,420,142)

Net increase in cash	245,704	2,738,515

Cash at beginning of period	1,129,690	662,772

Cash at end of period	$ 1,375,394	$ 3,401,287

Supplemental disclosure of cash flow information
Cash paid for interest	$ 69,780	$ 44,965
Cash paid for taxes	40,310	643,384

____________________________

See accompanying notes to consolidated financial statements.
8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2005 and the results of our operations and changes in our cash flow for the periods ended September 30, 2005 and 2004. Results of operations for the period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2004 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2004 on file with the Securities and Exchange Commission.

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

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth (6.625% at September 30, 2005). The maturity date under this agreement is January 2008. We have collateralized the credit facility with all our assets. As of September 30, 2005 and December 31, 2004, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At September 30, 2005, we were in compliance with all restrictive covenants and the entire amount of our credit facility was available for borrowings.

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

On March 15, 2005, Home Depot notified us that they did not wish to allow the Solid Waste Management Services Agreement with us to renew for an additional three-year term but wished to enter into a new contract for the services provided under the agreement. In that letter, Home Depot stated its intent to continue the agreement on a month-to-month basis if a new contract was not in place by the expiration of the agreement on June 1, 2005. On September 16, 2005, we announced that Home Depot had notified us the previous day that they would allow the agreement to expire effective October 30, 2005. As stated in our September 16th press release, the notification of termination from Home Depot came as somewhat of a surprise to us, given the fact that we had provided waste management services to Home Depot for over twenty years and were also the lowest bidder in the live on-line auction for Home Depot's waste services that took place on April 28, 2005. After the auction, we expected to participate in contract negotiations with Home Depot, but Home Depot did not pursue negotiations before abruptly ending the twenty-year business relationship. Under the prior agreement, our Computerized Waste Systems segment was responsible for managing and overseeing the removal of solid waste and recyclable material for all locations designated by Home Depot. Those locations exceeded 2,000 stores. Home Depot paid us a monthly management fee and a percentage of the gross sales of all of Home Depot's marketable recyclables.

We evaluate segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

NOTE 4 -- SEGMENT INFORMATION, continued

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005	ISA RECYLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	CORPORATE	SEGMENT TOTALS

Recycling revenues	$ 22,425,868	$ -	$ -	$ -	$22,425,868
Equipment sales, service
and leasing revenues	-	-	2,467,700	-	2,467,700
Management fees	-	72,760,538	-	-	72,760,538
Cost of goods sold	(20,653,445)	(69,824,119)	(1,637,669)	-	(92,115,233)
Selling, general and
administrative expenses	(706,510)	(1,378,947)	(493,047)	(1,803,704)	(4,382,208)

Segment profit (loss)	$ 1,065,913	$ 1,557,472	$ 336,984	$(1,803,704)	$ 1,156,665

Segment assets	$ 9,362,472	$ 7,856,452	$ 2,244,564	$ 3,842,168	$ 23,305,656

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	CORPORATE	SEGMENT TOTALS

Recycling revenues	$ 33,357,143	$ -	$ -	$ -	$ 33,357,143
Equipment sales, service
and leasing revenues	-	-	2,298,882	-	2,298,882
Management fees	-	71,386,359	-	-	71,386,359
Cost of goods sold	(30,775,088)	(68,554,957)	(1,342,400)	-	(100,672,445)
Selling, general and
administrative expenses	(632,109)	(1,391,564)	(410,192)	(1,721,614)	(4,155,479)

Segment profit (loss)	$ 1,949,946	$ 1,439,838	$ 546,290	$(1,721,614)	$ 2,214,460

Segment assets	$ 11,182,489	$ 7,842,156	$ 2,392,070	$ 5,011,605	$26,428,320

NOTE 4 -- SEGMENT INFORMATION, continued

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	CORPORATE	SEGMENT TOTALS

Recycling revenues	$ 7,645,002	$ -	$ -	$ -	$ 7,645,002
Equipment sales, service
and leasing revenues	-	-	1,035,318	-	1,035,318
Management fees	-	25,899,409	-	-	25,899,409
Cost of goods sold	(7,045,652)	(24,846,751)	(734,595)	-	(32,626,998)
Selling, general and
administrative expenses	(238,563)	(455,502)	(153,954)	(558,544)	(1,406,563)

Segment profit (loss)	$ 360,787	$ 597,156	$ 146,769	$ (558,544)	$ 546,168

Segment assets	$ 9,362,472	$ 7,856,452	$ 2,244,564	$3,842,168	$23,305,656

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	CORPORATE	SEGMENT TOTALS

Recycling revenues	$ 12,077,250	$ -	$ -	$ -	$12,077,250
Equipment sales, service
and leasing revenues	-	-	761,605	-	761,605
Management fees	-	25,385,051	-	-	25,385,051
Cost of goods sold	(11,184,637)	(24,411,934)	(472,838)	-	(36,069,409)
Selling, general and
administrative expenses	(232,170)	(433,825)	(143,049)	(547,377)	(1,356,421)

Segment profit (loss)	$ 660,443	$ 539,292	$ 145,718	$ (547,377)	$ 798,076

Segment assets	$11,182,489	$ 7,842,156	$ 2,392,070	$5,011,605	$26,428,320

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

Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be torched, sheared or baled. We do not have work-in-process inventory that we need to manufacture to become finished goods. We include processing costs in inventory for all commodities by gross ton. Ferrous inventory of $1,133,082 at September 30, 2005 was comprised of $319,178 in raw materials and $813,904 of finished goods. Non-ferrous inventory of $820,460 at September 30, 2005 was comprised of $139,548 in raw materials and $680,912 of finished goods. Ferrous inventory of $1,140,905 at December 31, 2004 was comprised of $326,917 in raw materials and $813,988 of finished goods. Non-ferrous inventory of $870,038 at December 31, 2004 was comprised of $207,794 in raw materials and $662,244 of finished goods.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Other inventory includes cardboard and baling wire. Inventories as of September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005 (unaudited)	December 31, 2004

Ferrous	$ 1,133,082	$ 1,140,905
Non-ferrous	820,460	870,038
Waste equipment machinery	111,324	118,249
Other	14,816	23,182

Total inventories	$ 2,079,682	$ 2,152,374

NOTE 6 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004:

	2005	2004
Basic earnings per share
Net income	$ 686,061	$ 1,242,561
Weighted average shares outstanding	3,576,370	3,446,495

Basic earnings per share	$ .19	$ .36

Diluted earnings per share
Net income	$ 686,061	$ 1,242,561

Weighted average shares outstanding	3,576,370	3,446,495
Add dilutive effect of assumed exercising of stock options	20,660	147,160
Diluted average shares outstanding	3,597,030	3,593,655

Diluted earnings per share	$ .19	$ .35

Three months ended September 30, 2005 compared to three months ended September 30, 2004:

	2005	2004
Basic earnings per share
Net income	$ 325,294	$ 429,584
Weighted average shares outstanding	3,576,408	3,535,468

Basic earnings per share	$ .09	$ .12

Diluted earnings per share
Net income	$ 325,294	$ 429,584

Weighted average shares outstanding	3,576,408	3,535,468
Add dilutive effect of assumed exercising of stock options	14,864	69,005
Diluted average shares outstanding	3,591,272	3,604,473

Diluted earnings per share	$ .09	$ .12

NOTE 6 -- PER SHARE DATA, continued

In the second quarter of 2004, a permanent tax benefit of $127,300 related to the exercise of non-employee stock options was inadvertently recorded as a reduction to income tax expense. At year-end of 2004, we determined that the tax benefit should be reported as an increase to additional paid-in-capital in the second quarter of 2004. For the nine months of 2004, the net income amount of $1,242,561 (with basic earnings per share of $0.36 and diluted earnings per share of $0.35) shown above is $127,300 less (with basic earnings per share of $0.04 and diluted earnings per share of $0.03) than the net income amount of $1,369,861 (with basic earnings per share of $0.40 and diluted earnings per share of $0.38) previously reported in the Report on Form 10-Q for the quarter ended September 30, 2004.

NOTE 7-- ADDITIONAL PAID-IN CAPITAL

The increase in additional paid-in capital relates to the exercise of options in 2004 for which the restrictions on the underlying common stock granted lapsed in 2005 resulting in a permanent tax benefit..

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

General

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as aggressively marketing our services to potential customers. Although we recently lost our largest customer, Home Depot, we have added eleven new customers with 700 serviced locations through the first three quarters of 2005. Currently, we service 1,475 customer locations throughout the United States and we utilize an active database of over 6,000 vendors to provide timely, thorough and cost-effective service to our customers. Our goal is that our aggressive marketing strategy will allow us to continue to add new customers which lead to a diversity of business opportunities so that we are not as dependent upon the operating results of the recycling division or on a single customer, such as Home Depot. This diversity will help to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets, or we are in need of replacing contracts that our customers may not renew. Much of our focus and attention now and in the future is directed towards the growth of the management services business segment through expansion in the existing markets. We are also focused upon technology enhancements that we can provide to the new and existing customer base to further solidify customer relationships. Additionally, we are exploring strategic alliances and relationships that will enable us to effectively execute our growth.

We have operating locations in Louisville, Kentucky and Seymour, Indiana, and recently added a location in Lexington, Kentucky. We do not have operating locations outside the United States but we service 1,475 customer locations throughout the United States, building a base of approximately 965 service providers. Revenue derived from customers located outside the United States was $2,894,146 for the nine months ended September 30, 2005. Cost of goods sold derived from customers located outside the United States was $2,806,896. Gross profit before selling, general and administrative expenses was $87,250. We do not separate selling, general and administrative expenses between customers located in the United States or outside the United States.

On March 15, 2005, Home Depot notified us that they did not wish to allow the Solid Waste Management Services Agreement with us to renew for an additional three-year term but wished to enter into a new contract for the services provided under the agreement. In that letter, Home Depot stated its intent to continue the agreement on a month-to-month basis if a new contract was not in place by the expiration of the agreement on June 1, 2005. On September 16, 2005, we announced that Home Depot had notified us the previous day that they would allow the agreement to expire effective October 30, 2005. As stated in our September 16th press release, the notification of termination from Home Depot came as somewhat of a surprise to us, given the fact that we had provided waste management services to Home Depot for over twenty years and were also the lowest bidder in the live on-line auction for Home Depot's waste services that took place on April 28, 2005. After the auction, we expected to participate in contract negotiations with Home Depot, but Home Depot did not pursue negotiations before abruptly ending the twenty-year business relationship. Under the prior agreement, our Computerized Waste Systems segment was responsible for managing and overseeing the removal of solid waste and recyclable material for all locations designated by Home Depot. Those locations exceeded 2,000 stores. Home Depot paid us a monthly management fee and a percentage of the gross sales of all of Home Depot's marketable recyclables.

ISA will continue to focus on servicing its other customers and marketing its waste and recycling management service solutions across the retail, commercial and industrial sectors, and real estate development, as well as initiating growth in its ferrous and non-ferrous recycling and processing operations and its waste and recycling equipment sales, service and leasing division.

Our goal is to remain dedicated to the recycling, management services, and equipment industry while sustaining steady growth at an acceptable profit, adding to our net worth, and providing positive returns for stockholders. We intend to increase efficiencies and productivity in our core business while remaining alert for possible acquisitions, strategic partnerships, mergers and joint-ventures that would enhance our profitability.

Liquidity and Capital Resources

As of September 30, 2005 we held cash and cash equivalents of $1,375,394.

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth (6.625% at September 30, 2005). The maturity date under this agreement is January 2008. We have collateralized the credit facility with all our assets. As of September 30, 2005 and December 31, 2004, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At September 30, 2005, we were in compliance with all restrictive covenants and the entire amount of our credit facility was available for borrowings.

During the first nine months of 2005, we purchased $1,630,360 of property and equipment. In the recycling segment we spent approximately $417,962 for two crane engines, a scale, a conveyor belt, a Mack truck and containers used in the New Orleans area. In the equipment sales, leasing and service segment, we capitalized approximately $701,908 as rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market. We purchased 2.75 acres of unimproved land located at 7021-7103 Grade Lane, Louisville, Kentucky for $265,000. Building and land improvements were $234,835. Capitalized computer hardware and software was $10,655. We purchased these fixed asset additions with existing cash flows.

In the second quarter of 2005, we exercised the purchase option on a capital lease agreement for five acres at 1565 East 4th Street, Seymour, Indiana for $425,000. The property is located approximately 60 miles north of Louisville, Kentucky. The land is improved by an approximately 10,000 square foot maintenance and office building. We use this property for ferrous and nonferrous operations.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. We have included the balance due on the purchasing card as part of accounts payable. The outstanding balance on the purchasing card at September 30, 2005 was $412,566 with a due date of October 27, 2005; we paid the $412,566 balance on October 15, 2005. The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges. To date, we have not incurred any interest charges on this purchasing card. The card requires monthly minimum payments on any balance outstanding at month end. We receive rebates on an annual basis for all purchases made with the card.

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

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Income bear to total revenues and other pertinent data:

Nine months ended September 30,
	2005	2004
Statements of Income Data:
Total revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	94.3%	94.0%
Selling, general and administrative expenses ..................................	4.5%	3.9%
Income before other expenses.........................................................	1.2%	2.1%

Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

Total revenue decreased $9,388,278 or 8.8% to $97,654,106 in 2005 compared to $107,042,384 in 2004. Recycling revenue decreased $10,931,275 or 32.8% to $22,425,868 in 2005 compared to $33,357,143 in 2004. This is due to a decrease of 33% in the volume of shipments (the volume of shipments in the first nine months of 2004 was abnormally high). Management services revenue increased $1,374,179 or 1.9% to $72,760,538 in 2005 compared to $71,386,359 in 2004. This change is due to an increase in revenues per customer locations while maintaining a customer base that is substantially the same from 2004 to 2005. Equipment, service and leasing revenue increased $168,818 or 7.3% to $2,467,700 in 2005 compared to $2,298,882 in 2004. This increase is due primarily to an increase in equipment sales of $289,000 in the first nine months of 2005.

Total cost of goods sold decreased $8,557,212 or 8.5% to $92,115,233 in 2005 compared to $100,672,445 in 2004. Recycling cost of goods sold decreased $10,121,643 or 32.9% to $20,653,445 in 2005 compared to $30,775,088 in 2004. This is due to a decrease of 33% in the volume of purchases (the volume of purchases in the first nine months of 2004 was abnormally high). Management services cost of goods sold increased $1,269,162 or 1.9% to $69,824,119 in 2005 compared to $68,554,957 in 2004 due to increases in vendor service fees per the customer locations while maintaining a customer base that is substantially the same from 2004 to 2005. Equipment, service and leasing cost of goods sold increased $295,269 or 22.0% to $1,637,669 in 2005 compared to $1,342,400 in 2004. The increase is due to an increase in cost of sales of equipment and an increase in rental fleet depreciation.

Selling, general and administrative expenses increased $226,729 or 5.5% to $4,382,208 in 2005 compared to $4,155,479 in 2004. As a percentage of revenue, selling, general and administrative expenses were 4.5% in 2005 compared to 3.9% in 2004. Drivers of the increase include the following:

• Depreciation increased $87,000 due to a large purchase of containers in September 2004. These containers are being used in Florida and New Orleans, primarily for cleanup due to the hurricanes.

• Labor and consulting expenses increased $59,000 due to the addition of sales, accounting and administrative employees, and due to an increase in health insurance costs.

• Accounting expenses increased $46,000 due to consultations with our independent accountants on periodic SEC reviews, Sarbanes-Oxley compliance and increased tax work.

•

Equipment repairs and maintenance increased $37,000 due to increased repairs and maintenance in the equipment, service and leasing segment. We have $780,582 more in rental equipment than we did in the third quarter of 2004. Additionally, the price of steel, used for fabrication, has increased since last year.

• Insurance expenses increased $34,000 due to increases in general liability insurance and directors and officers insurance.

•

Lease/rent property increased $15,000 for rental of property in Lexington, Kentucky. This property is being used as a transfer station for ferrous and nonferrous material. There are not any processing operations at this facility.

• Operating supplies decreased $46,000 because of a decrease in repairs on equipment in the recycling segment due to a lower volume of material that needed to be processed.

Other expense decreased $101,169 to $13,228 in 2005 compared to $114,397 in 2004. This was primarily due to a decrease in interest expense of $76,000 due to the reduction of long-term debt in 2004 and an increase in interest income of approximately $38,000.

Three months ended September 30, 2005 compared to three months ended September 30, 2004

Total revenue decreased $3,644,177 or 9.5% to $34,579,729 in 2005 compared to $38,223,906 in 2004. Recycling revenue decreased $4,432,248 or 36.7% to $7,645,002 in 2005 compared to $12,077,250 in 2004. This is due to a decrease of 29% in the volume of shipments (the volume of shipments in the third quarter of 2004 was abnormally high) and a decrease of 9% in the average selling price of the commodities. Management services revenue increased $514,358 or 2.0% to $25,899,409 in 2005 compared to $25,385,051 in 2004. This change is due to an increase in revenues per customer locations while maintaining a customer base that is substantially the same from 2004 to 2005. Revenues per customer location increased because of an increase in the volume of disposal of solid waste material. Equipment, service and leasing revenue increased $273,713 or 35.9% to $1,035,318 in 2005 compared to $761,605 in 2004. This increase is due to an increase in sale of equipment and an increase in rental revenue.

Total cost of goods sold decreased $3,442,411 or 9.5% to $32,626,998 in 2005 compared to $36,069,409 in 2004. Recycling cost of goods sold decreased $4,138,985 or 37.0% to $7,045,652 in 2005 compared to $11,184,637 in 2004. This is due to a decrease of 27% in the volume of purchases and a 17% decrease in commodity purchase prices in the recycling market. Management services cost of goods sold increased $434,817 or 1.8% to $24,846,751 in 2005 compared to $24,411,934 in 2004 due to increases in vendor service fees per the customer locations while maintaining a customer base that is substantially the same from 2004 to 2005. Equipment, service and leasing cost of goods sold increased $261,757 or 55.4% to $734,595 in 2005 compared to $472,838 in 2004. The increase is due to the cost of sales of equipment and the depreciation of rental fleet equipment.

Selling, general and administrative expenses increased $50,142 or 3.7% to $1,406,563 in 2005 compared to $1,356,421 in 2004. As a percentage of revenue, selling, general and administrative expenses were 4.1% in 2005 compared to 3.5% in 2004. Drivers of the increase include the following:

• Depreciation increased $22,000 due to a large purchase of containers in September 2004. These containers are being used in Florida and New Orleans, primarily for cleanup due to the hurricanes.

• Equipment repairs and maintenance expenses increased $18,000 due to the increase of rental equipment such as compactors, containers and balers located at customer sites.

• Insurance expenses increased $13,000 due to increases in general liability insurance and directors and officers insurance.

• Labor expense increased $12,000 primarily due to the addition of accounting, service, and administrative employees.

• Operating supplies decreased $39,000 because of a decrease in repairs on equipment in the recycling segment due to a lower volume of material that needed to be processed.

Other expense decreased $17,737 to $3,973 in 2005 compared to $21,710 in 2004. This was primarily due to a decrease in interest expense of $26,000 due to the reduction of long-term debt in 2004 and an increase in interest income of $8,000.

Financial condition at September 30, 2005 compared to December 31, 2004

Cash and cash equivalents increased $245,704 to $1,375,394 as of September 30, 2005 compared to $1,129,690 as of December 31, 2004.

We generated net cash from operating activities of $3,295,500 for the nine months ended September 30, 2005, primarily because of an increase in accounts payable due to an increase in revenues per customer locations while maintaining a customer base that is substantially the same from 2004 to 2005 in the management services segment.

We used net cash from investing activities of $1,529,550 for the nine months ending September 30, 2005. Primarily, we purchased land, rental fleet equipment and recycling equipment. We purchased improved land in Seymour, Indiana for $425,000. We also purchased 2.75 acres of unimproved land located at 7021-7103 Grade Lane, Louisville, Kentucky for $265,000. We made rental fleet equipment purchases of $701,908 in the first nine months of 2005. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

We used our net cash from financing activities of $1,520,246 to pay off long-term debt and to pay capital lease obligations for the nine months ending September 30, 2005.

Accounts receivable trade increased $2,009,853 or 23.4% to $10,587,181 as of September 30, 2005 compared to $8,577,328 as of December 31, 2004. This change is primarily due to an increase in revenues per the customer locations while maintaining a consistent customer base in the Management Services segment.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory decreased $72,692 or 3.4% to $2,079,682 as of September 30, 2005 compared to $2,152,374 as of December 31, 2004.

Inventory aging for the period ended September 30, 2005 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 26,372	$ -	$ -	$ 84,952	$ 111,324
Ferrous materials	663,305	177,805	97,158	194,814	1,133,082
Non-ferrous materials	597,522	113,095	45,967	63,876	820,460
Other	14,816	-	-	-	14,816

	$1,302,015	$290,900	$143,125	$343,642	$2,079,682

Inventory aging for the year ended December 31, 2004 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ -	$ 93,111	$ -	$25,138	$ 118,249
Ferrous Materials	616,089	387,907	136,909	-	1,140,905
Non-ferrous materials	726,302	124,157	12,664	6,915	870,038
Other	23,182	-	-	-	23,182

	$1,365,573	$605,175	$149,573	$32,053	$ 2,152,374

Accounts payable trade increased $2,715,123 or 22.5% to $14,797,799 as of September 30, 2005 compared to $12,082,676 as of December 31, 2004, primarily due to market conditions.

Working capital decreased $358,034 to a deficit of $1,293,000 as of September 30, 2005 compared to a deficit of $934,966 as of December 31, 2004. The decrease was primarily due to the cash purchases of $1,630,360 of property and equipment during the first nine months of 2005 and the payoff of $1,000,000 in debt, partially offset by positive operating cash flows.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2005.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$0	$0	$0	$0	$0
Capital Lease Obligations (1)	310,627	127,379	183,248	0	0
Operating Lease Obligations (2)	800,313	605,793	162,883	31,637	0
Total	$1,110,940	$733,172	$346,131	$31,637	$0

(1) We lease various pieces of equipment that qualify for capital lease treatment. These lease arrangements require monthly lease payments expiring at various dates through May 2008.

(2) We lease the Louisville, Kentucky facility from K&R Corporation, the sole director, officer and shareholder of which is Harry Kletter, our chief executive officer, under an operating lease expiring December 2007. We have monthly rental payments of $42,106 through December 2007. In the event of a change of control, the monthly payments become $62,500.

Long-term debt decreased $1,000,000 to $0 as of September 30, 2005 compared to $1,000,000 as of December 31, 2004 due to the payoff of the debt.

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

SFAS No. 154 - Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3, replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

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

We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2005, we had no outstanding variable rate borrowings under our credit agreement.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

        Based on the evaluation of the ISA Chief Executive Officer and the ISA Chief Financial Officer of our disclosure controls and procedures as of September 30, 2005, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d - 15(e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls.

        There have been no significant changes to ISA's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting subsequent to September 30, 2005.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

DATE: November 14, 2005	/s/ Harry Kletter
Chairman and Chief Executive Officer

DATE: November 14, 2005	/s/ Alan L. Schroering Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended September 30, 2005.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended September 30, 2005.

32.1	18 U.S.C. Section 1350 - Certifications of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended September 30, 2005.