Form 10-K
period 2005-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2006-03-20
CIK 4187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2005

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

Securities registered pursuant to Section 12(g) of the Act:/

Common Stock, $.005 par value (Title of class)

Indicate by check mark if the registrant is a well-seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes No X

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer Accelerated filer Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Aggregate market value of the 1,657,358 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on June 30, 2005: $8,783,997.

Number of shares of Common Stock, $.005 par value, outstanding as of the close of business on March 3, 2006: 3,566,408.
_____________________

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

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

Management Services Operations -- Computerized Waste Systems (CWS)

      Our management services operations are in the business of commercial, retail and industrial waste and recycling management services. CWS offers a "total package" concept to commercial, retail and industrial customers for their waste and recycling management needs. Combining waste reduction and diversion, and waste equipment technology, CWS creates waste and recycling programs tailored to each customer's needs. The services we offer include locating and contracting with a hauling company and recycler at a reasonable cost for each participating location. CWS does not own waste-transporting trucks or landfills. We do not operate or partner with any of the national hauling or recycling companies, and none of these companies own us. We are able to maintain a neutral position for the benefit of our customers. We have designed and developed proprietary computer software that provides our personnel with relevant information on each customer's locations, as well as pertinent information on service providers disposal rates, costs of equipment, including installation and shipping, disposal rates and recycling prices. This software has allowed us to build a database for serving our customers that have locations nationwide as well as Canada and Mexico. This software enables us to generate detailed monthly customized billing reports, and price tracking to accommodate our customers' needs.

      Our management services division provides our customers evaluation, management, monitoring, auditing and cost reduction of non-hazardous solid waste removal and recycling activities. CWS has developed a network of over 2,300 hauling, landfill, recycling and equipment manufacturing and maintenance service providers throughout the United States and Canada. Through this network, we are able to provide pricing estimates for current and potential customers. CWS customer service representatives have access to this information through the computer software designed and developed to enhance the value offered to our customers. Through this information retrieval system and database, customer service representatives can review the accuracy of recent billings for hauling, landfill and recycling rates.

      We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as aggressively marketing our services to potential customers. Although we lost our largest customer, Home Depot in October 2005, we added eleven new customers with 700 serviced locations through the first three quarters of 2005. Currently, we service 1,475 customer locations throughout the United States and we utilize an active database of over 6,000 vendors to provide timely, thorough and cost-effective service to our customers. Our goal is that our marketing strategy will allow us to continue to add new customers which lead to a diversification of business opportunities so that we are not as dependent upon the operating results of the recycling division or on a single customer, such as Home Depot. This diversification will help to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets, or we are in need of replacing contracts that our customers may not renew. Much of our focus and attention now and in the future is directed towards the growth of the management services business segment through expansion in existing markets. We are also focusing upon technology enhancements that we can provide to the new and existing customer base to further solidify customer relationships. Additionally, we are exploring strategic alliances and relationships that will enable us to effectively execute our growth.

We derived a significant portion of our revenues from Home Depot, accounting for approximately 56% and 51% of 2005 and 2004 total revenues, respectively.

Fiscal Year Ended December 31
Home Depot Revenues and Gross Profit	2005	2004	2003

% of Total Revenue	56%	51%	57%
% of Total Gross Profit	21%	20%	16%
% of CWS Revenue	77%	76%	77%
% of CWS Gross Profit	48%	51%	34%

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

Waste and Recycling Equipment Sales and Services Operations-WESSCO -Waste and Sales Service Company

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

      On July 1, 1984, we began a solid waste handling and disposal equipment sales organization under the name Waste Equipment Sales and Services Company, which we refer to as WESSCO. On January 1, 1985, we merged with Computerized Waste Systems, Inc., a Massachusetts corporation. CWS was a corporation specializing in offering solid waste management consultations for large multi-location companies involved in the retail, restaurant and industrial sectors. At the time of the merger, CWS was concentrating on large retail chains, but has changed its emphasis to include commercial and industrial customers. This strategy created an additional target market for us. Subsequent to the merger with CWS, we moved the CWS headquarters from Springfield, Massachusetts to Louisville, Kentucky. At the time of the merger, much of the customer base and marketing efforts were concentrated in the Northeast. With the move to Louisville, we began to expand its marketing efforts, which are now nationwide as well as Canada.

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

      On February 15, 2005 we added a location in Lexington, Kentucky. We are using this property as a transfer station for ferrous and nonferrous material. There are no processing operations at this facility.

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

      We have developed a network of maintenance, hauling, disposal, equipment and recycling companies throughout the country and in Canada, and due to the volume of business we have awarded to them, these companies will often offer us discounted hauling, disposal and maintenance rates and increased recycling prices. However, no company or service provider in the hauling, disposal, recycling, equipment and/or maintenance industries owns or controls us. We deal with those companies and service providers that can supply quality service and products at a favorable price and understand that as long as we serve our customers well, we and our service providers will have the opportunity to bid on future accounts.

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

Employees

      As of December 31, 2005, ISA had one hundred three (103) full-time employees as follows: recycling 64, management services 24, sales/leasing 5 and administration/information technology 10. None of our employees is a member of a union.

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

      Lassak Letter Agreement - In a letter dated November 3, 1999, we granted options to Lassak in exchange for the options previously granted to Lassak on June 2, 1998. Thus, these letter agreement options replaced the options granted to Lassak under the JCA/AML Agreement and the Lassak Agreement. Under the letter agreement, we granted Lassak options to purchase 240,500 shares of our common stock at $1.25 per share based on a five-year vesting schedule. Any unexercised options expired according to a certain time schedule. The letter agreement specifically outlined the method Lassak was required to employ to validly exercise his options. Under the letter agreement, we required Lassak to deliver the option certificates to us and simultaneously pay us the full option price for the shares. Lassak never validly exercised the option to purchase any shares under the letter agreement and all unexercised options expired as of June 2, 2004.

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

      On August 6, 2004 we filed a Motion to Dismiss or in the Alternative Motion for More Definite Statement. At a hearing before the Court on September 20, 2004, the judge granted our Motion without prejudice, allowing Lassak to amend the Complaint. Lassak filed an Amended Complaint on December 27, 2004, which restated his previous claims and made a number of new claims including claims of federal and state securities fraud. The Amended Complaint also named Harry Kletter individually as a defendant. In June 2005, Lassak filed a Second Amended Complaint which is substantially similar to the first Amended Complaint. We have since filed an Answer and Affirmative Defenses to the Second Amended Complaint as well as a Motion to Dismiss on behalf of Harry Kletter that remains pending. We are currently in the process of providing requested discovery.

We do not have any current consulting agreements with options to purchase common stock.

ITEM 1 A. Risk Factors

Risk Factors

      This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, certain statements about our plans, strategies and prospects. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in this Risk Factors section. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below. Unless the context requires otherwise, all references to the "company," "we," "us" or "our" include Industrial Services of America, Inc. and subsidiaries.

      If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

Risks Related to Our Operations

The loss of our customer contract with Home Depot has resulted in reduced revenues for us that we may not be able to replace.

      We lost our contract with Home Depot and we may be unable to replace in whole the lost revenue generated from that customer and necessarily the gross profit received there from. The Home Depot contract represented 56%, 51% and 57% of our revenue for 2005, 2004 and 2003, respectively, and 21%, 20% and 16% of our gross profit for 2005, 2004 and 2003, respectively.

      Notwithstanding the loss of this contract, we are seeking new customers to replace this lost revenue and gross profit. To date, we have not consummated a contract with any new customers who generate significant revenue and gross profit for us, but we are in discussions with some potential customers who may generate such revenue and gross profit. Although we may not be able to replenish this lost revenue from the management service segment of our business, we believe that the remaining segments of our business will generate increased revenue, particularly in the recycling business, and gross profit to offset in the near term the lost gross profit derived from the Home Depot contract.

Our business has increasing involvement in ferrous, non-ferrous and fiber recycling. Currently, the prices of metals are high, but changes in demand, including foreign demand, regulation, economic slowdowns or increased competition could result in a reduction of our revenue and consequent decrease in our common stock price.

      Many companies offer or are engaged in the development of products or the provisions of services that may be or are competitive with our current products or services, although we do not believe any competition offers the unique mixture of the services and products we provide in the waste management area. Many entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we possess. In addition, the industry is constantly changing as a result of consolidation that may create additional competitive pressures in our business environment.

An increase in the price of fuel may adversely affect our business.

      Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our fleet of cranes and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors. During 2003, 2004 and 2005, we experienced increases in the cost of fuel and other petroleum-based products. A portion of these increases we passed on to our customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. Due to political instability in oil-producing countries, fuel prices may continue to increase significantly in 2006. A significant increase in fuel costs could adversely affect our business.

We could incur substantial costs in order to comply with, or to address any violations under, environmental laws that could significantly increase our operating expenses and reduce our operating income.

      Our operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the processing of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where materials from our operations were disposed of, which could result in future expenditures that cannot be currently quantified and which could reduce our profits.

Our financial statements are based upon estimates and assumptions that may differ from actual results.

      We have prepared our financial statements in accordance with U.S. generally accepted accounting principles and necessarily include amounts based on estimates and assumptions we made. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets, valuation allowances for accounts receivable, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation and deferred taxes.

We depend on our senior management team and the loss of any member could prevent us from implementing our business strategy.

      Our success is dependent on the management and leadership skills of our senior management team. We have not entered into employment agreements with any of our senior management personnel. The loss of any members of our management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.

Seasonal changes may adversely affect our business and operations.

Our operations may be adversely affected by periods of inclement weather which could decrease the collection and shipment volume of recycling materials.

Risks Related to Our Common Stock

Future sales of our common stock could depress our market price and diminish the value of your investment.

      Future sales of shares of our common stock could adversely affect the prevailing market price of our common stock. If our existing shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our common stock could significantly decline. Moreover, the perception in the public market that our existing shareholders and in particular members of the Kletter family might sell shares of common stock could depress the market for our common stock.

The market price for our common stock may be volatile.

      In recent periods, there has been volatility in the market price for our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

• our quarterly operating results or the operating results of our companies in the waste management or ferrous, non-ferrous and fiber recycling industry;

• changes in general conditions in the economy, the financial markets or the ferrous, non-ferrous and fiber recycling industry;

• loss of significant customers, as was the case with the loss of Home Depot; and

• increases in materials and other costs.

      In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

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

      In 2004, we paid for repairs totaling $302,160 that we made to the buildings and property that we lease from K&R, located at 7100 Grade Lane, Louisville, Kentucky. K&R executed an unsecured promissory note, dated March 25, 2005, but effective December 31, 2004, to us for the principal sum of $302,160. K&R makes payments on the promissory note of principal and interest in ninety-six (96) monthly installments of $3,897.66. The rate of interest is five and one-half percent (5.5%) per annum. Failure of K&R to make any payment when due under this note within fifteen (15) days of its due date shall constitute a default. After the fifteen day period, the note shall bear interest at a rate equal to fifteen percent (15%) per annum and we have the right to exercise our remedies to collect full payment of the note.

      We anticipate that an increase in our rent payable to K&R will result from the improvements made to the leased property. Currently, the lease from K&R to us provides K&R with the ability to adjust rent for improvements to the leased premises. To date, we have not agreed with K&R on any adjustment to rent.

      K&R Consulting Agreement. The K&R consulting agreement remains in effect until December 31, 2007, with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. K&R shall provide strategic planning for mergers and acquisitions. We are responsible for all of K&R's expenses and pay to K&R $240,000 in equal monthly installments of $20,000 in connection with the K&R consulting activities.

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

Lease and Purchase Agreement - Penske

      Effective July 8, 2002, ISA Indiana, Inc., an Indiana corporation and our wholly-owned subsidiary, and Penske Truck Leasing Co., L.P. entered into a lease and purchase agreement. The location of the business is on an approximate 5-acre tract at 1565 East 4th Street, Seymour, Indiana, approximately 60 miles north of Louisville, Kentucky. The land is improved by an approximately 10,000 square foot maintenance and office building. In June 2005, we exercised the purchase option of $425,000 with respect to the property by making a final payment of $400,000. On July 8, 2002, we had made an option payment of $25,000, which reduced the balance of the purchase price if and upon our exercise of the purchase option. The original lease agreement called for ISA Indiana to pay Penske $3,000 per month for three years with an option to purchase for $425,000.

      On May 1, 2003, we purchased 10.723 acres at 7110 Grade Lane, Louisville, Kentucky for $1,523,129. It includes a 146,627 square foot commercial warehouse building. The property is adjacent to our headquarters. We financed the property with long term debt with a bank at prime rate with a balloon payment of $1,000,000 which we paid off in 2005.

Item 3. Legal Proceedings.

      We are a party to litigation from time to time in the normal course of business. For further information, see Item 1, Business -- Consulting Agreements and Related Matters, JCA/AML Agreement, Lassak Agreement and Lassak Letter Agreement.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 4a. ISA Executive Officers.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations

Harry Kletter	1983	78

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

Alan L. Schroering	2000	41

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

Ed List	June 2004	60	ISA Chief Operating Officer from June 1, 2004 to present. He served previously as Vice President/Senior Accounts Manager CWS for the Registrant from May 2000 to June 2004.

Bob Cuzzort	January 2005	57

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

Michael P. Shannonhouse	April 2004	29

ISA Secretary since April 16, 2004. Served as acting ISA Secretary from October 20, 2003 to April 16, 2004. ISA Director of Legal Affairs from October 20, 2003 to present. Prior to accepting his position with ISA, Mr. Shannonhouse worked as a law clerk in private practice from 2002 to 2003.

      None of the above officers is related to any other except that Mr. List is the son-in-law of Mr. Kletter. With respect to certain arrangements with certain officers of ISA relating to executive compensation, see section entitled "Executive Compensation - Certain Transactions" in ISA's Proxy Statement for the 2006 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

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

Quarter Ended	2005		2004		2003
	High	Low	High	Low	High	Low
March 31	$ 7.50	$5.94	$23.75	$2.06	$1.10	$0.93
June 30	$ 6.10	$3.70	$21.50	$9.91	$1.11	$0.92
September 30	$ 6.60	$3.69	$14.89	$5.68	$2.84	$1.00
December 31	$ 3.70	$2.85	$13.36	$7.60	$3.40	$1.78

There were approximately 405 shareholders of record as of December 31, 2005.

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

      On November 15, 2005, our Board of Directors authorized a new program to repurchase up to 200,000 shares of our common stock at current market prices. In 2005 we repurchased 10,000 shares. We repurchased 673,400 shares of our common stock in a prior stock repurchase program that began in August 2000.

Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of Shares	Maximum Number of
	of Shares	Paid per Share	Purchased as part of	Shares that may yet be
	Purchased		Publicly Announced	Purchased Under the
			Plans or Programs	Plans or Programs

Oct-05	-

Nov-05	10,000	$ 2.9762	10,000	190,000

Dec-05	-

Item 6. Selected Financial Data.

Selected Financial Data

	2005	2004	2003	2002	2001
(Amounts in Thousands, Except Per Share Data)

Year ended December 31:
Total revenue	$ 117,382	$ 139,588	$ 118,494	$101,279	$ 93,771

Net income (loss)	1,102	1,497	668	(164)	(353)

Earnings (loss)
per common share:
Basic	$ 0.31	$ 0.43	$ 0.21	$ (0.05)	$ (0.11)

Diluted	$ 0.31	$ 0.42	$ 0.21	$ (0.05)	$ (0.11)

Cash dividends declared
per common share *	$ -	$ .10	$ -	$ -	$ -

At year end:
Total assets	$ 17,884	$ 21,079	$ 19,988	$ 18,913	$ 17,311

Long-term debt and capital lease
obligations, net of current maturities	$ 153	$ 1,272	$ 3,748	$ 3,748	$ 2,344

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

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute "forward-looking statements" within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Please see Item 1A, "Risk Factors" for items that could affect our financial predictions, forecasts and projections.

General

      We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers. Although effective October 30, 2005, we lost our largest customer, Home Depot, we added eleven new customers with 700 serviced locations through the first three quarters of 2005. Currently, we service 1,475 customer locations throughout the United States and we utilize an active database of over 6,000 vendors to provide timely, thorough and cost-effective service to our customers. Our goal is that our marketing strategy will allow us to continue to add new customers which will lead to a diversification of business opportunities so that we are not as dependent upon the operating results of the recycling division or on a single customer, such as Home Depot. We intend for this diversification to help to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets, or we are in need of replacing contracts that our customers may not renew. Much of our focus and attention now and in the future is directed towards the growth of the management services business segment through expansion in the existing markets. We are also focused upon technology enhancements that we can provide to the new and existing customer base to further solidify customer relationships. Additionally, we are exploring strategic alliances and relationships that will enable us to effectively execute our growth. We will also continue to focus on initiating growth in our ferrous and non-ferrous recycling and processing operations and our waste and recycling equipment sales, service and leasing division.

      We have operating locations in Louisville, Kentucky and Seymour, Indiana, and recently added a location in Lexington, Kentucky. We do not have operating locations outside the United States but we service 1,475 customer locations throughout the United States, building a base of approximately 965 service providers. Revenue derived from customers located outside the United States was $3,347,761 for the year ended December 31, 2005. Cost of goods sold derived from customers located outside the United States was $3,260,481. Gross profit before selling, general and administrative expenses was $87,280. We do not separate selling, general and administrative expenses between customers located in the United States or outside the United States.

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

      Notwithstanding the loss of the Home Depot contract, our goal is to remain dedicated to the recycling, management services, and equipment industry while sustaining steady growth at an acceptable profit, adding to our net worth, and providing positive returns for stockholders. We intend to increase efficiencies and productivity in our core business while remaining alert for possible acquisitions, strategic partnerships, mergers and joint-ventures that would enhance our profitability.

Liquidity and Capital Resources

As of December 31, 2005, we held cash and cash equivalents of $1,721,301.

     We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. It replaced a $3.8 million senior revolving credit facility that expired January 11, 2005. Indebtedness under this credit facility accrues interest at the BB&T's prime rate. The maturity date under this agreement is January 2008. We have collaterized the credit facility with all our assets. As of December 31, 2005 and December 31, 2004, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At December 31, 2005, we were in compliance with all restrictive covenants and the entire amount of our credit facility was available for borrowings at December 31, 2005.

      During 2005, we purchased $1,817,885 of property and equipment. In the recycling segment we spent $308,431 for two crane engines, a scale, a conveyor belt, a Mack truck, and containers used in the New Orleans area. In the equipment sales, leasing and service segment, we capitalized $701,908 as rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market. In January 2005, we purchased 2.75 acres of unimproved land located at 7021-7103 Grade Lane, Louisville, Kentucky for $265,000. Building and land improvements were $234,835. Capitalized computer hardware and software was $11,821. We purchased these fixed asset additions with existing cash flows. The significant decrease in property and equipment purchases in 2004 and 2005 from 2003 was because in 2003, we purchased 10.723 acres and a building at 7110 Grade Lane, Louisville, Kentucky for $1,523,129.

      In the second quarter of 2005, we exercised the purchase option of a capital lease agreement for five acres at 1565 East 4th Street, Seymour, Indiana for $425,000. The property is located approximately 60 miles north of Louisville, Kentucky. The land is improved by an approximately 10,000 square foot maintenance and office building. We use this property for ferrous and nonferrous operations.

      We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. We have included the balance due on the purchasing card as part of accounts payable. The outstanding balance on the purchasing card at December 31, 2005 was $1,465,860 with a due date of January 27, 2006. The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges. To date we have not incurred any interest charges on this purchasing card. The card requires monthly minimum payments on any balance outstanding at month end. We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities, including the purchasing card, will be sufficient to meet our cash needs in 2006.

Critical Accounting Policies

      In preparing financial statements in conformity with accounting principles generally accepted in the United States, we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We believe that we consistently apply judgments and estimates and that such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on our statement of operations and financial condition. Critical accounting policies, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain.

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

Accounts receivable and allowance for doubtful accounts receivable

      Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts receivable totaled $50,000 and $75,000 at December 31, 2005 and 2004, respectively. Our determination of the allowance for doubtful accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

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

Valuation of long-lived assets and goodwill

      We regularly review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the year ended December 31, 2005, we determined no impairment existed.

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that we review goodwill at least annually for impairment based on the fair value method. At December 31, 2005, we determined, based on current industry and other market information, that no impairment existed.

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

Results of Operations

      The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

Year ended December 31,	2005	2004	2003

Consolidated Statements of Operations Data:
Total revenue ...................................................	100.0%	100.0%	100.0%
Total cost of goods sold....................................	93.5%	94.1%	94.3%
Selling, general and administrative
Expenses ...........................................................	5.0%	4.0%	4.6%
Income before other income (expense)...........	1.5%	1.9%	1.1%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

      Total revenue decreased $22,206,217 or 15.9% to $117,381,859 in 2005 compared to $139,588,076 in 2004. Management services revenue decreased $8,823,712 or 9.5% to $84,451,367 in 2005 compared to $93,275,079 in 2004. This change is primarily to due to the loss of Home Depot as a customer in October 2005. Recycling revenue decreased $13,309,875 or 30.8% to $29,952,938 in 2005 compared to $43,262,813 in 2004. This change is due to a decrease of 31% in the volume of shipments (the volume of shipments in 2004 was abnormally high). Equipment, service and leasing revenue decreased $72,630 or 2.4% to $2,977,554 in 2005 compared to $3,050,184 in 2004. This decrease is primarily due to decreases in cardboard and rental equipment sales offset by growth in equipment sales attributable to a larger sales staff.

      Total cost of goods sold decreased $21,609,599 or 16.4% to $109,776,561 in 2005 compared to $131,386,160 in 2004. Management services cost of goods sold decreased $8,843,157 or 9.9% to $80,600,770 in 2005 compared to $89,443,927 in 2004. This change is primarily due to the loss of Home Depot as a customer. Recycling cost of goods sold decreased $12,857,324 or 32.0% to $27,271,712 in 2005 compared to $40,129,036 in 2004 due to a decrease in the volume of shipments as well as a decrease in the volume of purchases of 30%. Equipment, service and leasing cost of goods sold increased $90,883 or 5.0% to $1,904,079 in 2005 compared to $1,813,197 in 2004. This increase is primarily due to the growth in equipment sales attributable to the expansion of the sales staff.

      Selling, general and administrative expenses increased $252,582 or 4.5% to $5,816,605 in 2005 compared to $5,564,023 in 2004. The increase in SG&A is due to increases in depreciation ($93,000), accounting ($45,000), insurance ($44,000), legal ($35,000), labor ($26,000) and repairs and other expenses ($72,000), offset by a decrease in operating supplies ($63,000) expense.

•	Depreciation increased $93,000 due to a large purchase of containers in September 2004. We are using these containers in Florida and New Orleans, primarily for cleanup due to the hurricanes.
•	Accounting expenses increased $45,000 due to consultations with our independent accountants on periodic SEC reviews, Sarbanes-Oxley compliance and increased tax work.
•	Insurance increased $44,000 because of increases in general liability insurance and directors and officers insurance.
•	Labor and consulting expenses increased $26,000 due to the addition of sales, accounting and administrative employees, and due to an increase in health insurance costs.
•	Legal expenses increased $35,000 primarily due to expenses related to the Lassak case.
•

Equipment repairs and maintenance increased $72,000 due to increased repairs and maintenance in the equipment, service and leasing segment. We have $877,751 more in rental equipment than we did in the fourth quarter of 2004. Additionally, the price of steel, used for fabrication, has increased since last year.

•	Operating supplies decreased $63,000 because of a decrease in repairs on equipment in the recycling segment due to a lower volume of material that needed to be processed.

As a percentage of total revenue, selling, general and administrative expenses were 5.0% in 2005 compared to 4.0% in 2004.

      Interest expense decreased $117,570 or 61.4% to $74,016 in 2005 compared to $191,586 in 2004 due to payoff of debt during 2005. Other income was $3,424 in 2005 compared to other income of $21,832 in 2004. This decrease of $18,408 is primarily due to 2004 income of $13,300 derived from Canadian exchange rates.

Significant components of other income (expense) are as follows:

	Fiscal Year Ended December 31
Description	2005	2004

Exchange rates	$ (11,782)	$ 13,300
Bankruptcy recoveries	12,061	10,946
Other	3,145	(2,414)
Total other income (expense), net	$ 3,424	$ 21,832

Income tax provision decreased $271,568 to $740,433 in 2005 compared to $1,012,001 in 2004. The effective tax rate in 2005 and 2004 was approximately 40% based on the federal and state statutory rates

Financial Condition at December 31, 2005 compared to December 31, 2004

Cash and cash equivalents increased $591,611 to $1,721,301 as of December 31, 2005 compared to $1,129,690 as of December 31, 2004.

      Net cash from operating activities decreased $1,591,620 to $3,858,730 as of December 31, 2005 compared to $5,450,350 as of December 31, 2004. This decrease was directly related to the decrease in accounts payable of $3,800,395 which is primarily due to the loss of Home Depot in October 2005.

      We used net cash for investing activities of $1,678,318 for the year ending December 31, 2005 compared to $2,144,045 for the same period in 2004. The difference was primarily due to an advance we made to a related party of $302,160 in 2004, as compared to our receipt of payments on this note receivable totaling $37,770 in 2005.

      We used net cash for financing activities of $1,588,801 for the year ending December 31, 2005 compared to $2,839,387 for the same period in 2004. Payments on long-term debt were $1,000,000 in 2005 compared to $2,762,908 in 2004. The payments in 2004 included an advance principal payment of maturities of long-term debt due in 2005 of $180,000. We retired the remaining long-term debt of $1,000,000 in 2005.

      We paid our first dividend of $353,547 in 2004. We will continue to monitor our cash position and may pay dividends in the future. We received proceeds of $436,141 from the exercise of common stock options in 2004. This strong cash flow from the exercise of common stock options will not continue in the future based on only 20,000 options remaining outstanding, all with an exercise price of $1.25 as of December 31, 2005. We do not plan to grant new stock options in the immediate future.

      On January 14, 2005, we replaced our previous $3.8 million senior revolving credit facility with a new $5 million senior revolving credit facility that expires in January 2008. At December 31, 2005, we did not have any short-term borrowings outstanding. The credit facility requires us to comply with certain debt covenants. We were in compliance with these covenants at December 31, 2005.

      We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. We include the balance due on the purchasing card as part of accounts payable. The outstanding balance on the purchasing card at December 31, 2005 was $1,465,860.

      We believe our principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under our senior revolving credit facility and purchasing card will be sufficient to fund operations in fiscal year 2006. Our primary source of funds is our ability to generate cash from operations to meet our liquidity obligations, which could be affected by factors such as a decline in demand for our products, loss of key contract customers such as occurred with Home Depot in 2005, our ability to generate profits and other unforeseen circumstances. Our secondary source of funds is our revolving credit facility, which is contingent on complying with certain debt covenants. We do not expect the covenants to limit or restrict our ability to borrow on the facility in fiscal year 2006.

      Trade accounts receivable after allowances for doubtful accounts decreased $4,074,483 or 47.5% to $4,502,845 as of December 31, 2005. The primary reason for the decrease in trade accounts receivable after allowances for doubtful accounts is the loss of Home Depot as a customer.

     Recycling accounts receivable decreased $188,806 or 6.8% to $2,596,053 as of December 31, 2005 compared to $2,784,859 as of December 31, 2004. Aggressive collection methods have had a direct impact on decreasing accounts receivable in the recycling segment, as well as decreases in the volume of shipments and sale prices. On average, volume of ferrous shipments in gross tons decreased 31% as of December 31, 2005 compared to December 31, 2004. On average, sales prices decreased $34 per gross ton or 13% to $224 as of December 31, 2005 compared to $258 as of December 31, 2004. On average, volume of nonferrous shipments in pounds decreased 22.7% as of December 31, 2005 compared to December 31, 2004. On average, sales prices increased 6.2% as of December 31, 2005 compared to December 31, 2004.

      CWS accounts receivable decreased $3,786,957 or 67.9% to $1,793,547 as of December 31, 2005 compared to $5,580,504 as of December 31, 2004. This change is primarily due to the loss of Home Depot as a customer.

      WESSCO accounts receivable decreased $103,069 or 54.7% to $85,431 as of December 31, 2005 compared to $188,500 as of December 31, 2004. This change is primarily due to decreases in cardboard and rental equipment sales.

      Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $336,235 or 15.6% to $2,488,609 as of December 31, 2005 compared to $2,152,374 as of December 31, 2004. Inventories as of December 31, 2005 and December 31, 2004 consist of the following:

	December 31, 2005	December 31, 2004

Ferrous	$ 1,380,050	$ 1,140,905
Non-Ferrous	961,085	870,038
Waste equipment machinery	120,922	118,249
Other	26,552	23,182

Total inventories	$ 2,488,609	$ 2,152,374

      For the year ended December 31, 2005, we shipped 66,155 gross tons of ferrous material. During the same period, we purchased 66,947 gross tons of ferrous material. For the year ended December 31, 2004, we shipped 95,444 gross tons of ferrous material. During the same period, we purchased 94,552 gross tons of ferrous material. For the year ended December 31, 2004, we wrote down ferrous inventory by 3,131 gross tons. The remaining ferrous inventory was not impaired. We included the ferrous inventory charges of $721,382 in cost of sales in 2004. We took these ferrous inventory charges to adjust inventory for the accumulation of water, dirt, and other materials that had no value. These materials exist in almost every load and we need to make periodic adjustments to correct the amount of inventory available for sale. We have instituted new methods of purchasing to reduce the possibility of these types of write-downs in the future. We did not write down ferrous inventory in 2005. As of December 31, 2004, ferrous inventory consisted of 5,763 gross tons with a unit cost of $197.97 per gross ton. As of December 31, 2005, ferrous inventory consisted of 7,750 gross tons at a unit cost of $178.07 per gross ton. For the year ended December 31, 2005, the purchase price plus processing costs of ferrous material had averaged $136.31 per gross ton compared to $230.40 per gross ton in 2004.

      For the year ended December 31, 2005, we shipped 19,622,793 pounds of nonferrous material. During the same period, we purchased 18,660,006 pounds of nonferrous material. For the year ended December 31, 2004, we shipped 26,497,088 pounds of nonferrous material. During the same period, we purchased 27,216,918 pounds of nonferrous material. For the year ended December 31, 2004, we wrote down nonferrous inventory by 13,438 pounds. The remaining nonferrous inventory was not impaired. We included the nonferrous inventory charges of $8,641 in cost of sales in 2004. We took these nonferrous inventory charges to adjust inventory for the accumulation of water, dirt, and other materials that had no value. These materials exist in almost every load and we need to make periodic adjustments to correct the amount of inventory available for sale. We have improved our training methods and have instituted new methods of purchasing to reduce the possibility of these types of write-downs in the future. We did not write down nonferrous inventory in 2005. As of December 31, 2004, nonferrous inventory consisted of 1,364,863 pounds with a unit cost of $0.637 per pound. As of December 31, 2005, nonferrous inventory consisted of 1,569,770 pounds at a unit cost of $0.612 per pound. For the year ended December 31, 2005, the purchase price plus processing costs of non-ferrous material has averaged $0.608 per pound compared to $0.643 per pound in 2004.

Year	Inventory Type	Gross Tons	Unit Cost	Amount
2004	Ferrous	7,750	$178.07	$1,380,050
2005	Ferrous	5,763	$197.97	$1,140,905

Year	Inventory Type	Pounds	Unit Cost	Amount

2004	Nonferrous	1,569,770	$ 0.61	$ 961,085
2005	Nonferrous	1,364,863	$ 0.64	$ 870,038

Inventory Aging for the year ended December 31, 2005 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 29,437	$ 22,400	$ -	$ 69,085	$ 120,922
Ferrous Materials	731,924	353,962	182,650	111,514	1,380,050
Non-ferrous materials	737,190	108,394	53,300	62,201	961,085
Other	26,552	-	-	-	26,552

	$ 1,525,103	$ 484,756	$ 235,950	$242,800	$2,488,609

Inventory aging for the year ended December 31, 2004 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ -	$ 93,111	$ -	$ 25,138	$ 118,249
Ferrous materials	616,089	387,907	136,909	-	1,140,905
Non-ferrous materials	726,302	124,157	12,664	6,915	870,038
Other	23,182	-	-	-	23,182

	$ 1,365,573	$ 605,175	$ 149,573	$ 32,053	$2,152,374

      Accounts payable trade decreased $3,800,395 or 31.5% to $8,282,281 as of December 31, 2005 compared to $12,082,676 as of December 31, 2004. Recycling accounts payable decreased $438,030 or 28.6% to $1,095,945 as of December 31, 2005 compared to $1,533,975 as of December 31, 2004. This decrease is primarily due to the decrease in volume of commodity purchases at respective year-ends and decreased commodity purchase prices of ferrous materials. Our accounts payable payment policy in the recycling segment is consistent between years.

      CWS accounts payable decreased $3,569,331 or 34.2% to $6,855,577 as of December 31, 2005 compared to $10,424,908 as of December 31, 2004. This change is primarily due to the loss of Home Depot as a customer.

      WESSCO accounts payable increased $132,534 or 107.1% to $256,327 as of December 31, 2005 compared to $123,793 as of December 31, 2004. This change is due to an increase in equipment sales, which is the result of an expansion of the sales staff.

      Working capital increased $73,657 to a deficit of $861,309 as of December 31, 2005 compared to a deficit of $934,966 as of December 31, 2004. Net income of $1,101,597, depreciation of $1,709,668 and tax benefits related to common stock options exercised of $451,377 were positive contributors to working capital in 2005. During 2005, we used these positive working capital contributors to make advance principal payments on debt of $1,000,000 and purchase property and equipment of $1,817,885.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the year ended December 31, 2005.

Payments due by period

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations (1)	271,835	118,946	152,889	0	0
Operating Lease Obligations (2)	1,293,948	623,514	636,813	33,621	0
Total	$1,565,783	$742,460	$789,702	$33,621	$0

(1) We lease various pieces of equipment that qualify for capital lease treatment. These lease arrangements require monthly lease payments expiring at various dates through May 2008.

(2)

We lease the Louisville, Kentucky facility from a related party under an operating lease expiring December 2007. We have monthly rental payments of $42,106 through December 2007. In the event of a change of control, the monthly payments become $62,500. See Item 1. Business -- Related Parties Agreements.

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $2,525 are due through September 2007.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      Total revenue increased $21,094,082 or 17.8% to $139,588,076 in 2004 compared to $118,493,994 in 2003. Management services revenue increased $5,218,756 or 5.9% to $93,275,079 in 2004 compared to $88,056,323 in 2003. This change was primarily due to an increase in the number of customer locations managed as well as an increase in volume of solid waste that each customer location produced. Recycling revenue increased $15,290,355 or 54.7% to $43,262,813 in 2004 compared to $27,972,458 in 2003. This change was due to the increase in commodity prices of approximately 95.4% in the ferrous market and 30.2% in the non-ferrous market as well as an increase in the volume of outbound shipments of approximately 10.2% in the ferrous market and 4.8% in the non-ferrous market for the year 2004 compared to the year 2003. Recycling revenue also included real estate rental of $256,200 for 2004 compared to $170,800 for 2003 related to the property at 7110 Grade Lane, Louisville, Kentucky acquired in May 2003. Equipment, service and leasing revenue increased $584,971 or 23.7% to $3,050,184 in 2004 compared to $2,465,213 in 2003. This increase was primarily due to the growth in equipment sales attributable to a larger sales staff.

      Total cost of goods sold increased $19,633,154 or 17.6% to $131,386,160 in 2004 compared to $111,753,006 in 2003. Management services cost of goods sold increased $5,511,913 or 6.6% to $89,443,927 in 2004 compared to $83,932,014 in 2003. This change was primarily due to an increase in the number of customer locations managed as well as an increase in volume of solid waste that each customer location produced. Recycling cost of goods sold increased $13,598,968 or 51.3% to $40,129,036 in 2004 compared to $26,530,068 in 2003 due to an increase in the volume of shipments as well as increases in purchase prices. Equipment, service and leasing cost of goods sold increased $522,273 or 40.5% to $1,813,197 in 2004 compared to $1,290,924 in 2003. This increase was primarily due to the growth in equipment sales attributable to the expansion of the sales staff.

      Selling, general and administrative expenses increased $136,595 or 2.5% to $5,564,023 in 2004 compared to $5,427,428 in 2003. The increase in SG&A was due to increases in legal ($123,000), consulting ($122,000), labor ($67,000) and repair and maintenance of equipment ($22,000) expenses, offset by a decrease in property lease ($201,000) expense. Legal expenses increased in 2004 due to legal proceedings relating to prior consulting agreements and related stock options. Consulting expenses increased $122,000 in 2004. We had downsized our IT department in prior years, so we outsourced some IT work to consultants. Additionally, we upgraded our sales team internally and used outside consultants to train them. Labor increased $67,000 primarily due to increases in clerical personnel. Equipment repairs and maintenance increases were directly related to the aging rental fleet, resulting in increased repairs and maintenance. Property lease expense decreased primarily because of a one-time 2003 payment of $204,000 for terminating a property lease agreement in the recycling division. As a percentage of total revenue, selling, general and administrative expenses were 4.0% in 2004 compared to 4.6% in 2003.

      Interest expense decreased $114,675 or 37.4% to $191,586 in 2004 compared to $306,261 in 2003 due to payoff of debt during 2004. Other income was $21,832 in 2004 compared to other expense of ($14,789) in 2003. This increase of $36,621 was primarily due to a 2003 $20,000 expense for consulting expenses not related to any operating activities and 2004 income of $13,300 due to Canadian exchange rates.

Significant components of other income (expense) are as follows:

	Fiscal Year Ended December 31
Description	2004	2003
Consulting expenses not related to any operating activities	-	$ (20,000)
Exchange rates	$13,300	-
Bankruptcy recoveries	10,946	-
Other	(2,414)	5,211
Total other income (expense), net	$21,832	$ (14,789)

      Income tax provision increased $634,048 to $1,012,001 in 2004 compared to $377,953 in 2003. The effective tax rate in 2004 was approximately 40% based on the federal and state statutory rates. The effective rate in 2003 was approximately 36% based primarily on the federal and state statutory rates offset partially by the benefit of reducing the deferred tax valuation allowance established the preceding year. The 2003 tax provision was due to (i) the establishment of a valuation allowance related to deferred tax asset from previously recognized net operating losses based on the uncertainty of the ability to offset those net operating losses against future income, (ii) the tax effect on a previously under-accrued item and (iii) an IRS refund at a less than anticipated amount.

Financial Condition at December 31, 2004 compared to December 31, 2003

Cash and cash equivalents increased $466,918 to $1,129,690 as of December 31, 2004 compared to $662,772 as of December 31, 2003.

      Net cash from operating activities increased $2,557,652 to $5,450,350 as of December 31, 2004 compared to $2,892,698 as of December 31, 2003. This increase of $2,557,652 was directly related to the collection of accounts receivable in 2004. The primary contributors to 2004 operating cash flow of $5,450,350 were improved net income, depreciation expense and increased accounts payable. The increase in accounts payable of $1,580,173 was primarily due to the higher purchase prices for scrap material in 2004.

      We used net cash for investing activities of $2,144,045 for the year ending December 31, 2004 compared to $2,065,273 for the same period in 2003. This was primarily due to purchases of property and equipment of $1,845,073 for the year ending December 31, 2004 compared to $2,692,673 for the same period in 2003. The decrease in property and equipment purchases in 2004 was primarily due to no real estate purchases in 2004 compared to $1,523,129 for the same period in 2003. In 2003, we purchased 10.723 acres and a building at 7110 Grade Lane, Louisville, Kentucky for $1,523,129. We intend to purchase real estate properties when the opportunities present themselves, but it is not a primary part of our business. The decrease in real estate purchases was partially offset by an increase in rental fleet equipment purchases of $365,560. We made rental fleet equipment purchases of $754,735 in 2004 as compared to $389,175 for the same period in 2003. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

      We used net cash for financing activities of $2,839,387 for the year ending December 31, 2004 compared to $1,794,681 for the same period in 2003. Payments on long-term debt were $2,762,908 in 2004 compared to $1,390,459 in 2003. The payments in 2004 included an advance principal payment of maturities of long-term debt due in 2005 of $180,000. Real estate secured the remaining long-term debt of $1,000,000, which we fully retired in 2005.

      Payment of our first dividend of $353,547 occurred in 2004. We will continue to monitor our cash position and may pay dividends in the future. We received proceeds of $436,141 from the exercise of common stock options. This strong cash flow from the exercise of common stock options has not continued based on only 40,000 options remaining outstanding, all with an exercise price of $1.25 as of December 31, 2004. We have not granted any new stock options.

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

      Trade accounts receivable after allowances for doubtful accounts decreased $476,658 or 1.9% to $8,577,328 as of December 31, 2004. Aggressive collection methods had a direct impact on decreasing trade accounts receivable after allowances for doubtful accounts, even though revenue increased $1,432,203 or 4.6% for the fourth quarter of 2004 and $21,094,082 or 17.8% for the year of 2004. The revenue increase was due to an increase in revenues per the customer locations while maintaining a consistent customer base in the management services segment as well as an increase in the volume of shipments and sale prices in the recycling segment.

      Recycling accounts receivable decreased $603,373 or 17.8% to $2,784,859 as of December 31, 2004 compared to $3,388,232 as of December 31, 2003. Aggressive collection methods had a direct impact on decreasing accounts receivable in the recycling segment, even though there were increases in the volume of shipments and sale prices. On average, volume of ferrous shipments in gross tons increased 640 or 8.5% to 8,147 as of December 31, 2004 compared to 7,507 as of December 31, 2003. On average, sales prices increased $123 per gross ton or 91.1% to $258 as of December 31, 2004 compared to $135 as of December 31, 2003. On average, volume of nonferrous shipments in pounds increased 103,229 or 4.8% to 2,235,206 as of December 31, 2004 compared to 2,131,977 as of December 31, 2003. On average, sales prices increased $0.164 or 31.0% to $0.693 per pound as of December 31, 2004 compared to $0.529 as of December 31, 2003.

      CWS accounts receivable increased $77,812 or 1.4% to $5,580,504 as of December 31, 2004 compared to $5,502,692 as of December 31, 2003. This change was due to an increase in revenues per the customer locations while maintaining a consistent customer base in the management services segment.

      WESSCO accounts receivable increased $32,880 or 21.1% to $188,500 as of December 31, 2004 compared to $155,620 as of December 31, 2003. This change was due to an increase in equipment sales, which was the result of expansion of the sales staff.

      Inventories consisted principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We valued inventory at the lower of cost or market. Inventory increased $620,236 or 40.5% to $2,152,374 as of December 31, 2004 compared to $1,532,138 as of December 31, 2003. Inventories as of December 31, 2004 and December 31, 2003 consist of the following:

	December 31, 2004	December 31, 2003

Ferrous	$ 1,140,905	$ 1,098,771
Non-Ferrous	870,038	305,065
Waste equipment machinery	118,249	91,485
Other	23,182	36,817

Total inventories	$ 2,152,374	$ 1,532,138

      For the year ended December 31, 2004, we shipped 95,444 gross tons of ferrous material. During the same period, we purchased 94,552 gross tons of ferrous material. For the year ended December 31, 2004, we wrote down ferrous inventory by 3,131 gross tons. The remaining ferrous inventory was not impaired. We included the ferrous inventory charges of $721,382 in cost of sales. We took these ferrous inventory charges to adjust inventory for the accumulation of water, dirt, and other materials that had no value. These materials existed in almost every load and we needed to make periodic adjustments to correct the amount of inventory available for sale. We instituted new methods of purchasing to reduce the possibility of these types of write-downs. As of December 31, 2003, ferrous inventory consisted of 9,786 gross tons with a unit cost of $112.28 per gross ton. As of December 31, 2004, ferrous inventory consisted of 5,763 gross tons at a unit cost of $197.97 per gross ton. For the year ended December 31, 2004, the purchase price plus processing costs of ferrous material averaged $230.40 per gross ton.

      For the year ended December 31, 2004, we shipped 26,497,088 pounds of nonferrous material. During the same period, we purchased 27,216,918 pounds of nonferrous material. For the year ended December 31, 2004, we wrote down nonferrous inventory by 13,438 pounds. The remaining nonferrous inventory was not impaired. We included the nonferrous inventory charges of $8,641 in cost of sales. We took these nonferrous inventory charges to adjust inventory for the accumulation of water, dirt, and other materials that had no value. These materials existed in almost every load and we needed to make periodic adjustments to correct the amount of inventory available for sale. We improved our training methods and instituted new methods of purchasing to reduce the possibility of these types of write-downs. As of December 31, 2003, nonferrous inventory consisted of 658,471 pounds with a unit cost of $0.463 per pound. As of December 31, 2004, nonferrous inventory consisted of 1,364,863 pounds at a unit cost of $0.637 per pound. For the year ended December 31, 2004, the purchase price plus processing costs of non-ferrous material averaged $0.643 per pound.

Year	Inventory Type	Gross Tons	Unit Cost	Amount
2004	Ferrous	5,763	$197.97	$1,140,905
2003	Ferrous	9,786	$112.28	$1,098,771

Year	Inventory Type	Pounds	Unit Cost	Amount

2004	Nonferrous	1,364,863	$ 0.64	$ 870,038
2003	Nonferrous	658,471	$ 0.46	$ 305,065

Reasons for these significant increases in the purchase and sale prices of our commodities were a major increase in demand for steel in China, an increase in demand in North America and government tariffs.

Inventory aging for the year ended December 31, 2004 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ -	$ 93,111	$ -	$ 25,138	$ 118,249
Ferrous materials	616,089	387,907	136,909	-	1,140,905
Non-ferrous materials	726,302	124,157	12,664	6,915	870,038
Other	23,182	-	-	-	23,182

	$ 1,365,573	$ 605,175	$ 149,573	$ 32,053	$2,152,374

Inventory Aging for the year ended December 31, 2003 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 22,400	$ -	$ 6,811	$ 62,274	$ 91,485
Ferrous Materials	607,631	491,140	-	-	1,098,771
Non-ferrous materials	298,985	6,080	-	-	305,065
Other	36,817	-	-	-	36,817

	$ 965,833	$ 497,220	$ 6,811	$ 62,274	$1,532,138

      Accounts payable trade increased $1,580,173 or 15.0% to $12,082,676 as of December 31, 2004 compared to $10,502,503 as of December 31, 2003. Recycling accounts payable increased $663,340 or 76.2% to $1,533,975 as of December 31, 2004 compared to $870,635 as of December 31, 2003. This increase was primarily due to the increase in volume of commodity purchases at respective year-ends and increased commodity purchase prices of both ferrous and non-ferrous materials. Our accounts payable payment policy in the recycling segment was consistent between years.

      CWS accounts payable increased $898,796 or 9.4% to $10,424,908 as of December 31, 2004 compared to $9,526,112 as of December 31, 2003. This change was primarily due to growth of customer locations while maintaining a consistent customer base in the Management Services segment. The timing of year-end vendor payments also contributed to the increase, as we made some vendor payments in early January 2005.

      WESSCO accounts payable increased $18,037 or 17.1% to $123,793 as of December 31, 2004 compared to $105,756 as of December 31, 2003. This change was due to an increase in equipment sales, which was the result of an expansion of the sales staff.

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

Impact of Recently Issued Accounting Standards

      SFAS No. 123R (Revised 2004), Share-Based Payment, applies to awards we grant or modify after July 1, 2005. We must also record compensation cost as required for prior option grants that vest after that date. The effect of adopting SFAS 123R on our consolidated results of operations depends on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards and, therefore, cannot currently be estimated. Existing outstanding options will not result in additional compensation expense upon adoption of SFAS 123R since all outstanding options are fully vested. There will be no significant effect on our consolidated financial position since total stockholders' equity will not be impacted.

      SFAS No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4, will require that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges. Additionally, Statement 151 will require that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our adoption of Statement 151 will have no significant impact on our consolidated financial statements since we already account for these inventory costs in the required manner.

      SFAS No. 154, Accounting Changes and Error Corrections, replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.

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

      We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2005, we had no variable rate borrowings outstanding. Borrowings on our credit agreement bear interest at the prime rate. Any increase in prime rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place which would mitigate our exposure to fluctuations in the interest rate on this indebtedness.

Item 8. Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements required to be included in this Item 8 are set forth in Item 15 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Based on the evaluation of the ISA Chief Executive Officer and the ISA Chief Financial Officer of our disclosure controls and procedures as of December 31, 2005, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15 and 15(d) - 15(e) promulgated by the Securities and Exchange Commission.

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

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

(a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:

Page

Report of Independent Registered Public Accounting Firms ........................................................................................	F-1

Consolidated Balance Sheets as of December 31, 2005 and 2004 ..................................................................................	F-2

          Consolidated Statements of Operations for the years
            ended December 31, 2005, 2004 and 2003 .......................................................................................................................

F-3

          Consolidated Statements of Shareholders' Equity for the
            years ended December 31, 2005, 2004 and 2003 ............................................................................................................

F-4

          Consolidated Statements of Cash Flows for the years
            ended December 31, 2005, 2004 and 2003 .......................................................................................................................

F-5

Notes to Consolidated Financial Statements ...................................................................................................................	F-6

(a)(2) Consolidated Financial Statement Schedules.

          Schedule II--Valuation and Qualifying Accounts for the
            years ended December 31, 2005, 2004 and 2003 ............................................................................................................

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

(c) Consolidated Financial Statement Schedules.

Schedule II--Valuation and Qualifying Accounts for the year ended December 31, 2005, 2004 and 2003 are incorporated by reference at page F-29 of the ISA Consolidated Financial Statements.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated: March 17, 2006	By : /s/ Harry Kletter
Harry Kletter, Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief	March 17, 2006
Harry Kletter	Executive Officer (Principal Executive Officer)

/s/ Alan L. Schroering	Chief Financial Officer	March 17, 2006
Alan L. Schroering	(Principal Financial Officer and
Principal Accounting Officer)

/s/ David W. Lester	Director	March 17, 2006
David W. Lester

/s/ Orson Oliver	Director	March 17, 2006
Orson Oliver

/s/ Roman Epelbaum	Director	March 17, 2006
Roman Epelbaum

/s/ Bob Cuzzort	Director	March 17, 2006
Bob Cuzzort

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of ISA is incorporated by reference to Exhibit 3.1 of ISA's report of Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of ISA are incorporated by reference to Exhibit 3.2 of ISA's report on Form 10-KSB for the year ended December 31, 1995.

10.1	**

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

10.32	**

Promissory Note for K&R, LLC in favor of ISA in the principal amount of $302,160, dated March 25, 2005,and effective December 31, 2004, is incorporated by reference herein to Exhibit 10.32 of ISA's report on From 10-K for the year ended December 31, 2004, as filed on March 31, 2005.

11		Statement of Computation of Earnings Per Share (See Note 9 to Notes to Consolidated Financial Statements).

16

Letter from Crowe Chizek and Company, LLC dated April 28, 2005, regarding change in certifying accountant is incorporated by reference herein to Exhibit 16 of ISA's report on Form 8-K/A, as filed on April 28, 2005.

31.1		Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K for the year ended December 31, 2005.

31.2		Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K for the year ended December 31, 2005.

32.1		Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-K for the year ended December 31, 2005.

*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K under the Securities Act of 1933, as amended.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ...............	1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS ................................................................................	3

CONSOLIDATED STATEMENTS OF OPERATIONS .......................................................	4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ................................	5

CONSOLIDATED STATEMENTS OF CASH FLOWS .......................................................	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ...........................................	7

SUPPLEMENTARY INFORMATION

VALUATION AND QUALIFYING ACCOUNTS ................................................................	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiaries
Louisville, Kentucky

We have audited the accompanying consolidated balance sheet of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Mountjoy & Bressler, LLP
Louisville, Kentucky
February 13, 2006

___________________________________________________________________________________

1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiaries
Louisville, Kentucky

We have audited the accompanying consolidated balance sheet of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003, in conformity with U. S. generally accepted accounting principles.

Also, in our opinion, the related consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Crowe Chizek and Company, LLC
Louisville, Kentucky
January 28, 2005, except for Notes 3 and 6,
as to which the date is March 25, 2005

___________________________________________________________________________________

2.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2005 and 2004

_________________________________________________________________________________________________

	2005	2004
ASSETS
Current assets
Cash	$ 1,721,301	$ 1,129,690
Accounts receivable - trade (after allowance for doubtful
accounts of $50,000 in 2005 and $75,000 in 2004) (Note 1)	4,502,845	8,577,328
Income tax refund receivable	-	220,325
Net investment in sales-type leases (Note 5)	65,797	83,744
Inventories (Note 1)	2,488,609	2,152,374
Deferred income taxes (Note 4)	78,385	84,251
Other	120,012	71,905
Total current assets	8,976,949	12,319,617

Net property and equipment (Note 1)	7,604,712	7,600,941

Other assets
Net investment in sales-type leases (Note 5)	236,801	124,494
Notes receivable - related party (Note 6)	264,390	302,160
Goodwill (Note 1)	560,005	560,005
Other assets	241,615	172,194
	1,302,811	1,158,853

	$ 17,884,472	$ 21,079,411

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of capital lease obligations (Note 8)	$ 118,945	$ 559,038
Accounts payable	8,282,281	12,082,676
Income tax payable	109,129	-
Other current liabilities	1,357,903	612,869
Total current liabilities	9,868,258	13,254,583

Long-term liabilities
Long-term debt (Note 3)	-	1,000,000
Capital lease obligations (Note 8)	152,889	271,835
Deferred income taxes (Note 4)	413,570	632,974
	566,459	1,904,809

Commitments (Note 8)

Shareholders' equity
Common stock, $.005 par value: 10,000,000 shares authorized,
4,255,000 shares issued in 2005 and 2004, respectively
3,566,408 and 3,575,468 shares outstanding in 2005 and 2004,
Respectively	21,275	21,275
Additional paid-in capital	3,113,819	2,656,891
Retained earnings	5,046,411	3,944,814
Treasury stock at cost, 688,592 and 679,532 shares in 2005 and 2004	(731,750)	(702,961)
	7,449,755	5,920,019

	$ 17,884,472	$ 21,079,411

__________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2005, 2004 and 2003

____________________________________________________________________________________________

	2005	2004	2003

Revenue from services	$ 84,451,367	$ 93,275,079	$ 88,056,323
Revenue from product sales	32,930,492	46,312,997	30,437,671
Total Revenue	117,381,859	139,588,076	118 ,493,994

Cost of goods sold for services	80,600,770	89,443,927	83,932,014
Cost of goods sold for product sales	29,175,791	41,942,233	27,820,992
Total Cost of goods sold	109,776,561	131,386,160	111,753,006

Selling, general and administrative	5,816,605	5,564,023	5,427,428

Income before other income (expense)	1,788,693	2,637,893	1,313,560

Other income (expense)
Interest expense	(74,016)	(191,586)	(306,261)
Interest income	126,578	56,783	49,834
Gain (loss) on sale of assets	(2,649)	(15,727)	4,015
Other income (expense), net	3,424	21,832	(14,789)
	53,337	(128,698)	(267,201)

Income before income taxes	1,842,030	2,509,195	1,046,359

Income tax provision (Note 4)	740,433	1,012,001	377,953

Net income	$ 1,101,597	$ 1,497,194	$ 668,406

Basic earnings per share	$ .31	$ .43	$ .21

Diluted earnings per share	$ .31	$ .42	$ .21

______________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years ended December 31, 2005, 2004 and 2003

______________________________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of January 1, 2003	3,915,000	$19,575	$1,925,321	$2,132,761	(685,400)	$(688,748)	$3,388,909

Exercise of common stock options	20,000	100	24,900	-	-	-	25,000

Repurchase of common stock	-	-	-	-	(43,800)	(65,149)	(65,149)

Net income	-	-	-	668,406	-	-	668,406

Balance as of December 31, 2003	3,935,000	19,675	1,950,221	2,801,167	(729,200)	(753,897)	4,017,166

Exercise of stock options and related tax benefits	320,000	1,600	647,985	-	-	-	649,585

Treasury stock distribution to employees	-	-	58,685	-	49,668	50,936	109,621

Cash dividend	-	-	-	(353,547)	-	-	(353,547)

Net income	-	-	-	1,497,194	-	-	1,497,194

Balance as of December 31, 2004	4,255,000	21,275	2,656,891	3,944,814	(679,532)	(702,961)	5,920,019

Treasury stock distribution to employees	-	-	5,551	-	940	973	6,524

Repurchase of common stock	-	-	-	-	(10,000)	(29,762)	(29,762)

Tax benefits related to common stock options	-	-	451,377	-	-	-	451,377

Net income	-	-	-	1,101,597	-	-	1,101,597

Balance as of December 31, 2005	4,255,000	$21,275	$3,113,819	$5,046,411	(688,592)	$ (731,750)	$7,449,755

________________________________________________________________________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2005, 2004 and 2003

________________________________________________________________________________________________

	2005	2004	2003
Cash flows from operating activities
Net income	$ 1,101,597	$ 1,497,194	$ 668,406
Adjustments to reconcile net income to net
cash from operating activities
Depreciation and amortization	1,709,668	1,538,161	1,749,399
Stock distribution to employees	6,524	109,621	-
Deferred income taxes	(213,538)	335,023	260,023
Tax benefit of stock options exercised	451,377	213,444	-
Provision for doubtful accounts	(25,000)	-	15,509
(Gain) loss on sale of property and equipment	2,649	15,727	(4,015)
Change in assets and liabilities
Receivables	4,099,483	472,524	(2,254,912)
Net investment in sales-type leases	(94,360)	79,754	42,951
Inventories	(336,235)	(445,279)	399,683
Other assets	102,797	(167,573)	152,070
Accounts payable	(3,800,395)	1,580,173	1,826,216
Other current liabilities	854,163	221,581	37,368
Net cash from operating activities	3,858,730	5,450,350	2,892,698

Cash flows from investing activities
Proceeds from sale of property and equipment	101,797	3,188	627,400
Purchases of property and equipment	(1,817,885)	(1,845,073)	(2,692,673)
Payments from/(advances to) related party	37,770	(302,160)	-
Net cash from investing activities	(1,678,318)	(2,144,045)	(2,065,273)

Cash flows from financing activities
Net payments on note payable to bank	-	-	(1,750,000)
Payments on capital lease obligation	(559,039)	(159,073)	(129,852)
Proceeds from long-term debt	-	-	1,515,779
Payments on long-term debt	(1,000,000)	(2,762,908)	(1,390,459)
Proceeds from exercise of common stock options	-	436,141	25,000
Payment of cash dividend	-	(353,547)	-
Purchases of common stock	(29,762)	-	(65,149)
Net cash from financing activities	(1,588,801)	(2,839,387)	(1,794,681)
Net change in cash	591,611	466,918	(967,256)
Cash at beginning of year	1,129,690	662,772	1,630,028

Cash at end of year	$ 1,721,301	$ 1,129,690	$ 662,772

Supplemental disclosure of cash flow information
Cash paid for interest	$ 74,016	$ 191,586	$ 306,261
Cash paid (refunded) for taxes	173,140	710,384	(11,057)

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased under capital leases	-	-	285,000

______________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: Industrial Services of America, Inc. and its subsidiaries (ISA) provide products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. Our management services division represents contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. Our customers and subcontractors are located throughout the United States, Canada and Mexico. Our ISA recycling division purchases and sells ferrous and nonferrous materials and fiber scrap on a daily basis at our two wholly owned subsidiaries, ISA Recycling, LLC (located in Louisville, Kentucky) and ISA Indiana, Inc. (serving southern Indiana). Our ISA Recycling division purchases ferrous and nonferrous metals, cardboard and paper on a daily basis. Our waste equipment sales and services division (WESSCO) installs or repairs equipment and rental equipment on a same day basis. Each of our segments bills separately for its products or services. Generally, services and products are not bundled for sale to individual customers. The products or services have value to the customer on a standalone basis.

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

Our management services division provides our customers evaluation, management, monitoring, auditing and cost reduction of our customers' non-hazardous solid waste removal activities. We recognize revenue related to the management aspects of these services when we deliver the services. We record revenue related to this activity on a gross basis because we are ultimately responsible for service delivery, have discretion over the selection of the specific service provided and the amounts to be charged, and are directly obligated to the subcontractor for the services provided. We are an independent contractor. If we discover that third party service providers have not performed, either by auditing of the service provider invoices or communications from our customers, we then resolve the service delivery dispute directly with the third party service supplier.

____________________________________________________________________________________

(Continued)

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $50,000 and $75,000 at December 31, 2005 and 2004, respectively. Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions. Interest is not normally charged on receivables. Potential credit losses from our significant customers could adversely affect our results of operations or financial condition. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings. We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.

Major Customer: We used to derive a significant portion of our revenues from one primary customer, The Home Depot, accounting for approximately 56%, 51% and 57% of 2005, 2004 and 2003 total revenues, respectively. The revenue from this former customer represented approximately 77%, 76% and 77% of CWS revenues in 2005, 2004 and 2003, respectively. At December 31, 2005 and 2004, amounts due from this former customer were $293,936 and $5,318,354, respectively.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ISA Indiana, Inc. and ISA Recycling, LLC. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

____________________________________________________________________________________

(Continued)

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003
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

Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be torched, sheared or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities by gross ton. Processing costs in ferrous inventory totaled $242,295 at December 31, 2005 and $229,590 at December 31, 2004. Processing costs in non-ferrous inventory totaled $71,595 at December 31, 2005 and $78,213 at December 31, 2004. Ferrous inventory of $1,380,050 at December 31, 2005 was comprised of $402,041 in raw materials and $978,009 of finished goods. Non-ferrous inventory of $961,085 at December 31, 2005 was comprised of $196,508 in raw materials and $764,577 of finished goods. We charged $2,015,733 in general and administrative processing costs to COS for the year ended December 31, 2005 and $2,044,779 for the year ended December 31, 2004.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Other inventory includes cardboard and baling wire. Inventories as of December 31, 2005 and 2004 consist of the following:

	2005	2004
Ferrous materials	$ 1,380,050	$ 1,140,805
Non-Ferrous materials	961,085	870,039
Waste Equipment Machinery	120,922	118,248
Other	26,552	23,282

	$ 2,488,609	$ 2,152,374

____________________________________________________________________________________

(Continued)

9.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

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

Property and equipment as of December 31, 2005 and 2004 consist of the following:

	Life	2005	2004

Land		$ 1,581,550	$ 1,311,661
Equipment and vehicles	1-10 years	8,535,479	8,336,350
Office equipment	1-7 years	1,521,783	1,730,845
Rental equipment	3-5 years	3,376,443	2,498,692
Building and leasehold improvements	5-40 years	2,292,331	2,174,776
		17,307,586	16,052,324

Less accumulated depreciation and
amortization		9,702,874	8,451,383

		$ 7,604,712	$ 7,600,941

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $1,709,668, $1,538,161 and $1,698,219. Of the $1,709,668 depreciation expense recognized in 2005, $1,279,342 was recorded in cost of sales, and $430,326 was recorded in general and administrative expense.

A typical term of our rental equipment leases is five years. The revenue stream is based on monthly usage and recognized in the month of usage. We record purchased rental equipment, including all installation and freight charges, as a fixed asset. We are typically responsible for all repairs and maintenance expenses on rental equipment. Based on existing agreements, future operating lease revenue from rental equipment for each of the next five years is estimated to be:

2006	$ 1,323,257
2007	1,052,632
2008	869,692
2009	725,925
2010	311,272
$ 4,282,778

____________________________________________________________________________________

(Continued)

10.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003
____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Repair and maintenance expenditures for rental equipment are expensed in the period they occur. Repair and maintenance expense on rental equipment was approximately $124,000 for 2005, $91,000 for 2004, and $56,000 for 2003.

We regularly review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the year ended December 31, 2005, we determined no impairment existed.

Goodwill and Other Intangible Assets: The Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective January 1, 2003 did not have a significant effect on 2005, 2004 or 2003 net income. Under the new standard, goodwill and certain intangible assets are no longer amortized but are assessed least annually for impairment with any such impairment recognized in the period identified. We perform our annual goodwill impairment test internally at December 31 and at the level of the recycling reporting unit to which all the goodwill is related. We determine whether to impair goodwill by comparing the fair value of the recycling reporting unit as a whole (the present value of expected cash flows) to its carrying value including goodwill. Since the recycling reporting unit's fair value exceeds its carrying value, no further computations are required.

The Company's only identified intangible asset consisted of non-compete agreements which were fully amortized in May 2003. Non-compete agreements were amortized using the straight-line method over the benefit period of 5 years.

Amortization of non-compete agreements aggregated $51,180 for the year ended December 31, 2003.

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

____________________________________________________________________________________

(Continued)

11.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of stock options.

Stock Option Plans: During the year ended December 31, 2003 we granted options to purchase shares of our common stock to several of the Company's officers and outside directors. We apply APB Opinion No. 25 in accounting for our employees' stock option agreements. Compensation costs are not recognized unless the exercise price of the options is below the market value on the date of grant. Pro forma disclosures of net income and earnings per share are provided as if the fair value method of SFAS No. 123 was used for stock-based compensation. There was no compensation charged to operations in 2005, 2004, and 2003 related to these options.

The Company has an employee stock option plan under which the Company may grant options for up to 400,000 shares of common stock, which are reserved by the board of directors for issuance of stock options. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term of the option is five years.

____________________________________________________________________________________

(Continued)

12.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	2005	2004	2003

Net income (loss)

Net income, as reported	$ 1,101,597	$ 1,497,194	$ 668,406
Stock-based compensation
expense, net of tax	-	-	(45,000)
Net income, pro forma	$ 1,101,597	$ 1,497,194	$ 623,406

Basic earnings (loss) per share

As reported	$ .31	$ .43	$ .21

Pro forma	$ .31	$ .43	$ .19

Diluted earnings (loss) per share

As reported	$ .31	$ .42	$ .21

Pro forma	$ .31	$ .42	$ .19

The above pro forma information is based on an estimated fair value of these stock options as of the date of grant using a Black-Scholes option pricing method with the following weighted average assumptions for 2003:

Description	2003
Dividend%	0%
Time to expiration (yrs)	5
Volatility factor	.94
Annual Interest rate %	3.5%

No options were granted in 2005 or 2004.

____________________________________________________________________________________

(Continued)

13.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2005, 2004 and 2003:

	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price Per Share	Maximum Remaining Term of Options Granted	Weighted Average Grant Date Fair Value of Options

Balance as of January 1, 2003	639,500	$1.96	$1.25	1 to 5	$1.20
			to $3.00	years

Granted	120,000	$1.25	$1.25	5 years	$0.63

Exercised	(20,000)	$1.25	1.25	-	-

Expired	(148,500)	$2.31	$1.25	-	-
			to $3.00

Balance as of December 31, 2003	591,000	$1.75	$1.25	1 to 5	$1.12
			to $3.00	years

Exercised	(320,000)	$1.41	$1.41	-	-

Expired	(231,000)	$2.31	$1.25	-	-
			to $3.00

Balance as of December 31, 2004	40,000	$1.25	$1.25	1 to 3	$1.21
				years

Expired	(20,000)	$1.25	$1.25	-	-

Balance as of December 31, 2005	20,000	$1.25	$1.25	1 to 3	$1.21
				Years

As of December 31, 2005, the 20,000 options outstanding have an exercise price of $1.25 and a weighted-average remaining contractual life of 2.40 years.

SFAS No. 123 (Revised 2004), Share-Based Payment, applies to awards granted or modified by ISA after July 1, 2005. Compensation cost is also to be recorded for prior option grants that vest after that date. The effect of adopting SFAS 123R on ISA's consolidated results of operations depends on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards and, therefore, cannot currently be estimated. There is no significant effect on ISA's consolidated financial position since total stockholders' equity is not impacted.

____________________________________________________________________________________

(Continued)

14.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments: We estimate the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2005 and 2004, the estimated fair value of our financial instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the prime rate. There is no readily available market by which to determine fair market value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.

Impact of Recently Issued Accounting Standards:

SFAS No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4, requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current period charges. Additionally, this Statement will require that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Our adoption of this Statement has had no significant effect on our consolidated financial statements since we already account for these inventory costs in the required manner.

NOTE 2 - NOTE PAYABLE TO BANK

At December 31, 2005, ISA had a $5.0 million revolving line of credit collateralized by all ISA assets that expires in January 2008. There was no borrowing against the line at December 31, 2005 and 2004. Interest is payable monthly on the outstanding principal balance, if any, at the bank's prime rate less one eighth. The terms of this line of credit place certain restrictive covenants on ISA, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratios. At December 31, 2005, ISA was in compliance with all restrictive covenants.

____________________________________________________________________________________

(Continued)

15.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

____________________________________________________________________________________

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31, 2005 and 2004 consists of the following:

		2005	2004

Note payable to a bank as amended February 24, 2005 with interest at the bank's prime rate. The remaining principal balance was paid off in 2005.		$ -	$ 1,000,000

NOTE 4 - INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Federal
Current	$ 780,181	$ 448,275	$ 28,209
Deferred	(203,543)	343,916	334,300
Valuation	-	-	(52,261)
	576,638	792,191	310,248

State
Current	173,790	228,703	89,721
Deferred	(9,995)	(8,893)	(10,400)
Valuation	-	-	(11,616)
	163,795	219,810	67,705

	$ 740,433	$ 1,012,001	$ 377,953

A reconciliation of income taxes at the statutory rate to the reported provision is as follows:

	2005	2004	2003

Federal income tax at statutory rate	$ 629,083	$ 853,127	$ 355,762
State and local income taxes, net of
federal income tax effect	106,257	145,074	59,215
Change in valuation allowance	-	-	(63,877)
IRS refund and adjustment	-	-	18,941
Other differences, net	5,093	13,800	7,912

	$ 740,433	$ 1,012,001	$ 377,953

____________________________________________________________________________________

(Continued)

16.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

____________________________________________________________________________________

NOTE 4 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2005 and 2004 are as follows:

	2005	2004
Deferred tax liabilities
Tax depreciation in excess of book	$ 529,530	$ 792,578
Tax amortization in excess of book	89,598	67,200
Gross deferred tax liabilities	619,128	859,778
Deferred tax assets
Property taxes	44,025	43,492
Allowance for doubtful accounts	24,206	32,366
Book amortization in excess of tax	205,558	226,804
Inventory capitalization	10,154	8,393
Gross deferred tax assets	283,943	311,055

Net deferred tax liabilities	$ (335,185)	$ (548,723)

NOTE 5 - SALES-TYPE LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees.

Future lease payments receivable under sales-type leases at December 31, 2005 are as follows:

2006	$ 121,109
2007	94,020
2008	84,920
2009	66,720
2010	50,040

Minimum lease payments receivable	416,809
Less unearned income	(114,211)

Net investment in sales-type leases	302,598
Less current portion	(65,797)

$ 236,801

____________________________________________________________________________________

(Continued)

17.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

____________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company's principal shareholder and an affiliated company owned by the Company's principal shareholder (K&R). A summary of these transactions is as follows:

	2005	2004	2003
Balance sheet accounts:
Accounts receivable	$ -	$ -	$ 7,441

Notes receivable	$ 264,390	$ 302,160	$ -

Deposits (included in other long-term assets)	$ 62,106	$ 62,106	$ 62,106

Income statement activity:
Rent expense	$ 505,272	$ 505,272	$ 505,272
Consulting fees	$ 240,000	$ 240,000	$ 240,000

The Company's Chairman is compensated through consulting fees shown above, under a consulting agreement with K&R.

The Company leases its corporate offices, processing property and buildings in Louisville, Kentucky for $42,106 per month from K&R pursuant to the K&R Lease. Deposits include one month of rent in advance in the amount of $42,106. In 2004, we paid for repairs totaling $302,160 that we made to the buildings and property that we lease from K&R, located at 7100 Grade Lane, Louisville, Kentucky. K&R executed an unsecured promissory note, dated March 25, 2005, but effective December 31, 2004, to us for the principal sum of $302,160. In January 2005, K&R began making payments on the promissory note of principal only in ninety-six (96) monthly installments of $3,147.50 each. Failure of K&R to make any payment when due under this note within fifteen (15) days of its due date shall constitute a default. After the fifteen day period, the note shall bear interest at a rate equal to fifteen percent (15%) per annum and we have the right to exercise our remedies to collect full payment of the note.

We anticipate that an increase in our rent payable to K&R will result from the improvements made to the leased property. Currently, the lease from K&R to us provides K&R with the ability to adjust rent for improvements to the leased premises. To date, K&R and we have not agreed on any adjustment to rent.

____________________________________________________________________________________

(Continued)

18.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

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

NOTE 7 - EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute a maximum of 15% of their annual salary. Under the plan, the Company matches 25% of each employee's voluntary contribution up to 6% of their gross salary. The expense under the plan for 2005, 2004 and 2003 was $31,996, $28,950 and $31,427, respectively.

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

The Company leases a facility in Dallas, Texas for management services operations. The agreement provided that monthly payments of $2,457 were paid through September 2005. The lease was renewed effective October 1, 2005 for a period of two years with monthly payments of $2,525. The Company also leases other machinery and equipment under operating leases which expire through February 2009.

Future minimum lease payments for operating leases as of December 31, 2005 are as follows:

2006	$ 623,514
2007	604,248
2008	32,565
2009	30,246
2010	3,375

Future minimum lease payments	$ 1,293,948

Total rent expense for the years ended December 31, 2005, 2004 and 2003 was $809,270, $773,139 and $863,178, respectively.

____________________________________________________________________________________

(Continued)

19.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

____________________________________________________________________________________

NOTE 8 - LEASE COMMITMENTS (Continued)

Capital Leases:

The Company had a lease contract for real estate and a building in Seymour, Indiana which qualified as a capital lease. This lease required monthly payments of $3,000 through June 2005, when the Company exercised a purchase option of $425,000 with respect to the property. On July 8, 2002, we made a deposit payment of $25,000. In June 2005, we made a final payment of $400,000 to exercise the purchase option.

The Company leases various pieces of equipment which qualify as capital leases. These lease arrangements require monthly lease payments expiring at various dates through May 2008.

The following is a summary of assets held under capital leases which are included in property and equipment:
	2005	2004

Real estate	$ -	$ 446,500
Equipment	571,335	741,335
	571,335	1,187,835

Less accumulated depreciation	159,525	191,823

	$ 411,810	$ 996,012

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at December 31, 2005.

2006	$ 131,207
2007	131,207
2008	27,550

Total future minimum lease payments	289,964
Less amount representing interest	(18,130)

Present value of net minimum
lease payments	271,834
Less current portion	(118,945)

Capital Lease Obligations	$ 152,889

____________________________________________________________________________________

(Continued)

20.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

____________________________________________________________________________________

NOTE 9 - PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2005	2004	2003

Basic earnings per share
Net income	$ 1,101,597	$ 1,497,194	$ 668,406
Weighted average shares outstanding	3,575,202	3,473,887	3,214,022

Basic earnings per share	$ .31	$ .43	$ .21

Diluted earnings per share
Net income	$ 1,101,597	$ 1,497,194	$ 668,406

Weighted average shares outstanding	3,575,202	3,473,887	3,214,022
Add dilutive effect of assumed exercising of stock options	18,608	118,912	27,636
Diluted average shares outstanding	3,593,810	3,592,799	3,241,658

Diluted earnings per share	$ .31	$ .42	$ .21

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

____________________________________________________________________________________

(Continued)

21.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003
____________________________________________________________________________________

NOTE 10 - SEGMENT INFORMATION (Continued)

	ISA Recycling	CWS	WESSCO	Other	Segment Totals

2005
Recycling revenues	$ 29,952,938	$ -	$ -	$ -	$ 29,952,938
Equipment sales, services
and leasing revenues	-	-	2,977,554	-	2,977,554
Management fees	-	84,451,367	-	-	84,451,367
Cost of goods sold	(27,271,712)	(80,600,770)	(1,904,079)	-	(109,776,561)
Selling, general and
administrative expenses	(987,930)	(2,051,475)	(612,180)	(2,165,020)	(5,816,605)

Segment profit (loss)	$ 1,693,296	$ 1,799,122	$ 461,295	$ (2,165,020)	$ 1,788,693

	ISA Recycling	CWS	WESSCO	Other	Segment Totals

2005
Cash	$ 332,351	$ 111,738	$ 500	$ 1,276,712	$ 1,721,301
Accounts receivable	2,596,053	1,793,547	85,431	27,814	4,502,845
Inventories	2,352,375	-	136,234	-	2,488,609
Net property and
equipment	3,282,130	310,769	1,788,285	2,223,528	7,604,712
Goodwill	560,005	-	-	-	560,005
Other assets	132,346	25,845	85,164	763,645	1,007,000

Segment assets	$ 10,823,649	$ 6,284,403	$ 2,491,545	$ 1,479,814	$ 17,884,472

	ISA Recycling	CWS	WESSCO	Other	Segment Totals

2004
Recycling revenues	$ 43,262,813	$ -	$ -	$ -	$ 43,262,813
Equipment sales, services
and leasing revenues	-	-	3,050,184	-	3,050,184
Management fees	-	93,275,079	-	-	93,275,079
Cost of goods sold	(40,129,036)	(89,443,927)	(1,813,197)	-	(131,386,160)
Selling, general and
administrative expenses	(846,631)	(1,862,000)	(588,882)	(2,266,510)	(5,564,023)

Segment profit (loss)	$ 2,287,146	$ 1,969,152	$ 648,105	$ (2,266,510)	$ 2,637,893

____________________________________________________________________________________

(Continued)

22.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

____________________________________________________________________________________

NOTE 10 - SEGMENT INFORMATION (Continued)

	ISA Recycling	CWS	WESSCO	Other	Segment Totals

2004
Cash	$ 209,377	$ 287,931	$ 500	$ 631,882	$ 1,129,690
Accounts receivable	2,784,859	5,580,504	188,500	23,465	8,577,328
Inventories	2,015,843	-	136,531	-	2,152,374
Net property and
equipment	5,106,546	393,699	1,949,790	150,906	7,600,941
Goodwill	560,005	-	-	-	560,005
Other assets	147,019	22,269	216,224	673,561	1,059,073

Segment assets	$ 10,823,649	$ 6,284,403	$ 2,491,545	$ 1,479,814	$ 21,079,411

	ISA Recycling	CWS	WESSCO	Other	Segment Totals
2003
Recycling revenues	$ 27,972,458	$ -	$ -	$ -	$ 27,972,458
Equipment sales, services
and leasing revenues	-	-	2,465,213	-	2,465,213
Management fees	-	88,056,323	-	-	88,056,323
Cost of goods sold	(26,530,068)	(83,932,014)	(1,290,924)	-	(111,753,006)
Selling, general and
administrative expenses	(1,097,757)	(1,991,484)	(583,935)	(1,754,252)	(5,427,428)

Segment profit (loss)	$ 344,633	$ 2,132,825	$ 590,354	$ (1,754,252)	$ 1,313,560

NOTE 11 - STOCK SPLIT

On February 26, 2004, the Company's Board of Directors approved a two for one stock split distributed on March 30, 2004 to shareholders of record on March 16, 2004. All share, par value and per share data has been adjusted to reflect the stock split on a retroactive basis.

NOTE 12 - CONTINGENCY

The Company is a party to certain litigation and claims arising out of certain past consulting agreements. It is the opinion of management of the Company, based on past experience, that the ultimate resolution of these claims will not have a significant effect on the Company's consolidated financial statements.

____________________________________________________________________________________

(Continued)

23.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2005, 2004 and 2003

____________________________________________________________________________________

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st	2nd		3rd	4th	Year
2005
Revenue	$29,674,470	$33,399,907		$ 34,579,729	$19,727,753	$117,381,859
Income before other
income (expense)	257,610	352,887		546,168	632,028	1,788,693
Net income	149,088	211,679		325,294	415,536	1,101,597
Basic earnings per share	0.04	0.06		0.09	0.12	0.31
Diluted earnings per share	0.04	0.06		0.09	0.12	0.31

	1st	2nd		3rd	4th	Year
2004
Revenue	$34,764,205	$34,054,273		$ 38,223,906	$32,545,692	$139,588,076
Income before other
income (expense)	803,300	613,084		798,076	423,433	2,637,893
Net income	449,284	363,693	*	429,584	254,633	1,497,194
Basic earnings per share	0.14	0.10	*	0.12	0.07	0.43
Diluted earnings per share	0.13	0.10	*	0.12	0.07	0.42

	1st	2nd		3rd	4th	Year
2003
Revenue	$25,841,082	$30,902,881		$30,636,542	$31,113,489	$118,493,994
Income (loss) before
other income (expense)	(240,492)	994,608		266,702	292,742	1,313,560
Net income (loss)	(182,623)	456,627		113,685	280,717	668,406
Basic and diluted earnings (loss) per share	(0.05)	0.14		0.03	0.09	0.21

* In the second quarter 2004, the net income amount of $363,693 (with basic and diluted earnings per share of $0.10) shown above is $127,300 less (with basic and diluted earnings per share of $0.04) than the net income amount of $490,933 (with basic and diluted earnings per share of $0.14) previously reported in the second quarter report on Form 10-Q.

In the second quarter of 2004, a permanent tax benefit related to the exercise of non-employee options was inadvertently recorded as a reduction to income tax expense. After further review, we have determined that the tax benefit should instead be reported as an increase to additional paid in capital.

____________________________________________________________________________________

(Continued)

24.

SUPPLEMENTARY INFORMATION

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2005, 2004 and 2003

__________________________________________________________________________________________

	Balance at	Additions Charged to
	Beginning	Costs and		Balance at
	of Period	Expenses	Deductions *	End of Period
Description

Allowance for doubtful
accounts 2005 (deducted
from accounts receivable)	$ 75,000	$ -	$ (25,000)	$ 50,000

Allowance for doubtful
accounts 2004 (deducted
from accounts receivable)	$ 60,000	$ 37,937	$ (22,937)	$ 75,000

Allowance for doubtful
accounts 2003 (deducted
from accounts receivable)	$ 50,000	$ 15,509	$ (5,509)	$ 60,000

* uncollected amounts written off, net of recoveries

____________________________________________________________________________________

26.