Form 10-Q
period 2006-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2006-05-10
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006
OR
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
(Check one): Large accelerated filer ___ Accelerated filer ___ Non-accelerated filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2006: 3,560,899.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	March 31, 2006 (Unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	March 31, 2006 and 2005 (Unaudited)	5

	Condensed Consolidated Statements of Shareholders' Equity
	Three months ended March 31, 2006 (Unaudited)	6

	Condensed Consolidated Statements of
	Cash Flows - Three Months Ended
	March 31, 2006 and 2005 (Unaudited)	7

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	8

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	12

Part II	Other Information	18

Part I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2006 (Unaudited)	December 31, 2005

Current assets
Cash and cash equivalents	$ 688,072	$ 1,721,301
Accounts receivable - trade (after allowance for doubtful accounts of $50,000 in 2006 and $75,000 in 2005)	5,621,449	4,502,845
Net investment in sales-type leases	59,383	65,797
Inventories	2,514,278	2,488,609
Deferred income taxes	78,385	78,385
Other	173,290	120,012

Total current assets	9,134,857	8,976,949

Net property and equipment	7,414,053	7,604,712

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	225,449	236,801
Notes receivable -- related party	263,235	264,390
Other assets	222,155	241,615
	1,270,844	1,302,811

	$ 17,819,754	$ 17,884,472

____________________

See accompanying notes to consolidated financial statements

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2006 (Unaudited)	December 31, 2005
Current liabilities
Current maturities of capital lease obligation	120,610	118,945
Accounts payable	6,136,543	8,282,281
Income tax payable	186,561	109,129
Other current liabilities	1,490,422	1,357,903
Total current liabilities	7,934,136	9,868,258

Long-term liabilities
Long-term debt	1,500,000	-
Capital lease obligation	122,105	152,889
Deferred income taxes	413,570	413,570
	2,035,675	566,459

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,255,000 shares issued in 2006 and 2005, 3,560,899 and 3,566,408 shares outstanding in 2006 and 2005	21,275	21,275
Additional paid-in capital	3,113,819	3,113,819
Retained earnings	5,462,937	5,046,411
Treasury stock, 694,101 and 688,592 shares at average cost
in 2006 and 2005	(748,088)	(731,750)
	7,849,943	7,449,755
	$ 17,819,754	$ 17,884,472

____________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005

Revenue from services	$ 3,944,919	$ 21,321,002
Revenue from product sales	10,539,101	8,353,468
Total Revenue	14,484,020	29,674,470

Cost of goods sold for services	3,499,481	20,364,966
Cost of goods sold for product sales	8,945,993	7,558,021
Total Cost of goods sold	12,445,474	27,922,987

Selling, general and administrative	1,349,853	1,493,873

Income before other income (expense)	688,693	257,610

Other income (expense)
Interest expense	(27,385)	(24,211)
Interest income	28,222	24,505
Loss on sale of assets	(2,281)	(8,961)
Other income (expense), net	6,962	(461)
	5,518	(9,128)

Income before income taxes	694,211	248,482

Income tax provision	277,685	99,394

Net income	$ 416,526	$ 149,088

Basic earnings per share	$ 0.12	$ 0.04

Diluted earnings per share	$ 0.12	$ 0.04

Weighted shares outstanding:
Basic	3,560,899	3,576,283

Diluted	3,574,328	3,608,949

____________________

See accompanying notes to consolidated financial statements

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

_________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2005	4,255,000	$21,275	$3,113,819	$5,046,411	(688,592)	$ (731,750)	$7,449,755

Treasury stock purchase	-	-	-	-	(5,509)	(16,338)	(16,338)

Net income	-	-	-	416,526	-	-	416,526

Balance as of March 31, 2006	4,255,000	$21,275	$3,113,819	$5,462,937	(694,101)	$ (748,088)	$7,849,943

____________________

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash flows from operating activities
Net income	$ 416,526	$ 149,088
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	431,298	425,625
Treasury stock distribution to employees	-	6,524
Loss on sale of property and equipment	2,281	8,961
Change in assets and liabilities
Receivables	(1,118,604)	633,174
Net investment in sales-type leases	17,766	20,555
Inventories	(25,669)	(259,235)
Other assets	(33,818)	(288,784)
Accounts payable	(2,145,738)	(387,274)
Other current liabilities	209,951	71,919
Net cash from operating activities	(2,246,007)	380,553

Cash flows from investing activities
Purchases of property and equipment	(242,920)	(750,223)
Payments from related party	1,155	-
Net cash from investing activities	(241,765)	(750,223)

Cash flows from financing activities
Purchases of common stock	(16,338)	-
Payments on capital lease obligation	(29,119)	(41,256)
Advances from long-term debt	1,500,000	-
Net cash from financing activities	1,454,543	(41,256)

Net decrease in cash	(1,033,229)	(410,926)

Cash at beginning of period	1,721,301	1,129,690

Cash at end of period	$ 688,072	$ 718,764

Supplemental disclosure of cash flow information
Cash paid for interest	$ 27,385	$ 24,211
Cash paid for taxes	200,253	5,310

____________________

See accompanying notes to consolidated financial statements

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2006 and the results of our operations and changes in our cash flow for the periods ended March 31, 2006 and 2005. Results of operations for the period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2005 consolidated financial statements and the Summary of Significant Accounting Policies, is included our Annual Report on Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission.

On January 1, 2006, we adopted SFAS No. 123R (Revised 2004), Share-Based Payment, using the modified prospective method. The impact of adopting SFAS 123R on our consolidated results of operations depends on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards. Existing outstanding options did not result in additional compensation expense upon adoption of SFAS 123R since all outstanding options were fully vested.

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

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth. The maturity date under this agreement is January 2008. We have collateralized the credit facility with all our assets. As of March 31, 2006 we had borrowed $1,500,000 and as of December 31, 2005, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At March 31, 2006, we were in compliance with all restrictive covenants and the entire amount of our credit facility (less our outstanding borrowings) was available for borrowings.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2006	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 10,103,299	$ -	$ -	$ -	$ 10,103,299
Equipment sales, service
and leasing revenues	-	-	435,802	-	435,802
Management fees	-	3,944,919	-	-	3,944,919
Cost of goods sold	(8,722,662)	(3,499,481)	(223,331)	-	(12,445,474)
Selling, general and
administrative expenses	(306,794)	(406,668)	(137,460)	(498,931)	(1,349,853)

Segment profit (loss)	$ 1,073,843	$ 38,770	$ 75,011	$ (498,931)	$ 688,693

Segment assets	$ 10,462,541	$ 1,842,972	$ 1,959,354	$ 3,554,887	$17,819,754

FOR THE THREE MONTHS ENDED MARCH 31, 2005	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 7,682,687	$ -	$ -	$ -	$ 7,682,687
Equipment sales, service
and leasing revenues	-	-	670,781	-	670,781
Management fees	-	21,321,002	-	-	21,321,002
Cost of goods sold	(7,161,732)	(20,364,966)	(396,289)	-	(27,922,987)
Selling, general and
administrative expenses	(215,397)	(448,417)	(210,294)	(619,765)	(1,493,873)

Segment profit (loss)	$ 305,558	$ 507,619	$ 64,198	$ (619,765)	$ 257,610

Segment assets	$ 9,319,259	$ 5,467,136	$ 2,951,622	$ 3,140,396	$20,878,413

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

Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be torched, sheared or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities. Ferrous inventory of $1,214,402 at March 31, 2006 was comprised of $452,449 in raw materials and $761,953 of finished goods. Non-ferrous inventory of $1,148,450 at March 31, 2006 was comprised of $344,787 in raw materials and $803,663 of finished goods. Ferrous inventory of $1,380,050 at December 31, 2005 was comprised of $402,041 in raw materials and $978,009 of finished goods. Non-ferrous inventory of $961,085 at December 31, 2005 was comprised of $196,508 in raw materials and $764,577 of finished goods. We charged $514,131 in general and administrative processing costs to cost of sales for the quarter ended March 31, 2006 and $2,015,733 for the year ended December 31, 2005.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Other inventory includes cardboard and baling wire. Inventories as of March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006	December 31, 2005

Ferrous	$ 1,214,402	$ 1,380,050
Non-ferrous	1,148,450	961,085
Waste equipment machinery	50,111	120,922
Other	101,315	26,552

Total inventories	$ 2,514,278	$ 2,488,609

NOTE 6 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2006	2005
Basic earnings per share
Net income	$ 416,526	$ 149,088

Weighted average shares outstanding	3,560,899	3,576,283

Basic earnings per share	$ .12	$ .04

Diluted earnings per share
Net income	$ 416,526	$ 149,088

Weighted average shares outstanding	3,560,899	3,576,283
Add dilutive effect of assumed exercising of stock options	13,429	32,666
Diluted weighted average shares outstanding	3,574,328	3,608,949

Diluted earnings per share	$ .12	$ .04

NOTE 7 -- LITIGATION SETTLEMENT

Effective as of May 5, 2006, we entered into an agreement with Andrew M. Lassak to settle Mr. Lassak's claims against us in Lassak v. Industrial Services of America, Inc., et al, No. 04-423-CA (Fla. 19th Cir. Ct. filed June 2, 2004). Lassak's demands and claims included rights to purchase 240,500 shares of our common stock for $1.25 per share, rights to purchase 149,500 shares of our common stock for $3.00 per share, and demand and piggyback registration rights as well as cashless exercise rights with respect to such options. Since the inception of the suit, we have disputed Lassak's claims and have denied any liability for Lassak's claims and demands. The settlement agreement requires us to grant Lassak an option to purchase 40,000 shares of our common stock at an exercise price of $1.25 per share. The terms of the settlement also require us to file a registration statement for the 40,000 shares by May 24, 2006, with a penalty for our failure to timely file the registration statement of $500 per day until filed. In addition, Lassak has the right under the settlement agreement with respect to the shares subject to the option to enter into variable prepaid forward contracts or other arrangements to hedge against market risk. The estimated fair value of these options is approximately $270,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute "forward-looking statements" within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission.

General

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers. Currently, we service 1,475 customer locations throughout the United States and we utilize an active database of over 6,000 vendors to provide timely, thorough and cost-effective service to our customers. Our goal is that our marketing strategy will allow us to continue to add new customers which will lead to a diversification of business opportunities so that we are not as dependent upon the operating results of the recycling division or on a single customer. We intend for this diversification to help to stabilize revenues and gross profit during a period of time when commodity prices fluctuate and affect the ferrous and non-ferrous markets, or we are in need of replacing contracts that our customers may not renew. Much of our focus and attention now and in the future is directed towards the growth of the management services business segment through expansion in the existing markets. We are also focused upon technology enhancements that we can provide to the new and existing customer base to further solidify customer relationships. Additionally, we are exploring strategic alliances and relationships that will enable us to effectively execute our growth. We will also continue to focus on initiating growth in our ferrous and non-ferrous recycling and processing operations and our waste and recycling equipment sales, service and leasing division.

We have operating locations in Louisville and Lexington, Kentucky and Seymour, Indiana. We do not have operating locations outside the United States but we service 1,475 customer locations throughout the United States, building a base of approximately 965 service providers. We have no revenue or cost of goods sold derived from customers located outside the United States. We do not separate selling, general and administrative expenses between customers located in the United States or outside the United States.

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

Liquidity and Capital Resources

As of March 31, 2006 we held cash and cash equivalents of $688,072.

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth. The maturity date under this agreement is January 2008. We have collateralized the credit facility with all our assets. As of March 31, 2006 we had borrowed $1,500,000 and as of December 31, 2005, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At March 31, 2006, we were in compliance with all restrictive covenants and the entire amount of our credit facility (less the outstanding borrowings) was available for borrowings.

During the first quarter of 2006, we purchased $242,920 of property and equipment. In the recycling segment we spent $132,410 for a forklift, on crane improvements, and to upgrade the radiation detection system. In the equipment sales, leasing and service segment, we purchased $106,344 in rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market. We purchased office equipment of $4,166.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. We have included the balance due on the purchasing card as part of accounts payable. The outstanding balance on the purchasing card at March 31, 2006 was $1,165,271 with a due date of April 15, 2006. The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges. To date we have not incurred any interest charges on this purchasing card. The card requires monthly minimum payments on any balance outstanding at month end. We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs in 2006.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

Quarter ended March 31,
	2006	2005
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	85.9%	94.1%
Selling, general and administrative expenses ..................................	9.3%	5.0%
Income before other expenses..................................................	4.8%	0.9%

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Total revenue decreased $15,190,450 or 51.2% to $14,484,020 in 2006 compared to $29,674,470 in 2005. Recycling revenue increased $2,420,612 or 31.5% to $10,103,299 in 2006 compared to $7,682,687 in 2005. This is primarily due to an increase of 26% in the volume of shipments and a 15% increase in price of commodities in the recycling market. Management services revenue decreased $17,376,083 or 81.5% to $3,944,919 in 2006 compared to $21,321,002 in 2005. This change is due to the loss of Home Depot as a customer. Equipment, service and leasing revenue decreased $234,979 or 35.0% to $435,802 in 2006 compared to $670,781 in 2005. This decrease is due to a decrease in rental revenue, cardboard and service and repairs.

Total cost of goods sold decreased $15,477,513 or 55.4% to $12,445,474 in 2006 compared to $27,922,987 in 2005. Recycling cost of goods sold increased $1,560,930 or 21.8% to $8,722,662 in 2006 compared to $7,161,732 in 2005. This is due to an increase of 3% in the volume of purchases and 47% higher commodity purchase prices in the recycling market. Management services cost of goods sold decreased $16,865,486 or 82.8% to $3,499,480 in 2006 compared to $20,364,966 in 2005 due to the loss of Home Depot as a customer. Equipment, service and leasing cost of goods sold decreased $172,957 or 43.6% to $223,331 in 2006 compared to $396,289 in 2005. The decrease is due to a decrease in equipment costs.

Selling, general and administrative expenses decreased $144,020 or 9.6% to $1,349,853 in 2006 compared to $1,493,873 in 2005. As a percentage of revenue, selling, general and administrative expenses were 9.3% in 2006 compared to 5.0% in 2006. The percentage of revenue increase is due to lower revenue in the first quarter of 2006. Drivers of the decrease in total expenses include the following:

•	Labor decreased $98,000 primarily due to cutbacks in service and clerical labor, sales managers, supervisors, and group insurance savings.
•	Insurance costs decreased $25,000 due to a new insurance contract.
•	Legal expenses decreased $20,000 due to decreased spending on the Lassak case.

Other income (expense) increased $14,646 to other income of $5,518 in 2006 compared to other expense of ($9,128) in 2005. This was primarily due to an increase in other miscellaneous income of $7,421 (bankruptcy recoveries and voided outstanding checks) and a decrease in loss on sale of assets of $6,680.

Financial condition at March 31, 2006 compared to December 31, 2005

Cash and cash equivalents decreased $1,033,229 to $688,072 as of March 31, 2006 compared to $1,721,301 as of December 31, 2005.

We used net cash from operating activities of $2,246,007 for the quarter ended March 31, 2006. Primarily this was due to a decrease of $2,145,738 in accounts payable in the first quarter of 2006.

We used net cash from investing activities of $241,765 for the quarter ending March 31, 2006. Primarily, we purchased recycling and rental fleet equipment. We made recycling equipment purchases of $132,410 and rental fleet equipment purchases of $106,344 in the first quarter of 2006. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

Our net cash from financing activities of $1,454,543 for the quarter ended March 31, 2006 is primarily due to the advance of $1,500,000 on our line of credit, offset by purchases of treasury stock and payments on capital lease obligations.

Accounts receivable trade increased $1,118,604 or 24.8% to $5,621,449 as of March 31, 2006 compared to $4,502,845 as of December 31, 2005. This change is primarily due to an increase in the volume of shipments and an increase in the selling prices in the Recycling segment.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $25,669 or 1% to $2,514,278 as of March 31, 2006 compared to $2,488,609 as of December 31, 2005.

Inventory aging for the quarter ended March 31, 2006 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 37,692	$ 12,419	$ -	$ -	$ 50,111
Ferrous materials	781,110	271,205	89,293	72,794	1,214,402
Non-ferrous materials	968,048	69,290	58,302	52,810	1,148,450
Other	101,315	-	-	-	101,315

	$1,888,165	$ 352,914	$ 147,595	$ 125,604	$2,514,278

Inventory aging for the year ended December 31, 2005 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 29,437	$ 22,400	$ -	$69,085	$ 120,922
Ferrous Materials	731,924	353,962	182,650	111,514	1,380,050
Non-ferrous materials	737,190	108,394	53,300	62,201	961,085
Other	26,552	-	-	-	26,552

	$1,525,103	$ 484,756	$ 235,950	$242,800	$ 2,488,609

Accounts payable trade decreased $2,145,738 or 25.9% to $6,136,543 as of March 31, 2006 compared to $8,282,281 as of December 31, 2005, primarily due to market conditions.

Working capital increased $2,092,030 to $1,200,721 as of March 31, 2006 compared to a deficit of $891,309 as of December 31, 2005. The increase was primarily driven by the $2.1 million decrease in accounts payable.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2006.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$1,500,000	$ 0	$1,500,000	$0	$0
Capital Lease Obligations (2)	242,715	120,610	122,105		0
Operating Lease Obligations (3)	1,293,948	623,514	636,813	33,621	0
Total	$3,036,663	$ 744,124	$2,258,918	$ 33,621	$0

(1) We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth. The maturity date under this agreement is January 2008. We have collateralized the credit facility with all our assets.

(2) We lease various pieces of equipment that qualify for capital lease treatment. These lease arrangements require monthly lease payments expiring at various dates through May 2008.

(3) We lease the Louisville, Kentucky facility from K&R, LLC, the sole member of which is Harry Kletter, our chief executive officer, under an operating lease expiring December 2007. We have monthly rental payments of $42,106 through December 2007. In the event of a change of control, the monthly payments become $62,500.

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $2,525 are due through September 2007.
Long-term debt increased $1,500,000 as of March 31, 2006 compared to no long term debt December 31, 2005.

Impact of Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123(R) supersedes Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. SFAS No. 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. The provisions of Statement No. 123(R) are effective for fiscal years beginning after December 15, 2005.

As permitted by SFAS No. 123, we historically accounted for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and, as the strike price of options issued was equal to grant date fair value, we did not recognize compensation cost for employee stock option issuances. We adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method. The adoption had no impact on us as the outstanding options were fully vested.

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

        We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2006, variable rate borrowings consisted of outstanding borrowings of $1.5 million under our credit agreement. Borrowings on our credit agreement bear interest at the prime rate. Any increase in prime rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2006, a hypothetical increase or decrease in the prime rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $15,000 per year, with a corresponding change in cash flows.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

        Based on the evaluation of the ISA Chief Executive Officer and the ISA Chief Financial Officer of our disclosure controls and procedures as of March 31, 2006, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d -- 15(e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls over financial reporting.

        There have been no significant changes to ISA's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting subsequent to March 31, 2006.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

Effective as of May 5, 2006, we entered into an agreement with Andrew M. Lassak to settle Mr. Lassak's claims against us in Lassak v. Industrial Services of America, Inc., et al, No. 04-423-CA (Fla. 19th Cir. Ct. filed June 2, 2004).  Lassak's demands and claims included rights to purchase 240,500 shares of our common stock for $1.25 per share, rights to purchase 149,500 shares of our common stock for $3.00 per share, and demand and piggyback registration rights as well as cashless exercise rights with respect to such options. Since the inception of the suit, we have disputed Lassak's claims and have denied any liability for Lassak's claims and demands. The settlement agreement requires us to grant Lassak an option to purchase 40,000 shares of our common stock at an exercise price of $1.25 per share. The terms of the settlement also require us to file a registration statement for the 40,000 shares by May 24, 2006, with a penalty for our failure to timely file the registration statement of $500 per day until filed.  In addition, Lassak has the right under the settlement agreement with respect to the shares subject to the option to enter into variable prepaid forward contracts or other arrangements to hedge against market risk.  The estimated fair value of these options is approximately $270,000.

Item 1A.	Risk Factors

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 20, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, our Board of Directors authorized a new program to repurchase up to 200,000 shares of our common stock at current market prices. During 2006, we have repurchased 5,509 shares. In 2005 we repurchased 10,000 shares. We repurchased 673,400 shares of our common stock in a prior stock repurchase program that began in August 2000.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

Jan-06	5,509	$ 2.9658	5,509	184,491

Feb-06	-

Mar-06	-

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: May 10, 2006	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: May 10, 2006	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended March 31, 2006.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended March 31, 2006.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended March 31, 2006