Form 10-Q/A
period 2006-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2006-06-06
CIK 4187

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which was filed with the Securities and Exchange Commission on May 10, 2006 (the "Original 10-Q"), is being filed to amend Item 4 - Controls and Procedures of Part I of the Original 10-Q to reflect that there were no significant changes to our internal controls or in other factors that materially affected, or were reasonably likely to material affect, these controls over financial reporting during the period covered by the Original 10-Q.

This Amendment No. 1 speaks as of the date of the Original 10-Q and we have not updated the disclosures contained herein to reflect events that have occurred since the filing of the Original 10-Q. Accordingly, this Amendment No. 1 should be read in conjunction with our Original 10-Q and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

INDEX

Page No.
Part I	Financial Information

Item 4 - Controls and Procedures

Part I -- FINANCIAL INFORMATION

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

        There have been no significant changes to ISA's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting during the period covered by this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: June 6, 2006	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: June 6, 2006	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q/A for the quarter ended March 31, 2006.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q/A for the quarter ended March 31, 2006.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q/A for the quarter ended March 31, 2006