Form 10-Q
period 2006-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2006-08-14
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2006
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2006: 3,620,899.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	June 30, 2006 (Unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	June 30, 2006 and 2005 (Unaudited)	5

	Condensed Consolidated Statements of
	Operations - Six Months Ended
	June 30, 2006 and 2005 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders' Equity
	June 30, 2006 and December 31, 2005 (Unaudited)	7

	Condensed Consolidated Statements of
	Cash Flows - Six Months Ended
	June 30, 2006 and 2005 (Unaudited)	8

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	15

Part II	Other Information	22

Part I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2006 (Unaudited)	December 31, 2005

Current assets
Cash and cash equivalents	$ 1,026,751	$ 1,721,301
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2006 and $50,000 in 2005)	7,587,103	4,502,845
Net investment in sales-type leases	53,159	65,797
Inventories	3,089,910	2,488,609
Deferred income taxes	78,385	78,385
Other	196,825	120,012

Total current assets	12,032,133	8,976,949

Net property and equipment	7,581,522	7,604,712

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	213,314	236,801
Notes receivable -- related party	255,124	264,390
Other assets	237,869	241,615
	1,266,312	1,302,811

	$ 20,879,967	$ 17,884,472

____________________

See accompanying notes to consolidated financial statements

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2006 (Unaudited)	December 31, 2005
Current liabilities
Current maturities of long term debt	$ 144,428	$ -
Current maturities of capital lease obligation	182,497	118,945
Accounts payable	6,718,757	8,282,281
Income tax payable	458,113	109,129
Other current liabilities	444,659	1,357,903
Total current liabilities	7,948,454	9,868,258

Long-term liabilities
Long-term debt	3,855,572	-
Capital lease obligation	146,071	152,889
Deferred income taxes	413,570	413,570
	4,415,213	566,459

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,315,000 and 4,255,000 shares issued in 2006 and 2005, 3,620,899 and 3,566,408 shares outstanding in 2006 and 2005	21,575	21,275
Additional paid-in capital	3,177,119	3,113,819
Retained earnings	6,065,694	5,046,411
Treasury stock, 694,101 and 688,592 shares at average cost
in 2006 and 2005	(748,088)	(731,750)
	8,516,300	7,449,755
	$ 20,879,967	$ 17,884,472

____________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

Revenue from services	$ 3,768,974	$ 25,540,127
Revenue from product sales	13,933,660	7,859,780
Total Revenue	17,702,634	33,399,907

Cost of goods sold for services	3,372,132	24,612,402
Cost of goods sold for product sales	11,872,693	6,952,846
Total Cost of goods sold	15,244,825	31,565,248

Selling, general and administrative expense	1,450,284	1,481,772

Income before other income (expense)	1,007,525	352,887

Other income (expense)
Interest expense	(69,584)	(26,263)
Interest income	36,354	21,059
Gain/loss on sale of assets	27,207	(2,614)
Other income	3,092	7,691
	(2,931)	(127)

Income before income taxes	1,004,594	352,760

Income tax provision	401,837	141,081

Net income	$ 602,757	$ 211,679

Basic earnings per share	$ 0.17	$ 0.06

Diluted earnings per share	$ 0.17	$ 0.06

Weighted shares outstanding:
Basic	3,574,306	3,576,408

Diluted	3,590,214	3,591,054

____________________

See accompanying notes to consolidated financial statements

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

Revenue from services	$ 7,713,893	$ 46,861,129
Revenue from product sales	24,472,761	16,213,248
Total Revenue	32,186,654	63,074,377

Cost of goods sold for services	6,871,613	44,977,368
Cost of goods sold for product sales	20,818,686	14,510,867
Total Cost of goods sold	27,690,299	59,488,235

Selling, general and administrative expense	2,800,137	2,975,645

Income before other income (expense)	1,696,218	610,497

Other income (expense)
Interest expense	(96,969)	(50,474)
Interest income	64,576	45,564
Gain/loss on sale of assets	24,926	(11,575)
Other income	10,054	7,230
	2,587	(9,255)

Income before income taxes	1,698,805	601,242

Income tax provision	679,522	240,475

Net income	$ 1,019,283	$ 360,767

Basic earnings per share	$ 0.29	$ 0.10

Diluted earnings per share	$ 0.29	$ 0.10

Weighted shares outstanding:
Basic	3,567,639	3,576,351

Diluted	3,582,308	3,599,957

____________________

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY SIX MONTHS ENDED JUNE 30, 2006
(UNAUDITED)

_________________________________________________________________________________________________________________________

	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Total
	Shares	Amount			Shares	Cost

Balance as of December 31, 2005	4,255,000	$21,275	$3,113,819	$5,046,411	(688,592)	$ (731,750)	$7,449,755

Treasury stock purchase	-	-	-	-	(5,509)	(16,338)	(16,338)

Issuance of Common stock in connection	60,000	300	63,300	-	-	-	63,600
with exercise of stock options

Net income	-	-	-	1,019,283	-	-	1,019,283

Balance as of June 30, 2006	4,315,000	$21,575	$3,177,119	$6,065,694	(694,101)	$ (748,088)	$8,516,300

____________________

See accompanying notes to consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash flows from operating activities
Net income	$ 1,019,283	$ 360,767
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	862,833	852,687
Treasury stock distribution to employees	-	6,524
(Gain)/loss on sale of property and equipment	(24,926)	11,575
Change in assets and liabilities
Receivables	(3,084,258)	(1,038,673)
Net investment in sales-type leases	36,125	41,361
Inventories	(601,301)	(794,070)
Other assets	(73,067)	66,502
Accounts payable	(1,563,524)	1,926,088
Other current liabilities	(564,260)	10,253
Net cash from operating activities	(3,993,095)	1,443,014

Cash flows from investing activities
Proceeds from sale of property and equipment	33,100	63,982
Purchases of property and equipment	(727,421)	(1,107,029)
Payments from related party	9,266	-
Net cash from investing activities	(685,055)	(1,043,047)

Cash flows from financing activities
Purchases of common stock	(16,338)	-
Issuance of common stock	63,600	-
Payments on capital lease obligation	(63,662)	(482,034)
Proceeds from long-term debt	4,000,000	-
Net cash from financing activities	3,983,600	(482,034)

Net decrease in cash	(694,550)	(82,067)

Cash at beginning of period	1,721,301	1,129,690

Cash at end of period	$ 1,026,751	$ 1,047,623

Supplemental disclosure of cash flow information
Cash paid for interest	$ 96,969	$ 50,474
Cash paid for taxes	330,539	40,310

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased under capital leases	120,395	-

____________________

See accompanying notes to consolidated financial statements.

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2006 and the results of our operations and changes in our cash flow for the periods ended June 30, 2006 and 2005. Results of operations for the period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2005 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission.

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

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one-eighth, 7.875% as of June 30, 2006. The maturity date under this agreement is January 2008. We have collateralized the credit facility with all our assets. As of June 30, 2006 we had borrowed $2,000,000 and as of December 31, 2005, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At June 30, 2006, we were in compliance with all restrictive covenants and the entire amount of our credit facility (less our outstanding borrowings) was available for borrowings.

We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment. Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%. The maturity date under this agreement is June 2011 with a ten-year amortization schedule. As of June 30, 2006 we had borrowed $2,000,000 and as of December 31, 2005, there were no borrowings against this loan. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At June 30, 2006, we were in compliance with all restrictive covenants.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2006	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 23,566,384	$ -	$ -	$ -	$ 23,566,384
Equipment sales, service
and leasing revenues	-	-	906,377	-	906,377
Management fees	-	7,713,893	-	-	7,713,893
Cost of goods sold	(20,382,864)	(6,871,613)	(435,822)	-	(27,690,299)
Selling, general and
administrative expenses	(654,021)	(768,579)	(300,721)	(1,076,816)	(2,800,137)

Segment profit (loss)	$ 2,529,499	$ 73,701	$ 169,834	$ (1,076,816)	$ 1,696,218

Segment assets	$ 13,148,841	$ 1,925,529	$ 2,089,022	$ 3,716,575	$20,879,967

FOR THE SIX MONTHS ENDED JUNE 30, 2005	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 14,780,866	$ -	$ -	$ -	$ 14,780,866
Equipment sales, service
and leasing revenues	-	-	1,432,382	-	1,432,382
Management fees	-	46,861,129	-	-	46,861,129
Cost of goods sold	(13,607,793)	(44,977,368)	(903,074)	-	(59,488,235)
Selling, general and
administrative expenses	(467,947)	(923,445)	(339,093)	(1,245,160)	(2,975,645)

Segment profit (loss)	$ 705,126	$ 960,316	$ 190,215	$(1,245,160)	$ 610,497

Segment assets	$ 9,664,291	$ 7,726,605	$ 2,213,062	$ 3,297,051	$22,901,009

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

Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be torched, sheared or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities. Ferrous inventory of $1,630,424 at June 30, 2006 was comprised of $527,224 in raw materials and $1,103,200 of finished goods. Non-ferrous inventory of $1,397,075 at June 30, 2006 was comprised of $380,239 in raw materials and $1,016,836 of finished goods. Ferrous inventory of $1,380,050 at December 31, 2005 was comprised of $402,041 in raw materials and $978,009 of finished goods. Non-ferrous inventory of $961,085 at December 31, 2005 was comprised of $196,508 in raw materials and $764,577 of finished goods. We charged $1,111,306 in general and administrative processing costs to cost of sales for the six months ended June 30, 2006 and $2,015,733 for the year ended December 31, 2005.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Other inventory includes cardboard and baling wire. Inventories as of June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005

Ferrous	$ 1,630,424	$ 1,380,050
Non-ferrous	1,397,075	961,085
Waste equipment machinery	31,108	120,922
Other	31,303	26,552

Total inventories	$ 3,089,910	$ 2,488,609

NOTE 6 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Six months ended June 30, 2006 compared to six months ended June 30, 2005:

	2006	2005
Basic earnings per share
Net income	$ 1,019,283	$ 360,767

Weighted average shares outstanding	3,567,639	3,576,351

Basic earnings per share	$ .29	$ .10

Diluted earnings per share
Net income	$ 1,019,283	$ 360,767

Weighted average shares outstanding	3,567,639	3,576,351
Add dilutive effect of assumed exercising of stock options	14,669	23,606
Diluted weighted average shares outstanding	3,582,308	3,599,957
Diluted earnings per share	$ .29	$ .10

Three months ended June 30, 2006 compared to three months ended June 30, 2005:

	2006	2005
Basic earnings per share
Net income	$ 602,757	$ 211,679

Weighted average shares outstanding	3,574,306	3,576,408

Basic earnings per share	$ .17	$ .06

Diluted earnings per share
Net income	$ 602,757	$ 211,679

Weighted average shares outstanding	3,574,306	3,576,408
Add dilutive effect of assumed exercising of stock options	15,908	4,646
Diluted weighted average shares outstanding	3,590,214	3,591,054
Diluted earnings per share	$ .17	$ .06

NOTE 7 -- LITIGATION SETTLEMENT

Effective as of May 5, 2006, we entered into an agreement with Andrew M. Lassak to settle Mr. Lassak's claims against us in Lassak v. Industrial Services of America, Inc., et al, No. 04-423-CA (Fla. 19th Cir. Ct. filed June 2, 2004). Lassak's demands and claims included rights to purchase 240,500 shares of our common stock for $1.25 per share, rights to purchase 149,500 shares of our common stock for $3.00 per share, and demand and piggyback registration rights as well as cashless exercise rights with respect to such options. Since the inception of the suit, we have disputed Lassak's claims and have denied any liability for Lassak's claims and demands. Pursuant to the settlement agreement, we allowed Lassak to exercise a reduced number of the options he was seeking -- 40,000 at an exercise price of $1.25 per share. Lassak tendered to us the full exercise price for the 40,000 options and we filed a registration statement for the underlying shares with the Securities and Exchange Commission on May 24, 2006. The registration was declared effective by the Securities and Exchange Commission on June 12, 2006. We then delivered 40,000 registered shares to Lassak, thereby satisfying all our requirements under the settlement agreement and effectively concluding this matter. The estimated fair value of these options is approximately $270,000.

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

General

Much of our focus and attention now and in the future is directed towards our recycling business segment. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers and foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shearing, cutting and/or bailing. We will also continue to focus on initiating growth in our management services business segment and our waste and recycling equipment sales, service and leasing division.

We have operating locations in Louisville and Lexington, Kentucky and Seymour, Indiana. We do not have operating locations outside the United States but we service 1,721 customer locations throughout the United States and Canada, building a base of approximately 965 service providers. We have no revenue or cost of goods sold derived from customers located outside the United States or Canada. We do not separate selling, general and administrative expenses between customers located in the United States or outside the United States.

Our goal is to remain dedicated to the recycling, management services, and equipment industry while sustaining steady growth at an acceptable profit, adding to our net worth, and providing positive returns for stockholders. We intend to increase efficiencies and productivity in our core business while remaining alert for possible acquisitions, strategic partnerships, mergers and joint ventures that would enhance our profitability.

Liquidity and Capital Resources

As of June 30, 2006 we held cash and cash equivalents of $1,026,751.

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one-eighth, 7.875% as of June 30, 2006. The maturity date under this agreement is January 2008. We have collateralized the credit facility with all our assets except our rental fleet. As of June 30, 2006 we had borrowed $2,000,000 and as of December 31, 2005, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At June 30, 2006, we were in compliance with all restrictive covenants and the entire amount of our credit facility (less the outstanding borrowings) was available for borrowings.

We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment. Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%. The maturity date under this agreement is June 2011 with a ten-year amortization schedule. As of June 30, 2006 we had borrowed $2,000,000 and as of December 31, 2005, there were no borrowings against this loan. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At June 30, 2006, we were in compliance with all restrictive covenants.

During the first two quarters of 2006, we purchased $847,817 of property and equipment. In the recycling segment we spent $523,579 for an automobile crusher, a forklift, a loader, open top containers, crane improvements, and upgrades to our radiation detection system. In the equipment sales, leasing and service segment, we purchased $311,864 in rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market. We purchased office equipment of $5,555 and spent $6,819 on buildings.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. We have included the balance due on the purchasing card as part of accounts payable. The outstanding balance on the purchasing card at June 30, 2006 was $776,570 with a due date of July 15, 2006. The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges. To date we have not incurred any interest charges on this purchasing card. The card requires monthly minimum payments on any balance outstanding at month end. We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs during the remainder of 2006.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

Six months ended June 30,
	2006	2005
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	86.0%	94.3%
Selling, general and administrative expenses ..................................	8.7%	4.7%
Income before other expenses..................................................	5.3%	1.0%

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Total revenue decreased $30,887,723 or 49.0% to $32,186,654 in 2006 compared to $63,074,377 in 2005. Recycling revenue increased $8,785,518 or 59.4% to $23,566,384 in 2006 compared to $14,780,866 in 2005. This is primarily due to an increase of 27% in the volume of shipments and a 31% increase in price of commodities in the recycling market. Management services revenue decreased $39,147,236 or 83.5% to $7,713,893 in 2006 compared to $46,861,129 in 2005. This change is due to the loss of Home Depot as a customer. Equipment, service and leasing revenue decreased $526,005 or 36.7% to $906,377 in 2006 compared to $1,432,382 in 2005. This decrease is due to a decrease in rental revenue.

Total cost of goods sold decreased $31,797,936 or 53.5% to $27,690,299 in 2006 compared to $59,488,235 in 2005. Recycling cost of goods sold increased $6,775,071 or 49.4% to $20,382,864 in 2006 compared to $13,607,793 in 2005. This is due to an increase of 8% in the volume of purchases and 52% higher commodity purchase prices in the recycling market. Management services cost of goods sold decreased $38,105,755 or 84.7% to $6,871,613 in 2006 compared to $44,977,368 in 2005 due to the loss of Home Depot as a customer. Equipment, service and leasing cost of goods sold decreased $467,252 or 51.7% to $435,822 in 2006 compared to $903,074 in 2005. The decrease is due to a decrease in equipment costs.

Selling, general and administrative expenses decreased $175,508 or 5.9% to $2,800,137 in 2006 compared to $2,975,645 in 2005. As a percentage of revenue, selling, general and administrative expenses were 8.7% in 2006 compared to 4.7% in 2006. The percentage of revenue increase is due to lower revenue in the first two quarters of 2006. The primary driver of the decrease in total expenses is labor and related benefits, which decreased $171,000 due to cutbacks in service and clerical labor, sales managers, supervisors, and group insurance savings.

Other income (expense) increased $11,842 to other income of $2,587 in 2006 compared to other expense of ($9,255) in 2005. This was primarily due to , an increase in gain on disposal of assets of $32,300 and an increase in interest income of $19,000, offset by an increase in interest expense of $46,500.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Total revenue decreased $15,697,273 or 47.0% to $17,702,634 in 2006 compared to $33,399,907 in 2005. Recycling revenue increased $6,364,906 or 89.7% to $13,463,085 in 2006 compared to $7,098,179 in 2005. This is primarily due to an increase of 27% in the volume of shipments and a 48% increase in price of commodities in the recycling market. Management services revenue decreased $21,771,153 or 85.2% to $3,768,974 in 2006 compared to $25,540,127 in 2005. This change is due to the loss of Home Depot as a customer. Equipment, service and leasing revenue decreased $291,026 or 38.2% to $470,575 in 2006 compared to $761,601 in 2005. This decrease is due to a decrease in rental revenue.

Total cost of goods sold decreased $16,320,423 or 51.7% to $15,244,825 in 2006 compared to $31,565,248 in 2005. Recycling cost of goods sold increased $5,214,141 or 80.9% to 11,660,202 in 2006 compared to $6,446,061 in 2005. This is due to an increase of 13% in the volume of purchases and 77% higher commodity purchase prices in the recycling market. Management services cost of goods sold decreased $21,240,270 or 86.38% to $3,372,132 in 2006 compared to $24,612,401 in 2005 due to the loss of Home Depot as a customer. Equipment, service and leasing cost of goods sold decreased $294,296 or 58.1% to $212,490 in 2006 compared to $506,786 in 2005. The decrease is due to a decrease in equipment costs.

Selling, general and administrative expenses decreased $31,488 or 2.1% to $1,450,284 in 2006 compared to $1,481,772 in 2005. As a percentage of revenue, selling, general and administrative expenses were 8.2% in 2006 compared to 4.4% in 2005. The percentage of revenue increase is due to lower revenue in the first two quarters of 2006. The primary driver of the decrease in total expenses is labor and related benefits, which decreased $74,000 due to cutbacks in service and clerical labor, sales managers, supervisors, and group insurance savings.

Other expense increased $2,804 to $2,931 in 2006 compared to other expense of $127 in 2005. This was primarily due to an increase in interest expense offset by increases in interest income and gain on sale of assets.

Financial condition at June 30, 2006 compared to December 31, 2005

Cash and cash equivalents decreased $694,550 to $1,026,751 as of June 30, 2006 compared to $1,721,301 as of December 31, 2005.

We used net cash from operating activities of $3,993,095 for the six months ended June 30, 2006. Primarily this was due to an increase in accounts receivable of $3,084,258 and a decrease of $1,563,524 in accounts payable in the first two quarters of 2006.

We used net cash from investing activities of $685,055 for the six months ended June 30, 2006. Primarily, we purchased recycling and rental fleet equipment of $847,817 (inclusive of $120,395 equipment purchased under capital leases). The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

Our net cash from financing activities of $3,983,600 for the six months ended June 30, 2006 is primarily due to the advance of $4,000,000 on both our line of credit and our new rental fleet loan, offset by purchases of treasury stock.

Accounts receivable trade increased $3,084,258 or 68.5% to $7,587,103 as of June 30, 2006 compared to $4,502,845 as of December 31, 2005. This change is primarily due to an increase in the volume of shipments and an increase in the selling prices in the Recycling segment.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $601,301 or 24% to $3,089,910 as of June 30, 2006 compared to $2,488,609 as of December 31, 2005.

Inventory aging for the period ended June 30, 2006 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ -	$ -	$ -	$ 31,108	$ 31,108
Ferrous materials	893,469	454,778	67,612	214,565	1,630,424
Non-ferrous materials	1,164,239	105,403	50,600	76,833	1,397,075
Other	31,303	-	-	-	31,303

	$2,089,011	$560,181	$118,212	$322,506	$3,089,910

Inventory aging for the year ended December 31, 2005 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 29,437	$ 22,400	$ -	$69,085	$ 120,922
Ferrous Materials	731,924	353,962	182,650	111,514	1,380,050
Non-ferrous materials	737,190	108,394	53,300	62,201	961,085
Other	26,552	-	-	-	26,552

	$1,525,103	$ 484,756	$ 235,950	$242,800	$ 2,488,609

Accounts payable trade decreased $1,563,524 or 18.9% to $6,718,757 as of June 30, 2006 compared to $8,282,281 as of December 31, 2005, primarily due to market conditions.

Working capital increased $4,974,988 to $4,083,679 as of June 30, 2006 compared to a deficit of $891,309 as of December 31, 2005. The increase was primarily driven by the $3.1 million increase in accounts receivable and the $1.6 million decrease in accounts payable.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2006.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$4,000,000	$144,428	$2,320,110	$1,535,462	$0
Capital Lease Obligations (2)	328,568	182,496	146,072	0	0
Operating Lease Obligations (3)	1,061,460	634,798	409,323	17,339	0
Total	$5,390,027	$ 961,722	$2,875,504	$1,552,801	$0

(1)

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth. The maturity date under this agreement is January 2008. We have collateralized the credit facility with all our assets except our rental fleet.

We also have a $2.0 million loan agreement with Fifth Third Bank. Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%. The maturity date is June 2011 with a ten-year amortization schedule and is collateralized by our rental fleet equipment.

(2) We lease various pieces of equipment that qualify for capital lease treatment. These lease arrangements require monthly lease payments expiring at various dates through May 2008.

(3)

We lease the Louisville, Kentucky facility from K&R, LLC, the sole member of which is Harry Kletter, our chief executive officer, under an operating lease expiring December 2007. We have monthly rental payments of $42,106 through December 2007. In the event of a change of control, the monthly payments become $62,500. We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $2,525 are due through September 2007. We also lease security equipment for which monthly payments of $464 are due through July 2009. We also lease property in Lexington, Kentucky for which monthly payments of $2,250 are due through February 2010.

Impact of Recently Issued Accounting Standards

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

We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2006, variable rate borrowings consisted of outstanding borrowings of $2.0 million under our credit agreement. Borrowings on our credit agreement bear interest at the prime rate less 1/8. Any increase in prime rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2006, a hypothetical increase or decrease in the prime rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $20,000 per year, with a corresponding change in cash flows.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

        Based on the evaluation of the ISA Chief Executive Officer and the ISA Chief Financial Officer of our disclosure controls and procedures as of June 30, 2006, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d -- 15(e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls over financial reporting.

        There have been no significant changes to ISA's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting subsequent to June 30, 2006.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings

Effective as of May 5, 2006, we entered into an agreement with Andrew M. Lassak to settle Mr. Lassak's claims against us in Lassak v. Industrial Services of America, Inc., et al, No. 04-423-CA (Fla. 19th Cir. Ct. filed June 2, 2004). Lassak's demands and claims included rights to purchase 240,500 shares of our common stock for $1.25 per share, rights to purchase 149,500 shares of our common stock for $3.00 per share, and demand and piggyback registration rights as well as cashless exercise rights with respect to such options. Since the inception of the suit, we have disputed Lassak's claims and have denied any liability for Lassak's claims and demands. Pursuant to the settlement agreement, we allowed Lassak to exercise a reduced number of the options he was seeking -- 40,000 at an exercise price of $1.25 per share. Lassak tendered to us the full exercise price for the 40,000 options and we filed a registration statement for the underlying shares with the Securities and Exchange Commission on May 24, 2006. The registration was declared effective by the Securities and Exchange Commission on June 12, 2006. We then delivered 40,000 registered shares to Lassak, thereby satisfying all our requirements under the settlement agreement and effectively concluding this matter.

Item 1A.	Risk Factors

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 20, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) On November 15, 2005, our Board of Directors authorized a new program to repurchase up to 200,000 shares of our common stock at current market prices. During 2006, we have repurchased 5,509 shares. In 2005 we repurchased 10,000 shares. We repurchased 673,400 shares of our common stock in a prior stock repurchase program that began in August 2000.

Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of Shares	Maximum Number of
	of Shares	Paid per Share	Purchased as part of	Shares that may yet be
	Purchased		Publicly Announced	Purchased Under the
			Plans or Programs	Plans or Programs

Jan-06	5,509	$ 2.9658	5,509	184,491

Feb-06	-

Mar-06	-

Apr-06	-

May-06	-

June-06	-

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	At the Annual Meeting of Shareholders held on June 6, 2006, the following proposals were adopted by the margins indicated:

(b)

PROPOSAL 1: Annual Election of Directors. The nominees for election as directors were Harry Kletter, Roman Epelbaum, David W. Lester, Orson Oliver, Albert Cozzi, Craig Feltner and Richard Ferguson. The seven director positions were filled based upon the seven receiving the most votes:

	For	Withheld	Broker Non- Votes And Abstentions

Harry Kletter	2,973,862	14,521	-
Roman Epelbaum	2,974,562	13,821	-
Albert A. Cozzi	2,974,562	13,821	-
David W. Lester	2,974,562	13,821	-
Richard E. Ferguson	2,974,562	13,821	-
Orson Oliver	2,974,562	13,821	-
Craig A. Feltner	2,367,012	621,371	-

(c)	PROPOSAL 2: Ratification of Mountjoy & Bressler, LLP as our independent auditors.

For	Against	Broker Non Votes And Abstentions

2,953,176	16,407	18,800

Item 5.	Other Information

None

Item 6.	Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: August 14, 2006	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: August 14, 2006	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended June 30, 2006.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended June 30, 2006.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended June 30, 2006