Form 10-Q
period 2006-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2006-11-13
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2006: 3,640,899.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	September 30, 2006 (Unaudited) and December 31, 2005	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	September 30, 2006 and 2005 (Unaudited)	5

	Condensed Consolidated Statements of
	Operations - Nine Months Ended
	September 30, 2006 and 2005 (Unaudited)	6

	Condensed Consolidated Statements of Stockholders-- Equity
	September 30, 2006 (Unaudited) and December 31, 2005	7

	Condensed Consolidated Statements of
	Cash Flows - Nine Months Ended
	September 30, 2006 and 2005 (Unaudited)	8

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	15

Part II	Other Information	23

Part I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2006 (Unaudited)	December 31, 2005

Current assets
Cash and cash equivalents	$ 866,249	$ 1,721,301
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2006 and $50,000 in 2005)	5,978,597	4,502,845
Net investment in sales-type leases	47,182	65,797
Inventories	3,691,725	2,488,609
Deferred income taxes	140,654	78,385
Other	166,830	120,012

Total current assets	10,891,237	8,976,949

Net property and equipment	7,511,180	7,604,712

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	200,281	236,801
Notes receivable -- related party	246,902	264,390
Other assets	279,437	241,615
	1,286,625	1,302,811

	$ 19,689,042	$ 17,884,472

__________________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2006 (Unaudited)	December 31, 2005
Current liabilities
Current maturities of long term debt	$ 146,908	$ -
Current maturities of capital lease obligation	184,209	118,945
Accounts payable	5,606,064	8,282,281
Income tax payable	648,114	109,129
Other current liabilities	973,994	1,357,903
Total current liabilities	7,559,289	9,868,258

Long-term liabilities
Long-term debt	2,817,902	-
Capital lease obligation	99,369	152,889
Deferred income taxes	208,561	413,570
Total long-term liabilities	3,125,832	566,459

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,335,000 and 4,255,000 shares issued in 2006 and 2005, 3,640,899 and 3,566,408 shares outstanding in 2006 and 2005	21,675	21,275
Additional paid-in capital	3,225,072	3,113,819
Retained earnings	6,505,262	5,046,411
Treasury stock, 694,101 and 688,592 shares at average cost
in 2006 and 2005	(748,088)	(731,750)
	9,003,921	7,449,755
	$ 19,689,042	$ 17,884,472

________________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

Revenue from services	$ 4,094,753	$ 25,899,409
Revenue from product sales	11,236,482	8,680,320
Total Revenue	15,331,235	34,579,729

Cost of goods sold for services	3,715,193	24,846,751
Cost of goods sold for product sales	9,760,509	7,780,247
Total Cost of goods sold	13,475,702	32,626,998

Selling, general and administrative expense	1,344,366	1,406,563

Income before other income (expense)	511,167	546,168

Other income (expense)
Interest expense	(39,486)	(19,332)
Interest income	38,293	30,155
Loss on sale of assets	(15,555)	(10,413)
Other income (expense)	1,595	(4,383)
	(15,153)	(3,973)

Income before income taxes	496,014	542,195

Income tax provision	56,446	216,901

Net income	$ 439,568	$ 325,294

Basic earnings per share	$ 0.12	$ 0.09

Diluted earnings per share	$ 0.12	$ 0.09

Weighted shares outstanding:
Basic	3,634,160	3,576,408

Diluted	3,639,461	3,591,272

_______________________

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

Revenue from services	$ 11,808,646	$ 72,760,538
Revenue from product sales	35,709,243	24,893,568
Total Revenue	47,517,889	97,654,106

Cost of goods sold for services	10,586,806	69,824,119
Cost of goods sold for product sales	30,579,195	22,291,114
Total Cost of goods sold	41,166,001	92,115,233

Selling, general and administrative expense	4,144,503	4,382,208

Income before other income (expense)	2,207,385	1,156,665

Other income (expense)
Interest expense	(136,455)	(69,806)
Interest income	102,869	75,719
Gain/(loss) on sale of assets	9,371	(21,988)
Other income	11,649	2,847
	(12,566)	(13,228)

Income before income taxes	2,194,819	1,143,437

Income tax provision	735,968	457,376

Net income	$ 1,458,851	$ 686,061

Basic earnings per share	$ 0.41	$ 0.19

Diluted earnings per share	$ 0.41	$ 0.19

Weighted shares outstanding:
Basic	3,590,057	3,576,370

Diluted	3,603,719	3,597,030

________________________

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2006
(UNAUDITED)

_________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2005	4,255,000	$21,275	$3,113,819	$5,046,411	(688,592)	$ (731,750)	$7,449,755

Treasury stock purchase	-	-	-	-	(5,509)	(16,338)	(16,338)

Exercise of stock options	80,000	400	111,253	-	-	-	111,653

Net income	-	-	-	1,458,851	-	-	1,458,851

Balance as of September 30, 2006	4,335,000	$21,675	$3,225,072	$6,505,262	(694,101)	$ (748,088)	$9,003,921

________________________

See accompanying notes to consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005
Cash flows from operating activities
Net income	$ 1,458,851	$ 686,061
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,302,973	1,274,380
Treasury stock distribution to employees	-	6,524
Tax benefit of stock options exercised	-	403,440
Deferred income tax	(267,278)	(241,888)
(Gain)/loss on sale of property and equipment	(9,371)	21,988
Change in assets and liabilities
Receivables	(1,475,752)	(2,009,853)
Net investment in sales-type leases	55,135	33,597
Inventories	(1,203,116)	72,692
Other assets	(84,640)	178,689
Accounts payable	(2,676,217)	2,715,123
Other current liabilities	155,076	154,747
Net cash from operating activities	(2,744,339)	3,295,500

Cash flows from investing activities
Proceeds from sale of property and equipment	35,600	72,482
Purchases of property and equipment	(1,115,275)	(1,630,360)
Payments from related party	17,488	28,328
Net cash from investing activities	(1,062,187)	(1,529,550)

Cash flows from financing activities
Purchases of common stock	(16,338)	-
Issuance of common stock	111,653	-
Payments on capital lease obligation	(108,651)	(520,246)
Proceeds from long-term debt	6,000,000	-
Payments on long-term debt	(3,035,190)	(1,000,000)
Net cash from financing activities	2,951,474	(1,520,246)

Net increase/(decrease) in cash	(855,052)	245,704

Cash at beginning of period	1,721,301	1,129,690

Cash at end of period	$ 866,249	$ 1,375,394
Supplemental disclosure of cash flow information
Cash paid for interest	$ 133,241	$ 69,780
Cash paid for taxes	464,262	40,310

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased under capital leases	120,395	-

__________________________

See accompanying notes to consolidated financial statements.

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2006 and the results of our operations and changes in our cash flow for the periods ended September 30, 2006 and 2005. Results of operations for the period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2005 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2005 on file with the Securities and Exchange Commission.

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

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth, 8.125% as of September 30, 2006. The maturity date under this agreement is January 2008. We have collateralized the credit facility with all our assets excluding our rental fleet equipment. As of September 30, 2006 we had borrowed $1,000,000 and as of December 31, 2005, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At September 30, 2006, we were in compliance with all restrictive covenants and the entire amount of our credit facility (less our outstanding borrowings) was available for borrowings.

We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment. Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%. The maturity date under this agreement is June 2011 with a ten-year amortization schedule. As of September 30, 2006 we had borrowed $1,964,810 and as of December 31, 2005, there were no borrowings against this loan. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At September 30, 2006, we were in compliance with all restrictive covenants.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 34,339,091	$ -	$ -	$ -	$ 34,339,091
Equipment sales, service
and leasing revenues	-	-	1,370,152	-	1,370,152
Management fees	-	11,808,646	-	-	11,808,646
Cost of goods sold	(29,937,505)	(10,586,806)	(641,690)	-	(41,166,001)
Selling, general and
administrative expenses	(1,017,619)	(1,106,109)	(407,176)	(1,613,599)	(4,144,503)

Segment profit (loss)	$ 3,383,967	$ 115,731	$ 321,286	$(1,613,599)	$ 2,207,385

Segment assets	$ 12,107,905	$ 2,009,541	$ 2,216,955	$ 3,354,641	$19,689,042

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPENT SALES& SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 22,425,868	$ -	$ -	$ -	$ 22,425,868
Equipment sales, service
and leasing revenues	-	-	2,467,700	-	2,467,700
Management fees	-	72,760,538	-	-	72,760,538
Cost of goods sold	(20,653,445)	(69,824,119)	(1,637,669)	-	(92,115,233)
Selling, general and
administrative expenses	(706,510)	(1,378,947)	(493,047)	(1,803,704)	(4,382,208)

Segment profit (loss)	$ 1,065,913	$ 1,557,472	$ 336,984	$(1,803,704)	$ 1,156,665

Segment assets	$ 9,362,472	$ 7,856,452	$ 2,244,564	$ 3,842,168	$23,305,656

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 10,772,707	$ -	$ -	$ -	$ 10,772,707
Equipment sales, service
and leasing revenues	-	-	463,775	-	463,775
Management fees	-	4,094,753	-	-	4,094,753
Cost of goods sold	(9,554,641)	(3,715,193)	(205,868)	-	(13,475,702)
Selling, general and
administrative expenses	(363,598)	(337,530)	(106,455)	(536,783)	(1,344,366)

Segment profit (loss)	$ 854,468	$ 42,030	$ 151,452	$ (536,783)	$ 511,167

Segment assets	$ 12,107,905	$ 2,009,541	$ 2,216,955	$ 3,354,641	$19,689,042

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 7,645,868	$ -	$ -	$ -	$ 7,645,002
Equipment sales, service
and leasing revenues	-	-	1,035,318	-	1,035,318
Management fees	-	25,899,409	-	-	25,899,409
Cost of goods sold	(7,045,652)	(24,846,751)	(734,595)	-	(32,626,998)
Selling, general and
administrative expenses	(238,563)	(455,502)	(153,954)	(558,544)	(1,406,563)

Segment profit (loss)	$ 360,787	$ 597,156	$ 146,769	$ (558,544)	$ 546,168

Segment assets	$ 9,362,472	$ 7,856,452	$ 2,244,564	$ 3,842,168	$23,305,656

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

Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be torched, sheared or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities. Ferrous inventory of $2,420,339 at September 30, 2006 was comprised of $485,739 in raw materials and $1,934,600 of finished goods. Non-ferrous inventory of $1,218,774 at September 30, 2006 was comprised of $268,532 in raw materials and $950,242 of finished goods. Ferrous inventory of $1,380,050 at December 31, 2005 was comprised of $402,041 in raw materials and $978,009 of finished goods. Non-ferrous inventory of $961,085 at December 31, 2005 was comprised of $196,508 in raw materials and $764,577 of finished goods. We charged $1,720,927 in general and administrative processing costs to cost of sales for the nine months ended September 30, 2006 and $2,015,733 for the year ended December 31, 2005.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Other inventory includes cardboard and baling wire. Inventories as of September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005 (audited)

Ferrous	$ 2,420,339	$ 1,380,050
Non-ferrous	1,218,774	961,085
Waste equipment machinery	31,108	120,922
Other	21,504	26,552

Total inventories	$ 3,691,725	$ 2,488,609

NOTE 6 -- ACCOUNTS RECEIVABLE FACTORING

We have entered into a temporary agreement with a third party company to factor their accounts receivable. The outstanding balance as of September 30, 2006 was zero. We earned factoring interest income of $7,142 for the quarter ending September 30, 2006. The agreement will end in the fourth quarter of 2006.

NOTE 7 -- LITIGATION SETTLEMENT

Effective as of May 5, 2006, we entered into an agreement with Andrew M. Lassak to settle Mr. Lassak's claims against us in Lassak v. Industrial Services of America, Inc., et al, No. 04-423-CA (Fla. 19th Cir. Ct. filed June 2, 2004). Lassak's demands and claims included rights to purchase 240,500 shares of our common stock for $1.25 per share, rights to purchase 149,500 shares of our common stock for $3.00 per share, and demand and piggyback registration rights as well as cashless exercise rights with respect to such options. Since the inception of the suit, we have disputed Lassak's claims and have denied any liability for Lassak's claims and demands. Pursuant to the settlement agreement, we allowed Lassak to exercise a reduced number of the options he was seeking -- 40,000 at an exercise price of $1.25 per share. Lassak tendered to us the full exercise price for the 40,000 options and we filed a registration statement for the underlying shares with the Securities and Exchange Commission on May 24, 2006. The registration was declared effective by the Securities and Exchange Commission on June 12, 2006. We then delivered 40,000 registered shares to Lassak, thereby satisfying all our requirements under the settlement agreement and effectively concluding this matter. The estimated fair value of these options is approximately $270,000.  Of the $270,000, $34,309 was recognized in the third quarter of 2006 and $235,691 was recognized in prior years 1998-2001.

NOTE 8 -- EFFECTIVE TAX RATE

As a percentage of income before income taxes, our income tax provision in 2006 is 33.5% compared to 40.0% in 2005. This decrease in the overall effective tax rate for the year is due to recognizing a benefit of $270,000 for the exercising of consultant stock options.

NOTE 9 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Nine Months ended September 30, 2006 compared to Nine Months ended September 30, 2005:

	2006	2005
Basic earnings per share
Net income	$ 1,458,851	$ 686,061

Weighted average shares outstanding	3,590,057	3,576,370

Basic earnings per share	$ .41	$ .19

Diluted earnings per share
Net income	$ 1,458,851	$ 686,061

Weighted average shares outstanding	3,590,057	3,576,370
Add dilutive effect of assumed exercising of stock options	13,662	20,660
Diluted weighted average shares
outstanding	3,603,719	3,597,030
Diluted earnings per share	$ .41	$ .19

Three months ended September 30, 2006 compared to three months ended September 30, 2005:

	2006	2005
Basic earnings per share
Net income	$ 439,568	$ 325,294

Weighted average shares outstanding	3,634,160	3,576,408

Basic earnings per share	$ .12	$ .09

Diluted earnings per share
Net income	$ 439,568	$ 325,294

Weighted average shares outstanding	3,634,160	3,576,408
Add dilutive effect of assumed exercising of stock options	5,301	14,864
Diluted weighted average shares
outstanding	3,639,461	3,591,272
Diluted earnings per share	$ .12	$ .09

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

General

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers. Currently, we service 1,721 customer locations throughout the United States and Canada, and we utilize an active database of over 6,100 vendors to provide service to our customers. We are focusing our attention now and in the future towards our recycling business segment. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shearing, cutting and/or baling. We will also continue to focus on initiating growth in our management services business segment and our waste and recycling equipment sales, service and leasing division.

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

Liquidity and Capital Resources

As of September 30, 2006 we held cash and cash equivalents of $866,249.

We currently maintain a $5.0 million senior revolving credit facility with the Branch Banking and Trust Company. Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth, 8.125% as of September 30, 2006. The maturity date under this agreement is January 2008. We have collateralized the credit facility with all our assets except our rental fleet. As of September 30, 2006 we had borrowed $1,000,000 and as of December 31, 2005, there were no borrowings against the credit facility. The terms of the credit facility place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At September 30, 2006, we were in compliance with all restrictive covenants and the entire amount of our credit facility (less the outstanding borrowings) was available for borrowings.

We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment. Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%. The maturity date under this agreement is June 2011 with a ten-year amortization schedule. As of September 30, 2006 we had borrowed $1,964,810 and as of December 31, 2005, there were no borrowings against this loan. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At September 30, 2006, we were in compliance with all restrictive covenants.

During the first three quarters of 2006, we purchased $1,235,670 of property and equipment, including $120,395 in equipment under a capital lease. In the recycling segment we spent $653,523 for an automobile crusher, a forklift, a loader, open top containers, crane improvements, and upgrades to our radiation detection system. In the equipment sales, leasing and service segment, we purchased $536,154 in rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market. We purchased office equipment of $25,405 and spent $20,588 on buildings and improvements.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. We have included the balance due on the purchasing card as part of accounts payable. The outstanding balance on the purchasing card at September 30, 2006 was $748,604 with a due date of October 15, 2006. The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges. To date we have not incurred any interest charges on this purchasing card. The card requires monthly minimum payments on any balance outstanding at month end. We receive rebates on an annual basis for all purchases made with the card.

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

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

Nine Months ended September 30,
	2006	2005
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	86.6%	94.3%
Selling, general and administrative expenses ..................................	8.7%	4.5%
Income before other expenses..................................................	4.7%	1.2%

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Total revenue decreased $50,136,218 or 51.3% to $47,517,889 in 2006 compared to $97,654,106 in 2005. Recycling revenue increased $11,913,223 or 53.1% to $34,339,091 in 2006 compared to $22,425,868 in 2005. This is primarily due to an increase of 16% in the volume of shipments and a 43% increase in price of commodities in the recycling market. Management services revenue decreased $60,951,892 or 83.8% to $11,808,646 in 2006 compared to $72,760,538 in 2005. This change is due to the loss of Home Depot as a customer. Equipment, service and leasing revenue decreased $1,097,549 or 44.5% to $1,370,152 in 2006 compared to $2,467,700 in 2005. This decrease is due to a decrease in equipment sales.

Total cost of goods sold decreased $50,949,232 or 55.3% to $41,166,001 in 2006 compared to $92,115,233 in 2005. Recycling cost of goods sold increased $9,284,060 or 45.0% to $29,937,505 in 2006 compared to $20,653,445 in 2005. This is due to an increase of 11% in the volume of purchases and 58% higher commodity purchase prices in the recycling market. Management services cost of goods sold decreased $59,237,313 or 84.8% to $10,586,806 in 2006 compared to $69,824,119 in 2005 due to the loss of Home Depot as a customer. Equipment, service and leasing cost of goods sold decreased $995,979 or 60.8% to $641,690 in 2006 compared to $1,637,669 in 2005. The decrease is due to a decrease in equipment costs.

Selling, general and administrative expenses decreased $237,705 or 5.4% to $4,144,503 in 2006 compared to $4,382,208 in 2005. As a percentage of revenue, selling, general and administrative expenses were 8.7% in 2006 compared to 4.5% in 2005. The percentage of revenue increase is due to lower revenue in the first three quarters of 2006. The primary driver of the decrease in total expenses is labor and related benefits, which decreased $283,765 due to cutbacks in service and clerical labor, sales managers, supervisors, and group insurance savings.

We have entered into a temporary agreement with a third party company to factor their accounts receivable. The outstanding balance as of September 30, 2006 was zero. We earned factoring interest income of $7,142 as of September 30, 2006. The agreement will end in the fourth quarter of 2006.

Other expense decreased $662 to other expense of $12,566 in 2006 (including the factoring interest income) compared to other expense of $13,228 in 2005.

The income tax provision increased $278,592 to $735,968 in 2006 compared to $457,376 in 2005. As a percentage of income before income taxes, the income tax provision was 33.5% compared to 40.0% in 2005. This decrease in the overall effective tax rate for the year was due to recognizing a benefit of $270,000 for the exercising of stock options by a consultant.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Total revenue decreased $19,248,494 or 55.7% to $15,331,235 in 2006 compared to $34,579,729 in 2005. Recycling revenue increased $3,127,706 or 40.9% to $10,772,708 in 2006 compared to $7,645,002 in 2005. This is primarily due to a decrease of 4% in the volume of shipments offset by a 70% increase in price of commodities in the recycling market. Management services revenue decreased $21,804,656 or 84.2% to $4,094,753 in 2006 compared to $25,899,409 in 2005. This change is due to the loss of Home Depot as a customer. Equipment, service and leasing revenue decreased $571,544 or 55.2% to $463,774 in 2006 compared to $1,035,318 in 2005. This decrease is due to a decrease in equipment sales.

Total cost of goods sold decreased $19,151,296 or 58.7% to $13,475,702 in 2006 compared to $32,626,998 in 2005. Recycling cost of goods sold increased $2,508,988 or 35.6% to $9,554,640 in 2006 compared to $7,045,652 in 2005. This is due to an increase of 19% in the volume of purchases and 71% higher commodity purchase prices in the recycling market. Management services cost of goods sold decreased $21,131,558 or 85.0% to $3,715,193 in 2006 compared to $24,846,751 in 2005 due to the loss of Home Depot as a customer. Equipment, service and leasing cost of goods sold decreased $528,726 or 72.0% to $205,869 in 2006 compared to $734,595 in 2005. The decrease is due to a decrease in equipment costs.

Selling, general and administrative expenses decreased $62,197 or 4.4% to $1,344,366 in 2006 compared to $1,406,563 in 2005. As a percentage of revenue, selling, general and administrative expenses were 8.8% in 2006 compared to 4.1% in 2005. The percentage of revenue increase is due to lower revenue in the first three quarters of 2006. The primary driver of the decrease in total expenses is labor and related benefits, which decreased $112,000 due to cutbacks in service and clerical labor, sales managers, supervisors, and group insurance savings, offset by an increase in consulting of $44,000.

We have entered into a temporary agreement with a third party company to factor their accounts receivable. The outstanding balance as of September 30, 2006 was zero. We earned factoring interest income of $7,142 for the quarter ending September 30, 2006. The agreement will end in the fourth quarter of 2006.

Other expense increased $11,180 to $15,153 in 2006 compared to other expense of $3,973 in 2005. This was primarily due to an increase in interest expense offset by increases in interest income (including factoring interest income) and gain on sale of assets.

The income tax provision decreased $160,455 to $56,446 in 2006 compared to $216,901 in 2005. As a percentage of income before income taxes, the income tax provision was 11.4% compared to 40.0% in 2005. This decrease was due to recognizing a benefit of $270,000 for the exercising of stock options by a consultant.

Financial condition at September 30, 2006 compared to December 31, 2005

Cash and cash equivalents decreased $855,052 to $866,249 as of September 30, 2006 compared to $1,721,301 as of December 31, 2005.

We used net cash from operating activities of $2,744,339 for the nine months ended September 30, 2006. Primarily this was due to a decrease of $2,676,217 in accounts payable in the first three quarters of 2006.

We used net cash from investing activities of $1,182,582 for the nine months ended September 30, 2006. Primarily, we purchased recycling and rental fleet equipment of $1,189,677. We made recycling equipment purchases of $653,523 and rental fleet equipment purchases of $536,154 in the first three quarters of 2006. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

Our net cash from financing activities of $3,071,869 for the nine months ended September 30, 2006 is primarily due to the net advances of $2,964,810 on both our line of credit and our new rental fleet loan, and the issuance of common stock.

Accounts receivable trade increased $1,475,752 or 32.8% to $5,978,597 as of September 30, 2006 compared to $4,502,845 as of December 31, 2005. This change is primarily due to an increase in the volume of shipments and an increase in the selling prices in the Recycling segment.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $1,203,116 or 48% to $3,691,725 as of September 30, 2006 compared to $2,488,609 as of December 31, 2005.

Inventory aging for the period ended September 30, 2006 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ -	$ -	$ -	$ 31,108	$ 31,108
Ferrous materials	1,378,782	482,661	132,643	426,253	2,420,339
Non-ferrous materials	919,459	148,081	45,153	106,081	1,218,774
Other	21,504	-	-	-	21,504

	$2,319,745	$630,742	$177,796	$ 563,442	$3,691,725

Inventory aging for the year ended December 31, 2005 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 29,437	$ 22,400	$ -	$69,085	$ 120,922
Ferrous Materials	731,924	353,962	182,650	111,514	1,380,050
Non-ferrous materials	737,190	108,394	53,300	62,201	961,085
Other	26,552	-	-	-	26,552

	$1,525,103	$ 484,756	$ 235,950	$242,800	$ 2,488,609

Accounts payable trade decreased $2,676,217 or 32.3% to $5,606,064 as of September 30, 2006 compared to $8,282,281 as of December 31, 2005, primarily due to market conditions.

        Working capital increased $4,223,257 to $3,331,948 as of September 30, 2006 compared to a deficit of $891,309 as of December 31, 2005. The increase was primarily driven by the $1.5 million increase in accounts receivable and the $2.7 million decrease in accounts payable.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2006.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$2,964,810	$146,908	$1,325,607	$1,492,295	$0
Capital Lease Obligations (2)	283,578	184,209	99,369	0	0
Operating Lease Obligations (3)	895,909	623,279	262,505	10,125	0
Total	$4,144,297	$ 954,396	$ 1,687,481	$1,502,420	$0

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

The Financial Accounting Standards Board has published SFAS No. 157, Fair Value Measurements, to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.

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

        We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2006, variable rate borrowings consisted of outstanding borrowings of $1.0 million under our credit agreement. Borrowings on our credit agreement bear interest at the prime rate less 1/8. Any increase in prime rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2006, a hypothetical increase or decrease in the prime rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $10,000 per year, with a corresponding change in cash flows.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

        Based on the evaluation of the ISA Chief Executive Officer and the ISA Chief Financial Officer of our disclosure controls and procedures as of September 30, 2006, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d -- 15(e) promulgated by the Securities and Exchange Commission.

(b) Changes in internal controls over financial reporting.

        There have been no significant changes to ISA's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting subsequent to September 30, 2006.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 20, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, our Board of Directors authorized a new program to repurchase up to 200,000 shares of our common stock at current market prices. During 2006, we have repurchased 5,509 shares. In 2005 we repurchased 10,000 shares. We repurchased 673,400 shares of our common stock in a prior stock repurchase program that began in August 2000. We did not have any additional repurchases during the period between July 1, 2006 and September 30, 2006.

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits
See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: November 13, 2006	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: November 13, 2006	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended September 30, 2006.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended September 30, 2006.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended September 30, 2006.