Form 10-K
period 2006-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2007-03-27
CIK 4187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2006

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

Aggregate market value of the 1,861,574 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on June 30, 2006: $10,704,050.

Number of shares of Common Stock, $.005 par value, outstanding as of the close of business on March 22, 2007: 3,640,899.
_____________________

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

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

Available Information

        We make available, free of charge, through our website www.isa-inc.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports as soon as reasonably practicable after we have electronically filed with the Securities and Exchange Commission. We also make available on our website our audit committee charter, our Business Ethics Policy and Code of Conduct and our Code of Ethics for the CEO, CFO and senior financial officers. Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. Information contained on our website is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this report.

        Our principal products and services are ferrous and non-ferrous scrap metals, management services, and waste equipment sales, rental and service.  Our goal is to remain dedicated to the recycling, management services, and equipment industry while sustaining steady growth at an acceptable profit, adding to our net worth, and providing positive returns for our stockholders.

Recycling Operations -- ISA Recycling

        Since October 2005, we have focused much of our attention on our recycling business segment.  We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers and foundries and refineries.  We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shearing, cutting and/or baling. We also continue to focus on initiating growth in our management services business segment and our waste and recycling equipment sales, service and leasing division.

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

Non-Ferrous Operations

        Non-Ferrous Scrap Purchasing - We purchase non-ferrous scrap from two primary sources: (i) industrial and commercial non-ferrous scrap material providers who generate or sell waste aluminum, copper, stainless steel, other nickel-bearing metals, brass and other metals; and (ii) peddlers, scrap dealers, generators and collectors who deliver directly to our facilities material that they collect from a variety of sources. We also collect non-ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes at these sources. The boxes are subsequently transported to our processing facilities.

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

Management Services Operations -- Computerized Waste Systems (CWS)

        Our management services operations are in the business of commercial, retail and industrial waste and recycling management services.  CWS offers a "total package" concept to commercial, retail and industrial customers for their waste and recycling management needs.  Combining waste reduction and diversion, and waste equipment technology, CWS creates waste and recycling programs tailored to each customer's needs.  The services we offer include locating and contracting with a hauling company and recycler at a reasonable cost for each participating location.  CWS does not own waste-transporting trucks or landfills.  We do not operate or partner with any of the national hauling or recycling companies, and none of these companies own us. We are able to maintain a neutral position for the benefit of our customers.  We have designed and developed proprietary computer software that provides our personnel with relevant information on each customer's locations, as well as pertinent information on service providers, disposal rates, costs of equipment, including installation and shipping, disposal rates and recycling prices.  This software has allowed us to build a database for serving our customers that have locations nationwide as well as Canada and Mexico.  This software enables us to generate detailed monthly customized billing reports, and price tracking to accommodate our customers' needs.

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

        Prior to the expiration of the Home Depot contract on October 30, 2005, we derived a significant portion of our revenues from Home Depot, accounting for approximately 56% of 2005 and 51% of 2004 total revenues.  The impact to our gross profit was limited to 24% in 2005 and 23% in 2004.

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

        On February 15, 2005 we added a location in Lexington, Kentucky.  We are using this property as a transfer station for ferrous and nonferrous material.  There are no processing operations at this facility.  We have discontinued operations in this facility during the first quarter of 2007 and are now subleasing the property to an unaffiliated third party.

Industry Background

        Our operations primarily involve the collection and processing of ferrous and non-ferrous scrap metals. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled scrap metals to our customers.

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

Employees

        As of December 31, 2006, ISA had one hundred and two (102) full-time employees as follows: recycling 69, management services 16, sales/leasing 4 and administration/information technology 13.  None of our employees is a member of a union.

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

ITEM 1A.   Risk Factors

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

        Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our fleet of cranes and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors.  During 2004, 2005 and 2006, we experienced increases in the cost of fuel and other petroleum-based products.  A portion of these increases we passed on to our customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. Due to political instability in oil-producing countries, fuel prices may continue to increase in 2007. A significant increase in fuel costs could adversely affect our business.

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

        In recent periods, there has been volatility in the market price for our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

-	our quarterly operating results or the operating results of our companies in the waste management or ferrous, non-ferrous and fiber recycling industry;

-	changes in general conditions in the economy, the financial markets or the ferrous, non-ferrous and fiber recycling industry;

-	loss of significant customers, as was the case with the loss of Home Depot; and

-	increases in materials and other costs.

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

        Lease Agreement.  This K&R lease, effective as of January 1, 1998, covers approximately 20.5 acres of land and the improvements thereon, which are located at 7100 Grade Lane in Louisville, Kentucky.  The principal improvements consist of the following:

-	an approximately 22,750 square foot building used as the corporate and CWS offices;
-	an approximately 8,286 square foot building used for sales/leasing and information technology offices;
-	an approximately 13,995 square foot building used as the paper recycling plant;
-	an approximately 12,000 square foot building used for the metals recycling plant;
-	an approximately 51,760 square foot building used as the recycling offices and warehouse space;
-	and the remaining 15,575 square feet of space contained in five (5) buildings ranging in size from approximately 256 to 8,000 square feet.

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

        In 2004, we paid for repairs totaling $302,160 that we made to the buildings and property that we lease from K&R, located at 7100 Grade Lane, Louisville, Kentucky.  K&R executed an unsecured promissory note, dated March 25, 2005 but effective December 31, 2004, to us for the principal sum of $302,160.  K&R makes payments on the promissory note of principal and interest in ninety-six (96) monthly installments of $3,897.66. The rate of interest is five and one-half percent (5.5%) per annum.  Failure of K&R to make any payment when due under this note within fifteen (15) days of its due date shall constitute a default.  After the fifteen day period, the note shall bear interest at a rate equal to fifteen percent (15%) per annum and we have the right to exercise our remedies to collect full payment of the note.

        In an addendum to the K&R lease as of January 1, 2005, the rent was increased $4,000 as a result of the improvements made to the property in 2004.  For years 2005 and 2006, our payments to K&R of $4,000 for additional rent and the payment from K&R of $3,897.66 for the promissory note were offset.

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

Lease and Sublease Agreements -- Lexington

        We have subleased the Lexington property to an unaffiliated third party for a term commencing March 1, 2007 and ending December 31, 2012 for $4,500 per month.  We currently lease this property from an unrelated party for $4,500 per month; the lease terminates December 31, 2012.  If for any reason the sublessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

Lease Agreement -- Pineville, Louisiana

        On February 6, 2007, we leased 7.7 acres of real property, including a 38,000 square foot warehouse and a 400 square foot office, in Pineville, Louisiana for $5,250 per month for twenty-four months beginning March 1, 2007 and ending February 28, 2009, with an option to purchase the property for a purchase price of $575,000.

Item 3.    Legal Proceedings.

        Effective as of May 5, 2006, we entered into an agreement with Andrew M. Lassak to settle Mr. Lassak's claims against us in Lassak v. Industrial Services of America, Inc., et al, No. 04-423-CA (Fla. 19th Cir. Ct. filed June 2, 2004).  Lassak's demands and claims included rights to purchase 240,500 shares of our common stock for $1.25 per share, rights to purchase 149,500 shares of our common stock for $3.00 per share, and demand and piggyback registration rights as well as cashless exercise rights with respect to such options. Since the inception of the suit, we had disputed Lassak's claims and had denied any liability for Lassak's claims and demands. Pursuant to the settlement agreement, we allowed Lassak to exercise a reduced number of the options he was seeking -- 40,000 at an exercise price of $1.25 per share. Lassak tendered to us the full exercise price for the 40,000 options and we filed a registration statement for the underlying shares with the Securities and Exchange Commission on May 24, 2006. The registration was declared effective by the Securities and Exchange Commission on June 12, 2006. We then delivered 40,000 registered shares to Lassak, thereby satisfying all our requirements under the settlement agreement and effectively concluding this matter.

Item 4.     Submission of Matters to a Vote of Security Holders.

        None.

Item 4a. ISA Executive Officers.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations

Harry Kletter	1983	80

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

Alan L. Schroering	2000	42	ISA Chief Financial Officer since May, 2001. Mr. Schroering served as an ISA board member from June 2000 to May 2001. Mr. Schroering has served as Treasurer from October 2001 to present. Mr. Schroering served in several accounting positions with National Processing Company from April 1998 to May 2000. Mr. Schroering served previously in several accounting positions with ISA from November 1984 to March 1998.

Ed List	June 2005 - December 2006	61	ISA Chief Operating Officer from June 1, 2004 to December 31, 2006. He served previously as Vice President/Senior Accounts Manager CWS for ISA from May 2000 to June 2004.

Bob Cuzzort	January 2006 - June 2006	58	ISA Executive Vice President, Corporate Operations from January 2005 to June 22, 2006. ISA Chief Operating Officer from July 2001 to April 2003. Director of Human Resources from March 2001 to April 2003. He served previously in charge of special projects for ISA from October 2000 to March 2001. Mr. Cuzzort served as general manager of Bassett Furniture Direct from March 1998 to August 2000. He served in several management positions with Haverty Furniture Company, Inc. from January 1970 to February 1998.

Michael P. Shannonhouse	April 2005 - August 2006	30

ISA Secretary from April 16, 2004 through August 10, 2006. Served as acting ISA Secretary from October 20, 2003 to April 16, 2004, and ISA Director of Legal Affairs from October 20, 2003 to August 10, 2006. Prior to accepting his position with ISA, Mr. Shannonhouse worked as a law clerk in private practice from 2002 to 2003.  Mr. Shannonhouse is employed with Atherton & Associates, a law firm in Louisville, Kentucky, and performs legal services for us through this firm.  Mr. Shannonhouse is acting as a recording secretary for the ISA Board meeting minutes.

      None of the above officers is related to any other except that Mr. List is the son-in-law of Mr. Kletter.  With respect to certain arrangements with certain officers of ISA relating to executive compensation, see section entitled "Executive Compensation - Certain Transactions" in ISA's Proxy Statement for the 2007 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

PART II

Item 5.     Market for ISA's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Quarter Ended	2006		2005		2004
	High	Low	High	Low	High	Low
March 31	$ 5.20	$3.22	$ 7.50	$5.94	$23.75	$2.06
June 30	$ 8.00	$4.82	$ 6.10	$3.70	$21.50	$9.91
September 30	$ 6.31	$5.58	$ 6.60	$3.69	$14.89	$5.68
December 31	$ 6.72	$5.26	$ 3.70	$2.85	$13.36	$7.60

        There were approximately 383 shareholders of record as of December 31, 2006.

        On February 26, 2004, we approved a two for one stock split distributed on March 30, 2004 to shareholders of record on March 16, 2004.  The stock split required retroactive restatement of all historical share and per share data.

        Until August 8, 2000, we had always had a policy intending that we would retain earnings to help finance our expansion programs.  On August 8, 2000, our Board of Directors approved a change in the dividend policy whereby our Board of Directors could declare dividends, which we did declare and pay on one occasion in the amount of $.10 per share on September 21, 2004.  Our Board of Directors has the discretionary power to declare dividends within the constraints of our loan agreement with the Branch Banking and Trust Company.

        On November 15, 2005, our Board of Directors authorized a new program to repurchase up to 200,000 shares of our common stock at current market prices.  In 2006 we repurchased 5,509 shares and in 2005 we repurchased 10,000 shares.  We repurchased 673,400 shares of our common stock in a prior stock repurchase program that began in August 2000.

Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of Shares	Maximum Number of
	of Shares	Paid per Share	Purchased as part of	Shares that may yet be
	Purchased		Publicly Announced	Purchased Under the
			Plans or Programs	Plans or Programs

Oct-05	-

Nov-05	10,000	$ 2.9762	10,000	190,000

Dec-05	-

Jan-06	5,509	$2.9658	15,509	184,491

        The following performance graph compares the performance of ISA's Common Stock to the Standard & Poors 500 and to a peer group for the period commencing December 2001.  Since there is no nationally recognized industry index consisting of consultants in the business of retail and industrial waste management sales and service of waste handling equipment to be used as a peer group index, ISA constructed its own peer group.  This peer group is comprised of four companies which represent the other public companies in the industry -- Casella Waste Systems, Inc., Republic Services, Inc., Waste Connections, Inc., and Waste Holdings, Inc.  The returns of each member of the peer group are weighted according to each member's stock market capitalization as of the beginning of the period measured.  The graph assumes that the value of the investment in ISA's Common Stock and each index was $100 at December 2001 and that all dividends were reinvested.

Copyright 2007 Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

	12/01	12/02	12/03	12/04	12/05	12/06

Industrial Services Of America, Inc.	100.00	95.69	206.22	762.23	300.24	528.08
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	105.59	125.92	165.05	180.23	206.95

Item 6.    Selected Financial Data.

Selected Financial Data

	2006	2005	2004	2003	2002
(Amounts in Thousands, Except Per Share Data)

Year ended December 31:
Total revenue	$ 62,082	$ 117,382	$ 139,588	$ 118,494	$ 101,279

Net income (loss)	2,188	1,102	1,497	668	(164)

Earnings (loss)
per common share:
Basic	$ 0.61	$ 0.31	$ 0.43	$ 0.21	$ (0.05)

Diluted	$ 0.61	$ 0.31	$ 0.42	$ 0.21	$ (0.05)

Cash dividends declared
per common share *	$ -	$ -	$ 0.10	$ -	$ -

At year end:
Total assets	$ 19,332	$ 17,884	$ 21,079	$ 19,988	$ 18,913

Long-term debt and capital lease
obligations, net of current maturities	$ 2,858	$ 153	$ 1,272	$ 3,748	$ 3,748

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

        We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers.  Currently, we service 1,721 customer locations throughout the United States and we utilize an active database of over 6,100 vendors to provide timely, thorough and cost-effective service to our customers.

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

        We have operating locations in Louisville and Lexington, Kentucky, and Seymour, Indiana.  We plan to close the Lexington location in the first quarter of 2007.  We do not have operating locations outside the United States.

Liquidity and Capital Resources

        As of December 31, 2006, we held cash and cash equivalents of $1,331,807.

        On December 22, 2006, ISA executed a new revolving credit facility with BB&T increasing the borrowing line from $5.0 million to $10.0 million to provide ISA with working capital to support the current needs of our business.  This revolving credit facility has a three year term, provides for advances of up to eighty percent (80%) of ISA's eligible accounts receivable and up to the  forty percent (40%) of eligible inventory, and up to one hundred (100%) of ISA's net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month Libor rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, 7.57% as of December 31, 2006, and is secured by all ISA assets (except rental fleet equipment).  The revolving credit facility contains certain restrictive and financial covenants.  At December 31, 2006, ISA was in compliance with all restrictive covenants.

        We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment.  Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.  As of December 31, 2006 we had borrowed $1,929,016 and as of December 31, 2005, there were no borrowings against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At December 31, 2006, we were in compliance with all restrictive covenants.

        During 2006, we purchased $2,352,509 of property and equipment, including $186,178 in equipment under a capital lease.  In the recycling segment we spent $1,334,583 for an automobile crusher, a forklift, a loader, a Mack truck, a front scale, open top containers, crane improvements, and upgrades to our radiation detection system.  In the equipment sales, leasing and service segment, we purchased $902,120 in rental equipment that we located at customer sites.  This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.  We purchased office equipment of $78,251 and spent $37,555 on buildings and improvements.

        We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004.  We have included the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at December 31, 2006 was $687,437 with a due date of January 27, 2007; the entire balance was paid before the due date.  The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges.  To date we have not incurred any interest charges on this purchasing card.  The card requires monthly minimum payments on any balance outstanding at month end.  We receive rebates on an annual basis for all purchases made with the card.

        We expect that existing cash flow from operations and available credit under our existing credit facilities, including the purchasing card, will be sufficient to meet our cash needs in 2007.

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

Accounts receivable and allowance for doubtful accounts receivable

        Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts receivable totaled $100,000 and $50,000 at December 31, 2006 and 2005, respectively.  Our determination of the allowance for doubtful accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

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

Valuation of long-lived assets and goodwill

        We regularly review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the year ended December 31, 2006, we determined no impairment existed.

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which requires that we review goodwill at least annually for impairment based on the fair value method. At December 31, 2006, we determined, based on current industry and other market information, that no impairment existed.

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

Results of Operations

        The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

Year ended December 31,	2006	2005	2004

Consolidated Statements of Operations Data:
Total revenue .............................................	100.0%	100.0%	100.0%
Total cost of goods sold.............................	85.4%	93.5%	94.1%
Selling, general and administrative
Expenses ......................................................	9.0%	5.0%	4.0%
Income before other income (expense).......	5.6%	1.5%	1.9%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

      Total revenue decreased $55,299,811 or 47.1% to $62,082,048 in 2006 compared to $117,381,859 in 2005.  Management services revenue decreased $67,888,697 or 84.2% to $12,712,073 in 2006 compared to $84,451,367 in 2005.  This change is primarily to due to the loss of Home Depot as a customer in October 2005.  Recycling revenue increased $15,014,085 or 50.1% to $44,967,023 in 2006 compared to $29,952,938 in 2005.  This change is due to an increase of 19% in the volume of shipments and an increase of 36% in average cost per ton.  Equipment, service and leasing revenue decreased $1,249,770 or 42.0% to $1,727,784 in 2006 compared to $2,977,554 in 2005.  This decrease is primarily due to decreases in equipment sales and service revenue, offset by growth in equipment rental revenue.

        Total cost of goods sold decreased $56,780,120 or 51.7% to $52,996,441 in 2006 compared to $109,776,561 in 2005.  Management services cost of goods sold decreased $66,616,456 or 82.6% to $13,984,314 in 2006 compared to $80,600,770 in 2005.  This change is primarily due to the loss of Home Depot as a customer.  Additionally, we reduced cost of goods sold by $1,272,241 in 2006 due to a change in management's estimate related to the liability associated with this operation which includes the contract settlement with our former customers.  Recycling cost of goods sold increased $12,177,245 or 44.7% to $39,448,957 in 2006 compared to $27,271,712 in 2005 due to an increase in the volume of shipments as well as an increase in the volume of purchases of 8% and an increase in average cost per ton of 55.6%.  Equipment, service and leasing cost of goods sold decreased $1,068,668 or 56.1% to $835,411 in 2006 compared to $1,904,079 in 2005.  This decrease is primarily due to the decrease in equipment sales.

        Selling, general and administrative expenses decreased $206,646 or 3.6% to $5,609,959 in 2006 compared to $5,816,605 in 2005.  The decrease in SG&A is due to a decrease in labor and related benefits ($306,000) offset by an increase in bad debt expense ($93,464).

-         Labor and related benefits decreased $306,000 due to the loss of Home Depot as a customer.

-         Bad debt expense increased $93,464 primarily due to the write-off of All County & Delta Management in 2006.

        As a percentage of total revenue, selling, general and administrative expenses were 9.0% in 2006 compared to 5.0% in 2005.

        Interest expense increased $138,706 or 187% to $212,722 in 2006 compared to $74,016 in 2005 due to an increase in long term debt in 2006 compared to a payoff of debt during 2005.  Other income was $32,930 in 2006 compared to other income of $3,424 in 2005.  This increase of $29,506 is primarily due to bankruptcy recoveries.

        Significant components of other income (expense) are as follows:

	Fiscal Year Ended December 31
Description	2006	2005

Bankruptcy recoveries	$ 22,787	$ 12,061
Interest on K&R note	6,845	(11,782)
Other	3,298	3,145
Total other income (expense), net	$ 32,930	$ 3,424

        Income tax provision increased $585,496 to $1,325,929 in 2006 compared to $740,433 in 2005.  The effective tax rate in 2006 was 37.7 % compared to approximately 40.2% in 2005 based on federal and state statutory rates.  The provision for income taxes increased 4.2% to 37.7% for the year ended December 31, 2006 compared to 33.5% for the nine months ended September 30, 2006.

        The provision for income taxes increased 4.2% to 37.7% for the year ended December 31, 2007 compared to 33.5% for the nine months ended September 30, 2006.

        The parties agreed mutually to decrease the taxable base of the common stock awarded to Andrew M. Lassak on June 15, 2006.  Based on the increase in profit in the fourth quarter of 2006, the impact of the tax benefit of the common stock had less impact on the income tax provision for the year ended December 31, 2006 compared to the income tax provision for the nine months ended September 30, 2006.

Financial Condition at December 31, 2006 compared to December 31, 2005

        Cash and cash equivalents decreased $389,494 to $1,331,807 as of December 31, 2006 compared to $1,721,301 as of December 31, 2005.

        Net cash from operating activities decreased $5,075,653 to net cash used of ($1,216,923) as of December 31, 2006 compared to $3,858,730 as of December 31, 2005.  This decrease was directly related to the decrease in accounts payable of  $3.7 million which is primarily due to the loss of Home Depot as a customer in October 2005.

        We used net cash from investing activities of $2,058,807 for the year ending December 31, 2006 compared to $1,678,318 for the same period in 2005.  The difference of $380,489 was primarily due to $348,446 more in property and equipment purchases in 2006 than in 2005.

        Net cash from financing activities increased $4,475,037 to $2,886,236 for the year ending December 31, 2006 compared to net cash used of ($1,588,801) for the same period in 2005.  Proceeds from long term debt totaled $10,710,875 in 2006, and payments on long-term debt were $7,770,984 in 2006 and $1,000,000 in 2005.

        On December 22, 2006, we executed a new revolving credit facility with BB&T increasing the borrowing line from $5.0 million to $10.0 million to provide us with working capital to support the current needs of our business.  This revolving credit facility has a three year term expiring December 22, 2009, and provides for advances of up to eighty percent (80%) of ISA's eligible accounts receivable and up to the  forty percent (40%) of eligible inventory, and up to one hundred (100%) of ISA's net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month Libor rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, and is secured by all our assets (except rental fleet equipment).  As of December 31, 2006 we had borrowed $1,010,875 and as of December 31, 2005, there were no borrowings against the credit facility.  The revolving credit facility contains certain restrictive and financial covenants.  At December 31, 2006, we were in compliance with all restrictive covenants.

        We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment.  Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.   As of December 31, 2006 we had borrowed $1,929,016 and as of December 31, 2005, there were no borrowings against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At December 31, 2006, we were in compliance with all restrictive covenants.

        We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004.  We include the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at December 31, 2006 was $687,437.

        We believe our principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under our senior revolving credit facility and purchasing card will be sufficient to fund operations in fiscal year 2007. Our primary sources of funds are our ability to generate cash from operations and the availability of borrowing under our senior revolving credit facility to meet our liquidity obligations, which could be affected by factors such as a decline in demand for our products, loss of key contract customers such as occurred with Home Depot in 2005, our ability to generate profits and other unforeseen circumstances. The availability of our revolving credit facility,is contingent on complying with certain debt covenants.  We do not expect the covenants to limit or restrict our ability to borrow on the facility in fiscal year 2007.

        Trade accounts receivable after allowances for doubtful accounts increased $523,596 or 11.6% to $5,026,441 as of December 31, 2006.  The primary reason for the increase in trade accounts receivable after allowances for doubtful accounts is an increase in the volume of shipments and an increase in the selling prices in the recycling segment.

        Recycling accounts receivable increased $1,307,628 or 50.4% to $3,903,681 as of December 31, 2006 compared to $2,596,053 as of December 31, 2005.  This change is primarily due to an increase in the volume of shipments and an increase in the selling prices in the recycling segment.  On average, volume of ferrous shipments in gross tons increased 15% as of December 31, 2006 compared to December 31, 2005.  On average, sales prices increased $20 per gross ton or 8.9% to $244 as of December 31, 2006 compared to $224 as of December 31, 2005.  On average, volume of nonferrous shipments in pounds increased 13% as of December 31, 2006 compared to December 31, 2005.  On average, sales prices increased 57.0% as of December 31, 2006 compared to December 31, 2005.

        CWS accounts receivable decreased $704,467 or 39.3% to $1,089,080 as of December 31, 2006 compared to $1,793,547 as of December 31, 2005.  This change is primarily due to the loss of Home Depot as a customer.

        WESSCO accounts receivable decreased $85,431 or 100% to $0 as of December 31, 2006 compared to $85,431 as of December 31, 2005.  This change is primarily due to a decrease in equipment sales.

        Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We value inventory at the lower of cost or market.  Inventory increased $939,617 or 37.8% to $3,428,226 as of December 31, 2006 compared to $2,488,609 as of December 31, 2005.  Inventories as of December 31, 2006 and December 31, 2005 consist of the following:

	December 31, 2006	December 31, 2005

Ferrous	$ 1,667,937	$ 1,380,050
Non-Ferrous	1,678,655	961,085
Waste equipment machinery	56,200	120,922
Other	25,434	26,552

Total inventories	$ 3,428,226	$ 2,488,609

        For the year ended December 31, 2006, we shipped 76,331 gross tons of ferrous material.  During the same period, we purchased 72,475 gross tons of ferrous material.  For the year ended December 31, 2005, we shipped 66,155 gross tons of ferrous material.  During the same period, we purchased 66,947 gross tons of ferrous material.  We did not write down ferrous inventory in 2006.  As of December 31, 2005, ferrous inventory consisted of 7,750 gross tons at a unit cost of $178.07 per gross ton.  As of December 31, 2006, ferrous inventory consisted of 9,400 gross tons at a unit cost of $177.44 per gross ton.  For the year ended December 31, 2006, the purchase price plus processing costs of ferrous material averaged $157.25 per gross ton compared to $136.31 per gross ton in 2005.

        For the year ended December 31, 2006, we shipped 22,258,977 pounds of nonferrous material. During the same period, we purchased 20,362,645 pounds of nonferrous material.  For the year ended December 31, 2005, we shipped 19,622,793 pounds of nonferrous material. During the same period, we purchased 18,660,006 pounds of nonferrous material.  We did not write down nonferrous inventory in 2006.  As of December 31, 2006, nonferrous inventory consisted of 1,601,554 pounds with a unit cost of $0.960 per pound.  As of December 31, 2005, nonferrous inventory consisted of 1,569,770 pounds at a unit cost of $0.612 per pound.  For the year ended December 31, 2006, the purchase price plus processing costs of non-ferrous material has averaged $0.960 per pound compared to $0.608 per pound in 2005.

Year	Inventory Type	Gross Tons	Unit Cost	Amount

2005	Ferrous	7,750	$178.07	$1,380,050
2006	Ferrous	9,400	177.44	1,667,937

Year	Inventory Type	Pounds	Unit Cost	Amount

2005	Nonferrous	1,569,770	$0.61	$ 961,085
2006	Nonferrous	1,748,600	0.96	1,678,655

Inventory Aging for the year ended December 31, 2006 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 33,720	$ 22,480	$ -	$ -	$ 56,200
Ferrous Materials	864,489	448,842	166,509	188,097	1,667,937
Non-ferrous materials	1,467,679	41,840	42,989	126,147	1,678,655
Other	25,434	-	-	-	25,434

	$ 2,391,322	$ 513,162	$ 209,498	$ 314,244	$ 3,428,226

Inventory aging for the year ended December 31, 2005 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 29,437	$ 22,400	$ -	$ 69,085	$ 120,922
Ferrous Materials	731,924	353,962	182,650	111,514	1,380,050
Non-ferrous materials	737,190	108,394	53,300	62,201	961,085
Other	26,552	-	-	-	26,552

	$ 1,525,103	$ 484,756	$ 235,950	$ 242,800	$2,488,609

        Accounts payable trade decreased $3,737,224 or 45.1% to $4,545,057 as of December 31, 2006 compared to $8,282,281 as of December 31, 2005.  Recycling accounts payable increased $202,592 or 18.5% to $1,298,537 as of December 31, 2006 compared to $1,095,945 as of December 31, 2005.  This increase is primarily due to the increase in volume of commodity purchases at respective year-ends and increased commodity purchase prices of ferrous and nonferrous materials.  Our accounts payable payment policy in the recycling segment is consistent between years.

        CWS accounts payable decreased $3,886,325 or 56.7% to $2,969,252 as of December 31, 2006 compared to $6,855,577 as of December 31, 2005.  This change is primarily due to the loss of Home Depot as a customer.

        WESSCO accounts payable decreased $51,159 or 20.0% to $205,168 as of December 31, 2006 compared to $256,327 as of December 31, 2005.  This change is due to a decrease in equipment sales.

        Working capital increased $4,415,407 to $3,524,0982 as of December 31, 2006 compared to a deficit of $861,309 as of December 31, 2005.  Net income of $2,188,579, depreciation of $1,745,905, and pay down of accounts payable of $3,737,224 were positive contributors to working capital in 2006.  During 2006, we used these positive working capital contributors to purchase property and equipment of $2,166,331.

Contractual Obligations

        The following table provides information with respect to our known contractual obligations for the year ended December 31, 2006.

Payments due by period

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations (1)	296,386	228,533	67,853	0	0
Operating Lease Obligations (2)	738,418	612,245	122,798	3,375	0
Total	$1,034,804	$840,778	$190,651	$ 3,375	$0

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

        We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $2,525 are due through September 2007.  We have subleased the Lexington property to an unaffiliated third party for a term commencing March 1, 2007 and ending December 31, 2012 for $4,500 per month.  We currently lease this property from an unaffiliated third party for $4,500 per month; the lease terminates December 31, 2012.  If for any reason the sublessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

        On February 6, 2007, we leased 7.7 acres of real property, including a 38,000 square foot warehouse and a 400 square foot office, in Pineville, Louisiana for $5,250 per month for twenty-four months beginning March 1, 2007 and ending February 28, 2009, with an option to purchase the property for a purchase price of $575,000.

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

        Total cost of goods sold decreased $21,609,599 or 16.4% to $109,776,561 in 2005 compared to $131,386,160 in 2004.  Management services cost of goods sold decreased $8,843,157 or 9.9% to $80,600,770 in 2005 compared to $89,443,927 in 2004.  This change is primarily due to the loss of Home Depot as a customer.  Recycling cost of goods sold decreased $12,857,324 or 32.0% to $27,271,712 in 2005 compared to $40,129,036 in 2004 due to a decrease in the volume of shipments as well as a decrease in the volume of purchases of 30%.    Equipment, service and leasing cost of goods sold increased $90,882 or 5.0% to $1,904,079 in 2005 compared to $1,813,197 in 2004.  This increase is primarily due to the growth in equipment sales attributable to the expansion of the sales staff.

        Selling, general and administrative expenses increased $252,582 or 4.5% to $5,816,605 in 2005 compared to $5,564,023 in 2004.  The increase in SG&A is due to increases in depreciation ($93,000), accounting ($45,000), insurance ($44,000), legal ($35,000), labor ($26,000) and repairs and other expenses ($72,000), offset by a decrease in operating supplies ($63,000) expense.

-	Depreciation increased $93,000 due to a large purchase of containers in September 2004. We are using these containers in Florida and New Orleans, primarily for cleanup due to the hurricanes.
-	Accounting expenses increased $45,000 due to consultations with our independent accountants on periodic SEC reviews, Sarbanes-Oxley compliance and increased tax work.
-	Insurance increased $44,000 because of increases in general liability insurance and directors and officers insurance.
-	Labor and consulting expenses increased $26,000 due to the addition of sales, accounting and administrative employees, and due to an increase in health insurance costs.
-	Legal expenses increased $35,000 primarily due to expenses related to the Lassak case.
-	Equipment repairs and maintenance increased $72,000 due to increased repairs and maintenance in the equipment, service and leasing segment. We have $877,751 more in rental equipment than we did in the fourth quarter of 2004. Additionally, the price of steel, used for fabrication, has increased since last year.
-	Operating supplies decreased $63,000 because of a decrease in repairs on equipment in the recycling segment due to a lower volume of material that needed to be processed.

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

        Income tax provision decreased $271,568 to $740,433 in 2005 compared to $1,012,001 in 2004.  The effective tax rate in 2005 and 2004 was approximately 40% based on the federal and state statutory rates.

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

        We paid our first dividend of $353,547 in 2004.  We will continue to monitor our cash position and may pay dividends in the future.  We received proceeds of $436,141 from the exercise of common stock options in 2004.  This strong cash flow from the exercise of common stock options will not continue in the future based on only 20,000 options remaining outstanding, all with an exercise price of $1.25 as of December 31, 2005.  We did not plan to grant new stock options in the  immediate future.

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

        Inventories consisted principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We valued inventory at the lower of cost or market.  Inventory increased $336,235 or 15.6% to $2,488,609 as of December 31, 2005 compared to $2,152,374 as of December 31, 2004.  Inventories as of December 31, 2005 and December 31, 2004 consisted of the following:

	December 31, 2005	December 31, 2004

Ferrous	$ 1,380,050	$ 1,140,905
Non-Ferrous	961,085	870,038
Waste equipment machinery	120,922	118,249
Other	26,552	23,182

Total inventories	$ 2,488,609	$ 2,152,374

        For the year ended December 31, 2005, we shipped 66,155 gross tons of ferrous material.  During the same period, we purchased 66,947 gross tons of ferrous material.  For the year ended December 31, 2004, we shipped 95,444 gross tons of ferrous material.  During the same period, we purchased 94,552 gross tons of ferrous material.  For the year ended December 31, 2004, we wrote down ferrous inventory by 3,131 gross tons.  The remaining ferrous inventory was not impaired.   We included the ferrous inventory charges of $721,382 in cost of sales in 2004.  We took these ferrous inventory charges to adjust inventory for the accumulation of water, dirt, and other materials that had no value.  These materials existed in almost every load and we needed to make periodic adjustments to correct the amount of inventory available for sale.  We instituted new methods of purchasing to reduce the possibility of these types of write-downs in the future.  We did not write down ferrous inventory in 2005. As of December 31, 2004, ferrous inventory consisted of 5,763 gross tons with a unit cost of $197.97 per gross ton.  As of December 31, 2005, ferrous inventory consisted of 7,750 gross tons at a unit cost of $178.07 per gross ton.  For the year ended December 31, 2005, the purchase price plus processing costs of ferrous material averaged $136.31 per gross ton compared to $230.40 per gross ton in 2004.

        For the year ended December 31, 2005, we shipped 19,622,793 pounds of nonferrous material. During the same period, we purchased 18,660,006 pounds of nonferrous material.  For the year ended December 31, 2004, we shipped 26,497,088 pounds of nonferrous material. During the same period, we purchased 27,216,918 pounds of nonferrous material.  For the year ended December 31, 2004, we wrote down nonferrous inventory by 13,438 pounds.  The remaining nonferrous inventory was not impaired.  We included the nonferrous inventory charges of $8,641 in cost of sales in 2004.  We took these nonferrous inventory charges to adjust inventory for the accumulation of water, dirt, and other materials that had no value.  These materials existed in almost every load and we needed to make periodic adjustments to correct the amount of inventory available for sale.  We improved our training methods and instituted new methods of purchasing to reduce the possibility of these types of write-downs in the future. We did not write down nonferrous inventory in 2005.  As of December 31, 2004, nonferrous inventory consisted of 1,364,863 pounds with a unit cost of $0.637 per pound.  As of December 31, 2005, nonferrous inventory consisted of 1,569,770 pounds at a unit cost of $0.612 per pound.  For the year ended December 31, 2005, the purchase price plus processing costs of non-ferrous material averaged $0.608 per pound compared to $0.643 per pound in 2004.

Year	Inventory Type	Gross Tons	Unit Cost	Amount

2004	Ferrous	5,763	$197.97	$1,140,905
2005	Ferrous	7,750	$178.07	$1,380,050

Year	Inventory Type	Pounds	Unit Cost	Amount

2004	Nonferrous	1,364,863	$0.64	$ 870,038
2005	Nonferrous	1,569,770	$0.61	$ 961,085

Inventory aging for the year ended December 31, 2005 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 29,437	$ 22,400	$ -	$ 69,085	$ 120,922
Ferrous Materials	731,924	353,962	182,650	111,514	1,380,050
Non-ferrous materials	737,190	108,394	53,300	62,201	961,085
Other	26,552	-	-	-	26,552

	$ 1,525,103	$ 484,756	$ 235,950	$ 242,800	$2,488,609

Inventory Aging for the year ended December 31, 2004 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ -	$ 93,111	$ -	$ 25,138	$ 118,249
Ferrous Materials	616,089	387,907	136,909	-	1,140,905
Non-ferrous materials	726,302	124,157	12,664	6,915	870,038
Other	23,182	-	-	-	23,182

	$ 1,365,573	$ 605,175	$ 149,573	$ 32,053	$ 2,152,374

        Accounts payable trade decreased $3,800,395 or 31.5% to $8,282,281 as of December 31, 2005 compared to $12,082,676 as of December 31, 2004.  Recycling accounts payable decreased $438,030 or 28.6% to $1,095,945 as of December 31, 2005 compared to $1,533,975 as of December 31, 2004.  This decrease was primarily due to the decrease in volume of commodity purchases at respective year-ends and decreased commodity purchase prices of ferrous materials.  Our accounts payable payment policy in the recycling segment was consistent between years.

        CWS accounts payable decreased $3,569,331 or 34.2% to $6,855,577 as of December 31, 2005 compared to $10,424,908 as of December 31, 2004.  This change was primarily due to the loss of Home Depot as a customer.

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

Impact of Recently Issued Accounting Standards

        SFAS No. 154, Accounting Changes and Error Corrections, replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 was issued May 2005 and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect this standard to significantly impact our financial statements.

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

      Interpretation No. 48, Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109 (issued June 2006), clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of this standard on January 1, 2007 did not have an impact on our consolidated financial statements.

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

        We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2006, variable rate borrowings consisted of outstanding borrowings of $1,010,875 under our credit agreement. Borrowings on our credit agreement bear interest at the prime rate less 1/8. Any increase in prime rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2007, a hypothetical increase or decrease in the prime rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $10,000 per year, with a corresponding change in cash flows.

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

Based on the evaluation of the ISA Chief Executive Officer and the ISA Chief Financial Officer of our disclosure controls and procedures as of December 31, 2006, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d - 15(e) promulgated by the Securities and Exchange Commission.

(b)   Changes in internal controls over financial reporting.

There have been no significant changes to ISA's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting subsequent to December 31, 2006.

Item 9B.    Other Information.

        None

PART III

Item 10.    ISA Directors and Executive Officers.  *

Item 11.    Executive Compensation  *

Item 12.    Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.  *

Item 13.    Certain Relationships and Related Transactions.  *

Item 14.    Principal Accountant Fees and Services. *

*      The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2007 Annual Meeting of Shareholders of ISA which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after ISA's year end for the year covered by this report under the Securities Exchange Act of 1934, as amended.  Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.    Exhibits and Consolidated Financial Statement Schedules.

        (a)(1)       The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:

Page

Report of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as of December 31, 2006 and 2005	F-3

Consolidated Statements of Income for the years
ended December 31, 2006, 2005 and 2004	F-4

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 2006, 2005 and 2004	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	F-6

Notes to Consolidated Financial Statements	F-7

        (a)(2)       Consolidated Financial Statement Schedules.

Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004	F-28

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

        (c)           Consolidated Financial Statement Schedules.

        Schedule II--Valuation and Qualifying Accounts for the year ended December 31, 2006, 2005 and 2004 are incorporated by reference at page F-29 of the ISA Consolidated Financial Statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:  March 27, 2007                                                        By :  /s/ Harry Kletter

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief	March 27, 2007
Harry Kletter	Executive Officer (Principal Executive Officer)

/s/ Alan L. Schroering	Chief Financial Officer	March 27, 2007
Alan L. Schroering	(Principal Financial Officer and
Principal Accounting Officer)

/s/ David W. Lester	Director	March 27, 2007
David W. Lester

/s/ Orson Oliver	Director	March 27, 2007
Orson Oliver

/s/ Roman Epelbaum	Director	March 27, 2007
Roman Epelbaum

/s/ Albert Cozzi	Director	March 27, 2007
Albert Cozzi

/s/ Craig Feltner	Director	March 27, 2007
Craig Feltner

/s/ Richard Ferguson	Director	March 27, 2007
Richard Ferguson

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of ISA is incorporated by reference to Exhibit 3.1 of ISA's report of Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of ISA are incorporated by reference to Exhibit 3.2 of ISA's report on Form 10-KSB for the year ended December 31, 1995.

10.1	**

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

10.27	**	Penske Lease and Purchase Agreement effective July 8, 2004, for three years at a rental of $3,000 per month with an option to purchase for $425,000.

10.28	**	Stock Option Agreement, dated June 11, 1996, by and between ISA and R. Jerry Falkner, is incorporated by reference to Exhibit 10.3 of ISA's report on Form 10-K for the year ended December 31, 1996.

10.29	**

Stock Option Agreement, dated March 1, 2000, by and between ISA and Andrew M. Lassak and related letter agreement dated November 3, 1999 is incorporated by reference herein to Exhibit 10.29 of ISA's report on Form 10-K for the year ended December 31, 2004, as filed on March 4, 2005.

10.30	**

Contract of Purchase, dated March 24, 2005, by and between the Southern States Cooperative, Incorporated and the Harry Kletter Family Limited Partnership (HKFLP), as assigned by assignment of contract of purchase, dated April 24, 2005 from HKFLP to ISA Real Estate, LLC is incorporated by reference herein to Exhibit 10.30 of ISA's report on Form 10-K for the year ended December 31, 2004, as filed on March 4, 2005.

10.31	**

Lease, dated April 30, 2005, from ISA Real Estate, LLC to Southern States Cooperative, Incorporated is incorporated by reference herein to Exhibit 10.31 of ISA's report on Form 10-K for the year ended December 31, 2004, as filed on March 4, 2005.

10.32	**

Promissory Note for K&R, LLC in favor of ISA in the principal amount of $302,160, dated March 25, 2006, and effective December 31, 2005, is incorporated by reference herein to Exhibit 10.32 of ISA's report on From 10-K for the year ended December 31, 2005, as filed on March 31, 2006.

10.33		Loan and Security Agreement dated June 30, 2006, by and between ISA and Fifth Third Bank.

10.34		Promissory Note dated June 30, 2006, from ISA to Fifth Third Bank.

10.35		Revolving Credit Facility Agreement dated December 22, 2006, by and between ISA and BB&T.

10.36		Promissory Note dated December 22, 2006, from ISA to BB&T.

10.37		Lease dated as of February 6, 2007, by and between Parks Wood Products, as Lessor, and ISA Real Estate, LLC, as Lessee.

10.38		Sub-Lease dated as of February 28, 2007, by and between ISA, as Sublessor, and Cohen Brothers of Lexington, Inc., as Sublessee.

11		Statement of Computation of Earnings Per Share (See Note 9 to Notes to Consolidated Financial Statements).

16

Letter from Crowe Chizek and Company, LLC dated April 28, 2005, regarding change in certifying accountant is incorporated by reference herein to Exhibit 16 of ISA's report on Form 8-K/A, as filed on April 28, 2005.

31.1		Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K for the year ended December 31, 2006.

31.2		Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K for the year ended December 31, 2006.

32.1		Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-K for the year ended December 31, 2006.

*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S‑K under the Securities Act of 1933, as amended.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS ............	1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	3

CONSOLIDATED STATEMENTS OF INCOME	4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7

SUPPLEMENTARY INFORMATION

VALUATION AND QUALIFYING ACCOUNTS	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Industrial Services of America, Inc. and Subsidiaries

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                                    Mountjoy & Bressler, LLP

Louisville, Kentucky

March 19, 2007

____________________________________________________________________________________

1.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Industrial Services of America, Inc. and Subsidiaries

Louisville, Kentucky

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of Industrial Services of America, Inc. and Subsidiaries for the year ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, Industrial Services of America, Inc. and Subsidiaries' results of its operations and its cash flows for the year ended December 31, 2004, in conformity with U. S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                                                    Crowe Chizek and Company, LLC

Louisville, Kentucky

January 28, 2005, except for Notes 3 and 6,

as to which the date is March 25, 2005

____________________________________________________________________________________

2.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2006 and 2005

_________________________________________________________________________________________________

	2006	2005
ASSETS
Current assets
Cash	$ 1,331,807	$ 1,721,301
Accounts receivable - trade (after allowance for doubtful
accounts of $100,000 in 2006 and $50,000 in 2005) (Note 1)	5,026,441	4,502,845
Net investment in sales-type leases (Note 5)	50,586	65,797
Inventories (Note 1)	3,428,226	2,488,609
Deferred income taxes (Note 4)	106,725	78,385
Other	88,113	120,012
Total current assets	10,031,898	8,976,949

Net property and equipment (Note 1)	8,152,606	7,604,712

Other assets
Net investment in sales-type leases (Note 5)	186,215	236,801
Notes receivable - related party (Note 6)	238,566	264,390
Goodwill (Note 1)	560,005	560,005
Other assets	162,527	241,615
	1,147,313	1,302,811

	$ 19,331,817	$ 17,884,472

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long term debt (Note 3)	$ 149,431	-
Current maturities of capital lease obligations (Note 8)	228,533	$ 118,945
Accounts payable	4,545,057	8,282,281
Income tax payable	1,185,717	109,129
Other current liabilities	399,062	1,357,903
Total current liabilities	6,507,800	9,868,258

Long-term liabilities
Long-term debt (Note 3)	2,790,460	-
Capital lease obligations (Note 8)	67,853	152,889
Deferred income taxes (Note 4)	219,399	413,570
	3,077,712	566,459

Commitments (Note 8)

Shareholders' equity
Common stock, $.005 par value: 10,000,000 shares authorized,
4,295,000 and 4,255,000 shares issued in 2006 and 2005,
3,640,899 and 3,566,408 shares outstanding in 2006 and 2005,
respectively	21,475	21,275
Additional paid-in capital	3,194,816	3,113,819
Retained earnings	7,234,990	5,046,411
Treasury stock at cost, 654,101 and 688,592 shares in 2006 and 2005	(704,976)	(731,750)
	9,746,305	7,449,755

	$ 19,331,817	$ 17,884,472

See accompanying notes to consolidated financial statements.

____________________________________________________________________________________

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended December 31, 2006, 2005 and 2004

____________________________________________________________________________________________

	2006	2005	2004

Revenue from services	$ 15,387,241	$ 84,451,367	$ 93,275,079
Revenue from product sales	46,694,807	32,930,492	46,312,997
Total Revenue	62,082,048	117,381,859	139,588,076

Cost of goods sold for services	13,984,314	80,600,770	89,443,927
Cost of goods sold for product sales	40,284,368	29,175,791	41,942,233
Reduction of cost of goods sold	(1,272,241)	-	-
Total Cost of goods sold	52,996,441	109,776,561	131,386,160

Selling, general and administrative	5,609,959	5,816,605	5,564,023

Income before other income (expense)	3,475,648	1,788,693	2,637,893

Other income (expense)
Interest expense	(212,722)	(74,016)	(191,586)
Interest income	195,662	126,578	56,783
Gain (loss) on sale of assets	22,990	(2,649)	(15,727)
Other income (expense), net	32,930	3,424	21,832
	38,860	53,337	(128,698)

Income before income taxes	3,514,508	1,842,030	2,509,195

Income tax provision (Note 4)	1,325,929	740,433	1,012,001

Net income	$ 2,188,579	$ 1,101,597	$ 1,497,194

Basic earnings per share	$ .61	$ .31	$ .43

Diluted earnings per share	$ .61	$ .31	$ .42

See accompanying notes to consolidated financial statements.

____________________________________________________________________________________

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years ended December 31, 2006, 2005 and 2004

______________________________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of January 1, 2004	3,935,000	$ 19,675	$ 1,950,221	$ 2,801,167	(729,200)	$ (753,897)	$ 4,017,166

Exercise of stock options and related tax benefits	320,000	1,600	647,985	-	-	-	649,585

Treasury stock distribution to employees	-	-	58,685	-	49,668	50,936	109,621

Cash dividend	-	-	-	(353,547)	-	-	(353,547)

Net income	-	-	-	1,497,194	-	-	1,497,194

Balance as of December 31, 2004	4,255,000	21,275	2,656,891	3,944,814	(679,532)	(702,961)	5,920,019

Treasury stock distribution to employees	-	-	5,551	-	940	973	6,524

Repurchase of common stock	-	-	-	-	(10,000)	(29,762)	(29,762)

Tax benefits related to common stock options	-	-	451,377	-	-	-	451,377

Net income	-	-	-	1,101,597	-	-	1,101,597

Balance as of December 31, 2005	4,255,000	21,275	3,113,819	5,046,411	(688,592)	(731,750)	7,449,755

Treasury stock purchase	-	-	-	-	(5,509)	(16,338)	(16,338)
Exercise of stock options and related tax benefits	40,000	200	80,997	-	40,000	43,112	124,309

Net income	-	-	-	2,188,579	-	-	2,188,579

Balance as of December 31, 2006	4,295,000	$ 21,475	$ 3,194,816	$ 7,234,990	(654,101)	$ (704,976)	$ 9,746,305

__________________________________________________________________________________________________________________________________

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2006, 2005 and 2004

________________________________________________________________________________________________

	2006	2005	2004
Cash flows from operating activities
Net income	$ 2,188,579	$ 1,101,597	$ 1,497,194
Adjustments to reconcile net income to net
cash from operating activities
Depreciation and amortization	1,745,905	1,709,668	1,538,161
Stock distribution to employees	-	6,524	109,621
Deferred income taxes	(222,511)	(213,538)	335,023
Tax benefit of stock options exercised	-	451,377	213,444
Provision for doubtful accounts	50,000	(25,000)	-
(Gain) loss on sale of property and equipment	(22,990)	2,649	15,727
Change in assets and liabilities
Receivables	(573,596)	4,099,483	472,524
Net investment in sales-type leases	65,797	(94,360)	79,754
Inventories	(939,617)	(336,235)	(445,279)
Other assets	110,987	102,797	(167,573)
Accounts payable	(3,737,224)	(3,800,395)	1,580,173
Other current liabilities	117,747	854,163	221,581
Net cash from operating activities	(1,216,923)	3,858,730	5,450,350

Cash flows from investing activities
Proceeds from sale of property and equipment	81,700	101,797	3,188
Purchases of property and equipment	(2,166,331)	(1,817,885)	(1,845,073)
Payments from/(advances to) related party	25,824	37,770	(302,160)
Net cash from investing activities	(2,058,807)	(1,678,318)	(2,144,045)

Cash flows from financing activities
Payments on capital lease obligation	(161,626)	(559,039)	(159,073)
Proceeds from long-term debt	10,710,875	-	-
Payments on long-term debt	(7,770,984)	(1,000,000)	(2,762,908)
Proceeds from exercise of common stock options	124,309	-	436,141
Payment of cash dividend	-	-	(353,547)
Purchases of common stock	(16,338)	(29,762)	-
Net cash from financing activities	2,886,236	(1,588,801)	(2,839,387)
Net change in cash	(389,494)	591,611	466,918
Cash at beginning of year	1,721,301	1,129,690	662,772

Cash at end of year	$ 1,331,807	$ 1,721,301	$ 1,129,690

Supplemental disclosure of cash flow information
Cash paid for interest	$ 212,722	$ 74,016	$ 191,586
Cash paid for taxes	604,652	173,140	710,384

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased under capital leases	186,178	-	-

____________________________________________________________________________________

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  The recycling division of Industrial Services of America, Inc. and its subsidiaries (ISA) purchases and sells ferrous and nonferrous materials and fiber scrap on a daily basis at our two wholly owned subsidiaries, ISA Recycling, LLC (located in Louisville, Kentucky) and ISA Indiana, Inc. (serving southern Indiana).  ISA also provides products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental.  Our management services division represents contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies.  Our customers and subcontractors are located throughout the United States, Canada and Mexico.  ISA's waste equipment sales and services division (WESSCO) installs or repairs equipment and rental equipment on a same day basis.  Each of our segments bills separately for its products or services.  Generally, services and products are not bundled for sale to individual customers.  The products or services have value to the customer on a standalone basis.

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

_____________________________________________________________________________________

(Continued)
7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

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

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $100,000 and $50,000 at December 31, 2006 and 2005, respectively.  Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.  Interest is not normally charged on receivables.  Potential credit losses from our significant customers could adversely affect our results of operations or financial condition.  While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings.  We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.

Major Customer:  We used to derive a significant portion of our revenues from one primary customer, The Home Depot, accounting for approximately 56% and 51% of 2005 and 2004 total revenues, respectively, and approximately 24% and 23% of 2005 and 2004 total gross profit, respectively.  The revenue from this former customer represented approximately 77% and 76% of CWS revenues in 2005 and 2004, respectively.  At December 31, 2005, amounts due from this former customer were $293,936.  We currently have no significant customer concentration.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ISA Indiana, Inc. and ISA Recycling, LLC.  Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

_____________________________________________________________________________________

(Continued)
8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004
____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Control:  The Company conducts significant levels of business (see Note 6) with K&R, LLC (K&R), which is owned by the Company's principal shareholder.  Because these entities are under common control, operating results or the financial position of the Company may be materially different from those that would have been obtained if the entities were autonomous.

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

Some commodities are in saleable condition at acquisition.  We purchase these commodities in small amounts until we have a truckload of material available for shipment.  Some commodities are not in saleable condition at acquisition.  These commodities must be torched, sheared or baled.  We do not have work-in-process inventory that needs to be manufactured to become finished goods.  We include processing costs in inventory for all commodities by gross ton.  Processing costs in ferrous inventory totaled $387,751 at December 31, 2006 and $242,295 at December 31, 2005.  Processing costs in non-ferrous inventory totaled $86,101 at December 31, 2006 and $71,595 at December 31, 2005.   Ferrous inventory of $1,667,937 at December 31, 2006 was comprised of $382,445 in raw materials and $1,285,492 of finished goods.  Ferrous inventory of $1,380,050 at December 31, 2005 was comprised of $402,041 in raw materials and $978,009 of finished goods.  Non-ferrous inventory of $1,678,655 at December 31, 2006 was comprised of $451,289 in raw materials and $1,227,366 of finished goods.  Non-ferrous inventory of $961,085 at December 31, 2005 was comprised of $196,508 in raw materials and $764,577 of finished goods.  We charged $2,353,435 in general and administrative processing costs to COS for the year ended December 31, 2006 and $2,015,733 for the year ended December 31, 2005.

_____________________________________________________________________________________

(Continued)
9.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers.  Other inventory includes cardboard and baling wire.  Inventories as of December 31, 2006 and 2005 consist of the following:

	2006	2005
Ferrous materials	$ 1,667,937	$ 1,380,050
Non-Ferrous materials	1,678,655	961,085
Waste Equipment Machinery	56,200	120,922
Other	25,434	26,552

	$ 3,428,226	$ 2,488,609

Property and Equipment:  Property and equipment are stated at cost and depreciated on a straight‑line basis over the estimated useful lives of the related property.  Assets under capital lease obligations are amortized over the term of the capital lease.

Property and equipment as of December 31, 2006 and 2005 consist of the following:

	Life	2006	2005

Land		$ 1,581,550	$ 1,581,550
Equipment and vehicles	1-10 years	9,759,509	8,535,479
Office equipment	1-7 years	1,600,034	1,521,783
Rental equipment	3-5 years	4,238,555	3,376,443
Building and leasehold improvements	5-40 years	2,329,886	2,292,331
		19,509,534	17,307,586

Less accumulated depreciation and
amortization		11,356,928	9,702,874

		$ 8,152,606	$ 7,604,712

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $1,745,905, $1,709,668 and $1,538,161.   Of the $1,745,905 depreciation expense recognized in 2006, $1,325,035 was recorded in cost of sales, and $420,870 was recorded in general and administrative expense.

_____________________________________________________________________________________

(Continued)
10.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2007	$1,586,285
2008	1,350,700
2009	1,200,620
2010	786,468
2011	293,990
$5,218,063

Goodwill and Other Intangible Assets:  Goodwill and certain intangible assets are no longer amortized but are assessed at least annually for impairment with any such impairment recognized in the period identified.  We perform our annual goodwill impairment test internally at December 31 and at the level of the recycling reporting unit to which all the goodwill is related.  We determine whether to impair goodwill by comparing the fair value of the recycling reporting unit as a whole (the present value of expected cash flows) to its carrying value including goodwill.  Since the recycling reporting unit's fair value exceeds its carrying value, no further computations are required.

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

_____________________________________________________________________________________

(Continued)
11.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

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

Stock Option Plans:  During the year ended December 31, 2004 we granted options to purchase shares of our common stock to several of our officers and outside directors.  We applied APB Opinion No. 25 in accounting for our employees' stock option agreements.  There was no compensation charged to operations in 2006, 2005, and 2004 related to these options.

We have an employee stock option plan under which we may grant options for up to 400,000 shares of common stock, which are reserved by the board of directors for issuance of stock options.  The exercise price of each option is equal to the market price of our stock on the date of grant.  The maximum term of the option is five years.

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

	2006	2005	2004

Net income (loss)

Net income, as reported	$ 2,188,579	$ 1,101,597	$ 1,497,194

Basic earnings (loss) per share

As reported	$ .61	$ .31	$ .43

Diluted earnings (loss) per share

As reported	$ .61	$ .31	$ .42

_____________________________________________________________________________________

(Continued)
12.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2006, 2005 and 2004:

				Maximum	Weighted
		Weighted		Remaining	Average
		Average	Exercise	Term of	Grant Date
	Number of	Exercise Price	Price Per	Options	Fair Value
	Shares	Per Share	Share	Granted	of Options

Balance as of January 1, 2004	591,000	$1.75	$1.25	1 to 5	$1.12
			to $3.00	years

Exercised	(320,000)	$1.41	$1.41	-	-

Expired	(231,000)	$2.31	$1.25	-	-
			to $3.00

Balance as of December 31, 2004	40,000	$1.25	$1.25	1 to 3	$1.21
				years

Expired	(20,000)	$1.25	$1.25	-	-

Balance as of December 31, 2005	20,000	$1.25	$1.25	1 to 3	$1.21
				Years
Exercised	(20,000)	$1.25	$1.25	-	-

Balance as of December 31, 2006	-	-	-	-	-

_____________________________________________________________________________________

(Continued)
13.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SFAS No. 123 (Revised 2005), Share-Based Payment, applies to awards granted or modified by ISA after July 1, 2005.  Compensation cost is also to be recorded for prior option grants that vest after that date.  The effect of adopting SFAS 123R on ISA's consolidated results of operations depends on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards and, therefore, cannot currently be estimated.  There is no significant effect on ISA's consolidated financial position since total stockholders' equity is not impacted.

Effective as of May 5, 2006, we entered into an agreement with Andrew M. Lassak to settle Mr. Lassak's claims against us in Lassak v. Industrial Services of America, Inc., et al, No. 04-423-CA (Fla. 19th Cir. Ct. filed June 2, 2004).  Lassak's demands and claims included rights to purchase 240,500 shares of our common stock for $1.25 per share, rights to purchase 149,500 shares of our common stock for $3.00 per share, and demand and piggyback registration rights as well as cashless exercise rights with respect to such options. Since the inception of the suit, we have disputed Lassak's claims and have denied any liability for Lassak's claims and demands.  Pursuant to the settlement agreement, we allowed Lassak to exercise a reduced number of the options he was seeking - 40,000 at an exercise price of $1.25 per share. Lassak tendered to us the full exercise price for the 40,000 options and we filed a registration statement for the underlying shares with the Securities and Exchange Commission on May 24, 2006. The registration was declared effective by the Securities and Exchange Commission on June 12, 2006. We then delivered 40,000 registered shares to Lassak, thereby satisfying all our requirements under the settlement agreement and effectively concluding this matter.  The estimated fair value of these options is approximately $270,000.  Additional expense of $34,309 associated with the value of the options was recognized in the third quarter of 2006 and the remaining $235,691 was recognized in prior years 1998-2001.

Fair Values of Financial Instruments:  We estimate the fair value of our financial instruments using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors.  Changes in assumptions or market conditions could significantly affect these estimates.    As of December 31, 2006 and 2005, the estimated fair value of our financial instruments approximated book value.  The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the prime rate.  There is no readily available market by which to determine fair market value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.

_____________________________________________________________________________________

(Continued)
14.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards:

SFAS No. 154, Accounting Changes and Error Corrections, replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 was issued May 2005 and is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  We do not expect this standard to significantly impact our financial statements.

SFAS No. 157, Fair Value Measurements, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged.  We do not expect this standard to significantly impact our financial statements.

Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (issued June 2006), clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The adoption of this standard on January 1, 2007 did not have an impact on our consolidated financial statements.

_____________________________________________________________________________________

(Continued)
15.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________
NOTE 2 - NOTE PAYABLE TO BANK

On December 22, 2006, ISA executed a new revolving credit facility with BB&T increasing the borrowing line from $5.0 million to $10.0 million to provide ISA with working capital to support the current needs of our business.  This revolving credit facility has a three year term expiring December 22, 2009, and provides for advances of up to eighty percent (80%) of ISA's eligible accounts receivable and up to the  forty percent (40%) of eligible inventory, and up to one hundred (100%) of ISA's net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month Libor rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 7.57% as of December 31, 2006, and is secured by all ISA assets (except rental fleet equipment).  The revolving credit facility contains certain restrictive and financial covenants.  At December 31, 2006, ISA was in compliance with all restrictive covenants.

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31, 2006 and 2005 consists of the following:

	2006	2005
Note payable to a bank secured by our rental fleet equipment with a fixed interest rate of 6.83% and monthly payments of $23,047. The maturity date under this agreement is June 2011 with a ten-year amortization schedule.	$ 1,929,016	$ -

Revolving credit facility with a bank secured by all assets except for rental fleet equipment with a variable interest rate of Libor plus 2.25% and no required monthly principal payments. The maturity date under this agreement is December 2009.	1,010,875	-
	2,939,891	-
Less current maturities	149,431	-
	$2,790,460	$ -

The annual maturities of long-term debt as of December 31, 2004 are as follows:

2007	$ 149,431
2008	159,962
2009	1,182,111
2010	183,305
2011 and thereafter	1,265,082

Total	$ 2,939,891

_____________________________________________________________________________________

(Continued)
16.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 4 -- INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Federal
Current	$ 1,178,483	$ 780,181	$ 448,275
Deferred	(174,958)	(203,543)	343,916
	1,003,525	576,638	792,191

State
Current	369,957	173,790	228,703
Deferred	(47,553)	(9,995)	(8,893)
	322,404	163,795	219,810

	$ 1,325,929	$ 740,433	$1,012,001

A reconciliation of income taxes at the statutory rate to the reported provision is as follows:

	2006	2005	2004

Federal income tax at statutory rate	$1,194,933	$ 629,083	$ 853,127
State and local income taxes, net of
federal income tax effect	212,787	106,257	145,074
Permanent differences	(43,702)	-	-
Other differences, net	(38,089)	5,093	13,800

	$1,325,929	$ 740,433	$ 1,012,001

The permanent differences of $(43,702) and the other differences, net of $(38,089) are due to a decreased taxable base of the common stock awarded to Andrew J. Lassak in the second quarter of 2006.  This decrease was mutually agreed upon in the fourth quarter of 2006.

_____________________________________________________________________________________

(Continued)
17.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 4 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax liabilities
Tax depreciation in excess of book	$ 278,929	$ 529,530
Tax amortization in excess of book	114,666	89,598
Gross deferred tax liabilities	393,595	619,128
Deferred tax assets
Property taxes	39,495	44,025
Allowance for doubtful accounts	43,000	24,206
Book amortization in excess of tax	174,196	205,558
Inventory capitalization	13,887	10,154
Other	10,343	-
Gross deferred tax assets	280,921	283,943

Net deferred tax liabilities	$ (112,674)	$ (335,185)

NOTE 5 - SALES-TYPE LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases.  All costs associated with this equipment are the responsibility of the lessees.

Future lease payments receivable under sales-type leases at December 31, 2006 are as follows:

2007	$ 94,020
2008	84,920
2009	66,720
2010	50,040
Minimum lease payments receivable	295,700
Less unearned income	(58,899)
Net investment in sales-type leases	236,801
Less current portion	(50,586)

$ 186,215

_____________________________________________________________________________________

(Continued)
18.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company's principal shareholder and an affiliated company owned by the Company's principal shareholder (K&R).  A summary of these transactions is as follows:

	2006	2005	2004
Balance sheet accounts:
Accounts receivable	$ -	$ -	$ -

Notes receivable	$ 238,566	$ 264,390	$ 302,160

Deposits (included in other long-term assets)	$ 62,106	$ 62,106	$ 62,106

Income statement activity:
Rent expense	$ 505,272	$ 505,272	$ 505,272

Consulting fees	$ 240,000	$ 240,000	$ 240,000

ISA leases its corporate offices, processing property and buildings in Louisville, Kentucky for $42,106 per month from K&R pursuant to the K&R Lease.  Deposits include one month of rent in advance in the amount of $42,106.  In 2004, we paid for repairs totaling $302,160 that we made to the buildings and property that we lease from K&R, located at 7100 Grade Lane, Louisville, Kentucky.  K&R executed an unsecured promissory note, dated March 25, 2005, but effective December 31, 2004, to us for the principal sum of $302,160.  K&R makes payments on the promissory note of principal and interest in ninety-six (96) monthly installments of $3,897.66.  Failure of K&R to make any payment when due under this note within fifteen (15) days of its due date shall constitute a default.  After the fifteen day period, the note shall bear interest at a rate equal to fifteen percent (15%) per annum and we have the right to exercise our remedies to collect full payment of the note.

 In an addendum to the K&R lease as of January 1, 2005, the rent was increased $4,000 as a result of the improvements made to the property in 2004.  For years 2005 and 2006, the payments to K&R by the Company of $4,000 for additional rent and the payment from K&R to the Company of $3,897.66 for the promissory note were offset.

_____________________________________________________________________________________

(Continued)
19.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

The Company entered into an agreement with K&R for consulting services related to the scrap metal and paper recycling operations and related equipment sales and services.  The agreement remains in effect until December 31, 2007, with automatic renewals thereafter unless one party provides written notice to theother party of its intent not to renew at least six months in advance of the next renewal date.  The agreement requires that we make annual payments to K&R of $240,000 in equal monthly installments of $20,000.  Deposits include one month of consulting services in advance in the amount of $20,000.  ISA's Chairman is compensated through these consulting fees .

NOTE 7 - EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees.  Eligible employees may contribute a maximum of 15% of their annual salary.  Under the plan, the Company matches 25% of each employee's voluntary contribution up to 6% of their gross salary.  The expense under the plan for 2006, 2005 and 2004 was $33,438, $31,996 and $28,950, respectively.

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

We lease a facility in Lexington, Kentucky for $4,500 per month; the lease terminates December 31, 2012.  We have subleased this property for a term commencing March 1, 2007 and ending December 31, 2012 for $4,500 per month.   If for any reason the sublessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

On February 6, 2007, we leased 7.7 acres of real property, including a 38,000 square foot warehouse and a 400 square foot office, in Pineville, Louisiana for $5,250 per month for twenty-four months beginning March 1, 2007 and ending February 28, 2009, with an option to purchase the property for a purchase price of $575,000.

______________________________________________________________________________________

(Continued)
20.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 8 -- LEASE COMMITMENTS (Continued)

Future minimum lease payments for operating leases as of December 31, 2006 are as follows:

2007	$ 612,246
2008	80,554
2009	42,243
2010	3,375

Future minimum lease payments	$ 738,418

Total rent expense for the years ended December 31, 2006, 2005 and 2004 was $784,954, $809,270 and $773,139, respectively.

Capital Leases:

The Company leases various pieces of equipment which qualify as capital leases. These lease arrangements require monthly lease payments expiring at various dates through November 2009.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2006	2005

Equipment	$ 757,513	$ 571,335

Less accumulated depreciation	168,904	159,525

	$ 588,609	$ 411,810

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at December 31, 2006.

2007	$ 233,992
2008	60,786
2009	7,475

Total future minimum lease payments	302,253
Lessamount representing interest	(5,867)

Present value of net minimum
lease payments	296,386
Less current portion	(228,533)

Capital Lease Obligations	$ 67,853

_____________________________________________________________________________________

(Continued)
21.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 9 - PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2006	2005	2004

Basic earnings per share
Net income	$ 2,188,579	$ 1,101,597	$ 1,497,194
Weighted average shares outstanding	3,602,872	3,575,202	3,473,887

Basic earnings per share	$ .61	$ .31	$ .43

Diluted earnings per share
Net income	$ 2,188,579	$ 1,101,597	$ 1,497,194

Weighted average shares outstanding	3,602,872	3,575,202	3,473,887
Add dilutive effect of assumed exercising of stock options	10,218	18,608	118,912
Diluted average shares outstanding	3,613,090	3,593,810	3,592,799

Diluted earnings per share	$ .61	$ .31	$ .42

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

_____________________________________________________________________________________

(Continued)
22.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004
____________________________________________________________________________________

NOTE 10 - SEGMENT INFORMATION (Continued)

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2006
Recycling revenues	$ 44,967,023	$ -	$ -	$ -	$ 44,967,023
Equipment sales, services
and leasing revenues	-	-	1,727,784	-	1,727,784
Management fees	-	15,387,241	-	-	15,387,241
Cost of goods sold	(39,448,957)	(12,712,073)	(835,411)	-	(52,996,441)
Selling, general and
administrative expenses	(1,431,251)	(1,479,302)	(542,433)	(2,156,973)	(5,609,959)

Segment profit (loss)	$ 4,086,815	$ 1,195,866	$ 349,940	$ (2,156,973)	$ 3,475,648

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2006
Cash	$ 136,803	$ 16,254	$ -	$ 1,178,750	$ 1,331,807
Accounts receivable	3,903,681	1,089,080	-	33,680	5,026,441
Inventories	3,357,832	-	70,394	-	3,428,226
Net property and
equipment	3,971,773	156,756	1,997,911	2,026,166	8,152,606
Goodwill	560,005	-	-	-	560,005
Other assets	96,848	10,637	75,397	649,850	832,732

Segment assets	$ 12,026,942	$ 1,272,727	$ 2,143,702	$ 3,888,446	$ 19,331,817

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2005
Recycling revenues	$ 29,952,938	$ -	$ -	$ -	$ 29,952,938
Equipment sales, services
and leasing revenues	-	-	2,977,554	-	2,977,554
Management fees	-	84,451,367	-	-	84,451,367
Cost of goods sold	(27,271,712)	(80,600,770)	(1,904,079)	-	(109,776,561)
Selling, general and
administrative expenses	(987,930)	(2,051,475)	(612,180)	(2,165,020)	(5,816,605)

Segment profit (loss)	$ 1,693,296	$ 1,799,122	$ 461,295	$ (2,165,020)	$ 1,788,693

_____________________________________________________________________________________

(Continued)
23.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2005
Cash	$ 332,351	$ 111,738	$ 500	$ 1,276,712	$ 1,721,301
Accounts receivable	2,596,053	1,793,547	85,431	27,814	4,502,845
Inventories	2,352,375	-	136,234	-	2,488,609
Net property and
equipment	3,282,130	310,769	1,788,285	2,223,528	7,604,712
Goodwill	560,005	-	-	-	560,005
Other assets	132,346	25,845	85,164	763,645	1,007,000

Segment assets	$ 9,255,260	$ 2,241,899	$ 2,095,614	$ 4,291,699	$ 17,884,472

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2004
Recycling revenues	$ 43,262,813	$ -	$ -	$ -	$ 43,262,813
Equipment sales, services
and leasing revenues	-	-	3,050,184	-	3,050,184
Management fees	-	93,275,079	-	-	93,275,079
Cost of goods sold	(40,129,036)	(89,443,927)	(1,813,197)	-	(131,386,160)
Selling, general and
administrative expenses	(846,631)	(1,862,000)	(588,882)	(2,266,510)	(5,564,023)

Segment profit (loss)	$ 2,287,146	$ 1,969,152	$ 648,105	$ (2,266,510)	$ 2,637,893

_____________________________________________________________________________________

(Continued)
24.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 11-- CONTINGENCY/LITIGATION SETTLEMENT

On June 2, 2004, Andrew M. Lassak filed a Complaint against us in the City of Stuart, Martin County, Florida.  In the complaint, Lassak alleged that we breached our contracts with him by failing and refusing to release and register 390,000 shares of stock. He claims he was entitled to "piggyback" registration rights relating to the Form S-3 Registration Statement that we filed for the benefit of Falkner as well as "demand" registration rights. He sought specific performance of the contracts and damages that occurred by ISA not releasing and registering the underlying shares relating to his options sooner.

On August 6, 2004 we filed a Motion to Dismiss or in the Alternative Motion for More Definite Statement. At a hearing before the Court on September 20, 2004, the judge granted our Motion without prejudice, allowing Lassak to amend the Complaint. Lassak filed an Amended Complaint on December 27, 2004, which restated his previous claims and made a number of new claims including claims of federal and state securities fraud. The Amended Complaint also named Harry Kletter individually as a defendant.  In June 2005, Lassak filed a Second Amended Complaint which is substantially similar to the first Amended Complaint.  We filed an Answer and Affirmative Defenses to the Second Amended Complaint as well as a Motion to Dismiss on behalf of Harry Kletter that remains pending.

Effective as of May 5, 2006, we entered into an agreement with Mr. Lassak to settle Mr. Lassak's claims against us in Lassak v. Industrial Services of America, Inc., et al, No. 04-423-CA (Fla. 19th Cir. Ct. filed June 2, 2004).  Lassak's demands and claims included rights to purchase 240,500 shares of our common stock for $1.25 per share, rights to purchase 149,500 shares of our common stock for $3.00 per share, and demand and piggyback registration rights as well as cashless exercise rights with respect to such options. Since the inception of the suit, we have disputed Lassak's claims and have denied any liability for Lassak's claims and demands. Pursuant to the settlement agreement, we allowed Lassak to exercise a reduced number of the options he was seeking -- 40,000 at an exercise price of $1.25 per share. Lassak tendered to us the full exercise price for the 40,000 options and we filed a registration statement for the underlying shares with the Securities and Exchange Commission on May 24, 2006. The registration was declared effective by the Securities and Exchange Commission on June 12, 2006. We then delivered 40,000 registered shares to Lassak, thereby satisfying all our requirements under the settlement agreement and effectively concluding this matter.  The estimated fair value of these options is approximately $270,000.  We recognized additional expense of $34,309 associated with the value of the options in the third quarter of 2006 and we had recognized the remaining $235,691 in prior years 1998-2001.

_________________________________________________________________________________________

(Continued)
25.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2006, 2005 and 2004

____________________________________________________________________________________

NOTE 12 -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st	2nd	3rd	4th	Year
2006
Revenue	$14,484,020	$17,702,634	$ 15,331,235	$14,564,159	$ 62,082,048
Income before other
income (expense)	688,693	1,007,525	511,167	1,268,263	3,475,648
Net income	416,526	602,757	439,568	729,728	2,188,579
Basic earnings per share	0.12	0.17	0.12	0.20	0.61
Diluted earnings per share	0.12	0.17	0.12	0.20	0.61

	1st	2nd	3rd	4th	Year
2005
Revenue	$29,674,470	$33,399,907	$ 34,579,729	$19,727,753	$117,381,859
Income before other
income (expense)	257,610	52,887	546,168	632,028	1,788,693
Net income	149,088	211,679	325,294	415,536	1,101,597
Basic earnings per share	0.04	0.06	0.09	0.12	0.31
Diluted earnings per share	0.04	0.06	0.09	0.12	0.31

	1st	2nd	3rd	4th	Year
2004
Revenue	$34,764,205	$34,054,273	$ 38,223,906	$32,545,692	$139,588,076
Income before other
income (expense)	803,300	613,084	798,076	423,433	2,637,893
Net income	449,284	363,693*	429,584	254,633	1,497,194
Basic earnings per share	0.14	0.10*	0.12	0.07	0.43
Diluted earnings per share	0.13	0.10*	0.12	0.07	0.42

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

26.

SUPPLEMENTARY INFORMATION

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2006, 2005 and 2004

__________________________________________________________________________________________

	Balance at	Additions Charged to
	Beginning	Costs and		Balance at
	of Period	Expenses	Deductions *	End of Period
Description

Allowance for doubtful
accounts 2006 (deducted
from accounts receivable)	$ 50,000	$ 50,000	$ -	$ 100,000

Allowance for doubtful
accounts 2005 (deducted
from accounts receivable)	$ 75,000	$ -	$ (25,000)	$ 50,000

Allowance for doubtful
accounts 2004 (deducted
from accounts receivable)	$ 60,000	$ 37,937	$ (22,937)	$ 75,000

* uncollected amounts written off, net of recoveries