Form 10-Q
period 2007-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2007-05-07
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2007: 3,640,899.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	March 31, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	March 31, 2007 and 2006 (Unaudited)	5

	Condensed Consolidated Statement of Shareholders' Equity
	Three months ended March 31, 2007 (Unaudited)	6

	Condensed Consolidated Statements of
	Cash Flows - Three Months Ended
	March 31, 2007 and 2006 (Unaudited)	7

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	8

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	12

Part II	Other Information	18

Part I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007 (Unaudited)	December 31, 2006

Current assets
Cash and cash equivalents	$ 1,205,404	$ 1,331,807
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2007 and 2006)	7,117,048	5,026,441
Net investment in sales-type leases	54,500	50,586
Inventories	3,154,440	3,428,226
Deferred income taxes	124,548	106,725
Other	169,368	88,113

Total current assets	11,825,308	10,031,898

Net property and equipment	8,012,651	8,152,606

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	170,949	186,215
Notes receivable -- related party	230,114	238,566
Other assets	155,275	162,527
	1,116,343	1,147,313

	$ 20,954,302	$ 19,331,817

_____________________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2007 (Unaudited)	December 31, 2006
Current liabilities
Current maturities of long term debt	$ 151,997	$ 149,431
Current maturities of capital lease obligation	203,622	228,533
Accounts payable	4,884,275	4,545,057
Income tax payable	822,594	1,185,717
Other current liabilities	418,779	399,062
Total current liabilities	6,481,267	6,507,800

Long-term liabilities
Long-term debt	3,740,610	2,790,460
Capital lease obligation	34,561	67,853
Deferred income taxes	158,479	219,399
	3,933,650	3,077,712

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,295,000 shares issued in 2007 and 2006, 3,640,899 shares outstanding in 2007 and 2006	21,475	21,475
Additional paid-in capital	3,194,816	3,194,816
Retained earnings	8,028,070	7,234,990
Treasury stock, 654,101 shares at average cost
in 2007 and 2006	(704,976)	(704,976)
	10,539,385	9,746,305
	$ 20,954,302	$ 19,331,817

______________________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006

Revenue from services	$ 3,844,227	$ 3,944,919
Revenue from product sales	14,060,522	10,539,101
Total Revenue	17,904,749	14,484,020

Cost of goods sold for services	3,452,143	3,349,481
Cost of goods sold for product sales	11,754,347	8,945,993
Reduction of cost of goods sold	35,278	150,000
Total Cost of goods sold	15,241,768	12,445,474

Selling, general and administrative expenses	1,364,007	1,349,853

Income before other income (expense)	1,298,974	688,693

Other income (expense)
Interest expense	(42,457)	(27,385)
Interest income	28,973	28,222
Loss on sale of assets	(5,775)	(2,281)
Other income (expense), net	22,053	6,962
	2,794	5,518

Income before income taxes	1,301,768	694,211

Income tax provision	508,688	277,685

Net income	$ 793,080	$ 416,526

Basic earnings per share	$ 0.22	$ 0.12

Diluted earnings per share	$ 0.22	$ 0.12

Weighted shares outstanding:
Basic	3,640,899	3,560,899

Diluted	3,640,899	3,574,328

______________________________

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2006
(UNAUDITED)

______________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2006	4,295,000	$21,475	$3,194,816	$7,234,990	(654,101)	$ (704,976)	$9,746,305

Net income	-	-	-	793,080	-	-	793,080

Balance as of March 31, 2007	4,295,000	$21,475	$3,194,816	$8,028,070	(654,101)	$ (704,976)	$10,539,385

______________________________

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net income	$ 793,080	$ 416,526
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	456,497	431,298
Loss on sale of property and equipment	5,775	2,281
Deferred income taxes	(78,743)	-
Change in assets and liabilities
Receivables	(2,090,607)	(1,118,604)
Net investment in sales-type leases	11,352	17,766
Inventories	273,786	(25,669)
Other assets	(74,002)	(33,818)
Accounts payable	339,218	(2,145,738)
Other current liabilities	(343,406)	209,951
Net cash from operating activities	(707,050)	(2,246,007)

Cash flows from investing activities
Proceeds from sale of property and equipment	46,950	-
Purchases of property and equipment	(369,268)	(242,920)
Payments from related party	8,452	1,155
Net cash from investing activities	(313,866)	(241,765)

Cash flows from financing activities
Purchases of common stock	-	(16,338)
Payments on capital lease obligation	(58,203)	(29,119)
Proceeds from long-term debt	2,750,000	1,500,000
Payments on long-term debt	(1,797,284)	-
Net cash from financing activities	894,513	1,454,543

Net decrease in cash	(126,403)	(1,033,229)

Cash at beginning of period	1,331,807	1,721,301

Cash at end of period	$ 1,205,404	$ 688,072

Supplemental disclosure of cash flow information
Cash paid for interest	$ 42,457	$ 27,385
Cash paid for taxes	950,554	200,253

______________________________

See accompanying notes to consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements.  The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2007 and the results of our operations and changes in our cash flow for the periods ended March 31, 2007 and 2006.  Results of operations for the period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the entire year.  Additional information, including the audited December 31, 2006 consolidated financial statements and the Summary of Significant Accounting Policies, is included our Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission.

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

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

On December 22, 2006, we executed a new revolving credit facility with Branch Banking and Trust Company increasing the borrowing line from $5.0 million to $10.0 million to provide us with working capital to support the current needs of our business.  This revolving credit facility has a three year term expiring December 22, 2009, and provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred (100%) of the net book value of our eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 7.57% as of March 31, 2007, and is secured by all our assets (except rental fleet equipment).  The balance of the credit facility at March 31, 2007 was $2,000,000.  The revolving credit facility contains certain restrictive and financial covenants.  At March 31, 2007, we were in compliance with all restrictive covenants and the entire amount of our credit facility less our outstanding borrowings was available for borrowings.

We also have a note payable to Fifth Third Bank secured by our rental fleet equipment with a fixed interest rate of 6.83% and monthly payments of $23,047.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.  The balance on the note was $1,892,607 at March 31, 2007 and $1,929,016 at December 31, 2006.

NOTE 4 -- SEGMENT INFORMATION

Our operations include three primary segments:  ISA Recycling, Computerized Waste Systems (CWS), and Waste Equipment Sales & Service (WESSCO).  ISA Recycling provides products and services to meet the needs of its customers related to ferrous, non-ferrous and fiber recycling at two locations in the Midwest.  CWS provides waste disposal services including contract negotiations with service providers, centralized billing, invoice auditing, and centralized dispatching.  WESSCO sells, leases, and services waste handling and recycling equipment.

Our three reportable segments are determined by the products and services that each offers.  The recycling segment generates its revenues based on buying and selling of ferrous, non-ferrous and fiber scrap; CWS's revenues consist of charges to customers for waste disposal services; and WESSCO sales and lease income comprise the primary source of revenue for this segment.  The components of the column labeled "other" are selling, general and administrative expenses that are not directly related to the three primary segments.

We evaluate segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

FOR THE THREE MONTHS ENDED MARCH 31, 2007	ISA RECYLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 13,531,586	$ -	$ -	$ -	$ 13,531,586
Equipment sales, service
and leasing revenues	-	-	528,936	-	528,936
Management fees	-	3,844,227	-	-	3,844,227
Cost of goods sold	(11,533,464)	(3,487,421)	(220,883)	-	(15,241,768)
Selling, general and
administrative expenses	(384,918)	(282,931)	(181,139)	(515,019)	(1,364,007)

Segment profit (loss)	$ 1,613,204	$ 73,875	$ 126,914	$ (515,019)	$ 1,298,974

Segment assets	$ 13,993,441	$ 1,102,160	$ 2,146,936	$ 3,711,765	$20,954,302

FOR THE THREE MONTHS ENDED MARCH 31, 2006	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 10,103,299	$ -	$ -	$ -	$ 10,103,299
Equipment sales, service
and leasing revenues	-	-	435,802	-	435,802
Management fees	-	3,944,919	-	-	3,944,919
Cost of goods sold	(8,722,662)	(3,499,481)	(223,331)	-	(12,445,474)
Selling, general and
administrative expenses	(306,794)	(406,668)	(137,460)	(498,931)	(1,349,853)

Segment profit (loss)	$ 1,073,843	$ 38,770	$ 75,011	$ (498,931)	$ 688,693

Segment assets	$ 10,462,541	$ 1,842,972	$ 1,959,354	$ 3,554,887	$17,819,754

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

Some commodities are in saleable condition at acquisition.  We purchase these commodities in small amounts until we have a truckload of material available for shipment.  Some commodities are not in saleable condition at acquisition.  These commodities must be torched, sheared or baled.  We do not have work-in-process inventory that needs to be manufactured to become finished goods.  We include processing costs in inventory for all commodities.   Ferrous inventory of $1,614,284 at March 31, 2007 was comprised of $633,233 in raw materials and $981,051 of finished goods.  Non-ferrous inventory of $1,500,790 at March 31, 2007 was comprised of $571,345 in raw materials and $929,445 of finished goods.  Ferrous inventory of $1,667,937 at December 31, 2006 was comprised of $382,445 in raw materials and $1,285,492 of finished goods.  Non-ferrous inventory of $1,678,655 at December 31, 2006 was comprised of $451,289 in raw materials and $1,227,366 of finished goods.  We charged $644,658 in general and administrative processing costs to cost of sales for the quarter ended March 31, 2007 and $2,353,435 for the year ended December 31, 2006.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers.   Other inventory includes cardboard and baling wire.  Inventories as of March 31, 2007 and December 31, 2006 consist of the following:

	March 31, 2007 (unaudited)	December 31, 2006

Ferrous materials	$ 1,614,284	$ 1,667,937
Non-ferrous materials	1,500,790	1,678,655
Waste equipment machinery	18,726	56,200
Other	20,640	25,434

Total inventories	$ 3,154,440	$ 3,428,226

NOTE 6 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2007	2006
Basic earnings per share
Net income	$ 793,080	$ 416,526

Weighted average shares outstanding	3,640,899	3,560,899

Basic earnings per share	$ .22	$ .12

Diluted earnings per share
Net income	$ 793,080	$ 416,526

Weighted average shares outstanding	3,640,899	3,560,899
Add dilutive effect of assumed exercising of
stock options	-	13,429
Diluted weighted average shares
outstanding	3,640,899	3,574,328

Diluted earnings per share	$ .22	$ .12

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute "forward-looking statements" within the meaning of the federal securities laws.  Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections.  Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission.

General

We are primarily focusing our attention now and in the future towards our recycling business segment.  We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries.  We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shearing, cutting and/or baling. We will also continue to focus on initiating growth in our management services business segment and our waste and recycling equipment sales, service and leasing division.

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers.  Currently, we service 1,730 customer locations throughout the United States and we utilize an active database of over 6,300 vendors to provide timely, thorough and cost-effective service to our customers.

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

We have operating locations in Louisville, Kentucky, Seymour, Indiana and Dallas, Texas.  We closed our Lexington location in the first quarter of 2007.  We do not have operating locations outside the United States.

Liquidity and Capital Resources

As of March 31, 2007 we held cash and cash equivalents of $1,205,404.

We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  This revolving credit facility has a three year term, provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred (100%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, 7.57% as of March 31, 2007, and is secured by all our assets (except rental fleet equipment).  The revolving credit facility contains certain restrictive and financial covenants.  At March 31, 2007, we were in compliance with all restrictive covenants.

We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment.  Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.  As of March 31, 2007 we had borrowed $1,892,607 and as of December 31, 2006 we had borrowed $1,929,016 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At March 31, 2007, we were in compliance with all restrictive covenants.

During the first quarter of 2007, we purchased $369,268 of property and equipment.  In the recycling segment we spent $193,735 for a truck scale, hauling trailer, and other operating equipment.  In the equipment sales, leasing and service segment, we purchased $143,619 in rental equipment that we located at customer sites.  This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market.  We purchased office equipment of $31,914.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004.  We have included the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at March 31, 2007 was $732,436 with a due date of April 27, 2007.  The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges.  To date we have not incurred any interest charges on this purchasing card.  The card requires monthly minimum payments on any balance outstanding at month end.  We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs in 2007.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Quarter ended March 31,
	2007	2006
Statements of Operations Data:
Total Revenue ................................................................................	100.0%	100.0%
Cost of goods sold.........................................................................	85.1%	85.9%
Selling, general and administrative expenses ...................................	7.6%	9.3%
Income before other expenses........................................................	7.3%	4.8%

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Total revenue increased $3,420,729 or 23.6% to $17,904,749 in 2007 compared to $14,484,020 in 2006.  Recycling revenue increased $3,428,287 or 33.9% to $13,531,586 in 2007 compared to $10,103,299 in 2006.  This is primarily due to an increase of 18% in the volume of shipments.  Management services revenue decreased $100,692 or 2.6% to $3,844,227 in 2007 compared to $3,944,919 in 2006.  This is primarily due to a decrease in the number of customer locations managed as well as a decrease in volume of solid waste that is produced by each customer location.  Equipment, service and leasing revenue increased $93,134 or 21.4% to $528,936 in 2007 compared to $435,802 in 2006.  This increase is due to an increase in rental revenue.

Total cost of goods sold increased $2,796,294 or 22.5% to $15,241,768 in 2007 compared to $12,445,474 in 2006.  Recycling cost of goods sold increased $2,810,802 or 32.2% to $11,533,464 in 2007 compared to $8,722,662 in 2006.  This is due to an increase of 19% in the volume of purchases.  Management services cost of goods sold decreased $12,060 or 0.3% to $3,487,421 in 2007 compared to $3,499,481 in 2006 primarily due to a decrease in the number of customer locations managed as well as a decrease in volume of solid waste that is produced by each customer location.  Equipment, service and leasing cost of goods sold decreased $2,448 or 1.1% to $220,883 in 2007 compared to $223,331 in 2006.  The decrease is primarily due to a decrease in equipment costs.

Selling, general and administrative expenses increased $14,154 or 1.0% to $1,364,007 in 2007 compared to $1,349,853 in 2006.  As a percentage of revenue, selling, general and administrative expenses were 7.6% in 2007 compared to 9.3% in 2006.  The percentage of revenue decrease is due to higher revenue in the first quarter of 2007.

Other income decreased $2,724 to $2,794 in 2007 compared to $5,518 in 2006.

The income tax provision increased $231,003 to $508,688 in 2007 compared to $277,685 in 2006.  As a percentage of income before income taxes, the income tax provision was 39.1% in 2007  compared to 40.0% in 2006.

Financial condition at March 31, 2007 compared to December 31, 2006

Cash and cash equivalents decreased $126,403 to $1,205,404 as of March 31, 2007 compared to $1,331,807 as of December 31, 2006.

We used net cash from operating activities of $707,050 for the quarter ended March 31, 2007.  Primarily this was due to an increase of $2,090,607 in accounts receivable in the first quarter of 2007 partially offset by net income of $793,080.

We used net cash from investing activities of $313,866 for the quarter ending March 31, 2007.  Primarily, we purchased recycling and rental fleet equipment.  We made recycling equipment purchases of $193,735 for a truck scale, hauling trailer, and other operating equipment.  In the equipment sales, leasing and service segment, we purchased $143,619 in rental equipment that we located at customer sites.  This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market.

Our net cash from financing activities of $894,513 for the quarter ended March 31, 2007 is primarily due to advances of $2,750,000 on our line of credit, offset by payments on debt of $1,797,284.

Accounts receivable trade increased $2,090,607 or 41.6% to $7,117,048 as of March 31, 2007 compared to $5,026,441 as of December 31, 2006.  This change is primarily due to an increase in the volume of shipments in the recycling segment.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We value inventory at the lower of cost or market.  Inventory decreased $273,786 or 8% to $3,154,440 as of March 31, 2007 compared to $3,428,226 as of December 31, 2006.

Inventory aging for the quarter ended March 31, 2007 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 18,726	$ -	$ -	$ -	$ 18,726
Ferrous materials	1,111,768	389,851	29,258	83,407	1,614,284
Non-ferrous materials	1,190,991	84,092	43,248	182,459	1,500,790
Other	20,640	-	-	-	20,640

	$2,342,125	$ 473,943	$ 72,506	$ 265,866	$3,154,440

Inventory aging for the year ended December 31, 2006 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 33,720	$ 22,480	$ -	$ -	$ 56,200
Ferrous Materials	864,489	448,842	166,509	188,097	1,667,937
Non-ferrous materials	1,467,679	41,840	42,989	126,147	1,678,655
Other	25,434	-	-	-	25,434

	$2,391,322	$ 513,162	$ 209,498	$314,244	$ 3,428,226

Accounts payable trade increased $339,218 or 7.5% to $4,884,275 as of March 31, 2007 compared to $4,545,057 as of December 31, 2006, primarily due to market conditions.

Working capital increased $1,819,943 to $5,344,041 as of March 31, 2007 compared to $3,524,098 as of December 31, 2006.  The increase was primarily driven by the $2.1 million increase in accounts receivable.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2007.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$3,892,607	$ 151,997	$336,886	$3,403,724	$0
Capital Lease Obligations (2)	238,183	203,622	29,125	5,436	0
Operating Lease Obligations (3)	877,329	557,170	221,159	99,000	0
Total	$5,008,119	$ 912,789	$587,170	$ 3,508,160	$0

(1) We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  We have collateralized the credit facility with all our assets except for rental fleet.  We also have a note payable to Fifth Third Bank secured by our rental fleet equipment with a fixed interest rate of 6.83% and monthly payments of $23,047.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.

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

Long-term debt increased $950,150 to $3,740,610 as of March 31, 2007 compared to $2,790,460 as of December 31, 2006.

Impact of Recently Issued Accounting Standards

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

            We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2007, variable rate borrowings consisted of outstanding borrowings of $2.0 million under our credit agreement with BB&T.  This revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 7.57% as of March 31, 2007. Any increase in this rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2007, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $20,000 per year, with a corresponding change in cash flows.

ITEM 4:    CONTROLS AND PROCEDURES

(a)        Evaluation of disclosure controls and procedures.

            Based on the evaluation of the ISA Chief Executive Officer and the ISA Chief Financial Officer of our disclosure controls and procedures as of March 31, 2007, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d - 15(e) promulgated by the Securities and Exchange Commission.

(b)        Changes in internal controls over financial reporting.

            There have been no significant changes to ISA's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting during the period covered by this report.

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors
We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 27, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, our Board of Directors authorized a new program to repurchase up to 200,000 shares of our common stock at current market prices.  During 2007, we have not repurchased any shares.  In 2006 we repurchased 5,509 shares.  We repurchased 673,400 shares of our common stock in a prior stock repurchase program that began in August 2000.

Item 3.	Defaults upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: May 7, 2007	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: May 7, 2007	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended March 31, 2007.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended March 31, 2007.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended March 31, 2007