Form 10-Q
period 2007-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2007-08-08
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007
OR
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

(Check one):  Large accelerated filer ___  Accelerated filer ___  Non-accelerated filer   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2007:  3,640,899.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	June 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	June 30, 2007 and 2006 (Unaudited)	5

	Condensed Consolidated Statements of
	Operations - Six Months Ended
	June 30, 2007 and 2006 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders' Equity
	June 30, 2007 and December 31, 2006 (Unaudited)	7

	Condensed Consolidated Statements of
	Cash Flows - Six Months Ended
	June 30, 2007 and 2006 (Unaudited)	8

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	15

Part II	Other Information	22

PART I -- FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007 (Unaudited)	December 31, 2006

Current assets
Cash and cash equivalents	$ 1,452,261	$ 1,331,807
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2007 and 2006)	7,454,314	5,026,441
Net investment in sales-type leases	59,031	50,586
Inventories	3,863,407	3,428,226
Deferred income taxes	124,548	106,725
Other	201,016	88,113

Total current assets	13,154,577	10,031,898

Net property and equipment	8,440,653	8,152,606

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	154,283	186,215
Notes receivable -- related party	221,546	238,566
Other assets	191,003	162,527
	1,126,837	1,147,313

	$ 22,722,067	$ 19,331,817

____________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2007 (Unaudited)	December 31, 2006
Current liabilities
Current maturities of long term debt	$ 154,607	$ 149,431
Current maturities of capital lease obligation	231,398	228,533
Accounts payable	5,035,228	4,545,057
Dividends payable	364,090	-
Income tax payable	459,977	1,185,717
Other current liabilities	498,227	399,062
Total current liabilities	6,743,527	6,507,800

Long-term liabilities
Long-term debt	4,700,965	2,790,460
Capital lease obligation	122,502	67,853
Deferred income taxes	158,479	219,399
	4,981,946	3,077,712
Commitments

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,295,000 shares issued in 2007 and 2006, 3,640,899 shares outstanding in 2007 and 2006	21,475	21,475
Additional paid-in capital	3,194,816	3,194,816
Retained earnings	8,485,279	7,234,990
Treasury stock, 654,101 shares at average cost
in 2007 and 2006	(704,976)	(704,976)
	10,996,594	9,746,305
	$ 22,722,067	$ 19,331,817

____________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

Revenue from services	$ 3,648,276	$ 3,768,974
Revenue from product sales	15,879,820	13,933,660
Total Revenue	19,528,096	17,702,634

Cost of goods sold for services	3,405,183	3,522,132
Cost of goods sold for product sales	13,174,595	11,872,693
Reduction of cost of goods sold	(107,266)	(150,000)
Total Cost of goods sold	16,472,512	15,244,825

Selling, general and administrative expense	1,649,201	1,450,284

Income before other income (expense)	1,406,383	1,007,525

Other income (expense)
Interest expense	(71,395)	(69,584)
Interest income	32,791	36,354
Gain/(loss) on sale of assets	(5,613)	27,207
Other income	305	3,092
	(43,912)	(2,931)

Income before income taxes	1,362,471	1,004,594

Income tax provision	541,172	401,837

Net income	$ 821,299	$ 602,757

Basic earnings per share	$ 0.22	$ 0.17

Diluted earnings per share	$ 0.22	$ 0.17

Weighted shares outstanding:
Basic	3,640,899	3,574,306

Diluted	3,640,899	3,590,214

____________________

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

Revenue from services	$ 7,492,503	$ 7,713,893
Revenue from product sales	29,940,342	24,472,761
Total Revenue	37,432,845	32,186,654

Cost of goods sold for services	6,927,882	7,171,613
Cost of goods sold for product sales	24,928,942	20,818,686
Reduction of cost of goods sold	(142,544)	(300,000)
Total Cost of goods sold	31,714,280	27,690,299

Selling, general and administrative expense	3,013,208	2,800,137

Income before other income (expense)	2,705,357	1,696,218

Other income (expense)
Interest expense	(113,852)	(96,969)
Interest income	61,764	64,576
Gain/(loss) on sale of assets	(11,388)	24,926
Other income	22,358	10,054
	(41,118)	2,587

Income before income taxes	2,664,239	1,698,805

Income tax provision	1,049,860	679,522

Net income	$ 1,614,379	$ 1,019,283

Basic earnings per share	$ 0.44	$ 0.29

Diluted earnings per share	$ 0.44	$ 0.29

Weighted shares outstanding:
Basic	3,640,899	3,567,639

Diluted	3,640,899	3,582,308

____________________

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY SIX MONTHS ENDED JUNE 30, 2007
(UNAUDITED)

_________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2006	4,295,000	$21,475	$3,194,816	$7,234,990	(654,101)	$ (704,976)	$9,746,305

Cash dividend	-	-	-	(364,090)	-	-	(364,090)

Net income	-	-	-	1,614,379	-	-	1,614,379

Balance as of June 30, 2007	4,295,000	$21,475	$3,194,816	$8,485,279	(654,101)	$ (704,976)	$10,996,594

_________________________

See accompanying notes to consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net income	$ 1,614,379	$ 1,019,283
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	916,643	862,833
Deferred income taxes	(78,743)	-
(Gain)/loss on sale of property and equipment	11,388	(24,926)
Change in assets and liabilities
Receivables	(2,427,873)	(3,084,258)
Net investment in sales-type leases	23,487	36,125
Inventories	(435,181)	(601,301)
Other assets	(141,379)	(73,067)
Accounts payable	490,171	(1,563,524)
Other current liabilities	(626,575)	(564,260)
Net cash from operating activities	(653,683)	(3,993,095)

Cash flows from investing activities
Proceeds from sale of property and equipment	46,950	33,100
Purchases of property and equipment	(1,072,828)	(727,421)
Payments from related party	17,020	9,266
Net cash from investing activities	(1,008,858)	(685,055)

Cash flows from financing activities
Purchases of common stock	-	(16,338)
Issuance of common stock	-	63,600
Payments on capital lease obligation	(132,686)	(63,662)
Proceeds from long-term debt	4,350,000	4,000,000
Payments on long-term debt	(2,434,319)	-
Net cash from financing activities	1,782,995	3,983,600

Net increase/(decrease) in cash	120,454	(694,550)

Cash at beginning of period	1,331,807	1,721,301

Cash at end of period	$ 1,452,261	$ 1,026,751

Supplemental disclosure of cash flow information
Cash paid for interest	$ 113,852	$ 96,969
Cash paid for taxes	1,854,343	330,539

Supplemental disclosure of noncash investing and financing activities:
Accrued dividends payable	364,090	-
Equipment purchased under capital leases	190,200	120,395

____________________

See accompanying notes to consolidated financial statements.

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements.  The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2007 and the results of our operations and changes in our cash flows for the periods ended June 30, 2007 and 2006.  Results of operations for the period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.  Additional information, including the audited December 31, 2006 consolidated financial statements and the Summary of Significant Accounting Policies, is included our Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission.

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

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

On December 22, 2006, we executed a new revolving credit facility with Branch Banking and Trust Company increasing the borrowing line from $5.0 million to $10.0 million to provide us with working capital to support the current needs of our business.  This revolving credit facility has a three year term expiring December 22, 2009, and provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred percent (100%) of the net book value of our eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 7.57% as of June 30, 2007, and is secured by all our assets (except rental fleet equipment).  The balance of the credit facility at June 30, 2007 was $3,000,000.  The revolving credit facility contains certain restrictive and financial covenants.  At June 30, 2007, we were in compliance with all restrictive covenants and the entire amount of our credit facility less our outstanding borrowings was available for borrowings.

We also have a note payable to Fifth Third Bank secured by our rental fleet equipment with a fixed interest rate of 6.83% and monthly payments of $23,047.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.  The balance on the note was $1,855,572 at June 30, 2007 and $1,929,016 at December 31, 2006.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2007	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 28,895,786	$ -	$ -	$ -	$ 28,895,786
Equipment sales, service
and leasing revenues	-	-	1,044,556	-	1,044,556
Management fees	-	7,492,503	-	-	7,492,503
Cost of goods sold	(24,498,867)	(6,785,338)	(430,075)	-	(31,714,280)
Selling, general and
administrative expenses	(991,421)	(546,046)	(352,844)	(1,122,897)	(3,013,208)

Segment profit (loss)	$ 3,405,498	$ 161,119	$ 261,637	$ (1,122,897)	$ 2,705,357

Segment assets	$ 15,089,053	$ 1,707,170	$ 2,056,591	$ 3,869,253	$22,722,067

FOR THE SIX MONTHS ENDED JUNE 30, 2006	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 23,566,384	$ -	$ -	$ -	$ 23,566,384
Equipment sales, service
and leasing revenues	-	-	906,377	-	906,377
Management fees	-	7,713,893	-	-	7,713,893
Cost of goods sold	(20,382,864)	(6,871,613)	(435,822)	-	(27,690,299)
Selling, general and
administrative expenses	(654,021)	(768,579)	(300,721)	(1,076,816)	(2,800,137)

Segment profit (loss)	$ 2,529,499	$ 73,701	$ 169,834	$ (1,076,816)	$ 1,696,218

Segment assets	$ 13,148,841	$ 1,925,529	$ 2,089,022	$ 3,716,575	$20,879,967

FOR THE THREE MONTHS ENDED JUNE 30, 2007	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 15,364,200	$ -	$ -	$ -	$ 15,364,200
Equipment sales, service
and leasing revenues	-	-	515,620	-	515,620
Management fees	-	3,648,276	-	-	3,648,276
Cost of goods sold	(12,965,403)	(3,297,917)	(209,192)	-	(16,472,512)
Selling, general and
administrative expenses	(606,503)	(263,115)	(171,705)	(607,878)	(1,649,201)

Segment profit (loss)	$ 1,792,294	$ 87,244	$ 134,723	$ (607,878)	$ 1,406,383

Segment assets	$ 15,089,053	$ 1,707,170	$ 2,056,591	$ 3,869,253	$22,722,067

FOR THE THREE MONTHS ENDED JUNE 30, 2006	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 13,463,085	$ -	$ -	$ -	$ 13,463,085
Equipment sales, service
and leasing revenues	-	-	470,575	-	470,575
Management fees	-	3,768,974	-	-	3,768,974
Cost of goods sold	(11,660,202)	(3,372,132)	(212,491)	-	(15,244,825)
Selling, general and
administrative expenses	(347,227)	(361,911)	(163,261)	(577,885)	(1,450,284)

Segment profit (loss)	$ 1,455,656	$ 34,931	$ 94,823	$ (577,885)	$ 1,007,525

Segment assets	$ 13,148,841	$ 1,925,529	$ 2,089,022	$3,716,575	$20,879,967

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

Some commodities are in saleable condition at acquisition.  We purchase these commodities in small amounts until we have a truckload of material available for shipment.  Some commodities are not in saleable condition at acquisition.  These commodities must be torched, sheared or baled.  We do not have work-in-process inventory that needs to be manufactured to become finished goods.  We include processing costs in inventory for all commodities.  Ferrous inventory of $2,163,316 at June 30, 2007 was comprised of $1,003,283 in raw materials and $1,160,033 of finished goods.  Non-ferrous inventory of $1,655,393 at June 30, 2007 was comprised of $416,946 in raw materials and $1,238,447 of finished goods.  Ferrous inventory of $1,667,937 at December 31, 2006 was comprised of $382,445 in raw materials and $1,285,492 of finished goods.  Non-ferrous inventory of $1,678,655 at December 31, 2006 was comprised of $451,289 in raw materials and $1,227,366 of finished goods.  We charged $1,321,566 in general and administrative processing costs to cost of sales for the six months ended June 30, 2007 and $2,353,435 for the year ended December 31, 2006.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers.  Other inventory includes cardboard and baling wire.  Inventories as of June 30, 2007 and December 31, 2006 consist of the following:

	June 30, 2007	December 31, 2006

Ferrous materials	$ 2,163,316	$ 1,667,937
Non-ferrous materials	1,655,393	1,678,655
Waste equipment machinery	19,426	56,200
Other	25,272	25,434

Total inventories	$ 3,863,407	$ 3,428,226

NOTE 6 -- LEASE COMMITMENTS

Operating Leases:

We lease our Louisville, Kentucky facility from a related party under an operating lease expiring December 2007.  The rent was adjusted in January 2003 per the agreement to monthly payments of $42,106 through December 2007.  In addition, we are also responsible for real estate taxes, insurance, utilities and maintenance expense.

We lease a facility in Dallas, Texas for management services operations.  The agreement provided that monthly payments of $2,457 were paid through September 2005.  The lease was renewed effective October 1, 2005 for a period of two years with monthly payments of $2,525.  We also lease other machinery and equipment under operating leases which expire through July 2009.

We lease a facility in Lexington, Kentucky for $4,500 per month; the lease terminates December 31, 2012.  We have subleased this property for a term commencing March 1, 2007 and ending December 31, 2012 for $4,500 per month.   If for any reason the sub lessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

On February 6, 2007, we leased 7.7 acres of real property, including a 38,000 square foot warehouse and a 400 square foot office, in Pineville, Louisiana for $5,250 per month for twenty-four months beginning March 1, 2007 and ending February 28, 2009, with an option to purchase the property for a purchase price of $575,000.

Future minimum lease payments for operating leases as of June 30, 2007 are as follows:

2007	$ 427,944
2008	137,557
2009	54,464
2010	54,000
2011	31,500

Future minimum lease payments	$ 705,465

Total rent expense for the six months ended June 30, 2007 and 2006 was $424,789 and $391,561, respectively.

Capital Leases:

We lease various pieces of equipment which qualify as capital leases.  These lease arrangements require monthly lease payments expiring at various dates through April 2010.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2007	2006

Equipment	$ 1,239,353	$ 757,513

Less accumulated depreciation	388,253	168,904

	$ 851,100	$ 588,609

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at June 30, 2007.

2007	$ 145,253
2008	124,187
2009	70,875
2010	15,850

Total future minimum lease payments	356,165
Less amount representing interest	(2,265)

Present value of net minimum
lease payments	353,900
Less current portion	(231,398)

Capital Lease Obligations	$ 122,502

NOTE  7 -- CASH DIVIDEND

The Board of Directors, at our May 15, 2007 annual meeting, declared a cash dividend payment of ten cents per share for shareholders of record as of June 15, 2007 with a payment date of July 20, 2007.  Accordingly, the dividend was accrued as of June 30, 2007.

NOTE 8 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Six months ended June 30, 2007 compared to six months ended June 30, 2006:

	2007	2006
Basic earnings per share
Net income	$ 1,614,379	$ 1,019,283
Weighted average shares outstanding	3,640,899	3,567,639

Basic earnings per share	$ .44	$ .29

Diluted earnings per share
Net income	$ 1,614,379	$ 1,019,283

Weighted average shares outstanding	3,640,899	3,567,639
Add dilutive effect of assumed exercising of stock options	-	14,669
Diluted weighted average shares
outstanding	3,640,899	3,582,308
Diluted earnings per share	$ .44	$ .29

Three months ended June 30, 2007 compared to three months ended June 30, 2006:

	2007	2006
Basic earnings per share
Net income	$ 821,299	$ 602,757
Weighted average shares outstanding	3,640,899	3,574,306

Basic earnings per share	$ .22	$ .17

Diluted earnings per share
Net income	$ 821,299	$ 602,757

Weighted average shares outstanding	3,640,899	3,574,306
Add dilutive effect of assumed exercising of stock options	-	15,908
Diluted weighted average shares
outstanding	3,640,899	3,590,214
Diluted earnings per share	$ .22	$ .17

NOTE 9 -- SUBSEQUENT EVENTS

On August 2, 2007, we named Brian G. Donaghy, age 31, ISA President and Chief Operating Officer for an initial term commencing on August 2, 2007 and ending on the termination date of December 31, 2011.  Mr. Donaghy had served as our acting COO from January 1, 2007 until August 2, 2007.  From 2001 to present, Mr. Donaghy owned and operated Industrial Logistic Services, LLC, a scrap metal and waste transportation company that leases property from ISA.  From May 2004 to December 2006, Mr. Donaghy assisted ISA as a consultant in its ferrous and non ferrous operations.  In connection with his selection as President and Chief Operating Officer, we entered into an executive employment agreement with him.  The executive employment agreement stipulates that Mr. Donaghy will receive a base salary of $3,000 per week plus benefits.  Mr. Donaghy will be entitled to participate in all medical and hospitalization, group life insurance, retirement, and any and all other welfare and fringe benefit plans.  We will provide Mr. Donaghy with a term life insurance policy with a death benefit not to exceed $50,000.  We will also provide Mr. Donaghy with a monthly car payment allowance the amount of which will not exceed $1,000 per month, which will be used by Mr. Donaghy to acquire an automobile selected by him with our concurrence.  Also, upon execution of the agreement, Mr. Donaghy will receive a signing bonus of 20,000 shares of ISA's common stock, worth $215,800 at the date of execution of the agreement, based on the share price on that date.  Using a 40% income tax rate, the compensation expense related to the common stock is $.036 per share.  Additionally, during the initial term of the agreement, Mr. Donaghy will be entitled to receive 20,000 shares of ISA's common stock per year, provided that certain conditions have been met, including that Mr. Donaghy has completed a full year of employment and that our EBITDA exceeds $4.5 million for the previous calendar year, taking into account the cost to ISA of the issuance of the shares.  The first measurement period for determining the right to receive the share award is calendar year 2008; therefore, the possible first award of shares would not occur until no later than April 1, 2009.  The measurement periods would then be the calendar years 2009 through 2011, with the possible awards occurring during the first quarters of the years after the applicable measurement periods.  In no event will Mr. Donaghy receive more than 100,000 shares of ISA's common stock.

We may terminate Mr. Donaghy's employment with or without cause.  If we terminate Mr. Donaghy's employment without cause, then through the initial term of the agreement or any applicable one year renewal period, we will continue to pay Mr. Donaghy his base salary as well as certain employee benefits.  We are also required to grant Mr. Donaghy any shares of ISA common stock that he would have been entitled to receive during the initial term of the agreement had we not terminated him.  If we terminate Mr. Donaghy's employment for cause, or if Mr. Donaghy voluntarily terminates his employment, or if his employment ends as a result of his death, we must pay him his accrued base salary through the termination date or date of death, as applicable, including any employee benefits that he is entitled to receive on that date.  He will also be entitled to receive any shares of ISA common stock that he would have been entitled to receive for the year in which the termination or his death occurred, as applicable.  If Mr. Donaghy's employment ends as a result of his incapacity, he shall be entitled to receive either worker's compensation benefits or insured benefits as provided by the ISA disability policy.  He will also be entitled to receive any shares of ISA common stock that he would have been entitled to receive for the year in which he became incapacitated.

On August 2, 2007, Industrial Logistic Services sold its assets to us pursuant to a 5-year installment sale for $1,110,040.  We pay the seller $100,000 at the time of execution of the asset purchase agreement and $20,000 per month for 60 months reflecting a seven percent (7%) interest payment on the outstanding balance plus principal amortization for a total of $1,200,000.  The assets sold from the trucking business include tractor trailers, trucks and containers.

As ratified by our board of directors on August 2, 2007, we entered into an employment agreement, effective as of April 4, 2007, with James K. Wiseman, III, age 53, pursuant to which he became our scrap manager.   This employment agreement ends on April 4, 2012, and provides for additional one year renewal terms thereafter.  Our board of directors, at the same meeting, appointed Mr. Wiseman as our vice president of ISA recycling.

Pursuant to Mr. Wiseman's employment agreement, we will pay him an annual base salary of $136,500.  He may also be eligible for bonus compensation from time to time.  In addition, we will provide Mr. Wiseman with a $550 car allowance, as well as allowances to cover his fuel and cell phone expenses.  Mr. Wiseman will also be eligible to participate in our employee benefits and deferred compensation plans that are generally available to our employees.

We may terminate Mr. Wiseman's employment with or without cause.  If Mr. Wiseman voluntarily terminates his employment or if we terminate Mr. Wiseman's employment for any reason, including if Mr. Wiseman dies or becomes incapacitated, we must pay him his accrued salary, earned bonus compensation, vested deferred compensation and any employee benefits he may be entitled to receive on the date of the termination.  Additionally, if we terminate his employment without cause, we must also continue to pay his base salary through the end of the initial term of his employment agreement.

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

We have operating locations in Louisville, Kentucky, Seymour, Indiana, and Dallas, Texas and a new facility in New Albany, Indiana.  We closed our Lexington location in the first quarter of 2007.  We do not have operating locations outside the United States.

Liquidity and Capital Resources

As of June 30, 2007 we held cash and cash equivalents of $1,452,261.

We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  This revolving credit facility has a three year term, provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred percent (100%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, 7.57% as of June 30, 2007, and is secured by all our assets (except rental fleet equipment).  As of June 30, 2007 we had borrowed $3,000,000 and as of December 31, 2006 we had borrowed $1,010,875 against this credit line.  The revolving credit facility contains certain restrictive and financial covenants.  At June 30, 2007, we were in compliance with all restrictive covenants.

We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment.  Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.  As of June 30, 2007 we had borrowed $1,855,572 and as of December 31, 2006 we had borrowed $1,929,016 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At June 30, 2007, we were in compliance with all restrictive covenants.

During the first two quarters of 2007, we paid $1,072,828 for land, improvements, property and equipment.  We paid $241,785 for property in New Albany, Indiana, located across the Ohio River from Louisville, Kentucky, the site of our headquarters.  In the recycling segment we paid $513,585 for cranes, shear rebuild, scales, trailers, and other operating equipment.  Additionally we purchased an excavator via a capital lease valued at $190,200.  In the equipment sales, leasing and service segment, we purchased $247,195 in rental equipment that we located at customer sites.  This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market.  We purchased $70,263 of office equipment.  We also reclassified $460,516 of construction-in-progress to capital assets.

Also, the Board of Directors at its June 21, 2007 meeting announced authorization to proceed with the purchase of a TSC 80 SXS shredder and complementary facility improvements totaling five million dollars. The selection of the TSC 80 SXS shredding plant will allow us to provide better quality scrap to our consumers, while at the same time broadening the type of scrap that we can process.  Our intention is to process many types of heavy grades of scrap that we presently process by shearing and to make specialty shredder grades of material for specific consumers.  We plan to finance the purchase of the shredder using our $10 million senior revolving credit facility or by attracting new capital.  The project is scheduled for completion in 2008.

We have a purchasing card with a credit limit of $6.0 million.  We included the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at June 30, 2007 was $717,088 with a due date of July 27, 2007.  The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges.  To date we have not incurred any interest charges on this purchasing card.  The card requires monthly minimum payments on any balance outstanding at month end.  We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs during the remainder of 2007.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Six months ended June 30,
	2007	2006
Statements of Operations Data:
Total Revenue .............................................................................	100.0%	100.0%
Cost of goods sold........................................................................	84.7%	86.0%
Selling, general and administrative expenses ..............................	8.1%	8.7%
Income before other expenses......................................................	7.2%	5.3%

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Total revenue increased $5,246,191 or 16.3% to $37,432,845 in 2007 compared to $32,186,654 in 2006.  Recycling revenue increased $5,329,402 or 20.2% to $28,895,786 in 2007 compared to $23,566,384 in 2006.  This is primarily due to a 22% increase in price of commodities in the recycling market.  Management services revenue decreased $221,390 or 2.9% to $7,492,503 in 2007 compared to $7,713,893 in 2006.  Equipment sales, service and leasing revenue increased $138,179 or 15.2% to $1,044,556 in 2007 compared to $906,377 in 2006.  This increase is due to an increase in rental revenue.

Total cost of goods sold increased $4,023,981 or 14.5% to $31,714,280 in 2007 compared to $27,690,299 in 2006.  Recycling cost of goods sold increased $4,116,003 or 20.2% to $24,498,867 in 2007 compared to $20,382,864 in 2006.  This is primarily due to 25% higher commodity purchase prices in the recycling market.  Management services cost of goods sold decreased $86,275 or 1.3% to $6,785,338 in 2007 compared to $6,871,613 in 2006.  Additionally, we reduced cost of goods sold by $142,544 in 2007 and by $300,000 in 2006 due to a change in management's estimate related to the liability associated with this operation which includes the contract settlement with our former customers.  Equipment sales, service and leasing cost of goods sold decreased $5,747 or 1.3% to $430,075 in 2007 compared to $435,822 in 2006.

Selling, general and administrative expenses increased $213,071 or 7.6% to $3,013,208 in 2007 compared to $2,800,137 in 2006.  As a percentage of revenue, selling, general and administrative expenses were 8.0% in 2007 compared to 8.7% in 2006.  The primary driver of the increase in total expenses is property repairs and maintenance, which increased $202,650 due to repairs to the premises.

Other income (expense) decreased $43,705 to other expense of ($41,118) in 2007 compared to other income of $2,587 in 2006.  This was primarily due to an increase in loss on disposal of assets of $36,314 and an increase in interest expense of $16,883.

Income tax provision increased $370,338 to $1,049,860 in 2007 compared to $679,522 in 2006.  The effective tax rate in 2007 was 39.4% compared to 40.0% in 2006 based on federal and state statutory rates.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Total revenue increased $1,825,462 or 10.3% to $19,528,096 in 2007 compared to $17,702,634 in 2006.  Recycling revenue increased $1,901,115 or 14.1% to $15,364,200 in 2007 compared to $13,463,085 in 2006.  This is primarily due to a 62% increase in price of commodities in the recycling market.  Management services revenue decreased $120,697 or 3.2% to $3,648,276 in 2007 compared to $3,768,974 in 2006.  Equipment sales, service and leasing revenue increased $45,044 or 9.6% to $515,620 in 2007 compared to $470,575 in 2006.  This increase is due to an increase in rental revenue.

Total cost of goods sold increased $1,227,687 or 8.1% to $16,472,512 in 2007 compared to $15,244,825 in 2006.  Recycling cost of goods sold increased $1,305,200 or 11.2% to 12,965,403 in 2007 compared to $11,660,202 in 2006.  This is due to 40% higher commodity purchase prices in the recycling market.  Management services cost of goods sold decreased $74,215 or 1.0% to $3,297,917 in 2007 compared to $3,372,132 in 2006.  Additionally, we reduced cost of goods sold by $107,266 in 2007 and by $150,000 in 2006 due to a change in management's estimate related to the liability associated with this operation with includes the contract settlement with our former customers.  Equipment sales, service and leasing cost of goods sold decreased $3,298 or 1.6% to $209,192 in 2007 compared to $212,491 in 2006.

Selling, general and administrative expenses increased $198,917 or 13.7% to $1,649,201 in 2007 compared to $1,450,284 in 2006.  As a percentage of revenue, selling, general and administrative expenses were 8.4% in 2007 compared to 8.2% in 2006.  The primary driver of the increase in total expenses is property repairs and maintenance, which increased $198,000 due to property improvements.

Other expense increased $40,981 to $43,912 in 2007 compared to $2,931 in 2006 primarily due to a decrease in gain/increase in loss on sale of assets.

Income tax provision increased $139,335 to $541,172 in 2007 compared to $401,837 in 2006.  The effective tax rate in 2007 was 39.7% compared to 40.0% in 2006 based on federal and state statutory rates.

Financial condition at June 30, 2007 compared to December 31, 2006

Cash and cash equivalents increased $120,454 to $1,452,261 as of June 30, 2007 compared to $1,331,807 as of December 31, 2006.

We used net cash from operating activities of $653,683 for the six months ended June 30, 2007.  Primarily this was due to an increase in accounts receivable of $2,427,873.

We used net cash from investing activities of $1,008,858 for the six months ended June 30, 2007.  Primarily, we purchased recycling and rental fleet equipment of $1,072,828.  The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

Our net cash from financing activities of $1,782,995 for the six months ended June 30, 2007 is primarily due to the advance of $4,350,000 on our line of credit offset by payments on debt of $2,434,319.

Accounts receivable trade increased $2,427,873 or 48.3% to $7,454,314 as of June 30, 2007 compared to $5,026,441 as of December 31, 2006.  This change is primarily due to an increase in selling prices in the Recycling segment.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We value inventory at the lower of cost or market.  Inventory increased $435,181 or 13% to $3,863,407 as of June 30, 2007 compared to $3,428,226 as of December 31, 2006.

Inventory aging for the period ended June 30, 2007 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Waste equipment machinery	$ -	$ -	$ -	$ 19,426	$ 19,426
Ferrous materials	1,074,037	612,846	441,365	35,068	2,163,316
Non-ferrous materials	1,403,515	122,982	54,321	74,575	1,655,393
Other	25,272	-	-	-	25,272

	$2,502,824	$ 735,828	$ 495,686	$ 129,069	$3,863,407

Inventory aging for the year ended December 31, 2006 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Waste equipment machinery	$ 33,720	$ 22,480	$ -	$ -	$ 56,200
Ferrous Materials	864,489	448,842	166,509	188,097	1,667,937
Non-ferrous materials	1,467,679	41,840	42,989	126,147	1,678,655
Other	25,434	-	-	-	25,434

	$2,391,322	$ 513,162	$ 209,498	$ 314,244	$3,428,226

Accounts payable trade increased $490,171 or 10.8% to $5,035,228 as of June 30, 2007 compared to $4,545,057 as of December 31, 2006, primarily due to market conditions.

Working capital increased $2,886,952 to $6,411,050 as of June 30, 2007 compared to $3,524,098 as of December 31, 2006.  The increase was primarily driven by the $2.4 million increase in accounts receivable.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2007.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$4,855,572	$154,607	$ 342,671	$4,358,294	$0
Capital Lease Obligations (2)	353,900	231,398	122,502	0	0
Operating Lease Obligations (3)	705,465	427,944	192,021	85,500	0
Total	$5,914,937	$ 813,949	$ 657,194	$4,443,794	$0

(1)     We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  Indebtedness under this credit facility accrues interest at BB&T's prime rate less one eighth.  The maturity date under this agreement is December 2009.  We have collateralized the credit facility with all our assets except our rental fleet.

         We also have a $2.0 million loan agreement with Fifth Third Bank.  Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%.  The maturity date is June 2011 with a ten-year amortization schedule and is collateralized by our rental fleet equipment.

(2)     We lease various pieces of equipment that qualify for capital lease treatment.  These lease arrangements require monthly lease payments expiring at various dates through April 2010.

(3)     We lease the Louisville, Kentucky facility from K&R, LLC, the sole member of which is Harry Kletter, our chief executive officer, under an operating lease expiring December 2007.  We have monthly rental payments of $42,106 through December 2007.  In the event of a change of control, the monthly payments become $62,500.  We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $2,525 are due through September 2007.  We also lease security equipment for which monthly payments of $464 are due through July 2009.  We lease property in Lexington, Kentucky for which monthly payments of $2,250 are due through January 2012, and we lease property in Louisiana for which monthly payments of  $5,250 are due through February 2009.

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

We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2007, variable rate borrowings consisted of outstanding borrowings of $3.0 million under our credit agreement with BB&T.  This revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 7.57% as of June 30, 2007. Any increase in this rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2007, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $30,000 per year, with a corresponding change in cash flows.

ITEM 4:  CONTROLS AND PROCEDURES

(a)        Evaluation of disclosure controls and procedures.

Based on the evaluation of the ISA Chief Executive Officer and the ISA Chief Financial Officer of our disclosure controls and procedures as of June 30, 2007, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d -- 15(e) promulgated by the Securities and Exchange Commission.

(b)        Changes in internal controls over financial reporting.

There have been no significant changes to ISA's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting subsequent to June 30, 2007.

PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings

On January 4, 2007, Lennox Industries, Inc., a commercial heating and air-conditioning manufacturer, filed suit against us in the Arkansas County, Arkansas Circuit Court in the case styled Lennox Industries, Inc. v. Industrial Services of America, Inc., Case No. CV-2007-004.  Because of settlement negotiations, Lennox did not serve us until May 23, 2007.  Lennox alleges that we breached a 2001 contract with Lennox where we agreed to act as agent for Lennox, by our failure to properly evaluate, categorize, classify and value the production scrap and waste of Lennox, thereby brokering such products at prices below market value.  Lennox also alleges negligence and breach of fiduciary duty related to the same alleged failure.  The Lennox complaint does not state any specific monetary damages.  We have filed an answer denying all claims and we currently believe that the claims have no merit.

Item 1A.   Risk Factors

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2006, as filed with the Securities and Exchange Commission on March 27, 2007.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

(a)        At the Annual Meeting of Shareholders held on May 15, 2007, the following proposals were adopted by the margins indicated:

(b)        PROPOSAL 1:  Annual Election of Directors.  The nominees for election as directors were Harry Kletter, Roman Epelbaum, Orson Oliver, Albert Cozzi and Richard Ferguson.  The seven director positions were filled based upon the five receiving the most votes:

	For	Withheld	Broker Non- Votes And Abstentions

Harry Kletter	2,449,927	7,900	-
Roman Epelbaum	2,450,747	7,080	-
Albert A. Cozzi	2,442,747	15,080	-
Richard E. Ferguson	2,449,247	8,580	-
Orson Oliver	2,450,747	7,080	-

(c)        PROPOSAL 2:  Ratification of Mountjoy & Bressler, LLP as our independent auditors.

For	Against	Broker Non-Votes And Abstentions

2,454,332	2,640	855

Item 5.   Other Information

None.

Item 6.   Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: August 8, 2007	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: August 8, 2007	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended June 30, 2007.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended June 30, 2007.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended June 30, 2007.