Form 10-K/A
period 2006-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2007-11-14
CIK 4187

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

EXPLANATORY NOTE

We are filing this Form 10-K/A, which serves as a first amendment to our Annual Report on Form 10-K for the year ended December 31, 2006, originally filed on March 27, 2007, to provide evidence of the actual execution of the opinions from our external auditors related to our audited financial statements contained in the Form 10-K.  Although we included the forms of these opinions in the original filing under Part IV, Item 15, at pages F-1 and F-2 of the original Form 10-K, evidence of the signatures is missing.  We have made no other changes to the Form 10-K as filed on March 27, 2007, other than the incorporation by reference from the Form 10-K for the year ended December 31, 2006, originally filed on March 27, 2007, of Exhibits 10.33 through 10.38 and newly executed Rule 13a-14(a) and Section 1350 Certifications.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:  November 13, 2007                                                        By :  /s/ Harry Kletter

                                                                                                                Harry Kletter, Chairman of the Board

                                                                                                                and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief	November 13, 2007
Harry Kletter	Executive Officer (Principal Executive Officer)

/s/ Alan L. Schroering	Chief Financial Officer	November 13, 2007
Alan L. Schroering	(Principal Financial Officer and
Principal Accounting Officer)

/s/ David W. Lester	Director	November 13, 2007
David W. Lester

/s/ Orson Oliver	Director	November 13, 2007
Orson Oliver

/s/ Roman Epelbaum	Director	November 13, 2007
Roman Epelbaum

/s/ Albert Cozzi	Director	November 13, 2007
Albert Cozzi

/s/ Craig Feltner	Director	November 13, 2007
Craig Feltner

/s/ Richard Ferguson	Director	November 13, 2007
Richard Ferguson

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of ISA is incorporated by reference to Exhibit 3.1 of ISA's report of Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of ISA are incorporated by reference to Exhibit 3.2 of ISA's report on Form 10-KSB for the year ended December 31, 1995.

10.1	**

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

10.33	**

Loan and Security Agreement dated June 30, 2006, by and between ISA and Fifth Third Bank is incorporated by reference herein to Exhibit 10.33 of ISA's report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.34	**

Promissory Note dated June 30, 2006, from ISA to Fifth Third Bank is incorporated by reference herein to Exhibit 10.34 of ISA's report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.35	**

Revolving Credit Facility Agreement dated December 22, 2006, by and between ISA and BB&T, is incorporated by reference herein to Exhibit 10.35 of ISA's report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.36	**

Promissory Note dated December 22, 2006, from ISA to BB&T, is incorporated by reference herein to Exhibit 10.36 of ISA's report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.37	**

Lease dated as of February 6, 2007, by and between Parks Wood Products, as Lessor, and ISA Real Estate, LLC, as Lessee, is incorporated by reference herein to Exhibit 10.37 of ISA's report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.38	**

Sub-Lease dated as of February 28, 2007, by and between ISA, as Sublessor, and Cohen Brothers of Lexington, Inc., as Sublessee, is incorporated by reference herein to Exhibit 10.38 of ISA's report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

11		Statement of Computation of Earnings Per Share (See Note 9 to Notes to Consolidated Financial Statements).

16

Letter from Crowe Chizek and Company, LLC dated April 28, 2005, regarding change in certifying accountant is incorporated by reference herein to Exhibit 16 of ISA's report on Form 8-K/A, as filed on April 28, 2005.

31.1		Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K/A for the year ended December 31, 2006.

31.2		Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K/A for the year ended December 31, 2006.

32.1		Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-K/A for the year ended December 31, 2006.

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

                                                                                    /s/ Mountjoy & Bressler, LLP

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

                                                                                   /s/ Crowe Chizek and Company, LLC
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