Form 10-Q/A
period 2007-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2007-11-14
CIK 4187

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

EXPLANATORY NOTE

We are filing this Form 10-Q/A, which serves as a first amendment to our Form 10-Q for the quarterly period ended June 30, 2007, as originally filed on August 8, 2007, to correct the table related to Contractual Obligations under Part I, Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations.  We have moved $3,000,000 of the amount that we included for the 3-5 year period in connection with Long-Term Obligations to the 1-3 year column after discovery of the fact that our credit facility with Branch Banking and Trust Company comes due in December 2009, which falls within the 1-3 year column rather than the 3-5 year column.  We have made no other changes to the Form 10-Q as filed on August 8, 2007, other than newly executed Rule 13a-14(a) and Section 1350 Certifications.

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

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2007.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$4,855,572	$154,607	$3,342,671	$1,358,294	$0
Capital Lease Obligations (2)	353,900	231,398	122,502	0	0
Operating Lease Obligations (3)	705,465	427,944	192,021	85,500	0
Total	$5,914,937	$ 813,949	$3,657,194	$1,443,794	$0

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

Item 6.   Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: November 13, 2007	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: November 13, 2007	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q/A for the quarter ended June 30, 2007.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q/A for the quarter ended June 30, 2007.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q/A for the quarter ended June 30, 2007.