Form 10-Q
period 2007-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2007-11-14
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2007: 3,640,899.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	September 30, 2007 (Unaudited) and December 31, 2006	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	September 30, 2007 and 2006 (Unaudited)	5

	Condensed Consolidated Statements of
	Operations - Nine Months Ended
	September 30, 2007 and 2006 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders' Equity
	September 30, 2007 and December 31, 2006 (Unaudited)	7

	Condensed Consolidated Statements of
	Cash Flows - Nine Months Ended
	September 30, 2007 and 2006 (Unaudited)	8

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	17

Part II	Other Information	25

Part I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007 (Unaudited)	December 31, 2006

Current assets
Cash and cash equivalents	$ 749,759	$ 1,331,807
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2007 and 2006)	6,891,603	5,026,441
Net investment in sales-type leases	62,034	50,586
Inventories	4,438,181	3,428,226
Deferred income taxes	150,819	106,725
Other	267,588	88,113

Total current assets	12,559,984	10,031,898

Net property and equipment	9,608,545	8,152,606

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	138,247	186,215
Notes receivable -- related party	212,860	238,566
Other assets (Note 10)	1,225,388	162,527
	2,136,500	1,147,313

	$ 24,305,029	$ 19,331,817

____________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2007 (Unaudited)	December 31, 2006
Current liabilities
Current maturities of long term debt	$ 333,118	$ 149,431
Current maturities of capital lease obligation	184,263	228,533
Accounts payable	4,240,514	4,545,057
Income tax payable	107,890	1,185,717
Other current liabilities	564,880	399,062
Total current liabilities	5,430,665	6,507,800

Long-term liabilities
Long-term debt	6,980,716	2,790,460
Capital lease obligation	121,932	67,853
Deferred income taxes	164,059	219,399
	7,266,707	3,077,712
Commitments (Note 6)

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,295,000 shares issued in 2007 and 2006, 3,640,899 shares outstanding in 2007 and 2006	21,575	21,475
Additional paid-in capital	3,599,524	3,194,816
Retained earnings	8,868,438	7,234,990
Treasury stock, 654,101 shares at average cost
in 2007 and 2006	(881,880)	(704,976)
	11,607,657	9,746,305
	$ 24,305,029	$19,331,817
____________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006

Revenue from services	$ 4,311,553	$ 4,094,753
Revenue from product sales	13,617,257	11,236,482
Total revenue	17,928,810	15,331,235

Cost of goods sold for services	3,841,742	3,865,193
Cost of goods sold for product sales	11,980,863	9,760,509
Reduction of cost of goods sold	(337,516)	(150,000)
Total cost of goods sold	15,485,089	13,475,702

Selling, general and administrative expense	1,791,116	1,344,366

Income before other income (expense)	652,605	511,167

Other income (expense)
Interest expense	(91,096)	(39,486)
Interest income	30,238	38,293
Gain/(loss) on sale of assets	9,782	(15,555)
Other income	193	1,595
	(50,883)	(15,153)

Income before income taxes	601,722	496,014

Income tax provision	218,563	56,446

Net income	$ 383,159	$ 439,568

Basic earnings per share	$ 0.11	$ 0.12

Diluted earnings per share	$ 0.11	$ 0.12

Weighted shares outstanding:
Basic	3,640,899	3,634,160

Diluted	3,640,899	3,639,461

____________________

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006

Revenue from services	$ 11,804,056	$ 11,808,646
Revenue from product sales	43,557,599	35,709,243
Total revenue	55,361,655	47,517,889

Cost of goods sold for services	10,769,624	11,036,806
Cost of goods sold for product sales	36,909,805	30,579,195
Reduction of cost of goods sold	(480,060)	(450,000)
Total cost of goods sold	47,199,369	41,166,001

Selling, general and administrative expense	4,804,324	4,144,503

Income before other income (expense)	3,357,962	2,207,385

Other income (expense)
Interest expense	(204,948)	(136,455)
Interest income	92,002	102,869
Gain/(loss) on sale of assets	(1,606)	9,371
Other income	22,551	11,649
	(92,001)	(12,566)

Income before income taxes	3,265,961	2,194,819

Income tax provision	1,268,423	735,968

Net income	$ 1,997,538	$ 1,458,851

Basic earnings per share	$ 0.55	$ 0.41

Diluted earnings per share	$ 0.55	$ 0.41

Weighted shares outstanding:
Basic	3,640,899	3,590,057

Diluted	3,640,899	3,603,719

____________________

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2007
(UNAUDITED)

_________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2006	4,295,000	$21,475	$3,194,816	$7,234,990	(654,101)	$ (704,976)	$9,746,305

Cash dividend	-	-	-	(364,090)	-	-	(364,090)

Repurchase of common stock	-	-	-	-	(20,000)	(198,460)	(198,460)

Stock bonus	-	100	194,144	-	20,000	21,556	215,800

Tax benefits related to common stock options			210,564				210,564

Net income	-	-	-	1,997,548	-	-	1,997,538

Balance as of September 30, 2007	4,295,000	$21,575	$3,599,524	$8,868,438	(654,101)	$ (881,880)	$11,607,657

____________________

See accompanying notes to consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

	2007	2006
Cash flows from operating activities
Net income	$ 1,997,538	$ 1,458,851
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,431,764	1,302,973
Deferred income taxes	(99,434)	(267,278)
Tax benefits related to common stock options	210,564	-
(Gain)/loss on sale of property and equipment	1,606	(9,371)
Change in assets and liabilities
Receivables	(1,865,162)	(1,475,752)
Net investment in sales-type leases	36,520	55,135
Inventories	(1,009,955)	(1,203,116)
Other assets	(176,826)	(84,640)
Accounts payable	(304,543)	(2,676,217)
Other liabilities	(912,009)	155,076
Net cash from operating activities	(689,937)	(2,744,339)

Cash flows from investing activities
Proceeds from sale of property and equipment	57,300	35,600
Purchases of property and equipment	(1,716,680)	(1,115,275)
Deposit for shredder system	(1,065,510)	-
Payments from related party	25,706	17,488
Net cash from investing activities	(2,699,184)	(1,062,187)

Cash flows from financing activities
Purchases of common stock	(198,460)	(16,338)
Issuance of common stock	215,800	111,653
Payments on capital lease obligation	(210,080)	(108,651)
Payment of cash dividend	(364,090)	-
Proceeds from long-term debt	6,350,000	6,000,000
Payments on long-term debt	(2,986,097)	(3,035,190)
Net cash from financing activities	2,807,073	2,951,474

Net decrease in cash and cash equivalents	(582,048)	(855,052)

Cash at beginning of period	1,331,807	1,721,301

Cash and cash equivalents at end of period	$ 749,759	$ 866,249

Supplemental disclosure of cash flow information
Cash paid for interest	$ 204,948	$ 133,241
Cash paid for taxes	2,235,377	464,262

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased under capital leases	219,889	120,395
Equipment purchased through seller financing	1,010,040	-

____________________

See accompanying notes to consolidated financial statements.

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements.  The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2007 and the results of our operations and changes in our cash flows for the periods ended September 30, 2007 and 2006.  Results of operations for the period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.  Additional information, including the audited December 31, 2006 consolidated financial statements and the Summary of Significant Accounting Policies, is included our Annual Report on Form 10-K for the year ended December 31, 2006 on file with the Securities and Exchange Commission.

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

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

On December 22, 2006, we executed a new revolving credit facility with Branch Banking and Trust Company increasing the borrowing line from $5.0 million to $10.0 million to provide us with working capital to support the current needs of our business.  This revolving credit facility has a three year term expiring December 22, 2009, and provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred percent (100%) of the net book value of our eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 7.57% as of September 30, 2007, and is secured by all our assets (except rental fleet equipment).  The balance of the credit facility at September 30, 2007 was $4,500,000.  The revolving credit facility contains certain restrictive and financial covenants.  At September 30, 2007, we were in compliance with all restrictive covenants and the entire amount of our credit facility less our outstanding borrowings was available for borrowings.

We also have a note payable to Fifth Third Bank secured by our rental fleet equipment with a fixed interest rate of 6.83% and monthly payments of $23,047.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.  The balance on the note was $1,817,902 at September 30, 2007 and $1,929,016 at December 31, 2006.

NOTE 4 -- SEGMENT INFORMATION

Our operations include three primary segments:  ISA Recycling, Computerized Waste Systems (CWS), and Waste Equipment Sales & Service (WESSCO).  ISA Recycling provides products and services to meet the needs of its customers related to ferrous, non-ferrous and fiber recycling at several locations in the Midwest.  CWS provides waste disposal services including contract negotiations with service providers, centralized billing, invoice auditing, and centralized dispatching.  WESSCO sells, leases, and services waste handling and recycling equipment.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 42,015,848	$ -	$ -	$ -	$42,015,848
Equipment sales, service
and leasing revenues	-	-	1,541,751	-	1,541,751
Management fees	-	11,804,056	-	-	11,804,056
Cost of goods sold	(36,280,146)	(10,289,564)	(629,659)	-	(47,199,369)
Selling, general and
administrative expenses	(1,393,658)	(981,102)	(520,397)	(1,909,167)	(4,804,324)

Segment profit (loss)	$ 4,342,044	$ 533,390	$ 391,695	$(1,909,167)	$ 3,357,962

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 34,339,091	$ -	$ -	$ -	$ 34,339,091
Equipment sales, service
and leasing revenues	-	-	1,370,152	-	1,370,152
Management fees	-	11,808,646	-	-	11,808,646
Cost of goods sold	(29,937,505)	(10,586,806)	(641,690)	-	(41,166,001)
Selling, general and
administrative expenses	(1,017,619)	(1,106,109)	(407,176)	(1,613,599)	(4,144,503)

Segment profit (loss)	$ 3,383,967	$ 115,731	$ 321,286	$ (1,613,599)	$ 2,207,385

Segment assets	$ 12,107,905	$ 2,009,541	$ 2,216,955	$ 3,354,641	$19,689,042

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 13,120,062	$ -	$ -	$ -	$ 13,120,062
Equipment sales, service
and leasing revenues	-	-	497,195	-	497,195
Management fees	-	4,311,553	-	-	4,311,553
Cost of goods sold	(11,781,279)	(3,504,226)	(199,584)	-	(15,485,089)
Selling, general and
administrative expenses	(402,237)	(435,056)	(167,553)	(786,270)	(1,791,116)

Segment profit (loss)	$ 936,546	$ 372,271	$ 130,058	$ (786,270)	$ 652,605

Segment assets	$ 15,713,728	$ 3,293,727	$2,224,422	$ 3,073,152	$24,305,029

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 10,772,707	$ -	$ -	$ -	$10,772,707
Equipment sales, service
and leasing revenues	-	-	463,775	-	463,775
Management fees	-	4,094,753	-	-	4,094,753
Cost of goods sold	(9,554,641)	(3,715,193)	(205,868)	-	(13,475,702)
Selling, general and
administrative expenses	(363,598)	(337,530)	(106,455)	(536,783)	(1,344,366)

Segment profit (loss)	$ 854,468	$ 42,030	$ 151,452	$ (536,783)	$ 511,167

Segment assets	$ 12,107,905	$ 2,009,541	$ 2,216,955	$ 3,354,641	$19,689,042

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

Some commodities are in saleable condition at acquisition.  We purchase these commodities in small amounts until we have a truckload of material available for shipment.  Some commodities are not in saleable condition at acquisition.  These commodities must be torched, sheared or baled.  We do not have work-in-process inventory that needs to be manufactured to become finished goods.  We include processing costs in inventory for all commodities.  Ferrous inventory of $1,820,449 at September 30, 2007 was comprised of $950,008 in raw materials and $870,441 of finished goods.  Non-ferrous inventory of $2,503,405 at September 30, 2007 was comprised of $846,740 in raw materials and $1,656,665 of finished goods.  Ferrous inventory of $1,667,937 at December 31, 2006 was comprised of $382,445 in raw materials and $1,285,492 of finished goods.  Non-ferrous inventory of $1,678,655 at December 31, 2006 was comprised of $451,289 in raw materials and $1,227,366 of finished goods.  We charged $2,008,203 in general and administrative processing costs to cost of sales for the nine months ended September 30, 2007 and $2,353,435 for the year ended December 31, 2006.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers.   Other inventory includes cardboard and baling wire.  Inventories as of September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006

Ferrous materials	$ 1,820,449	$ 1,667,937
Non-ferrous materials	2,503,405	1,678,655
Waste equipment machinery	84,036	56,200
Other	30,291	25,434

Total inventories	$ 4,438,181	$ 3,428,226

NOTE 6 -- LEASE COMMITMENTS

Operating Leases:

We lease our Louisville, Kentucky facility from a related party under an operating lease expiring December 2007.  The rent was adjusted in January 2003 per the agreement to monthly payments of $42,106 through December 2007.  In addition, we are also responsible for real estate taxes, insurance, utilities and maintenance expense.

We lease a facility in Dallas, Texas for management services operations.  The agreement provided that we make monthly payments of $2,457 through September 2005.  The lease was renewed effective October 1, 2005 for a period of two years with monthly payments of $2,525, and renewed again October 1, 2007 for a period of one year with monthly payments of $969.   We also lease other machinery and equipment under operating leases which expire through July 2009.

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

Future minimum lease payments for operating leases as of September 30, 2007 are as follows:

2007	$ 308,500
2008	108,882
2009	54,000
2010	54,000
2011	18,000

Future minimum lease payments	$ 543,382

Total rent expense for the nine months ended September 30, 2007 and 2006 was $637,741 and $585,237, respectively.

Capital Leases:

We lease various pieces of equipment which qualify as capital leases.  These lease arrangements require monthly lease payments expiring at various dates through June 2010.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2007	2006

Equipment	$ 1,269,222	$ 861,730

Less accumulated depreciation	254,894	304,199

	$ 1,014,328	$ 557,531

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at September 30, 2007.

2007	$ 184,263
2008	73,296
2009	70,822
2010	31,700

Total future minimum lease payments	360,081
Less amount representing interest	(53,887)

Present value of net minimum
lease payments	306,195
Less current portion	(184,263)

Capital Lease Obligations	$ 121,932

NOTE 7 -- CASH DIVIDEND

The Board of Directors, at our May 15, 2007 annual meeting, declared a cash dividend payment of ten cents per share for shareholders of record as of June 15, 2007 with a payment date of July 20, 2007.

NOTE 8 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006:

	2007	2006
Basic earnings per share
Net income	$ 1,997,538	$ 1,458,851

Weighted average shares outstanding	3,640,899	3,590,057

Basic earnings per share	$ .55	$ .41

Diluted earnings per share
Net income	$ 1,997,538	$ 1,458,851

Weighted average shares outstanding	3,640,899	3,590,057
Add dilutive effect of assumed exercising of stock options	-	13,662
Diluted weighted average shares outstanding	3,640,899	3,603,719
Diluted earnings per share	$ .55	$ .41

Three months ended September 30, 2007 compared to three months ended September 30, 2006:

	2007	2006
Basic earnings per share
Net income	$ 383,159	$ 439,568

Weighted average shares outstanding	3,640,899	3,634,160

Basic earnings per share	$ .11	$ .12

Diluted earnings per share
Net income	$ 383,159	$ 439,568

Weighted average shares outstanding	3,640,899	3,634,160
Add dilutive effect of assumed exercising of stock options	-	5,301
Diluted weighted average shares outstanding	3,640,899	3,639,461
Diluted earnings per share	$ .11	$ .12

NOTE 9 -- SIGNIFICANT EVENTS

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

In connection with his selection as President and Chief Operating Officer, ISA entered into an executive employment agreement with him.  The executive employment agreement stipulates that Mr. Donaghy will receive a base salary of $3,000 per week plus benefits.  Mr. Donaghy will be entitled to participate in all medical and hospitalization, group life insurance, retirement, and any and all other welfare and fringe benefits.  We will provide Mr. Donaghy with a term life insurance policy with a death benefit not to exceed $50,000.  We will also provide Mr. Donaghy with a monthly car payment allowance the amount of which will not exceed $1,000 per month, which will be used by Mr. Donaghy to acquire an automobile selected by him with our concurrence.

Additionally, during the initial term of the agreement, Mr. Donaghy will be entitled to receive 20,000 shares of ISA's common stock per year, provided that certain conditions have been met, including that Mr. Donaghy has completed a full year of employment and that our EBITDA exceeds $4.5 million for the previous fiscal year.  In no event will Mr. Donaghy receive more than 100,000 shares of ISA's common stock under this agreement.

On August 2, 2007, we entered into an asset purchase agreement funded by a note payable to ILS whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We also paid ILS $100,000 cash as a signing bonus at the time of execution of the asset purchase agreement.  We recorded a related party note payable of $1,010,040 with an outstanding balance at September 30, 2007 of $820,076, which is included in long-term debt caption on the consolidated balance sheet.

NOTE 10 -- SHREDDER SYSTEM COMMITMENT

The Board of Directors, at its June 21, 2007 meeting, announced authorization to proceed with the purchase of a shredder system and complimentary facility improvements totaling five million dollars.  On July 30, 2007, the Company entered into a contract with The Shredder Company located in Canutillo, Texas to purchase a shredder system for $3,551,700.  To date, we have made deposit payments totaling $1,065,510 classified as other assets.  We are financing the purchase of the shredder system with our $10.0 million senior revolving credit facility. This project is scheduled to be completed in 2008.

NOTE 11 -- CHANGE IN ESTIMATE

As disclosed in our annual report for the year ended December 31, 2006, management changed an estimate in 2006 relating to the cost of goods sold associated with the Computerized Waste Systems (CWS) segment. As a result of this change in estimate, we recorded a reduction in the cost of goods sold of $337,516 for the third quarter ending September 30, 2007 and $480,060 for nine months ending September 30, 2007.  In the third quarter of 2007, as a result of the reduction of $337,516, income before other income (expense) increased $337,516, net income increased by $214,930, and earnings per share increased $.059 per share.  For the first nine months of 2007, as a result of the reduction of $480,060, income before other income (expense) increased $480,060, net income increased by $293,616, and earnings per share increased $.081 per share.

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

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers.  Currently, we service 2,293 customer locations throughout the United States and we utilize an active database of over 6,300 vendors to provide timely, thorough and cost-effective service to our customers.

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

We have operating locations in Louisville, Kentucky, Seymour, Indiana, New Albany, Indiana and Dallas, Texas and property in Pineville, Louisiana. We do not have operating locations outside the United States.

Liquidity and Capital Resources

As of September 30, 2007 we held cash and cash equivalents of $749,759.

We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  This revolving credit facility has a three year term, provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred percent (100%) of our net book value of eligible equipment less outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, 7.57% as of September 30, 2007, and is secured by all our assets (except rental fleet equipment).  As of September 30, 2007 we had borrowed $4,500,000 and as of December 31, 2006 we had borrowed $1,010,875 against this credit line.  The revolving credit facility contains certain restrictive and financial covenants.  At September 30, 2007, we were in compliance with all restrictive covenants.

We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment.  Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%.  The maturity date under this agreement is September 2011 with a ten-year amortization schedule.  As of September 30, 2007 we had borrowed $1,817,902 and as of December 31, 2006 we had borrowed $1,929,016 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At September 30, 2007, we were in compliance with all restrictive covenants.

During the first three quarters of 2007, we paid $1,716,680 cash and $1,229,929 funded via a combination of capital leases and seller provided note payable for land, improvements, property and equipment.  We paid $264,846 for property in New Albany, Indiana, located across the Ohio River from Louisville, Kentucky, the site of our headquarters.  We paid $501,348 for property improvements to our Louisville location.  In the recycling segment we paid $1,014,336 for cranes, shear rebuild, scales, trailers, and other operating equipment.  In the equipment sales, leasing and service segment, we purchased $394,861 in rental equipment that we located at customer sites.  This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market.  We purchased $90,813 of office equipment.

Also, the Board of Directors at its June 21, 2007 meeting announced authorization to proceed with the purchase of a TSC 80 SXS shredder system and complementary facility improvements totaling five million dollars. The selection of the TSC 80 SXS shredding plant will allow us to provide better quality scrap to our consumers, while at the same time broadening the type of scrap that we can process.  Our intention is to process many types of heavy grades of scrap that we presently process by shearing and to make specialty shredder grades of material for specific consumers.  We plan to finance the purchase of the shredder system using our $10 million senior revolving credit facility or by attracting new capital.  The project is scheduled for completion in 2008.

We have a purchasing card with a credit limit of $6.0 million.  We included the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at September 30, 2007 was $636,612 with a due date of October 27, 2007.  The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges.  To date we have not incurred any interest charges on this purchasing card.  The card requires monthly minimum payments on any balance outstanding at month end.  We receive rebates on an annual basis for all purchases made with the card.

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

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Nine months ended September 30,
	2007	2006
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	85.2%	86.6%
Selling, general and administrative expenses ......................................	8.7%	8.7%
Income before other expenses...........................................................	6.1%	4.7%

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Total revenue increased $7,843,766 or 16.5% to $55,361,655 in 2007 compared to $47,517,889. in 2006.  Recycling revenue increased $7,676,757 or 22.4% to $42,015,848 in 2007 compared to $34,339,091 in 2006.  This is primarily due to a 14% increase in price of commodities in the recycling market.  Management services revenue decreased $4,590 or 0.1% to $11,804,056 in 2007 compared to $11,808,646 in 2006 due to new customers.  Equipment sales, service and leasing revenue increased $171,599 or 12.5% to $1,541,751 in 2007 compared to $1,370,162 in 2006.  This increase is due to an increase in rental revenue.

Total cost of goods sold increased $6,033,368 or 14.7% to $47,199,369 in 2007 compared to $41,166,001 in 2006.  Recycling cost of goods sold increased $6,342,641 or 21.2% to $36,280,146 in 2007 compared to $29,937,505 in 2006.  This is primarily due to 25% higher commodity purchase prices in the recycling market.  Management services cost of goods sold decreased $297,242 or 2.8% to $10,289,564 in 2007 compared to $10,586,806 in 2006 due to new customers.  Additionally, we reduced cost of goods sold by $480,060 in 2007 and by $450,000 in 2006 due to a change in management's estimate related to the liability associated with this operation which includes the contract settlement with our former customers.  Equipment sales, service and leasing cost of goods sold decreased $12,031 or 1.9% to $629,659 in 2007 compared to $641,690 in 2006.

Selling, general and administrative expenses increased $659,821 or 16.0% to $4,804,324 in 2007 compared to $4,144,503 in 2006.  As a percentage of revenue, selling, general and administrative expenses were 8.7% in 2007 compared to 8.7% in 2006.  The primary driver of the increase in total expenses is property repairs and maintenance, which increased $215,308 due to repairs to the premises.

Other expense increased $79,435 to other expense of $92,001 in 2007 compared to other expense of $12,566 in 2006.  This was primarily due to an increase in loss on disposal of assets of $10,977 and an increase in interest expense of $68,493.

Income tax provision increased $532,455 to $1,268,423 in 2007 compared to $735,968 in 2006.  The effective tax rate in 2007 was 39% compared to 34% in 2006 based on federal and state statutory rates.  This increase in the overall effective tax rate for 2007 was due to the 2006 recognition of a tax benefit of $270,000 for the exercise of stock options by a consultant.

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Total revenue increased $2,597,575 or 17.0% to $17,928,810 in 2007 compared to $15,331,235 in 2006.  Recycling revenue increased $2,347,355 or 21.8% to $13,120,062 in 2007 compared to $10,772,707 in 2006.  This is primarily due to a 28% increase in price of commodities in the recycling market.  Management services revenue increased $216,800 or 5.3% to $4,311,553 in 2007 compared to $4,094,753 in 2006 due to new customers.  Equipment sales, service and leasing revenue increased $33,420 or 7.2% to $497,195 in 2007 compared to $463,775 in 2006.  This increase is due to an increase in rental revenue.

Total cost of goods sold increased $2,009,3875 or 15.0% to $15,485,089 in 2007 compared to $13,475,702 in 2006.  Recycling cost of goods sold increased $2,226,638 or 23.3% to $11,781,279 in 2007 compared to $9,554,641 in 2006.  This is due to 53% higher commodity purchase prices in the recycling market.  Management services cost of goods sold decreased $210,967 or 5.7% to $3,504,226 in 2007 compared to $3,715,193 in 2006 due to new customers.  Additionally, we reduced cost of goods sold by $337,516 in 2007 and by $150,000 in 2006 due to a change in management's estimate related to the liability associated with this operation which includes the contract settlement with our former customers.  Equipment sales, service and leasing cost of goods sold decreased $6,284 or 3.1% to $199,584 in 2007 compared to $205,868 in 2006.

Selling, general and administrative expenses increased $446,750 or 33.3% to $1,791,116 in 2007 compared to $1,344,366 in 2006.  As a percentage of revenue, selling, general and administrative expenses were 10.0% in 2007 compared to 8.8% in 2006.  The primary driver of the increase in total expenses is the $215,800 stock bonus paid to Brian Donaghy, our new president and chief operating officer, $56,200 increase in fuel and lubricants, $38,000 increase in truck driver labor, and $33,200 increase in equipment repair and maintenance.

 Other expense increased $35,730 to $50,883 in 2007 compared to $15,153 in 2006 primarily due to a $51,610 increase in interest expense.

Income tax provision increased $162,117 to $218,563 in 2007 compared to a provision of $56,446 in 2006.  The effective tax rate for the third quarter of 2007 was 36% compared to 11% in the third quarter of 2006 based on federal and state statutory rates.  This increase in the effective tax rate for 2007 was due to the 2006 recognition of a tax benefit of $270,000 for the exercise of stock options by a consultant.

 Financial condition at September 30, 2007 compared to December 31, 2006

Cash and cash equivalents decreased $582,048 to $749,759 as of September 30, 2007 compared to $1,331,807 as of December 31, 2006.

We used net cash from operating activities of $689,937 for the nine months ended September 30, 2007.  Primarily this was due to increases in accounts receivable and inventory of $1,865,162 and $1,009,955, respectively, offset by net income of $1,997,538.

We used net cash from investing activities of $2,699,184 for the nine months ended September 30, 2007.  We purchased recycling and rental fleet equipment of $1,716,680.  The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.  We also made a deposit of $1.1 million for the purchase of a shredder system.

Our net cash from financing activities of $2,807,073 for the nine months ended September 30, 2007 is primarily due to the advance of $6,350,000 on our line of credit offset by payments on debt of $2,986,097 and payment of a cash dividend of $364,090.

Accounts receivable trade increased $1,865,162 or 37.1% to $6,891,603 as of September 30, 2007 compared to $5,026,441 as of December 31, 2006.  This change is primarily due to an increase in selling prices in the Recycling segment.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We value inventory at the lower of cost or market.  Inventory increased $1,009,955 or 29.5% to $4,438,181 as of September 30, 2007 compared to $3,428,226 as of December 31, 2006.

Inventory aging for the period ended September 30, 2007 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Waste equipment machinery	$ -	$ -	$ -	$ 84,036	$ 84,036
Ferrous materials	1,027,292	425,627	367,530	-	1,820,449
Non-ferrous materials	2,224,599	102,281	62,967	113,558	2,503,405
Other	8,787	-	-	21,504	30,291

	$3,260,678	$ 527,908	$ 430,497	$219,098	$4,438,181

Inventory aging for the year ended December 31, 2006 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Waste equipment machinery	$ 33,720	$ 22,480	$ -	$ -	$ 56,200
Ferrous Materials	864,489	448,842	166,509	188,097	1,667,937
Non-ferrous materials	1,467,679	41,840	42,989	126,147	1,678,655
Other	25,434	-	-	-	25,434

	$2,391,322	$ 513,162	$ 209,498	$ 314,244	$3,428,226

Accounts payable trade decreased $304,543 or 6.7% to $4,240,514 as of September 30, 2007 compared to $4,545,057 as of December 31, 2006, primarily due to market conditions.

Working capital increased $3,605,221 to $7,129,319 as of September 30, 2007 compared to $3,524,098 as of December 31, 2006.  The increase was primarily driven by the $1.9 million increase in accounts receivable and the $1.0 million increase in inventory.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2007.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations (1)	$7,313,834	$333,118	$5,239,324	$1,741,392	$0

Capital Lease Obligations (2)	306,195	184,263	121,932	0	0

Operating Lease Obligations (3)	543,382	308,500	162,882	72,000	0

Total	$8,163,411	$ 825,881	$5,524,138	$1,813,392	$0

(1)        We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  Indebtedness under this credit facility accrues interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 7.57% as of September 30, 2007.  The maturity date under this agreement is December 2009.  We have collateralized the credit facility with all our assets except our rental fleet.  In August 2007 we entered into an asset purchase agreement with ILS whereby we pay $20,000 per month for 60 months reflecting a seven (7%) interest payment on the outstanding balance plus principal amortization.  The assets sold by ILS to us include tractor trailers, trucks and containers.  The principal owner of ILS was our newly elected president and chief operating officer, Mr. Brian Donaghy.

            We also have a $2.0 million loan agreement with Fifth Third Bank.  Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%.  The maturity date is September 2011 with a ten-year amortization schedule and is collateralized by our rental fleet equipment.

(2)        We lease various pieces of equipment that qualify for capital lease treatment.  These lease arrangements require monthly lease payments expiring at various dates through April 2010.

(3)        We lease the Louisville, Kentucky facility from K&R, LLC, the sole member of which is Harry Kletter, our chief executive officer, under an operating lease expiring December 2007.  We have monthly rental payments of $42,106 through December 2007.  In the event of a change of control, the monthly payments become $62,500.  We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $969 are due through September 2008, at which time we may renew the lease for another year.  We also lease security equipment for which monthly payments of $464 are due through July 2009.  We lease property in Lexington, Kentucky for which monthly payments of $2,250 are due through January 2012, and we lease property in Louisiana for which monthly payments of  $5,250 are due through February 2009.

Impact of Recently Issued Accounting Standards

Effective December 31, 2006, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our adoption of FIN 48 required no change to our financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for us. While we continue to review the provisions of SFAS 159, we have not yet identified any assets or liabilities for which we currently believe we will elect the fair value reporting option.

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

            We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2007, variable rate borrowings consisted of outstanding borrowings of $3.0 million under our credit agreement with BB&T.  This revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 7.57% as of September 30, 2007. Any increase in this rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2007, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $45,000 per year, with a corresponding change in cash flows.

            We may also be exposed to interest rate risk on our fixed rate borrowing with Fifth Third Bank.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.  The interest rate could change in July 2011.

ITEM 4:    CONTROLS AND PROCEDURES

(a)        Evaluation of disclosure controls and procedures.

            Based on the evaluation of the ISA Chief Executive Officer and the ISA Chief Financial Officer of our disclosure controls and procedures as of September 30, 2007, it has been concluded that the disclosure controls and procedures are effective for the purposes contemplated by Rules 13a-15(e) and 15d - 15(e) promulgated by the Securities and Exchange Commission.

(b)        Changes in internal controls over financial reporting.

            There have been no significant changes to ISA's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting subsequent to September 30, 2007.

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

            None.

Item 5. Other Information

            None.

Item 6. Exhibits

            See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: November 14, 2007	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: November 14, 2007	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended September 30, 2007.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended September 30, 2007.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended September 30, 2007.