Form 10-K
period 2007-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2008-03-31
CIK 4187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

[ x ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes No X

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

Yes   X    No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [   ]

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated  filer, or a smaller reporting company..   See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes No X

Aggregate market value of the 1,978,699 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on June 30, 2007: $27,323,851.

Number of shares of Common Stock, $.005 par value, outstanding as of the close of business on March 31, 2008: 3,620,899.
_____________________

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

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

Available Information

We make available, free of charge, through our website www.isa-inc.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, and amendments to those reports as soon as reasonably practicable after we have electronically filed with the Securities and Exchange Commission. We also make available on our website our audit committee charter, our Business Ethics Policy and Code of Conduct and our Code of Ethics for the CEO, CFO and senior financial officers. Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. Information contained on our website www.isa-inc.com is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this report.

Our principal products and services are ferrous and non-ferrous scrap metals, management services, and waste equipment sales, rental and service.  Our goal is to remain dedicated to the recycling, management services, and equipment industry while sustaining steady growth at an acceptable profit, adding to our net worth, and providing positive returns for our stockholders.

ISA Recycling Operating Division

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

Ferrous Scrap Processing - We prepare ferrous scrap material for resale through a variety of methods including sorting, shearing, cutting and bailing.  We produce a number of differently sized, shaped and graded products depending upon customer specifications and market demand.

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

On July 1, 1984, we began a solid waste handling and disposal equipment sales organization under the name Waste Equipment Sales and Services Company, which we refer to as WESSCO.  On January 1, 1985, we merged with Computerized Waste Systems, Inc., a Massachusetts corporation.  CWS was a corporation specializing in offering solid waste management consultations for large multi-location companies involved in the retail, restaurant and industrial sectors.  At the time of the merger, CWS was concentrating on large retail chains, but has changed its emphasis to include commercial and industrial customers.  This strategy created an additional target market for us.   Subsequent to the merger with CWS, we moved the CWS headquarters from Springfield, Massachusetts to Louisville, Kentucky.  At the time of the merger, much of the customer base and marketing efforts were concentrated in the Northeast.  With the move to Louisville, we began to expand our marketing efforts, which are now nationwide as well as in Canada.

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

On February 15, 2005 we added a location in Lexington, Kentucky.  We were using this property as a transfer station for ferrous and nonferrous material.  There were no processing operations at this facility.  We discontinued operations at this location in the first quarter of 2007 and currently sublease the location to an unaffiliated party.

During 2007, we added a location in New Albany, Indiana across the Ohio River from Louisville, Kentucky, the site of our headquarters.  We use this property as a transfer station for nonferrous material.

During 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to Industrial Logistic Services, LLC, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement.

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

Employees

As of December 31, 2007, ISA had one hundred nineteen (119) full-time employees as follows: recycling 72, management services 14, sales/leasing 5, drivers 19, mechanics 1, and administration/information technology 8.  None of our employees is a member of a union.

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

Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters.  Several states have enacted laws that will require counties to adopt comprehensive plans to reduce, through waste planning, composting, recycling, or other programs, and the volume of solid waste landfills. Several states have recently enacted these laws.  Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are under consideration by Congress and the EPA.

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

Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our fleet of cranes and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors.  During 2005, 2006 and 2007, we experienced increases in the cost of fuel and other petroleum-based products.  A portion of these increases we passed on to our customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. Due to political instability in oil-producing countries, fuel prices may continue to increase in 2008. A significant increase in fuel costs could adversely affect our business.

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

Our success is dependent on the management and leadership skills of our senior management team. We have not entered into employment agreements with any of our senior management personnel with the exception of our president and chief operating officer, Brian Donaghy, and our vice president of ISA Recycling, James Wiseman III. The loss of any members of our management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.

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

In recent periods, there has been volatility in the market price for our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

--       our quarterly operating results or the operating results of our companies in the waste management or ferrous, non-ferrous and fiber recycling industry;

--       changes in general conditions in the economy, the financial markets or the ferrous, non-ferrous and fiber recycling industry;

--       loss of significant customers and

--       increases in materials and other costs.

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

Related Parties Agreements --K&R

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

Lease Agreement.  This K&R lease, effective as of January 1, 1998, covers approximately 20.5 acres of land and the improvements thereon, which are located at 7100 Grade Lane in Louisville, Kentucky.  The principal improvements consist of the following:

--       an approximately 22,750 square foot building used as the corporate and CWS offices;

--       an approximately 8,286 square foot building used for sales/leasing and information technology offices;

--       an approximately 13,995 square foot building used as the paper recycling plant;

--       an approximately 12,000 square foot building used for the metals recycling plant;

--       an approximately 51,760 square foot building used as the recycling offices and warehouse space;

--       and the remaining 15,575 square feet of space contained in five (5) buildings ranging in size from approximately 256 to 8,000 square feet.

The initial term of the K&R lease is for ten years with two five-year option periods available thereafter.  In 2007, we extended this lease agreement for five years per the terms of the lease.  The base rent for the first five years was $450,000 per annum.  The rent for the second five years, beginning January 1, 2003, became $505,272 per annum, payable at the beginning of each month in an amount equal to $42,106.  The rent for the third five years, beginning January 1, 2008, became $582,000 per annum, payable at the beginning of each month in an amount equal to $48,500. This fixed minimum rent adjusts each five years, including for each of the option periods, in accordance with the consumer price index.  The fixed minimum rent also increases to $750,000 per annum, in an amount equal to $62,500 per month in the event of our change in control.  We must pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses.  The K&R lease provides for our indemnification of K&R for all damages arising out of our use of or the condition of the leased premises excepting from K&R's negligence.

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

In an addendum to the K&R lease as of January 1, 2005, the rent was increased $4,000 as a result of the improvements made to the property in 2004.  For years 2006 and 2007, the payments to K&R by the Company of $4,000 for additional rent and the monthly payment from K&R to the Company of $3,897.66 for the promissory note were offset.  In 2007, we extended this lease agreement for five years per the terms of the lease.

K&R Consulting Agreement.  The K&R consulting agreement remains in effect until December 31, 2007, with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date.  We have renewed this consulting agreement for one year.  K&R shall provide strategic planning for mergers and acquisitions.  We are responsible for all of K&R's expenses and pay to K&R $240,000 in equal monthly installments of $20,000 in connection with the K&R consulting activities.

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

Lease and Sublease Agreements -- Lexington

We have subleased the Lexington property to an unaffiliated party for a term that commenced March 1, 2007 and ends December 31, 2012 for $4,500 per month.   We currently lease this property from an unrelated party for $4,500 per month; the lease terminates December 31, 2012.  If for any reason the sub lessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

Lease Agreement , Louisiana

On February 6, 2007, we leased 7.7 acres of real property, including a 38,000 square foot warehouse and a 400 square foot office, in Pineville, Louisiana for $5,250 per month for twenty-four months beginning March 1, 2007 and ending February 28, 2009, with an option to purchase the property for a purchase price of $575,000.  On January 18, 2008, we sold our position in this property, including the lease and the option, for $25,000.

Property Purchase, New Albany

During 2007, we added a location in New Albany, Indiana across the Ohio River from Louisville, Kentucky, the site of our headquarters.  We use this property as a transfer station for nonferrous material.

Item 3.        Legal Proceedings.

In May 2006, All American Recycling ("AAR") and its owners, R.D. Burton and Donna Burton filed an action against us and K & R Resources LLC in All American Recycling, Inc. and RD Burton and Donna Burton vs. Industrial Services of America, Inc., Jefferson County, Kentucky Circuit Court, Case No.  06C04701.  In May 2007 AAR amended its complaint to identify Harry Kletter, Brian Donaghy, Ronald Kletter and Edward List as individual defendants in this action. The causes of action alleged against the individual defendants and us include breach of contract, misrepresentation, fraud, malicious, willful and reckless conduct and trespass. The dispute arises from two agreements among the parties in December 2004 in settlement of prior litigation between AAR and us.  One of the two agreements called for us to refer to AAR a retail customer .  AAR, in turn, agreed to then sell all of its non-ferrous metals to us based on an agreed pricing schedule.  AAR alleges that we breached the agreement by not referring the retail customer to AAR and paid AAR on a basis other than the basis provided in the agreement.  Our counterclaim alleges that we paid AAR on the basis provided for in the agreement and that AAR breached the agreement by selling its metals to third party purchasers.  The complaint does not allege any specific amount of damages.  The case is in the discovery stage with the plaintiff having made a motion for summary judgment to which we recently responded.  A trial date is set for May 27, 2008.  Currently we  believe that the case is without merit.

On January 4, 2007, Lennox Industries, Inc., a commercial heating and air-conditioning manufacturer, filed suit against us in the Arkansas County, Arkansas Circuit Court in the case styled Lennox Industries, Inc. v. Industrial Services of America, Inc., Case No. CV-2007-004.  Because of settlement negotiations, Lennox did not serve us until May 23, 2007.  Lennox alleges that we breached a 2001 contract with Lennox where we agreed to act as agent for Lennox, by our failure to properly evaluate, categorize, classify and value the production scrap and waste of Lennox, thereby brokering such products at prices below market value.  Lennox also alleges negligence and breach of fiduciary duty related to the same alleged failure.  The Lennox complaint does not state any specific monetary damages.  We have filed an answer denying all claims.  The litigation is in its discovery phase.   We currently believe that the claims have no merit.

On December 22, 2006, Container Recyclers, Inc., Allied Drum, Inc., and Columbus Recyclers, Inc., Ohio drum recyclers, initiated a lawsuit in the Hamilton County, Ohio, Court of Common Pleas in the case styled Container Recyclers, Inc., et al vs. Industrial Services of America, Inc., Case No. A0611218.  Allied Drum and Columbus Drum alleged that we failed to make payments to them in the alleged amount in excess of $256,000 with interest in accordance with the terms of contracts dated July 30, 1999, and March 21, 2002.  Under these contracts we purchased recycled metal drums from the plaintiffs from July 1999 and March 2002, until June 2006.

The parties entered into settlement negotiations resulting in our payment in full of $287,500 to the plaintiffs, collectively, on December 28, 2007 at which time the Hamilton County Court entered a final order with respect to this case.

Item 4.        Submission of Matters to a Vote of Security Holders.

      None.

Item 4a. ISA Executive Officers.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations

Harry Kletter	1983	81

ISA Chairman of the Board and Chief Executive Officer from May 2, 2000 to 2007.  ISA Chairman of the Board and Chief Visionary Officer from February 3, 2000 to May 2, 2000.  Mr. Kletter served as Chairman of the Board and Chief Executive Officer from July 31, 1992 to February 3, 2000, President of ISA from July 31, 1992 to December 1997, from January 1990 to July 1991, and from October 1983 to January 1988;  Mr. Kletter is also Chairman and sole shareholder of K&R, LLC.

Brian Donaghy	August 2007	32

President and Chief Operating Officer since August 2007.  Mr. Donaghy served as ISA's acting COO from January 1, 2007 through August 2007.  Prior to his appointment to that position, Mr. Donaghy was a consultant to ISA Recycling.  From 2001 to 2007, he owned and operated Industrial Logistic Services, LLC, a scrap metal and waste transportation company located at ISA's Louisville headquarters, the assets of which he has sold to ISA in 2007.

Alan L. Schroering	2000	43

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

James K. Wiseman, III	August 2007	54

Vice President of ISA Recycling since August 2007.  Midwest Metals, Inc. in Louisville, Kentucky employed Mr. Wiseman from May 1997 to March 2007 as general manager of the physical scrap operation and trader of non- ferrous metals.

None of the above officers is related to any other.  With respect to certain arrangements with certain officers of ISA relating to executive compensation, see section entitled "Executive Compensation - Certain Transactions" in ISA's Proxy Statement for the 2008 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

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

Quarter Ended	2007		2006		2005
	High	Low	High	Low	High	Low
March 31	$ 7.22	$ 5.37	$ 5.20	$3.22	$ 7.50	$5.94
June 30	$17.19	$ 6.84	$ 8.00	$4.82	$ 6.10	$3.70
September 30	$14.51	$ 8.76	$ 6.31	$5.58	$ 6.60	$3.69
December 31	$13.38	$ 7.36	$ 6.72	$5.26	$ 3.70	$2.85

There were approximately 380 shareholders of record as of December 31, 2007.

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

On November 15, 2005, our Board of Directors authorized a new program to repurchase up to 200,000 shares of our common stock at current market prices.  In 2007 we repurchased 40,000 shares, in 2006 we repurchased 5,509 shares and in 2005 we repurchased 10,000 shares.  We repurchased 673,400 shares of our common stock in a prior stock repurchase program that began in August 2000.

Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of Shares	Maximum Number of
	of Shares	Paid per Share	Purchased as part of	Shares that may yet be
	Purchased		Publicly Announced	Purchased Under the
			Plans or Programs	Plans or Programs

Oct-05	-

Nov-05	10,000	$ 2.9762	10,000	190,000

Dec-05	-

Jan-06	5,509	$ 2.9658	15,509	184,491

Aug-07	20,000	$ 9.9229	35,509	164,491

Dec-07	20,000	$ 7.7257	55,509	144,491

 Item 6.        Selected Financial Data.

Selected Financial Data

	2007	2006	2005	2004	2003
(Amounts in Thousands, Except Per Share Data)

Year ended December 31:
Total revenue	$ 76,956	$ 62,082	$ 117,382	$ 139,588	$ 118,494

Net income (loss)	2,564	2,188	1,102	1,497	668

Earnings (loss)
per common share:
Basic	$ 0.71	$ 0.61	$ 0.31	$ 0.43	$ 0.21

Diluted	$ 0.71	$ 0.61	$ 0.31	$ 0.42	$ 0.21

Cash dividends declared
per common share *	$ 0.10	$ -	$ -	$ 0.10	$ -

At year end:
Total assets	$ 26,285	$ 19,332	$ 17,884	$ 21,079	$ 19,988

Long-term debt and capital lease
obligations, net of current maturities	$ 8,495	$ 2,858	$ 153	$ 1,272	$ 3,748

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

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers.  Currently, we service 2,271 customer locations throughout the United States and we utilize an active database of over 6,500 vendors to provide timely, thorough and cost-effective service to our customers.

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

We have operating locations in Louisville, Kentucky, and Seymour and New Albany, Indiana.  We closed the Lexington, Kentucky location in the first quarter of 2007 and our location in Pineville, Louisiana in January 2008.  We do not have operating locations outside the United States.

Liquidity and Capital Resources

As of December 31, 2007, we held cash and cash equivalents of $1,501,685.

On December 22, 2006, ISA executed a revolving credit facility with BB&T increasing the borrowing line from $5.0 million to $10.0 million to provide ISA with working capital to support the current needs of our business.  This revolving credit facility has a three year term, provides for advances of up to eighty percent (80%) of ISA's eligible accounts receivable and up to the  forty percent (40%) of eligible inventory, and up to one hundred (100%) of ISA's net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month Libor rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, 6.85% as of December 31, 2007, and is secured by all ISA assets (except rental fleet equipment).  The revolving credit facility contains certain restrictive and financial covenants.  At December 31, 2007, ISA was in compliance with all restrictive covenants.

We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment.  Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.  As of December 31, 2007 we had borrowed $1,779,585 and as of December 31, 2006, we had borrowed $1,929,016 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At December 31, 2007, we were in compliance with all restrictive covenants.

During 2007, we paid $2,169,829 cash and $1,229,929 funded via a note payable for land, improvements, property and equipment.  We paid $297,166 for property in New Albany, Indiana, located across the Ohio River from Louisville, Kentucky, the site of our headquarters.  We use this New Albany property for nonferrous materials.  We paid $545,236 for property improvements to our Louisville location.  In the recycling segment we incurred expenditures of $1,935,300 for cranes, shear rebuild, scales, trailers, and other operating equipment.  In the equipment sales, leasing and service segment, we purchased $531,243 in rental equipment that we located at customer sites.  This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market.  We purchased $90,813 of office equipment.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement.  We recorded a note payable of $1,010,040 with an outstanding balance at December 31, 2007 of $953,112.

Also, the Board of Directors at its June 21, 2007 meeting announced authorization to proceed with the purchase of a TSC 80 SXS shredder system and complementary facility improvements totaling five million dollars. The selection of the TSC 80 SXS shredding plant will allow us to provide better quality scrap to our consumers, while at the same time broadening the type of scrap that we can process.  Our intention is to process many types of heavy grades of scrap that we presently process by shearing and to make specialty shredder grades of material for specific consumers.  We plan to finance the purchase of the shredder system using our $10 million senior revolving credit facility with BB&T or securing a fixed rate bank loan.  As of December 31, 2007 we had spent $2,173,076 toward the shredder system.  The project is scheduled for completion in 2008.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004.  We have included the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at December 31, 2007 was $885,537 with a due date of January 25, 2008; the entire balance was paid before the due date.  The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges.  To date we have not incurred any interest charges on this purchasing card.  The card requires monthly minimum payments on any balance outstanding at month end.  We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities, including the purchasing card, will be sufficient to meet our cash needs in 2008.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts receivable totaled $100,000 at December 31, 2007 and 2006.  Our determination of the allowance for doubtful accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.

Potential credit losses from our significant customers could adversely affect our results of operations or financial condition.  General weakness in the steel and metals sectors in the past led to bankruptcy filings by many of our customers, which caused us to recognize additional allowances for doubtful accounts receivable. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industries could adversely impact our future earnings.

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

Valuation of long-lived assets and goodwill

We regularly review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the year ended December 31, 2007, we determined no impairment existed.

We review goodwill at least annually for impairment based on the fair value method prescribed in Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill."  At December 31, 2007, we determined, based on current industry and other market information, that no impairment existed.

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

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Income bear to total revenues and other pertinent data:

Year ended December 31,	2007	2006	2005

Consolidated Statements of Income Data:
Total revenue .......................................................	100.0%	100.0%	100.0%
Total cost of goods sold.....................................	84.5%	85.4%	93.5%
Selling, general and administrative
Expenses ............................................................	10.1%	9.0%	5.0%
Income before other income (expense).............	5.4%	5.6%	1.5%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Total revenue increased $14,873,493 or 24.0% to $76,955,541 in 2007 compared to $62,082,048 in 2006.  Recycling revenue increased $12,636,048 or 28.1% to $57,603,071 in 2007 compared to $44,967,023 in 2006.  This change is due to an increase of 8% in the volume of shipments and an increase of 18% in average price per ton.  Management services revenue increased $1,846,953 or 12.0% to $17,234,194 in 2007 compared to $15,387,241 in 2006.  This change is primarily due to new customers.  Equipment, service and leasing revenue increased $390,492 or 22.60% to $2,118,276 in 2007 compared to $1,727,784 in 2006.  This increase is primarily due to growth in equipment rental revenue due to new customers.

Total cost of goods sold increased $12,018,470 or 22.6% to $65,014,911 in 2007 compared to $52,996,441 in 2006.  Recycling cost of goods sold increased $10,958,115 or 27.8% to $50,407,072 in 2007 compared to $39,448,957 in 2006 due to an increase in the volume of shipments as well as an increase in the volume of purchases of 4% and an increase in average cost per ton of 18.3%.  Management services cost of goods sold increased $1,663,466 or 13.0% to $14,375,539 in 2007 compared to $12,712,073 in 2006.  This change is primarily due to new customers.  We also reduced CWS cost of goods sold by $858,249 in 2007 and $1,272,241 in 2006 due to a change in management's estimate related to the liability associated with this operation.  Equipment, service and leasing cost of goods sold decreased $603,111 or 72.2% to $232,300 in 2007 compared to $835,411 in 2006.  This decrease is primarily due to the decreases in equipment costs, such as containers and compactors, purchased for resale and a decrease in service and repair expense.

Selling, general and administrative expenses increased $2,156,956 or 38.4% to $7,766,915 in 2007 compared to $5,609,959 in 2006.  The increase in SG&A is primarily due to costs associated with the ILS asset purchase, including stock bonus and increase in truck driver labor and overtime, an increase in fuel costs, and an increase in legal costs due to the settlement of a lawsuit.   As a percentage of total revenue, selling, general and administrative expenses were 10.1% in 2007 compared to 9.0% in 2006.

Interest expense increased $77,967 or 36.7% to $290,689 in 2007 compared to $212,722 in 2006 due to an increase in long term debt in 2007 compared to 2006.  Other income was $22,741 in 2007 compared to other income of $32,930 in 2006, a decrease of $10,189.

Significant components of other income (expense) are as follows:

	Fiscal Year Ended December 31
Description	2007	2006

Reversal of tax accrual for rental containers	$ 20,670	-
Bankruptcy recoveries	-	22,787
Interest on K&R note	-	6,845
Other	2,071	3,298
Total other income, net	$ 22,741	$ 32,930

The income tax provision is 36.2% for the year ended December 31, 2007 compared to 37.7% for the year ended December 31, 2006.  The impact of the tax credit of $99,358 was to lower the provision by 2.5%.

Financial Condition at December 31, 2007 compared to December 31, 2006

Cash and cash equivalents increased $169,878 to $1,501,685 as of December 31, 2007 compared to $1,331,807 as of December 31, 2006.

Net cash from operating activities increased $1,853,222 to $636,299 as of December 31, 2007 compared to net cash used of ($1,216,923) as of December 31, 2006.  This increase was primarily due to net income of $2,563,833 and noncash stock transactions of $426,364 offset by increases in accounts receivable and inventory of $1,738,410 and $1,199,055, respectively.

We used net cash from investing activities of $4,251,092 for the year ending December 31, 2007 compared to $2,058,807 for the same period in 2006.  The difference of $2,192,285 was primarily due to the $2,173,076 deposit for the shredder system.

Net cash from financing activities increased $1,114,235 to $4,000,471 for the year ending December 31, 2007 compared to $2,886,236 for the same period in 2006.  Proceeds from long term debt totaled $7,850,000 in 2007 and $10,710,875 in 2006, and payments on long-term debt were $3,010,306 in 2007 and $7,770,984 in 2006.

On December 22, 2006, we executed a new revolving credit facility with BB&T increasing the borrowing line from $5.0 million to $10.0 million to provide us with working capital to support the current needs of our business.  This revolving credit facility has a three year term expiring December 22, 2009, and provides for advances of up to eighty percent (80%) of ISA's eligible accounts receivable and up to the  forty percent (40%) of eligible inventory, and up to one hundred (100%) of ISA's net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month Libor rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, and is secured by all our assets (except rental fleet equipment).  As of December 31, 2007 we had borrowed $6,000,000 and as of December 31, 2006 we had borrowed $1,010,875 against the credit facility.  The revolving credit facility contains certain restrictive and financial covenants.  At December 31, 2007, we were in compliance with all restrictive covenants.

We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment.  Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.   As of December 31, 2007 we had borrowed $1,779,585 and as of December 31, 2006 we had borrowed $1,929,016 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At December 31, 2007, we were in compliance with all restrictive covenants.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004.  We include the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at December 31, 2007 was $885,537.

We believe our principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under our senior revolving credit facility and purchasing card will be sufficient to fund operations in fiscal year 2008. Our primary sources of funds are our ability to generate cash from operations and the availability of borrowing under our senior revolving credit facility to meet our liquidity obligations, which could be affected by factors such as a decline in demand for our products, loss of key contract customers such as occurred with Home Depot in 2005, our ability to generate profits and other unforeseen circumstances. The availability of our revolving credit facility is contingent on complying with certain debt covenants.  We do not expect the covenants to limit or restrict our ability to borrow on the facility in fiscal year 2008.

Trade accounts receivable after allowances for doubtful accounts increased $1,738,410 or 34% to $6,764,851 as of December 31, 2007.  The primary reason for the increase in trade accounts receivable after allowances for doubtful accounts is an increase in the volume of shipments and an increase in the selling prices in the recycling segment.

Recycling accounts receivable increased $910,290 or 23% to $4,813,971 as of December 31, 2007 compared to $3,903,681 as of December 31, 2006.  This change is primarily due to an increase in the volume of shipments and an increase in the selling prices in the recycling segment.  On average, volume of ferrous shipments in gross tons increased 7% as of December 31, 2007 compared to December 31, 2006.  On average, sales prices increased $12 per gross ton or 4% to $256 as of December 31, 2007 compared to $244 as of December 31, 2006.  On average, volume of nonferrous shipments in pounds increased 29% as of December 31, 2007 compared to December 31, 2006.  On average, sales prices increased 9.7% as of December 31, 2007 compared to December 31, 2006.

CWS accounts receivable increased $779,020 or 71% to $1,868,100 as of December 31, 2007 compared to $1,089,080 as of December 31, 2006.  This change is primarily due to new customers.

WESSCO accounts receivable increased $69,960 or 100% to $69,960 as of December 31, 2007 compared to $0 as of December 31, 2006.  This change is primarily due to increased rental revenues from new customers.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We value inventory at the lower of cost or market.  Inventory increased $1,199,055 or 34% to $4,627,281 as of December 31, 2007 compared to $3,428,226 as of December 31, 2006.  Inventories as of December 31, 2007 and December 31, 2006 consist of the following:

	December 31, 2007	December 31, 2006

Ferrous	$ 1,848,445	$ 1,667,937
Non-Ferrous	2,715,703	1,678,655
Waste equipment machinery	36,498	56,200
Other	26,635	25,434

Total inventories	$ 4,627,281	$ 3,428,226

For the year ended December 31, 2007, we shipped 81,947 gross tons of ferrous material.  During the same period, we purchased 76,659 gross tons of ferrous material.  For the year ended December 31, 2006, we shipped 76,331 gross tons of ferrous material.  During the same period, we purchased 72,475 gross tons of ferrous material.  As of December 31, 2007, ferrous inventory consisted of 7,713 gross tons at a unit cost of $239.65 per gross ton.  As of December 31, 2006, ferrous inventory consisted of 9,400 gross tons at a unit cost of $177.44 per gross ton.  For the year ended December 31, 2007, the purchase price plus processing costs of ferrous material averaged $201.13 per gross ton compared to $157.25 per gross ton in 2006.

For the year ended December 31, 2007, we shipped 28,840,349 pounds of nonferrous material. During the same period, we purchased 24,314,589 pounds of nonferrous material.  For the year ended December 31, 2006, we shipped 22,258,977 pounds of nonferrous material. During the same period, we purchased 20,362,645 pounds of nonferrous material.  As of December 31, 2007, nonferrous inventory consisted of 1,992,954 pounds with a unit cost of $1.3626 per pound.  As of December 31, 2006, nonferrous inventory consisted of 1,601,554 pounds at a unit cost of $0.960 per pound.  For the year ended December 31, 2007, the purchase price plus processing costs of non-ferrous material has averaged $1.363 per pound compared to $0.960 per pound in 2006.

Year	Inventory Type	Gross Tons	Unit Cost	Amount

2007	Ferrous	7,713	$ 239.65	$1,848,445
2006	Ferrous	9,400	177.44	1,667,937

Year	Inventory Type	Pounds	Unit Cost	Amount

2007	Nonferrous	1,992,954	1.36	$ 2,715,703
2006	Nonferrous	1,748,600	0.96	1,678,655

Inventory Aging for the year ended December 31, 2007 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 36,498	$ -	$ -	$ -	$ 36,498
Ferrous Materials	1,163,306	566,774	78,183	40,182	1,848,445
Non-ferrous materials	1,885,783	553,049	129,552	147,319	2,715,703
Other	26,635	-	-	-	26,635

	$3,112,222	$1,119,823	$ 207,735	$187,501	$4,627,281

Inventory aging for the year ended December 31, 2006 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 33,720	$ 22,480	$ -	$ -	$ 56,200
Ferrous Materials	864,489	448,842	166,509	188,097	1,667,937
Non-ferrous materials	1,467,679	41,840	42,989	126,147	1,678,655
Other	25,434	-	-	-	25,434

	$2,391,322	$513,162	$ 209,498	$314,244	$3,428,226

Accounts payable trade increased $120,574 or 2.6% to $4,665,631 as of December 31, 2007 compared to $4,545,057 as of December 31, 2006.  Recycling accounts payable increased $33,750 or 2.5% to $1,332,287 as of December 31, 2007 compared to $1,298,537 as of December 31, 2006.  This increase is primarily due to the increase in volume of commodity purchases at respective year-ends and increased commodity purchase prices of ferrous and nonferrous materials.  Our accounts payable payment policy in the recycling segment is consistent between years.

CWS accounts payable increased $94,580 or 3.1% to $3,063,832 as of December 31, 2007 compared to $2,969,252 as of December 31, 2006.  This change is primarily due to new customers.

WESSCO accounts payable decreased $120,784 or 58.8% to $84,384 as of December 31, 2007 compared to $205,168 as of December 31, 2006.

Working capital increased $4,316,584 to $7,840,682 as of December 31, 2007 compared to $3,524,098 as of December 31, 2006.  Net income of $2,464,475, depreciation of $1,954,023 and an increase in inventories of $1,199,055 were positive contributors to working capital in 2007.  During 2007, we used these positive working capital contributors to purchase property and equipment of $2,169,829.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the year ended December 31, 2007.

	Payments due by period
Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$8,732,697	$338,913	$6,752,189	$1,641,595	0
Capital lease obligations (1)	235,244	133,675	101,569	0	0
Operating lease obligations (2)	3,207,375	663,375	1,272,000	1,272,000	0
Total	$12,175,316	$1,135,963	$8,125,758	$2,913,595	$0

(1)     We lease various pieces of equipment that qualify for capital lease treatment.  These lease arrangements require monthly lease payments expiring at various dates through August 2012.

(2)     We lease the Louisville, Kentucky facility from a related party under an operating lease expiring December 2012 with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date.  We have monthly rental payments of $48,500 through December 2012.  In the event of a change of control, the monthly payments become $62,500.  See Item 1. Business -- Related Parties Agreements.

          -- We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $2,750 are due through September 2009.

          -- We have subleased the Lexington property to an unaffiliated third party for a term commencing March 1, 2007 and ending December 31, 2012 for $4,500 per month.   We currently lease this property from an unrelated party for $4,500 per month; the lease terminates December 31, 2012.  If for any reason the sub lessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

          --On February 6, 2007, we leased 7.7 acres of real property, including a 38,000 square foot warehouse and a 400 square foot office, in Pineville, Louisiana for $5,250 per month for twenty-four months beginning March 1, 2007 and ending February 28, 2009, with an option to purchase the property for a purchase price of $575,000.  On January 18, 2008, we sold our position in this property, including the lease and the option, for $25,000.

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

Total cost of goods sold decreased $56,780,120 or 51.7% to $52,996,441 in 2006 compared to $109,776,561 in 2005. Management services cost of goods sold decreased $67,888,697 or 84.2% to $12,712,073 in 2006 compared to $80,600,770 in 2005. This change is primarily due to the loss of Home Depot as a customer. Additionally, we reduced cost of goods sold by $1,272,241 in 2006 due to a change in management's estimate related to the liability associated with this operation which includes the contract settlement with our former customers. Recycling cost of goods sold increased $12,177,245 or 44.7% to $39,448,957 in 2006 compared to $27,271,712 in 2005 due to an increase in the volume of shipments as well as an increase in the volume of purchases of 8% and an increase in average cost per ton of 55.6%. Equipment, service and leasing cost of goods sold decreased $1,068,668 or 56.1% to $835,411 in 2006 compared to $1,904,079 in 2005. This decrease is primarily due to the decrease in equipment sales.

Selling, general and administrative expenses decreased $206,646 or 3.6% to $5,609,959 in 2006 compared to $5,816,605 in 2005. The decrease in SG&A is due to a decrease in labor and related benefits ($306,000) offset by an increase in bad debt expense ($93,464).

--       Labor and related benefits decreased $306,000 due to the loss of Home Depot as a customer.

--       Bad debt expense increased $93,464 primarily due to the write-off of All County & Delta Management in 2006.

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

Income tax provision increased $585,496 to $1,323,929 in 2006 compared to $740,433 in 2005. The effective tax rate in 2006 was 37.7 % compared to approximately 40.2% in 2005 based on federal and state statutory rates. The provision for income taxes increased 4.2% to 37.7% for the year ended December 31, 2006 compared to 33.5% for the nine months ended September 30, 2006.  The provision for income taxes increased 4.2% to 37.7% for the year ended December 31, 2007 compared to 33.5% for the nine months ended September 30, 2006.

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

We believe our principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under our senior revolving credit facility and purchasing card will be sufficient to fund operations in fiscal year 2007. Our primary sources of funds are our ability to generate cash from operations and the availability of borrowing under our senior revolving credit facility to meet our liquidity obligations, which could be affected by factors such as a decline in demand for our products, loss of key contract customers such as occurred with Home Depot in 2005, our ability to generate profits and other unforeseen circumstances. The availability of our revolving credit facility is contingent on complying with certain debt covenants.  We do not expect the covenants to limit or restrict our ability to borrow on the facility in fiscal year 2007.

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

Year	Inventory Type	Gross Tons	Unit Cost	Amount

2005	Ferrous	7,750	$178.07	$1,380,050
2006	Ferrous	9,400	177.44	1,667,937

Year	Inventory Type	Pounds	Unit Cost	Amount

2005	Nonferrous	1,569,770	$0.61	$ 961,085
2006	Nonferrous	1,748,600	0.96	1,678,655

Inventory Aging for the year ended December 31, 2006 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 33,720	$ 22,480	$ -	$ -	$ 56,200
Ferrous Materials	864,489	448,842	166,509	188,097	1,667,937
Non-ferrous materials	1,467,679	41,840	42,989	126,147	1,678,655
Other	25,434	-	-	-	25,434

	$2,391,322	$ 513,162	$ 209,498	$ 314,244	$3,428,226

Inventory aging for the year ended December 31, 2005 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 29,437	$ 22,400	$ -	$ 69,085	$ 120,922
Ferrous Materials	731,924	353,962	182,650	111,514	1,380,050
Non-ferrous materials	737,190	108,394	53,300	62,201	961,085
Other	26,552	-	-	-	26,552

	$1,525,103	$ 484,756	$ 235,950	$ 242,800	$2,488,609

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

Working capital increased $4,415,407 to $3,524,098 as of December 31, 2006 compared to a deficit of $861,309 as of December 31, 2005.  Net income of $2,188,579, depreciation of $1,745,905, and pay down of accounts payable of $3,737,224 were positive contributors to working capital in 2006.  During 2006, we used these positive working capital contributors to purchase property and equipment of $2,166,331.

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

Impact of Recently Issued Accounting Standards

Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our adoption of FIN 48 did not have a material impact on our financial statements.

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

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged.  Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. Our adoption of this standard as of January 1, 2008 did not have a material impact on our consolidated financial statements.

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

We are exposed to interest rate risk on our floating rate borrowings. As of December 31, 2007, variable rate borrowings consisted of outstanding borrowings of $6,000,000 under our credit agreement with BB&T.  This revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 6.85% as of December 31, 2007.We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2007, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $60,000 per year, with a corresponding change in cash flows.

Item 8.        Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements required to be included in this Item 8 are set forth in Item 15 of this report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T)      Controls and Procedures.

(a)     Disclosure controls and procedures.

ISA's management, including ISA's principal executive officer and principal financial officer, have evaluated the effectiveness of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934.  Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, ISA's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports That ISA files under the Exchange Act with the Securities and Exchange Commission  (1) is recorded, processed, summarized and reported within the time periods specific in the SEC's rules and forms, and (2) is accumulated and communicated to ISA's management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b)     Internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial report and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

Our internal control over financial reporting includes those policies and procedures that:

--       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

--       provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

--       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting cannot prevent or detect every potential misstatement.  Therefore, even those systems determined to be effective can provide only reasonable assurances with respect to financial statement preparation and presentation.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may decline.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2007, and concluded that such internal control over financial reporting was effective as of December 31, 2007.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that require only management's report in this Annual Report on Form 10-K.

(c)     Changes to internal control over financial reporting

There were no changes in ISA's internal control over financial reporting during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to affect ISA's internal control over financial reporting.

Item 9B.      Other Information.

None

PART III

Item 10.        ISA Directors Executive Officers and Corporate Governance.  *

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

PART IV

Item 15.        Exhibits and Consolidated Financial Statement Schedules.

(a)(1)     The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:

Page

Report of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-3

Consolidated Statements of Income for the years
ended December 31, 2007, 2006 and 2005	F-4

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 2007, 2006 and 2005	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-6

Notes to Consolidated Financial Statements	F-7

(a)(2)     Consolidated Financial Statement Schedules.

Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005	F-28

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

(c)       Consolidated Financial Statement Schedules.

      Schedule II--Valuation and Qualifying Accounts for the year ended December 31, 2007, 2006 and 2005 are incorporated by reference at page F-28 of the ISA Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated: March 31, 2008	By :	/s/ Harry Kletter
Harry Kletter, Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief	March 31, 2008
Harry Kletter	Executive Officer (Principal Executive Officer)

/s/ Alan L. Schroering	Chief Financial Officer	March 31, 2008
Alan L. Schroering	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Orson Oliver	Director	March 31, 2008
Orson Oliver

/s/ Roman Epelbaum	Director	March 31, 2008
Roman Epelbaum

/s/ Albert Cozzi	Director	March 31, 2008
Albert Cozzi

/s/ Richard Ferguson	Director	March 31, 2008
Richard Ferguson

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of ISA is incorporated by reference to Exhibit 3.1 of ISA's report on Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of ISA are incorporated by reference to Exhibit 3.2 of ISA's report on Form 10-KSB for the year ended December 31, 1995.

10.1	**

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

Promissory Note for K&R, LLC in favor of ISA in the principal amount of $302,160, dated March 25, 2006, and effective December 31, 2005, is incorporated by reference herein to Exhibit 10.32 of ISA's report on Form 10-K for the year ended December 31, 2005, as filed on March 31, 2006.

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

Revolving Credit Facility Agreement dated December 22, 2006, by and between ISA and BB&T is incorporated by reference herein to Exhibit 10.35 of ISA's report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.36	**

Promissory Note dated December 22, 2006 from ISA to BB&T is incorporated by reference herein to Exhibit 10.36 of ISA's report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.37	**

Lease dated as of February 6, 2007, by and between Parks Wood Products, as lessor, and ISA Real Estate, LLC, as lessee, is incorporated by reference herein to Exhibit 10.37 of ISA's report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.38	**

Sublease dated as of February 28, 2007 by and between ISA, as sub lessor, and Cohen Brothers of Lexington, Inc. as sub lessee, is incorporated by reference herein to Exhibit 10.38 of ISA's report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.39

Asset Purchase Agreement dated as of August 2, 2007, between ISA and Industrial Logistic Services, LLC, including exhibits thereto, is incorporated by reference herein to Exhibit 10.1 of ISA's report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007.

10.40	**

Executive Employment Agreement dated as of August 2, 2007, between ISA and Brian G. Donagy is incorporated by reference herein to Exhibit 10.2 of ISA's report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007.

10.41	**

Employment Agreement dated effective as of April 4, 2007, between ISA and James K. Wiseman, III is incorporated by reference herein to Exhibit 10.3 of ISA's report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007.

11		Statement of Computation of Earnings Per Share (See Note 9 to Notes to Consolidated Financial Statements).

16

Letter from Crowe Chizek and Company, LLC dated April 28, 2005, regarding change in certifying accountant is incorporated by reference herein to Exhibit 16 of ISA's report on Form 8-K/A, as filed on April 28, 2005.

31.1		Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K for the year ended December 31, 2007.

31.2		Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K for the year ended December 31, 2007.

32.1		Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-K for the year ended December 31, 2007.

*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S‑K under the Securities Act of 1933, as amended.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS	3

CONSOLIDATED STATEMENTS OF INCOME	4

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY	5

CONSOLIDATED STATEMENTS OF CASH FLOWS	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	7

SUPPLEMENTARY INFORMATION

VALUATION AND QUALIFYING ACCOUNTS	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Industrial Services of America, Inc. and Subsidiaries

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Mountjoy & Bressler, LLP

Mountjoy & Bressler, LLP

Louisville, Kentucky

March 27, 2008

See accompanying notes to consolidated financial statements.

1.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS December 31, 2007 and 2006

_________________________________________________________________________________________________

	2007	2006
ASSETS
Current assets
Cash	$ 1,501,685	$ 1,331,807
Income tax receivable	100,737	-
Accounts receivable -- trade (after allowance for doubtful
accounts of $100,000 in 2007 and 2006) (Note 1)	6,764,851	5,026,441
Net investment in sales-type leases (Note 5)	60,364	50,586
Inventories (Note 1)	4,627,281	3,428,226
Deferred income taxes (Note 4)	141,636	106,725
Other	318,496	88,113
Total current assets	13,515,050	10,031,898

Net property and equipment (Note 1)	9,537,345	8,152,606

Other assets
Net investment in sales-type leases (Note 5)	125,851	186,215
Notes receivable -- related party (Note 6)	204,053	238,566
Goodwill (Note 1)	560,005	560,005
Other assets	2,342,218	162,527
	3,232,127	1,147,313

	$ 26,284,522	$ 19,331,817

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long term debt (Note 3)	$ 338,913	$ 149,431
Current maturities of capital lease obligations (Note 8)	133,675	228,533
Accounts payable	4,665,631	4,545,057
Income tax payable	-	1,185,717
Other current liabilities	436,791	399,062
Total current liabilities	5,575,010	6,507,800

Long-term liabilities
Long-term debt (Note 3)	8,393,784	2,790,460
Capital lease obligations (Note 8)	101,569	67,853
Deferred income taxes (Note 4)	194,721	219,399
	8,690,074	3,077,712

Commitments (Note 8)

Shareholders' equity
Common stock, $.005 par value: 10,000,000 shares authorized,
4,295,000 shares issued in 2007 and 2006,
3,620,899 shares outstanding in 2007 and 3,640,899 in 2006
respectively	21,475	21,475
Additional paid-in capital	3,599,624	3,194,816
Retained earnings	9,434,733	7,234,990
Treasury stock at cost, 674,101 shares in 2007 and 654,101 in 2006	(1,036,394)	(704,976)
	12,019,438	9,746,305

	$ 26,284,522	$ 19,331,817

See accompanying notes to consolidated financial statements.

2.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2007, 2006 and 2005

____________________________________________________________________________________________

	2007	2006	2005

Revenue from services	$ 17,234,194	$ 15,387,241	$ 84,451,367
Revenue from product sales	59,721,347	46,694,807	32,930,492
Total Revenue	76,955,541	62,082,048	117,381,859

Cost of goods sold for services	15,233,788	13,984,314	80,600,770
Cost of goods sold for product sales	50,639,372	40,284,368	29,175,791
Reduction of cost of goods sold	(858,249)	(1,272,241)	-
Total Cost of goods sold	65,014,911	52,996,441	109,776,561

Selling, general and administrative expenses	7,766,915	5,609,959	5,816,605

Income before other income (expense)	4,173,715	3,475,648	1,788,693

Other income (expense)
Interest expense	(290,689)	(212,722)	(74,016)
Interest income	119,762	195,662	126,578
Gain (loss) on sale of assets	(3,696)	22,990	(2,649)
Other income, net	22,741	32,930	3,424
	(151,882)	38,860	53,337

Income before income taxes	4,021,833	3,514,508	1,842,030

Income tax provision (Note 4)	1,458,000	1,325,929	740,433

Net income	$ 2,563,833	$ 2,188,579	$ 1,101,597

Basic earnings per share	$ .71	$ .61	$ .31

Diluted earnings per share	$ .71	$ .61	$ .31

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years ended December 31, 2007, 2006 and 2005

______________________________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of January 1, 2005	4,255,000	21,275	2,656,891	3,944,814	(679,532)	(702,961)	5,920,019

Treasury stock distribution to employees	-	-	5,551	-	940	973	6,524

Repurchase of common stock	-	-	-	-	(10,000)	(29,762)	(29,762)

Tax benefits related to common stock options	-	-	451,377	-	-	-	451,377

Net income	-	-	-	1,101,597	-	-	1,101,597

Balance as of December 31, 2005	4,255,000	21,275	3,113,819	5,046,411	(688,592)	(731,750)	7,449,755

Treasury stock purchase	-	-	-	-	(5,509)	(16,338)	(16,338)

Exercise of stock options and related tax benefits	40,000	200	80,997	-	40,000	43,112	124,309

Net income	-	-	-	2,188,579	-	-	2,188,579

Balance as of December 31, 2006	4,295,000	$ 21,475	$ 3,194,816	$ 7,234,990	(654,101)	$ (704,976)	$ 9,746,305

Cash dividend	-	-	-	(364,090)	-	-	(364,090)

Repurchase of common stock	-	-	-	-	(40,000)	(352,974)	(352,974)

Stock bonus	-	-	194,244	-	20,000	21,556	215,800

Tax benefits related to common stock options	-	-	210,564	-	-	-	210,564

Net income	-	-	-	2,563,833	-	-	2,563,833

Balance as of December 31, 2007	4,295,000	$21,475	$3,599,624	$9,434,733	(674,101)	$ (1,036,394)	$ 12,019,438

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended December 31, 2007, 2006 and 2005

________________________________________________________________________________________________

	2007	2006	2005
Cash flows from operating activities
Net income	$ 2,563,833	$ 2,188,579	$ 1,101,597
Adjustments to reconcile net income to net
cash from operating activities
Depreciation	1,954,023	1,745,905	1,709,668
Stock distribution to employees	215,800	-	6,524
Deferred income taxes	(59,589)	(222,511)	(213,538)
Tax benefit of stock options exercised	210,564	-	451,377
Provision for doubtful accounts	-	50,000	(25,000)
(Gain) loss on sale of property and equipment	3,696	(22,990)	2,649
Change in assets and liabilities
Receivables	(1,738,410)	(573,596)	4,099,483
Net investment in sales-type leases	50,586	65,797	(94,360)
Inventories	(1,199,055)	(939,617)	(336,235)
Other assets	(337,735)	110,987	102,797
Accounts payable	120,574	(3,737,224)	(3,800,395)
Other current liabilities	(1,147,988)	117,747	854,163
Net cash from operating activities	636,299	(1,216,923)	3,858,730

Cash flows from investing activities
Proceeds from sale of property and equipment	57,300	81,700	101,797
Purchases of property and equipment	(2,169,829)	(2,166,331)	(1,817,885)
Deposit for shredder system	(2,173,076)	-	-
Payments from related party	34,513	25,824	37,770
Net cash from investing activities	(4,251,092)	(2,058,807)	(1,678,318)

Cash flows from financing activities
Payments on capital lease obligation	(337,959)	(161,626)	(559,039)
Proceeds from long-term debt	7,850,000	10,710,875	-
Payments on long-term debt	(3,010,306)	(7,770,984)	(1,000,000)
Proceeds from exercise of common stock options	-	124,309	-
Payment of cash dividend	(364,090)	-	-
Purchases of common stock	(352,974)	(16,338)	(29,762)
Net cash from financing activities	3,784,671	2,886,236	(1,588,801)

Net change in cash	169,878	(389,494)	591,611
Cash at beginning of year	1,331,807	1,721,301	1,129,690

Cash at end of year	$ 1,501,685	$ 1,331,807	$ 1,721,301

Supplemental disclosure of cash flow information
Cash paid for interest	$ 332,745	$ 212,722	$ 74,016
Cash paid for taxes	2,593,479	604,652	173,140

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased under capital leases	-	186,178	-
Equipment purchased through seller financing	1,010,040	-	-

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  The recycling division of Industrial Services of America, Inc. and its subsidiaries (ISA) purchases and sells ferrous and nonferrous materials and fiber scrap on a daily basis at our two wholly owned subsidiaries, ISA Recycling, LLC (located in Louisville, Kentucky) and ISA Indiana, Inc. (serving southern Indiana).  ISA also provides products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental.  Our management services division represents contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies.  Our customers and subcontractors are located throughout the United States and  Canada.  ISA's waste equipment sales and services division (WESSCO) installs or repairs equipment and rental equipment on a same day basis.  Each of our segments bills separately for its products or services.  Generally, services and products are not bundled for sale to individual customers.  The products or services have value to the customer on a standalone basis.

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

6.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $100,000 at December 31, 2007 and 2006.  Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions.  Interest is not normally charged on receivables.  Potential credit losses from our significant customers could adversely affect our results of operations or financial condition.  While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings.  We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.

Major Customer:  We used to derive a significant portion of our revenues from one primary customer, The Home Depot, accounting for approximately 56% of 2005 total revenues and approximately 23% of 2005 total gross profit.   The revenue from this former customer represented approximately 77% of CWS revenues in 2005.  We currently have no significant customer concentration.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ISA Indiana, Inc. and ISA Recycling, LLC.  Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

7.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Control:  We conduct significant levels of business (see Note 6) with K&R, LLC (K&R), which is owned by ISA's principal shareholder.  Because these entities are under common control, our operating results or our financial position may be materially different from those that would have been obtained if the entities were autonomous.

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

Some commodities are in saleable condition at acquisition.  We purchase these commodities in small amounts until we have a truckload of material available for shipment.  Some commodities are not in saleable condition at acquisition.  These commodities must be torched, sheared or baled.  We do not have work-in-process inventory that needs to be manufactured to become finished goods.  We include processing costs in inventory for all commodities by gross ton.  Processing costs in ferrous inventory totaled $432,377 at December 31, 2007 and $387,751 at December 31, 2006.  Processing costs in non-ferrous inventory totaled $66,912 at December 31, 2007 and $86,101 at December 31, 2006.   Ferrous inventory of $1,848,445 at December 31, 2007 was comprised of $686,332 in raw materials and $1,162,113 of finished goods.  Ferrous inventory of $1,667,937 at December 31, 2006 was comprised of $382,445 in raw materials and $1,285,492 of finished goods.  Non-ferrous inventory of $2,715,703 at December 31, 2007 was comprised of $372,949 in raw materials and $2,342,754 of finished goods.  Non-ferrous inventory of $1,678,655 at December 31, 2006 was comprised of $451,289 in raw materials and $1,227,366 of finished goods.  We charged $2,671,089 in general and administrative processing costs to cost of sales for the year ended December 31, 2007 and $2,353,435 for the year ended December 31, 2006.

8.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers.  Other inventory includes cardboard and baling wire.  Inventories as of December 31, 2007 and 2006 consist of the following:

	2007	2006
Ferrous materials	$ 1,848,445	$1,667,937
Non-ferrous materials, high grade	2,689,635	1,634,259
Non-ferrous materials, low grade	26,068	44,396
Waste Equipment Machinery	36,498	56,200
Other	26,635	25,434

	$4,627,281	$3,428,226

Property and Equipment:  Property and equipment are stated at cost and depreciated on a straight‑line basis over the estimated useful lives of the related property.  Assets under capital lease obligations are amortized over the term of the capital lease.

Property and equipment as of December 31, 2007 and 2006 consist of the following:

	Life	2006	2006

Land		$ 1,676,810	$ 1,581,550
Equipment and vehicles	1-10 years	11,189,279	9,759,509
Office equipment	1-7 years	1,560,081	1,600,034
Rental equipment	3-5 years	4,720,483	4,238,555
Building and leasehold improvements	5-40 years	2,788,560	2,329,886
		21,935,213	19,509,534

Less accumulated depreciation and
amortization		12,397,868	11,356,928

		$ 9,537,345	$ 8,152,606

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $1,954,023, $1,745,905 and $1,709,668.   Of the $1,954,023 depreciation expense recognized in 2007, $860,226 was recorded in cost of sales, and $1,093,797 was recorded in general and administrative expense.

9.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

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

2008	$1,695,535
2009	1,511,585
2010	1,184,043
2011	716,300
2012	207,663
$5,315,126

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
December 31, 2007, 2006 and 2005

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

Stock Option Plans:  We have an employee stock option plan under which we may grant options for up to 400,000 shares of common stock which are reserved by the board of directors for issuance of stock options.  The exercise price of each option is equal to the market price of our stock on the date of grant.  The maximum term of the option is five years.

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

	2007	2006	2005

Net income (loss)

Net income, as reported	$ 2,563,833	$ 2,188,579	$ 1,101,597

Basic earnings (loss) per share

As reported	$ .71	$ .61	$ .31

Diluted earnings (loss) per share

As reported	$ .71	$ .61	$ .31

11.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2007, 2006 and 2005:

				Maximum	Weighted
		Weighted		Remaining	Average
		Average	Exercise	Term of	Grant Date
	Number of	Exercise Price	Price Per	Options	Fair Value
	Shares	Per Share	Share	Granted	of Options

Balance as of January 1, 2005	40,000	$1.25	$1.25	1 to 3	$1.21
				years

Expired	(20,000)	$1.25	$1.25	-	-

Balance as of December 31, 2005	20,000	$1.25	$1.25	1 to 3 years	$1.21

Exercised	(20,000)	$1.25	$1.25	-	-

Balance as of December 31, 2006	-	-	-	-	-

Balance as of December 31, 2007	-	-	-	-	-

12.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments:  We estimate the fair value of our financial instruments using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors.  Changes in assumptions or market conditions could significantly affect these estimates.    As of December 31, 2007 and 2006, the estimated fair value of our financial instruments approximated book value.  The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the prime rate.  There is no readily available market by which to determine fair market value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.

13.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards:

Effective December 31, 2006, we adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Our adoption of FIN 48 resulted in no material impact to the financial statements.

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

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged.  Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application.  Our adoption of this standard as of January 1, 2008, did not have a material impact on our consolidated financial statements.

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
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 2 - NOTE PAYABLE TO BANK

On December 22, 2006, ISA executed a new revolving credit facility with BB&T increasing the borrowing line from $5.0 million to $10.0 million to provide ISA with working capital to support the current needs of our business.  This revolving credit facility has a three year term expiring December 22, 2009, and provides for advances of up to eighty percent (80%) of ISA's eligible accounts receivable and up to the  forty percent (40%) of eligible inventory, and up to one hundred (100%) of ISA's net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month Libor rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 6.85% as of December 31, 2007, and is secured by all ISA assets (except rental fleet equipment).  The balance outstanding was $6,000,000 as of December 31, 2007 and $1,010,875 as of December 31, 2006.  The revolving credit facility contains certain restrictive and financial covenants.  At December 31, 2007, ISA was in compliance with all restrictive covenants.

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31, 2007 and 2006 consists of the following:

	2007	2006

Note payable to Fifth Third Bank secured by our rental fleet equipment with a fixed interest rate of 6.83% and monthly payments of $23,047.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.

	$ 1,779,585	$ 1,929,016

Revolving credit facility with a bank secured by all assets except for rental fleet equipment with a variable interest rate of Libor plus 2.25% and no required monthly principal payments. The maturity date under this agreement is December 2009.	6,000,000	1,010,875

ILS Note. The maturity date under this agreement is August 2012.	953,112	-
	8,732,697	2,939,891
Less current maturities	338,913	149,431
	$ 8,393,784	$ 2,790,460

15.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

The annual maturities of long-term debt as of December 31, 2007 are as follows:
2008	$ 338,913
2009	6,363,124
2010	389,065
2011	1,485,715
Thereafter	155,880

Total	$8,732,697

NOTE 4 - INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Federal
Current	$ 1,254,133	$ 1,178,483	$ 780,181
Deferred	(51,814)	(174,958)	(203,543)
	1,202,319	1,003,525	576,638

State
Current	356,943	369,957	173,790
Refundable state tax credits	(99,358)	-	-
Deferred	(1,904)	(47,553)	(9,995)
	255,681	322,404	163,795

	$1,458,000	$ 1,325,929	$ 740,433

A reconciliation of income taxes at the statutory rate to the reported provision is as follows:

	2007	2006	2005

Federal income tax at statutory rate	$ 1,352,831	$ 1,194,933	$ 629,083
State and local income taxes, net of
federal income tax effect	202,927	212,787	106,257
Permanent differences	(173,485)	(43,702)	-
Stock options exercised	210,564	-	-
Refundable state tax credits	(99,358)	-	-
Other differences, net	(35,479)	(38,089)	5,093

	$1,458,000	$1,325,929	$ 740,433

16.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 4 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax liabilities
Tax depreciation in excess of book	$ (202,313)	$ 278,929
Tax amortization in excess of book	(137,600)	114,666
Gross deferred tax liabilities	$ (339,913)	393,595
Deferred tax assets
Property taxes	38,077	39,495
Allowance for doubtful accounts	43,867	43,000
Book amortization in excess of tax	145,192	174,196
Inventory capitalization	59,692	13,887
Other	-	10,343
Gross deferred tax assets	$ 286,828	280,921

Net deferred tax liabilities	$ (53,085)	$ (112,674)

NOTE 5 - SALES-TYPE LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases.  All costs associated with this equipment are the responsibility of the lessees.

Future lease payments receivable under sales-type leases at December 31, 2007 are as follows:

2008	$84,920
2009	66,720
2010	50,040

Minimum lease payments receivable	201,680
Less unearned income	(15,465)

Net investment in sales-type leases	186,215
Less current portion	(60,364)

$ 125,851

17.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company's principal shareholder and an affiliated company owned by the Company's principal shareholder (K&R).  A summary of these transactions is as follows:

	2007	2006	2005
Balance sheet accounts:
Accounts receivable	$ -	$ -	$ -

Notes receivable	$ 204,053	$ 238,566	$ 264,390

Deposits (included in other long-term assets)	$ 62,106	$ 62,106	$ 62,106

Income statement activity:
Rent expense	$ 505,272	$ 505,272	$ 505,272
Consulting fees	$ 240,000	$ 240,000	$ 240,000

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

 In an addendum to the K&R lease as of January 1, 2005, the rent was increased $4,000 as a result of the improvements made to the property in 2004.  For years 2007 and 2006, the payments to K&R by the Company of $4,000 for additional rent and the payment from K&R to the Company of $3,897.66 for the promissory note were offset. We have extended this agreement for five years according to the terms of the lease.

18.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

The Company entered into an agreement with K&R for consulting services related to the scrap metal and paper recycling operations and related equipment sales and services.  The agreement requires that we make annual payments to K&R of $240,000 in equal monthly installments of $20,000.  Deposits include one month of consulting services in advance in the amount of $20,000.  ISA's Chairman is compensated through these consulting fees .  In 2007, we extended this consulting agreement for one year according to the terms of the contract.

NOTE 7 - EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees.  Eligible employees may contribute a maximum of 15% of their annual salary.  Under the plan, the Company matches 25% of each employee's voluntary contribution up to 6% of their gross salary.  The expense under the plan for 2007, 2006 and 2005 was $42,810,  $33,438 and $31,996, respectively.

NOTE 8 - LEASE COMMITMENTS

Operating Leases:

The Company leases its Louisville, Kentucky facility from a related party (see Note 6) under an operating lease expiring December 2012.  The rent was adjusted in January 2008 per the agreement to monthly payments of $48,500 through December 2012.  In addition, the Company is also responsible for real estate taxes, insurance, utilities and maintenance expense.

The Company leases a facility in Dallas, Texas for management services operations.  The  agreement provided that monthly payments of $2,457 were paid through September 2005.  The lease was renewed effective October 1, 2007 for a period of two years with monthly payments of $2,750.   The Company also leases other machinery and equipment under operating leases which expire through August 2012.

We lease a facility in Lexington, Kentucky for $4,500 per month; the lease terminates December 31, 2012.  We have subleased this property for a term commencing March 1, 2007 and ending December 31, 2012 for $4,500 per month.   If for any reason the sub lessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

On February 6, 2007, we leased 7.7 acres of real property, including a 38,000 square foot warehouse and a 400 square foot office, in Pineville, Louisiana for $5,250 per month for twenty-four months beginning March 1, 2007 and ending February 28, 2009, with an option to purchase the property for a purchase price of $575,000.  On January 18, 2008, we sold our position in this property, including the lease and the option, for $25,000.

19.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 8 - LEASE COMMITMENTS (Continued)

Future minimum lease payments for operating leases as of December 31, 2008 are as follows:

2008	$ 663,375
2009	636,000
2010	636,000
2011	636,000
2012	636,000

Future minimum lease payments	$ 3,207,375

Total rent expense for the years ended December 31, 2007, 2006 and 2005 was $832,733, $784,954 and $809,270, respectively.

Capital Leases:

The Company leases various pieces of equipment which qualify as capital leases.  These lease arrangements require monthly lease payments expiring at various dates through August 2012.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2007	2006

Equipment	$ 1,881,607	$ 757,513

Less accumulated depreciation	273,005	168,904

	$ 1,608,602	$ 588,609

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at December 31, 2007.

2008	$ 134,083
2009	80,771
2010	20,798

Total future minimum lease payments	235,652
Less amount representing interest	408

Present value of net minimum
lease payments	235,244
Less current portion	(133,675)
Capital Lease Obligations	$ 101,569

20.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE  9 - CASH DIVIDEND

The Board of Directors, at our May 15, 2007 annual meeting, declared a cash dividend payment of ten cents per share for shareholders of record as of June 15, 2007 with a payment date of July 20, 2007.

NOTE 10 - PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2007	2006	2005

Basic earnings per share
Net income	$ 2,563,833	$ 2,188,579	$ 1,101,597
Weighted average shares outstanding	3,638,215	3,602,872	3,575,202

Basic earnings per share	$ .71	$ .61	$ .31

Diluted earnings per share
Net income	$ 2,563,833	$ 2,188,579	$ 1,101,597

Weighted average shares outstanding	3,638,215	3,602,872	3,575,202
Add dilutive effect of assumed exercising of stock options	-	10,218	18,608
Diluted average shares outstanding	3,638,215	3,613,090	3,593,810

Diluted earnings per share	$ .71	$ .61	$ .31

NOTE 11 - LEGAL PROCEEDINGS

On December 22, 2006, Container Recyclers, Inc., Allied Drum, Inc., and Columbus Recyclers, Inc., Ohio drum recyclers, initiated a lawsuit in the Hamilton County, Ohio, Court of Common Pleas in the case styled Container Recyclers, Inc., et al v. Industrial Services of America, Inc., Case No. A0611218.  Allied Drum and Columbus Drum alleged that we failed to make payments to them in the alleged amount in excess of $256,000 with interest in accordance with the terms of contracts dated July 30, 1999, and March 21, 2002.  Under these contracts we purchased recycled metal drums from the plaintiffs from July 1999 and March 2002, until June 2006.  The parties entered into settlement negotiations resulting in our payment in full of $287,500 to the plaintiffs, collectively, on December 28, 2007, at which time the Hamilton County Court entered a final order with respect to this case.

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

21.

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

22.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 12 - SEGMENT INFORMATION (Continued)

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2007
Recycling revenues	$ 57,603,071	$ -	$ -	$ -	$ 57,603,071
Equipment sales, services
and leasing revenues	-	-	2,118,276	-	2,118,276
Management fees	-	17,234,194	-	-	17,234,194
Cost of goods sold	(50,407,072)	(14,375,539)	(232,300)	-	(65,014,911)
Selling, general and
administrative expenses	(2,963,996)	(1,048,347)	(1,316,435)	(2,438,137)	(7,766,915)

Segment profit (loss)	$ 4,232,003	$ 1,810,308	$ 569,541	$ (2,438,137)	$ 4,173,715

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2007
Cash	$ 390,868	$ 15,229	$ -	$ 1,095,588	$ 1,501,685
Accounts receivable	4,813,971	1,868,100	69,960	12,820	6,764,851
Inventories	4,574,648	-	52,633	-	4,627,281
Net property and
equipment	5,694,134	27,089	1,851,916	1,964,206	9,537,345
Goodwill	560,005	-	-	-	560,005
Other assets	2,473,365	18,249	198,491	503,892	3,193,997

Segment assets	$ 18,606,349	$ 1,928,667	$ 2,173,000	$ 3,576,506	$ 26,284,522

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2006
Recycling revenues	$ 44,967,023	$ -	$ -	$ -	$ 44,967,023
Equipment sales, services
and leasing revenues	-	-	1,727,784	-	1,727,784
Management fees	-	15,387,241	-	-	15,387,241
Cost of goods sold	(39,448,957)	(12,712,073)	(835,411)	-	(52,996,441)
Selling, general and
administrative expenses	(1,431,251)	(1,479,302)	(542,433)	(2,156,973)	(5,609,959)

Segment profit (loss)	$ 4,086,815	$ 1,195,866	$ 349,940	$ (2,156,973)	$ 3,475,648

23.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

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

24.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

____________________________________________________________________________________

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st	2nd	3rd	4th	Year
2007
Revenue	$17,904,749	$19,528,096	$17,928,810	$21,593,886	$76,955,541
Income before other
income (expense)	1,298,974	1,406,383	652,605	815,753	4,173,715
Net income	793,080	821,299	383,159	566,295	2,563,833
Basic earnings per share	0.22	0.22	0.11	0.16	0.71
Diluted earnings per share	0.22	0.22	0.11	0.16	0.71

	1st	2nd	3rd	4th	Year
2006
Revenue	$14,484,020	$17,702,634	$15,331,235	$14,564,159	$ 62,082,048
Income before other
income (expense)	688,693	1,007,525	511,167	1,268,263	3,475,648
Net income	416,526	602,757	439,568	729,728	2,188,579
Basic earnings per share	0.12		0.12	0.20	0.61
Diluted earnings per share	0.12	0.17	0.12	0.20	0.61

	1st	2nd	3rd	4th	Year
2005
Revenue	$29,674,470	$33,399,907	$34,579,729	$19,727,753	$117,381,859
Income before other
income (expense)	257,610	352,887	546,168	632,028	1,788,693
Net income	149,088	211,679	325,294	415,536	1,101,597
Basic earnings per share	0.04	0.06	0.09	0.12	0.31
Diluted earnings per share	0.04	0.06	0.09	0.12	0.31

NOTE 14 - SIGNIFICANT EVENTS

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

25.

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

On August 2, 2007, we entered into an asset purchase agreement funded primarily by a note payable to ILS whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We also paid ILS $100,000 cash as a portion of the purchase price of $1,300,000 at the time of execution of the asset purchase agreement.  We recorded a note payable obligation of $1,010,040 with an outstanding balance at December 31, 2007 of $953,112.

NOTE 15 - SHREDDER SYSTEM COMMITMENT

The Board of Directors, at its June 21, 2007 meeting, announced authorization to proceed with the purchase of a shredder system and complimentary facility improvements totaling five million dollars.  On July 30, 2007, the Company entered into a contract with The Shredder Company located in Canutillo, Texas to purchase a shredder system for $3,551,700.  To date, we have made deposit payments totaling $2,173,076, including capitalized interest of $42,056,  classified as other assets.  We plan to finance the purchase of the shredder system using our $10 million senior revolving credit facility with BB&T or securing a fixed rate bank loan.  The project is scheduled for completion in 2008.

NOTE 16 - CHANGE IN ESTIMATE

As disclosed in our annual report for the year ended December 31, 2006, management changed an estimate in 2006 relating to the cost of goods sold associated with the Computerized Waste Systems (CWS) segment. As a result of this change in estimate, we recorded a reduction in the cost of goods sold of $858,249 and $1,272,241 for the years ending December 31, 2007 and 2006.  For the year ending December 31, 2007, as a result of the reduction of $858,249, income before other income (expense) increased $858,249, net income increased by $547,132, and earnings per share increased $.15 per share.  For the year ending December 31, 2006, as a result of the reduction of $1,272,241, income before other income (expense) increased $1,272,241, net income increased by $792,352, and earnings per share increased $.22 per share.

26.

SUPPLEMENTARY INFORMATION

27.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2007, 2006 and 2005

__________________________________________________________________________________________

	Balance at	Additions Charged to
	Beginning	Costs and		Balance at
	of Period	Expenses	Deductions *	End of Period
Description

Allowance for doubtful
accounts 2007 (deducted
from accounts receivable)	$ 100,000	$ -	$ -	$ 100,000

Allowance for doubtful
accounts 2006 (deducted
from accounts receivable)	$ 50,000	$ 50,000	$ -	$ 100,000

Allowance for doubtful
accounts 2005 (deducted
from accounts receivable)	$ 75,000	$ -	$ (25,000)	$ 50,000

* uncollected amounts written off, net of recoveries

28.

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K for the year ended December 31, 2007.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K for the year ended December 31, 2007.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-K for the year ended December 31, 2007.