Form 10-Q
period 2008-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2008-05-05
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008
OR
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

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No ___

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated  filer, or a smaller reporting company.   See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

(Check one): Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2008: 3,601,146.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	March 31, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	March 31, 2008 and 2007 (Unaudited)	5

	Condensed Consolidated Statement of Shareholders' Equity
	Three months ended March 31, 2008 (Unaudited)	6

	Condensed Consolidated Statements of
	Cash Flows - Three Months Ended
	March 31, 2008 and 2007 (Unaudited)	7

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	8

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	15

Part II	Other Information	23

PART I -- FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2008 (Unaudited)	December 31, 2007

Current assets
Cash and cash equivalents	$ 1,162,018	$ 1,501,685
Income tax receivable	-	100,737
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2008 and 2007)	9,313,162	6,764,851
Net investment in sales-type leases	57,978	60,364
Inventories	3,836,330	4,627,281
Deferred income taxes	141,636	141,636
Other	349,064	318,496

Total current assets	14,860,188	13,515,050

Net property and equipment	9,363,783	9,537,345

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	112,971	125,851
Notes receivable -- related party	195,125	204,053
Deposit for shredder system	3,196,530	2,131,020
Other assets	480,858	211,198
	4,545,489	3,232,127

	$ 28,769,460	$ 26,284,522

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2008 (Unaudited)	December 31, 2007
Current liabilities
Current maturities of long term debt	$ 344,810	$ 338,913
Current maturities of capital lease obligation	102,422	133,675
Accounts payable	4,703,312	4,665,631
Income tax payable	623,630	-
Other current liabilities	471,632	436,791
Total current liabilities	6,245,806	5,575,010

Long-term liabilities
Long-term debt	9,305,337	8,393,784
Capital lease obligation	81,207	101,569
Deferred income taxes	194,721	194,721
	9,581,265	8,690,074

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,295,000 shares issued in 2007 and 2006, 3,601,146 shares outstanding in 2008 and 3,620,899 in 2007	21,475	21,475
Additional paid-in capital	3,599,624	3,599,624
Retained earnings	10,521,284	9,434,733
Treasury stock, 693,854,shares at average cost
in 2008 and 674,101 in 2007	(1,199,994)	(1,036,394)
	12,942,389	12,019,438
	$ 28,769,460	$ 26,284,522

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007

Revenue from services	$ 4,872,542	$ 3,844,227
Revenue from product sales	21,210,853	14,060,522
Total Revenue	26,083,395	17,904,749

Cost of goods sold for services	4,626,363	3,522,699
Cost of goods sold for product sales	17,762,532	11,754,347
Reduction of cost of goods sold	-	(35,278)
Total Cost of goods sold	22,388,895	15,241,768

Selling, general and administrative expenses	1,809,605	1,364,007

Income before other income (expense)	1,884,895	1,298,974

Other income (expense)
Interest expense	(93,566)	(42,457)
Interest income	23,434	28,973
Loss on sale of assets	(5,142)	(5,775)
Other income (expense), net	1,297	22,053
	(73,977)	2,794

Income before income taxes	1,810,918	1,301,768

Income tax provision	724,367	508,688

Net income	$ 1,086,551	$ 793,080

Basic earnings per share	$ 0.30	$ 0.22

Diluted earnings per share	$ 0.30	$ 0.22

Weighted shares outstanding:
Basic	3,617,872	3,640,899

Diluted	3,617,872	3,640,899

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 2008
(UNAUDITED)

___________________________________________________________________________________________________________________________________

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2007	4,295,000	$21,475	$3,599,624	$9,434,733	(674,101)	$(1,036,394)	$12,019,438

Stock repurchase	-	-	-	-	(19,753)	(163,600)	(163,600)

Net income	-	-	-	1,086,551	-	-	1,086,551

Balance as of March 31, 2008	4,295,000	$21,475	$3,599,624	$10,521,284	(693,854)	$ (1,199,994)	$12,942,389

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities
Net income	$ 1,086,551	$ 793,080
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	519,336	456,497
Loss on sale of property and equipment	5,142	5,775
Deferred income taxes	-	(78,743)
Change in assets and liabilities
Receivables	(2,447,574)	(2,090,607)
Net investment in sales-type leases	15,266	11,352
Inventories	790,951	273,786
Other assets	(300,228)	(74,002)
Accounts payable	37,681	339,218
Other current liabilities	658,471	(343,406)
Net cash from operating activities	365,596	(707,050)

Cash flows from investing activities
Proceeds from sale of property and equipment	16,639	46,950
Purchases of property and equipment	(367,555)	(369,268)
Deposit for shredder system	(1,065,510)
Payments from related party	8,928	8,452
Net cash from investing activities	(1,407,498)	(313,866)

Cash flows from financing activities
Purchases of common stock	(163,600)	-
Payments on capital lease obligation	(51,615)	(58,203)
Proceeds from long-term debt	1,000,000	2,750,000
Payments on long-term debt	(82,550)	(1,797,284)
Net cash from financing activities	702,235	894,513

Net decrease in cash	(339,667)	(126,403)

Cash at beginning of period	1,501,685	1,331,807

Cash at end of period	$ 1,162,018	$ 1,205,404

Supplemental disclosure of cash flow information
Cash paid for interest	$ 93,566	$ 42,457
Cash paid for taxes	-	950,554

See accompanying notes to consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements.  The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2008 and the results of our operations and changes in our cash flow for the periods ended March 31, 2008 and 2007.  Results of operations for the period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the entire year.  Additional information, including the audited December 31, 2007 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair market value measurements.  This Statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  For financial assets and liabilities, SFAS No. 157 is effective for us beginning January 1, 2008.  In February 2008, the FASB deferred the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those as recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until January 1, 2009.  Management believes the impact will not require material modification related to our non-recurring fair value measurements and will be substantially limited to expanded disclosures in the Notes to the Financial Statements for notes that currently have components measured at fair market value.

Effective January 1, 2008 we adopted SFAS No. 157 for financial assets and liabilities measure at fair market value on a recurring basis.  The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.  See Note 9 for information and related disclosures.

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

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

In December 2006 we executed a new revolving credit facility with Branch Banking and Trust Company increasing the borrowing line from $5.0 million to $10.0 million to provide us with working capital to support the current needs of our business.  This revolving credit facility has a three year term expiring December 22, 2009, and provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred (100%) of the net book value of our eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 4.95% as of March 31, 2008, and is secured by all our assets (except rental fleet equipment).  The balance of the credit facility at March 31, 2008 was $7,000,000.  The revolving credit facility contains certain restrictive and financial covenants.  At March 31, 2008, we were in compliance with all restrictive covenants and the entire amount of our credit facility less our outstanding borrowings was available for borrowings.

We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment.  Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.  As of March 31, 2008 we had borrowed $1,740,610 and as of December 31, 2007 we had borrowed $1,779,585 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At March 31, 2008, we were in compliance with all restrictive covenants.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We recorded a note payable of $1,010,040 with an outstanding balance at March 31, 2008 of $909,538.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2008	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$20,673,717	$ -	$ -	$ -	$20,673,717
Equipment sales, service
and leasing revenues	-	-	537,136	-	537,136
Management fees	-	4,872,542	-	-	4,872,542
Cost of goods sold	(17,710,873)	(4,626,363)	(51,659)	-	(22,388,895)
Selling, general and
administrative expenses	(693,085)	(236,235)	(263,053)	(617,232)	(1,809,605)

Segment profit (loss)	$ 2,269,759	$ 9,944	$ 222,424	$ (617,232)	$ 1,884,895

Segment assets	$21,969,931	$ 1,531,641	$2,058,675	$3,209,213	$28,769,460

FOR THE THREE MONTHS ENDED MARCH 31, 2007	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 13,531,586	$ -	$ -	$ -	$ 13,531,586
Equipment sales, service
and leasing revenues	-	-	528,936	-	528,936
Management fees	-	3,844,227	-	-	3,844,227
Cost of goods sold	(11,533,464)	(3,487,421)	(220,883)	-	(15,241,768)
Selling, general and
administrative expenses	(384,918)	(282,931)	(181,139)	(515,019)	(1,364,007)

Segment profit (loss)	$ 1,613,204	$ 73,875	$ 126,914	$ (515,019)	$ 1,298,974

Segment assets	$ 13,993,441	$ 1,102,160	$ 2,146,936	$ 3,711,765	$20,954,302

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

Some commodities are in saleable condition at acquisition.  We purchase these commodities in small amounts until we have a truckload of material available for shipment.  Some commodities are not in saleable condition at acquisition.  These commodities must be torched, sheared or baled.  We do not have work-in-process inventory that needs to be manufactured to become finished goods.  We include processing costs in inventory for all commodities.  Ferrous inventory of $1,574,581 at March 31, 2008 was comprised of $587,812 in raw materials and $986,769 of finished goods.  Non-ferrous inventory of $2,177,579 at March 31, 2008 was comprised of $673,846 in raw materials and $1,503,733 of finished goods.  Ferrous inventory of $1,848,445 at December 31, 2007 was comprised of $686,332 in raw materials and $1,162,113 of finished goods.  Non-ferrous inventory of $2,715,703 at December 31, 2007 was comprised of $372,949 in raw materials and $2,342,754 of finished goods.  We charged $750,114 in general and administrative processing costs to cost of sales for the quarter ended March 31, 2008 and $2,671,089 for the year ended December 31, 2007.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers.   Other inventory includes cardboard and baling wire.  Inventories as of March 31, 2008 and December 31, 2007 consist of the following:

	March 31, 2008 (unaudited)	December 31, 2007

Ferrous materials	$ 1,574,581	$ 1,848,445
Non-ferrous materials	2,177,579	2,715,703
Waste equipment machinery	56,584	36,498
Other	27,586	26,635

Total inventories	$ 3,836,330	$ 4,627,281

NOTE 6 -- LEASE COMMITMENTS

Operating Leases:

We lease our Louisville, Kentucky facility from a related party under an operating lease expiring December 2012.  The rent was adjusted in December 2007 per the agreement to monthly payments of $48,500 through December 2012.  In addition, we are also responsible for real estate taxes, insurance, utilities and maintenance expense.

We lease a facility in Dallas, Texas for management services operations.  The agreement provided that we make monthly payments of $969 through September 2007.  We also lease other machinery and equipment under operating leases which expire through July 2009.

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

Future minimum lease payments for operating leases as of March 31, 2008 are as follows:

2008	$ 644,721
2009	636,000
2010	636,000
2011	636,000
2012	636,000

Future minimum lease payments	$ 3,188,721

Total rent expense for the three months ended March 31, 2008 and 2007 was $208,176 and $204,867, respectively.

Capital Leases:

We lease various pieces of equipment which qualify as capital leases.  These lease arrangements require monthly lease payments expiring at various dates through June 2010.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2008	2007

Equipment	$ 771,567	$ 927,513

Less accumulated depreciation	201,141	354,247

	$ 570,426	$ 573,266

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at March 31, 2008.

2008	$ 102,505
2009	78,732
2010	2,474

Total future minimum lease payments	183,711
Lessamount representing interest	(82)

Present value of net minimum
lease payments	183,629
Less current portion	(102,422)

Capital Lease Obligations	$ 81,207

NOTE 7 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2008	2007
Basic earnings per share
Net income	$ 1,086,551	$ 793,080

Weighted average shares outstanding	3,617,872	3,640,899

Basic earnings per share	$ .30	$ .22

Diluted earnings per share
Net income	$ 1,086,551	$ 793,080

Weighted average shares outstanding	3,617,872	3,640,899
Add dilutive effect of assumed exercising of stock options	-	-
Diluted weighted average shares
outstanding	3,617,872	3,640,899
Diluted earnings per share	$ .30	$ .22

NOTE 8 -- SHREDDER SYSTEM COMMITMENT

The Board of Directors, at its June 21, 2007 meeting, announced authorization to proceed with the purchase of a shredder system and complimentary facility improvements totaling five million dollars.  On July 30, 2007, the Company entered into a contract with The Shredder Company located in Canutillo, Texas to purchase a shredder system for $3,551,700.  To date, we have made deposit payments totaling $3,196,530 classified as other assets.  We are financing the purchase of the shredder system with our $10.0 million senior revolving credit facility.  As of March 31, 2008, we have capitalized $84,056 of interest.  This project is scheduled to be completed in 2008.

NOTE 9 -- FAIR VALUE MEASUREMENTS

In the first quarter of 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair market value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 discusses valuation techniques, such as the market approach  (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

Level 1  Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2  Observable inputs other than quoted prices for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3  Unobservable inputs that reflect our own assumptions.

We use the fair value methodology outlined in SFAS 157 to value the assets and liabilities for cash and debt.  All of our cash and debt are defined as Level 1.  In accordance with SFAS 157, the following table represents our fair value hierarchy for financial instruments at March 31, 2008:

	Level 1	Total
Assets
Cash and cash equivalents	$ 1,162,018	$ 1,162 018

Liabilities
Long term debt	$ (9,650,147)	$ (9,650,147)

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute "forward-looking statements" within the meaning of the federal securities laws.  Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections.  Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers.  Currently, we service 2,280 customer locations throughout the United States and we utilize an active database of over 6,600 vendors to provide timely, thorough and cost-effective service to our customers.

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

We have operating locations in Louisville, Kentucky, Seymour, Indiana, New Albany, Indiana  and Dallas, Texas.  We do not have operating locations outside the United States.

Liquidity and Capital Resources

As of March 31, 2008 we held cash and cash equivalents of $1,162,018.

We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  This revolving credit facility has a three year term, provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred (100%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, 4.95% as of March 31, 2008, and is secured by all our assets (except rental fleet equipment).  As of March 31, 2008 we had borrowed $7,000,000 and as of December 31, 2007 we had borrowed $6,000,000 against this line of credit.  The revolving credit facility contains certain restrictive and financial covenants.  At March 31, 2008, we were in compliance with all restrictive covenants.

We also have a $2.0 million loan with Fifth Third Bank secured by our rental fleet equipment.  Indebtedness under this loan agreement accrues interest at a fixed interest rate of 6.83%.  The maturity date under this agreement is June 2011 with a ten-year amortization schedule.  As of March 31, 2008 we had borrowed $1,740,610 and as of December 31, 2007 we had borrowed $1,779,585 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At March 31, 2008, we were in compliance with all restrictive covenants.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement.  We recorded a note payable of $1,010,040 with an outstanding balance at March 31, 2008 of $909,537.

During the first quarter of 2008, we purchased $367,555 of property and equipment.  In the recycling segment we spent $239,633 for a truck, open top trailers, baler, crane engine and other operating equipment.  In the equipment sales, leasing and service segment, we purchased $81,471 in rental equipment that we located at customer sites.  This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market.  We purchased office equipment of $24,497 and made property improvements of $21,954.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004.  We have included the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at March 31, 2008 was $1,030,307 with a due date of April 28, 2008.  The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges.  To date we have not incurred any interest charges on this purchasing card.  The card requires monthly minimum payments on any balance outstanding at month end.  We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs in 2008.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

Quarter ended March 31,
	2008	2007
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	85.9%	85.1%
Selling, general and administrative expenses ..................................	6.9%	7.6%
Income before other expenses..........................................................	7.2%	7.3%

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Total revenue increased $8,178,646 or 45.7% to $26,083,395 in 2008 compared to $17,904,749 in 2007.  Recycling revenue increased $7,142,131 or 52.8% to $20,673,717 in 2008 compared to $13,531,586 in 2007.  This is primarily due to an increase of 25% in shipment pricing and 8% in the volume of shipments.  Management services revenue increased $1,028,315 or 26.7% to $4,872,542 in 2008 compared to $3,844,227 in 2007.  This is primarily due to an increase in the number of customer locations managed.  Equipment, service and leasing revenue increased $8,200 or 1.6% to $537,136 in 2008 compared to $528,936 in 2007.  This increase is due to an increase in rental revenue.

Total cost of goods sold increased $7,147,127 or 46.9% to $22,388,895 in 2008 compared to $15,241,768 in 2007.  Recycling cost of goods sold increased $6,177,409 or 53.6% to $17,710,873 in 2008 compared to $11,533,464 in 2007.  This is due to an increase of 8% in the volume of shipments and an increase of 24% in recycling purchase prices and 12% in the volume of purchases.  Management services cost of goods sold increased $1,138,942 or 32.7% to $4,626,363 in 2008 compared to $3,487,421 in 2007 primarily due to an increase in the number of customer locations managed.  Equipment, service and leasing cost of goods sold decreased $169,224 or 76.6% to $51,659 in 2008 compared to $220,883 in 2007.  The decrease is primarily due to a decrease in equipment costs.

Selling, general and administrative expenses increased $445,598 or 32.7% to $1,809,605 in 2008 compared to $1,364,007 in 2007.  As a percentage of revenue, selling, general and administrative expenses were 6.9% in 2008 compared to 7.6% in 2007.  The percentage of revenue increase is due primarily to ILS administrative costs.

Other income/(expense) decreased $76,771 to ($73,977) in 2008 compared to $2,794 in 2007 due primarily to an increase of interest expense of $51,109 to $93,566 in 2008 compared to 442,457 in 2007.

The income tax provision increased $215,679 to $724,367 in 2008 compared to $508,688 in 2007.  As a percentage of income before income taxes, the income tax provision was 40.0% in 2008  compared to 39.1% in 2007.

Financial condition at March 31, 2008 compared to December 31, 2007

Cash and cash equivalents decreased $339,667 to $1,162,018 as of March 31, 2008 compared to $1,501,685 as of December 31, 2007.

We generated net cash from operating activities of $365,596 for the quarter ended March 31, 2008.  Primarily this was due to net income of $1,086,551 in the first quarter of 2008.

We used net cash from investing activities of $1,407,498 for the quarter ending March 31, 2008. We made a deposit of $1,065,510 for the purchase of a shredder system.  Also, we purchased recycling and rental fleet equipment of $367,555.  In the recycling segment we spent $239,633 for a truck, open top trailers, baler, crane engine and other operating equipment.  In the equipment sales, leasing and service segment, we purchased $81,471 in rental equipment that we located at customer sites.  This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market.  We purchased office equipment of $24,497 and made property improvements of $21,954.

Our net cash from financing activities of $702,235 for the quarter ended March 31, 2008 is primarily due to advances of $1,000,000 on our line of credit, offset by payments on debt of $134,165 and our purchase of 19,753 shares of our common stock for $163,600.

Accounts receivable trade increased $2,548,311 or 37.7% to $9,313,162 as of March 31, 2008 compared to $6,764,851 as of December 31, 2007.  This is primarily due to an increase of 25% in shipment pricing and 8% in the volume of shipments in the recycling segment.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We value inventory at the lower of cost or market.  Inventory decreased $790,951 or 16.2% to $3,836,330 as of March 31, 2008 compared to $4,627,281 as of December 31, 2007.

Inventory aging for the quarter ended March 31, 2008 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Waste equipment machinery	$ 56,584	$ -	$ -	$ -	$ 56,584
Ferrous materials	1,099,079	285,338	158,222	31,942	1,574,581
Non-ferrous materials	1,886,791	132,434	26,306	132,048	2,177,579
Other	27,586	-	-	-	27,586

	$3,070,040	$ 417,772	$ 184,528	$163,990	$3,836,330

Inventory aging for the year ended December 31, 2007 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Waste equipment machinery	$ 36,498	$ -	$ -	$ -	$ 36,498
Ferrous Materials	1,163,306	566,774	78,183	40,182	1,848,445
Non-ferrous materials	1,885,783	553,049	129,552	147,319	2,715,703
Other	26,635	-	-	-	26,635

	$3,112,222	$1,119,823	$ 207,735	$187,501	$4,627,281

Accounts payable trade increased $37,681 or 0.8% to $4,703,312 as of March 31, 2008 compared to $4,665,631 as of December 31, 2007, primarily due to market conditions.

Working capital increased $674,342 to $8,614,382 as of March 31, 2008 compared to $7,940,040 as of December 31, 2007.  The increase was primarily driven by the $2.5 million increase in accounts receivable.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2008.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$9,650,147	$ 344,810	$8,982,547	$ 322,790	$0
Capital Lease Obligations (2)	183,629	102,422	81,207	-	0
Operating Lease Obligations (3)	3,188,721	644,721	1,272,000	1,272,000	0
Total	$13,022,497	$1,091,953	$10,335,754	$1,594,790	$0

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

(3)   We lease the Louisville, Kentucky facility from K&R, LLC, the sole member of which is Harry Kletter, our chief executive officer, under an operating lease expiring December 2012.  We have monthly rental payments of $48,500 through December 2012.  In the event of a change of control, the monthly payments become $62,500.  We have subleased the Lexington property to an unaffiliated third party for a term commencing March 1, 2007 and ending December 31, 2012 for $4,500 per month.  We currently lease this property from an unrelated party for $4,500 per month; the lease terminates December 31, 2012.  If for any reason the sub-lessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $2,750 are due through September 2008.

Long-term debt increased $911,553 to $9,305,337 as of March 31, 2008 compared to $8,393,784 as of December 31, 2007.

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

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged.  Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. Our adoption of this standard at January 1, 2008 did not have a material impact on our consolidated financial statements.

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

We are exposed to interest rate risk on our floating rate borrowings. As of March 31, 2008, variable rate borrowings consisted of outstanding borrowings of $7.0 million under our credit agreement with BB&T.  This revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 4.95% as of March 31, 2008. Any increase in this rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2008, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $70,000 per year, with a corresponding change in cash flows.

ITEM 4(T):    CONTROLS AND PROCEDURES

(a)   Disclosure controls and procedures.

ISA's management, including ISA's principal executive officer and principal financial officer, have evaluated the effectiveness of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934.  Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2008, ISA's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission  (1) is recorded, processed, summarized and reported within the time periods specific in the SEC's rules and forms, and (2) is accumulated and communicated to ISA's management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b)   Internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the quarter ended March  31, 2008, and concluded that such internal control over financial reporting was effective as of March 31, 2008.

(c)   Changes to internal control over financial reporting

There were no changes in ISA's internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to affect ISA's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings

None

Item 1A.    Risk Factors

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, our Board of Directors authorized a new program to repurchase up to 200,000 shares of our common stock at current market prices.  During 2008, we repurchased 19,753 shares.  In 2007 we repurchased 40,000 shares, in 2006 we repurchased 5,509 shares and in 2005 we repurchased 10,000 shares.

Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of Shares	Maximum Number of
	of Shares	Paid per Share	Purchased as part of	Shares that may yet be
	Purchased		Publicly Announced	Purchased Under the
			Plans or Programs	Plans or Programs

Oct-05	-

Nov-05	10,000	$ 2.9762	10,000	190,000

Dec-05	-

Jan-06	5,509	$ 2.9658	15,509	184,491

Aug-07	20,000	$ 9.9229	35,509	164,491

Dec-07	20,000	$ 7.7257	55,509	144,491

Mar-08	19,753	$ 8.2823	75,262	124,738

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

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: May 5, 2008	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: May 5, 2008	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended March 31, 2008.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended March 31, 2008.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended March 31, 2008