Form 10-Q
period 2008-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2008-08-04
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008
OR
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

(Check one): Large accelerated filer Accelerated filer Non-accelerated filer Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2008:  3,591,292.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	June 30, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	June 30, 2008 and 2007 (Unaudited)	5

	Condensed Consolidated Statements of
	Operations - Six Months Ended
	June 30, 2008 and 2007 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders' Equity
	June 30, 2008 (Unaudited) and December 31, 2007	7

	Condensed Consolidated Statements of
	Cash Flows - Six Months Ended
	June 30, 2008 and 2007 (Unaudited)	8

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	15

Part II	Other Information	22

PART I -- FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2008 (Unaudited)	December 31, 2007

Current assets
Cash and cash equivalents	$ 1,121,977	$ 1,501,685
Income tax receivable	99,358	100,737
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2008 and 2007)	12,996,001	6,764,851
Net investment in sales-type leases	54,695	60,364
Inventories	4,973,988	4,627,281
Deferred income taxes	141,636	141,636
Other	182,692	318,496

Total current assets	19,570,347	13,515,050

Shredder system construction in progress	4,143,404	-
Net property and equipment	9,505,409	9,537,345
Total property and equipment	13,648,813	9,537,345

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	99,588	125,851
Notes receivable -- related party	186,074	204,053
Deposit for shredder system	-	2,173,076
Other assets	96,183	169,142
	941,850	3,232,127

	$34,161,010	$26,284,522

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2007 (Unaudited)	December 31, 2007
Current liabilities
Current maturities of long term debt	$ 185,307	$ 338,913
Current maturities of capital lease obligation	81,451	133,675
Accounts payable	5,258,906	4,665,631
Dividends payable	359,129	-
Income tax payable	1,742,911	-
Other current liabilities	964,461	436,791
Total current liabilities	8,592,165	5,575,010

Long-term liabilities
Long-term debt	11,179,891	8,393,784
Capital lease obligation	60,844	101,569
Deferred income taxes	194,721	194,721
	11,435,456	8,690,074
Commitments

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,295,000 shares issued in 2008 and 2007, 3,591,292 shares outstanding in 2008 and 3,620,899 in 2007	21,475	21,475
Additional paid-in capital	3,599,624	3,599,624
Retained earnings	11,824,787	9,434,733
Treasury stock, 703,708 shares at average cost
in 2008 and 674,101 in 2007	(1,312,497)	(1,036,394)
	14,133,389	12,019,438
	$34,161,010	$ 26,284,522

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007

Revenue from services	$ 4,011,256	$ 3,648,276
Revenue from product sales	30,499,829	15,879,820
Total Revenue	34,511,085	19,528,096

Cost of goods sold for services	3,616,674	3,405,183
Cost of goods sold for product sales	24,598,437	13,174,595
Reduction of cost of goods sold	-	(107,266)
Total Cost of goods sold	28,215,111	16,472,512

Selling, general and administrative expense	3,481,812	1,649,201

Income before other income (expense)	2,814,162	1,406,383

Other income (expense)
Interest expense	(135,003)	(71,395)
Interest income	20,563	32,791
Gain/(loss) on sale of assets	21,623	(5,613)
Other income	127,369	305
	34,552	(43,912)

Income before income taxes	2,848,714	1,362,471

Income tax provision	1,186,082	541,172

Net income	$ 1,662,632	$ 821,299

Basic earnings per share	$ 0.46	$ 0.22

Diluted earnings per share	$ 0.46	$ 0.22

Weighted shares outstanding:
Basic	3,596,368	3,640,899

Diluted	3,596,368	3,640,899

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007

Revenue from services	$ 8,883,798	$ 7,492,503
Revenue from product sales	51,710,682	29,940,342
Total Revenue	60,594,480	37,432,845

Cost of goods sold for services	8,243,037	6,927,882
Cost of goods sold for product sales	42,360,969	24,928,942
Reduction of cost of goods sold	-	(142,544)
Total Cost of goods sold	50,604,006	31,714,280

Selling, general and administrative expense	5,291,417	3,013,208

Income before other income (expense)	4,699,057	2,705,357

Other income (expense)
Interest expense	(228,569)	(113,852)
Interest income	43,997	61,764
Gain/(loss) on sale of assets	16,481	(11,388)
Other income	128,666	22,358
	(39,425)	(41,118)

Income before income taxes	4,659,632	2,664,239

Income tax provision	1,910,449	1,049,860

Net income	$ 2,749,183	$ 1,614,379

Basic earnings per share	$ 0.76	$ 0.44

Diluted earnings per share	$ 0.76	$ 0.44

Weighted shares outstanding:
Basic	3,607,120	3,640,899

Diluted	3,607,120	3,640,899

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2008

(UNAUDITED)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2007	4,295,000	$21,475	$3,599,624	$9,434,733	(674,101)	$ (1,036,394)	$12,019,438

Stock repurchase	-	-	-	-	(29,607)	(276,103)	(276,103)

Cash dividend declared	-	-	-	(359,129)	-	-	(359,129)

Net income	-	-	-	2,749,183	-	-	2,749,183

Balance as of June 30, 2008	4,295,000	$21,475	$3,599,624	$11,824,787	(703,708)	$ (1,312,497)	$ 14,133,389

See accompanying notes to consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

	2008	2007
Cash flows from operating activities
Net income	$ 2,749,183	$ 1,614,379
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,041,000	916,643
Deferred income taxes	-	(78,743)
(Gain)/loss on sale of property and equipment	(16,481)	11,388
Change in assets and liabilities
Receivables	(6,231,150)	(2,427,873)
Net investment in sales-type leases	31,932	23,487
Inventories	(346,707)	(435,181)
Other assets	210,141	(141,379)
Accounts payable	593,275	490,171
Other current liabilities	2,270,582	(626,575)
Net cash from operating activities	301,775	(653,683)

Cash flows from investing activities
Proceeds from sale of property and equipment	55,189	46,950
Purchases of property and equipment	(1,047,772)	(1,072,828)
Purchases for shredder system construction in progress	(1,970,328)	-
Payments from related party	17,979	17,020
Net cash from investing activities	(2,944,932)	(1,008,858)

Cash flows from financing activities
Purchases of common stock	(276,103)	-
Payments on capital lease obligation	(92,949)	(132,686)
Proceeds from long-term debt	6,513,703	4,350,000
Payments on long-term debt	(3,881,202)	(2,434,319)
Net cash from financing activities	2,263,449	1,782,995

Net increase/(decrease) in cash	(379,708)	120,454

Cash at beginning of period	1,501,685	1,331,807

Cash at end of period	$ 1,121,977	$ 1,452,261

Supplemental disclosure of cash flow information
Cash paid for interest	$ 228,569	$ 113,852
Cash paid for taxes	166,159	1,854,343

Supplemental disclosure of noncash investing and financing activities:
Accrued dividends payable	359,129	364,090
Equipment purchased under capital leases	-	190,200

See accompanying notes to consolidated financial statements.

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements.  The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2008 and the results of our operations and changes in our cash flow for the periods ended June 30, 2008 and 2007.  Results of operations for the period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.  Additional information, including the audited December 31, 2007 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission.

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

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  This revolving credit facility has a three year term expiring December 22, 2009,   provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred percent (100%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, which was 4.95% as of June 30, 2008, and is secured by all our assets (except rental fleet equipment).  The balance of the credit facility at June 30, 2008 was $4,027,002.  The revolving credit facility contains certain restrictive and financial covenants.  At June 30, 2008, we were in compliance with all restrictive covenants and the entire amount of our credit facility less our outstanding borrowings was available for borrowings.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We recorded a note payable of $1,010,040 with an outstanding balance at June 30, 2008 of $865,198.

On May 14, 2008, we executed a new revolving credit facility with Branch Banking and Trust Company in the amount of $3.0 million secured by our rental fleet equipment.  This note replaces the $2.0 million rental fleet loan with Fifth Third Bank (as of June 30, 2008 we had paid off this note and as of December 31, 2007 we had borrowed $1,779,585).  Indebtedness under this loan agreement accrues interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The maturity date under this agreement is November 2013.  Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013.  The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity.  As of June 30, 2008 we had borrowed $2,959,295 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At June 30, 2008, we were in compliance with all restrictive covenants.

On May 14, 2008, we executed a new revolving credit facility with Branch Banking and Trust Company in the amount of $6.0 million to finance the purchase of our shredder system and complimentary facility improvements.  The security for this facility is the shredder and assets being purchased.  Our Board approved the acquisition and installation of the shredder system and complimentary facility improvements on June 21, 2007.  The revolving credit facility has a term beginning May 2008 and expiring November 2013.  The facility bears interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The facility provides for interest only monthly payments which commenced June 7, 2008 and continue through November 7, 2008.  Thereafter, the facility requires us to make fifty-nine (59) monthly principal and interest payments of $61,923.07 commencing December 7, 2008 with one final payment of all remaining principal and accrued interest due on November 7, 2013.  The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.4 million being due on before November 7, 2013, which we anticipate that we will refinance.  As of June 30, 2008 we had borrowed $3,513,703 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At June 30, 2008, we were in compliance with all restrictive covenants.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2008	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 50,544,066	$ -	$ -	$ -	$50,544,066
Equipment sales, service
and leasing revenues	-	-	1,166,616	-	1,166,616
Management fees	-	8,883,798	-	-	8,883,798
Cost of goods sold	(41,936,168)	(8,243,037)	(424,801)	-	(50,604,006)
Selling, general and
administrative expenses	(2,781,864)	(572,706)	(206,905)	(1,729,942)	(5,291,417)

Segment profit (loss)	$ 5,826,034	$ 68,055	$ 534,910	$ (1,729,942)	$ 4,699,057

Segment assets	$ 26,735,859	$ 1,827,185	$ 2,334,237	$ 3,263,729	$34,161,010

FOR THE SIX MONTHS ENDED JUNE 30, 2007	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 28,895,786	$ -	$ -	$ -	$28,895,786
Equipment sales, service
and leasing revenues	-	-	1,044,556	-	1,044,556
Management fees	-	7,492,503	-	-	7,492,503
Cost of goods sold	(24,498,867)	(6,785,338)	(430,075)	-	(31,714,280)
Selling, general and
administrative expenses	(991,421)	(546,046)	(352,844)	(1,122,897)	(3,013,208)

Segment profit (loss)	$ 3,405,498	$ 161,119	$ 261,637	$ (1,122,897)	$ 2,705,357

Segment assets	$ 15,089,053	$ 1,707,170	$ 2,056,591	$ 3,869,253	$22,722,067

FOR THE THREE MONTHS ENDED JUNE 30, 2008	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 29,870,349	$ -	$ -	$ -	$29,870,349
Equipment sales, service
and leasing revenues	-	-	629,480	-	629,480
Management fees	-	4,011,256	-	-	4,011,256
Cost of goods sold	(24,225,295)	(3,616,674)	(373,142)	-	(28,215,111)
Selling, general and
administrative expenses	(2,088,779)	(336,471)	56,148	(1,112,710)	(3,481,812)

Segment profit (loss)	$ 3,556,278	$ 58,111	$ 312,486	$(1,112,710)	$ 2,814,162

Segment assets	$ 26,735,859	$ 1,827,185	$ 2,334,237	$ 3,263,729	$34,161,010

FOR THE THREE MONTHS ENDED JUNE 30, 2007	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 15,364,200	$ -	$ -	$ -	$15,364,200
Equipment sales, service
and leasing revenues	-	-	515,620	-	515,620
Management fees	-	3,648,276	-	-	3,648,276
Cost of goods sold	(12,965,403)	(3,297,917)	(209,192)	-	(16,472,512)
Selling, general and
administrative expenses	(606,503)	(263,115)	(171,705)	(607,878)	(1,649,201)

Segment profit (loss)	$ 1,792,294	$ 87,244	$ 134,723	$ (607,878)	$ 1,406,383

Segment assets	$ 15,089,053	$ 1,707,170	$ 2,056,591	$ 3,869,253	$22,722,067

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

Some commodities are in saleable condition at acquisition.  We purchase these commodities in small amounts until we have a truckload of material available for shipment.  Some commodities are not in saleable condition at acquisition.  These commodities must be torched, sheared or baled.  We do not have work-in-process inventory that needs to be manufactured to become finished goods.  We include processing costs in inventory for all commodities.   Ferrous inventory of $2,416,209 at June 30, 2008 was comprised of $1,333,311 in raw materials and $1,082,898 of finished goods.  Non-ferrous inventory of $2,424,035 at June 30, 2008 was comprised of $388,694 in raw materials and $2,035,341 of finished goods.  Ferrous inventory of $1,848,445 at December 31, 2007 was comprised of $686,332 in raw materials and $1,162,113 of finished goods.  Non-ferrous inventory of $2,715,703 at December 31, 2007 was comprised of $372,949 in raw materials and $2,342,754 of finished goods.  We charged $1,532,573 in general and administrative processing costs to cost of sales for the quarter ended June 30, 2008 and $2,671,089 for the year ended December 31, 2007.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers.   Other inventory includes cardboard and baling wire.  Inventories as of June 30, 2008 and December 31, 2007 consist of the following:

	June 30, 2008 (unaudited)	December 31, 2007

Ferrous materials	$ 2,416,209	$ 1,848,445
Non-ferrous materials	2,424,035	2,715,703
Waste equipment machinery	95,792	36,498
Other	37,952	26,635

Total inventories	$ 4,973,988	$ 4,627,281

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

We also lease other machinery and equipment under operating leases which expire through July 2009.

Future minimum lease payments for operating leases as of June 30, 2008 are as follows:

2008	$ 722,464
2009	636,464
2010	636,000
2011	636,000
2012	318,000

Future minimum lease payments	$ 2,948,928

Total rent expense for the six months ended June 30, 2008 and 2007 was $448,989 and $424,789, respectively.

Capital Leases:

We lease various pieces of equipment which qualify as capital leases.  These lease arrangements require monthly lease payments expiring at various dates through June 2010.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2008	2007

Equipment	$ 771,567	$ 1,239,353

Less accumulated depreciation	221,779	388,253

	$ 549,788	$ 851,100

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at June 30, 2008.

2008	$ 81,451
2009	60,844

Total future minimum lease payments	142,295
Less amount representing interest	-

Present value of net minimum
lease payments	142,295
Less current portion	(81,451)

Capital Lease Obligations	$ 60,844

NOTE 7 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Six months ended June 30, 2008 compared to six months ended June 30, 2007:

	2008	2007
Basic earnings per share
Net income	$ 2,749,183	$ 1,614,379
Weighted average shares outstanding	3,607,120	3,640,899

Basic earnings per share	$ .76	$ .44

Diluted earnings per share
Net income	$ 2,749,183	$ 1,614,379

Weighted average shares outstanding	3,607,120	3,640,899
Add dilutive effect of assumed exercising of stock options	-	-
Diluted weighted average shares
outstanding	3,607,120	3,640,899
Diluted earnings per share	$ .76	$ .44

Three months ended June 30, 2008 compared to three months ended June 30, 2007:

	2008	2007
Basic earnings per share
Net income	$ 1,662,632	$ 821,299
Weighted average shares outstanding	3,596,368	3,640,899

Basic earnings per share	$ .46	$ .22

Diluted earnings per share
Net income	$ 1,662,632	$ 821,299

Weighted average shares outstanding	3,596,368	3,640,899
Add dilutive effect of assumed exercising of stock options	-	-
Diluted weighted average shares
outstanding	3,596,368	3,640,899
Diluted earnings per share	$ .46	$ .22

NOTE 8 -- SHREDDER SYSTEM COMMITMENT

The Company has made a total commitment of ten million dollars to build a state-of-the-art shredding and nonferrous recovery system.  The Board of Directors, at its June 21, 2007 meeting, announced authorization to proceed with the purchase of a shredder system and complimentary facility improvement totaling five million dollars.  On July 30, 2007, the Company entered into a contract with The Shredder Company located in Canutillo, Texas to purchase a shredder system. Subsequent to the initial approval, at its July 31, 2008 meeting, the Board authorized an additional five million dollars of commitments that include the purchase of nonferrous recovery system, modifications to the original contract of the shredder system, additional facility improvements including second entrance and scales, and installation costs.  Through June 30, 2008, we made payments totaling $4,143,404 classified as construction in progress.  Construction on the shredder began June 2008.  We are financing the purchase of the shredder system with our revolving credit facilities with BB&T.  As of June 30, 2008, we had incurred capitalized interest of $123,854.  This project is scheduled to be completed in the fourth quarter of 2008.

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

We use the fair value methodology outlined in SFAS 157 to value the assets and liabilities for cash and debt. All of our cash and debt are defined as Level 1.  In accordance with SFAS 157, the following table represents our fair value hierarchy for financial instruments at June 30, 2008:

	Level 1	Total
Assets
Cash and cash equivalents	$ 1,121,977	$ 1,121 977

Liabilities
Long term debt	$ (11,365,198)	$ (11,365,198)

NOTE 10 -- STOCK AWARD

Mr. Brian Donaghy, our President and Chief Operating Officer is entitled to receive 20,000 shares of ISA's common stock per year per the terms of his employment agreement, provided certain conditions have been met, including that Mr. Donaghy has completed a full year of employment and that our EBITDA exceeds $4.5 million for the previous fiscal year.  During 2008, the conditions of the agreement for the year 2008 were determined probable that they would be met.  Accordingly, we were accruing the share based award over the requisite period.

At a regular scheduled Board meeting on July 31, 2008, the directors approved the issuance of 10,000 shares of ISA's common stock to Brian Donaghy.  The directors also approved the issuance of the remaining 10,000 shares which will be paid equally in the third and fourth quarter at dates to be specified by the Board.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

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

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers.  Currently, we service 2,300 customer locations throughout the United States and we utilize an active database of over 6,600 vendors to provide timely, thorough and cost-effective service to our customers.

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

Liquidity and Capital Resources

As of June 30, 2008 we held cash and cash equivalents of $1,121,977.

We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  This revolving credit facility has a three year term expiring December 22, 2009, provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred percent (100%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, which was 4.95% as of June 30, 2008, and is secured by all our assets (except rental fleet equipment).  The balance of the credit facility at June 30, 2008 was $4,027,002.  The revolving credit facility contains certain restrictive and financial covenants.  At June 30, 2008, we were in compliance with all restrictive covenants and the entire amount of our credit facility less our outstanding borrowings was available for borrowings.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We recorded a note payable of $1,010,040 with an outstanding balance at June 30, 2008 of $865,198.

On May 14, 2008, we executed a new revolving credit facility with Branch Banking and Trust Company in the amount of $3.0 million secured by our rental fleet equipment.  This note replaces the $2.0 million rental fleet loan with Fifth Third Bank (as of June 30, 2008 we had paid off this note and as of December 31, 2007 we had borrowed $1,779,585).  Indebtedness under this loan agreement accrues interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The maturity date under this agreement is November 2013.  Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013.  The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity.  As of June 30, 2008 we had borrowed $2,959,295 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At June 30, 2008, we were in compliance with all restrictive covenants.

On May 14, 2008, we executed a new revolving credit facility with Branch Banking and Trust Company in the amount of $6.0 million to finance the purchase of our shredder system and complementary facility improvements.  The security for this facility is the shredder and assets being purchased.  Our Board approved the acquisition and installation of the shredder system and complimentary facility improvements on June 21, 2007.  The revolving credit facility has a term beginning May 2008 and expiring November 2013.  The facility bears interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The facility provides for interest only monthly payments, which commenced June 7, 2008, and continue through November 7, 2008.  Thereafter, the facility requires us to make fifty-nine (59) monthly principal and interest payments of $61,923.07 commencing December 7, 2008 with one final payment of all remaining principal and accrued interest due on November 7, 2013.  The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.4 million being due on before November 7, 2013, which we anticipate that we will refinance.  As of June 30, 2008 we had borrowed $3,513,703 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At June 30, 2008, we were in compliance with all restrictive covenants

During the first two quarters of 2008, we paid $1,047,772 for land, improvements, property and equipment.  We paid $129,479 for buildings and improvements.  In the recycling segment we paid $286,572 for cranes, shear rebuild, scales, trailers, and other operating equipment.  In the equipment sales, leasing and service segment, we purchased $411,325 in rental equipment that we located at customer sites.  This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market.  We purchased $40,506 of office equipment and $179,890 in vehicles.

We have a purchasing card with a credit limit of $6.0 million.  We included the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at June 30, 2008 was $825,523 with a due date of July 15, 2008.  The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges.  To date we have not incurred any interest charges on this purchasing card.  The card requires monthly minimum payments on any balance outstanding at month end.  We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs during the remainder of 2008.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Six months ended June 30,
	2008	2007
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	83.5%	84.7%
Selling, general and administrative expenses ......................................	8.7%	8.1%
Income before other expenses...........................................................	7.8%	7.2%

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Total revenue increased $23,161,635 or 61.9% to $60,594,480 in 2008 compared to $37,432,845 in 2007.  Recycling revenue increased $21,648,280 or 74.9% to $50,544,066 in 2008 compared to $28,895,786 in 2007.  This is primarily due to a 38% increase in price of commodities in the recycling market.  Management services revenue increased $1,391,295 or 18.6% to $8,883,798 in 2008 compared to $7,492,503 in 2007 primarily due to an increase in the number of customer locations managed.  Equipment sales, service and leasing revenue increased $122,060 or 11.7% to $1,166,616 in 2008 compared to $1,044,556 in 2007.  This increase is due to an increase in rental revenue.

Total cost of goods sold increased $18,889,726 or 59.6% to $50,604,006 in 2008 compared to $31,714,280 in 2007.  Recycling cost of goods sold increased $17,437,301 or 71.1% to $41,936,168 in 2008 compared to $24,498,867 in 2007.  This is primarily due to 35% higher commodity purchase prices in the recycling market.  Management services cost of goods sold increased $1,457,699 or 21.5% to $8,243,037 in 2008 compared to $6,785,338 in 2007 primarily due to an increase in the number of customer locations managed.  Additionally, we reduced cost of goods sold by $0 in 2008 and by $142,544 in 2007 due to a change in management's estimate related to the liability associated with this operation which includes the contract settlement with our former customers.  Equipment sales, service and leasing cost of goods sold decreased $5,274 or 1% to $424,801 in 2008 compared to $430,075 in 2007.

Selling, general and administrative expenses increased $2,278,209 or 75.6% to $5,291,417 in 2008 compared to $3,013,208 in 2007.  As a percentage of revenue, selling, general and administrative expenses were 8.7% in 2008 compared to 8.1% in 2007.  The primary driver of the increase in total expenses is ILS expenses of $1.3 million, accrued bonuses of $467,050, Sarbanes Oxley expense of $103,607 and rising fuel expenditures.   We acquired ILS in August 2007.

Other expense decreased $1,693 to other expense of $39,425 in 2008 compared to other expense of $41,118 in 2007.  This was primarily due to an increase in interest expense of $114,717 partially offset by other income of $117,306 due to an insurance reimbursement.

Income tax provision increased $860,589 to $1,910,449 in 2008 compared to $1,049,860 in 2007.  The effective tax rate in 2008 was 41.0% compared to 39.4% in 2007 based on federal and state statutory rates.

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Total revenue increased $14,982,989 or 76.7 % to $34,511,085 in 2008 compared to $19,528,096 in 2007.  Recycling revenue increased $14,506,149 or 94% to $29,870,349 in 2008 compared to $15,364,200 in 2007.  This is primarily due to a 27% increase in price of commodities in the recycling market.  Management services revenue increased $362,980 or 10% to $4,011,256 in 2008 compared to $3,648,276 in 2007 primarily due to an increase in the number of customer locations managed.  Equipment sales, service and leasing revenue increased $113,860 or 22% to $629,480 in 2008 compared to $515,620 in 2007.  This increase is due to an increase in rental revenue.

Total cost of goods sold increased $11,742,599 or 71.3% to $28,215,111 in 2008 compared to $16,472,512 in 2007.  Recycling cost of goods sold increased $11,259,892 or 87% to 24,225,295 in 2008 compared to $12,965,403 in 2007.  This is due to 23% higher commodity purchase prices in the recycling market.  Management services cost of goods sold increased $318,757 or 10% to $3,616,674 in 2008 compared to $3,297,917 in 2007 primarily due to an increase in the number of customer locations managed.  Additionally, we reduced cost of goods sold by $107,266 in 2007 due to a change in management's estimate related to the liability associated with this operation, which includes the contract settlement with our former customers.  Equipment sales, service and leasing cost of goods sold increased $163,950 to $373,142 in 2008 compared to $209,192 in 2007.

Selling, general and administrative expenses increased $1,832,611 or 111% to $3,481,812 in 2008 compared to $1,649,201 in 2007.  As a percentage of revenue, selling, general and administrative expenses were 8.9% in 2008 compared to 8.1% in 2007.  The primary driver of the increase in total expense is ILS expenses, Sarbanes Oxley expenditures and fuel costs.  We acquired ILS in August 2007.

Other income increased $78,464 to other income of $34,552 in 2007 compared to other expense of ($43,912) in 2007 primarily due to an insurance reimbursement for repair of our roof.

Income tax provision increased $644,910 to $1,186,082 in 2008 compared to $541,172 in 2007.  The effective tax rate in 2008 was 41% compared to 39.7% in 2007 based on federal and state statutory rates.

Financial condition at June 30, 2008 compared to December 31, 2007

Cash and cash equivalents decreased $379,708 to $1,121,977 as of June 30, 2008 compared to $1,501,685 as of December 31, 2007.

We generated net cash from operating activities of $301,775 for the six months ended June 30, 2008.

We used net cash from investing activities of $2,944,932 for the six months ended June 30, 2008.  Primarily, we purchased recycling and rental fleet equipment and shredder system equipment of $3,018,100.  The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

Our net cash from financing activities of $2,263,449 for the six months ended June 30, 2008 is primarily due to the advance of $6,513,703 on our new lines of credit offset by payments on debt of $3,881,202.

Accounts receivable trade increased $6,231,150 or 92% to $12,996,001 as of June 30, 2008 compared to $6,764,851 as of December 31, 2007.  This change is primarily due to an increase in selling prices in the Recycling segment.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We value inventory at the lower of cost or market.  Inventory increased $346,707 or 7.5% to $4,973,988 as of June 30, 2008 compared to $4,627,281 as of December 31, 2007.

Inventory aging for the period ended June 30, 2008 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Waste equipment machinery	$ 76,366	$ -	$ -	$ 19,426	$ 95,792
Ferrous materials	1,433,881	780,705	139,201	64,422	2,416,209
Non-ferrous materials	2,000,038	172,481	107,788	143,728	2,424,035
Other	37,952	-	-	-	37,952

	$3,548,237	$ 953,186	$ 246,989	$ 227,576	$4,973,988

Inventory aging for the year ended December 31, 2007 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Waste equipment machinery	$ 36,498	$ -	$ -	$ -	$ 36,498
Ferrous Materials	1,163,306	566,774	78,183	40,182	1,848,445
Non-ferrous materials	1,885,783	553,049	129,552	147,319	2,715,703
Other	26,635	-	-	-	26,635

	$3,112,222	$1,119,823	$ 207,735	$ 187,501	$4,627,281

Accounts payable trade increased $593,275 or 12.7% to $5,258,906 as of June 30, 2008 compared to $4,665,631 as of December 31, 2007, primarily due to market conditions.

Working capital increased $3,038,142 to $10,978,182 as of June 30, 2008 compared to $7,940,040 as of December 31, 2007.  The increase was primarily driven by the $6.2 million increase in accounts receivable.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2008.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$11,365,198	$185,307	$8,733,231	$2,446,660	$0
Capital Lease Obligations (2)	142,295	81,451	60,844	0	0
Operating Lease Obligations (3)	2,948,928	722,464	1,272,464	954,000	0
Total	$14,456,421	$ 989,222	$10,066,539	$3,400,660	$0

(1)   In December 2006 we entered into a new revolving credit facility with Branch Banking and Trust Company increasing the borrowing line from $5.0 million to $10.0 million to provide us with working capital to support the current needs of our business.  This revolving credit facility has a three year term expiring December 22, 2009, and provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred (100%) of the net book value of our eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 4.95% as of June 30, 2008, and is secured by all our assets (except rental fleet equipment).  The balance of the credit facility at June 30, 2008 was $4,027,002.  The revolving credit facility contains certain restrictive and financial covenants.  At June 30, 2008, we were in compliance with all restrictive covenants and the entire amount of our credit facility less our outstanding borrowings was available for borrowings.

       On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We recorded a note payable of $1,010,040 with an outstanding balance at June 30, 2008 of $865,198.

       On May 14, 2008, we executed a new revolving credit facility with Branch Banking and Trust Company in the amount of $3.0 million secured by our rental fleet equipment.  This note replaces the $2.0 million rental fleet loan with Fifth Third Bank (as of June 30, 2008 we had paid off this note and as of December 31, 2007 we had borrowed $1,779,585).  Indebtedness under this loan agreement accrues interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The maturity date under this agreement is November 2013 with a ten-year amortization schedule.  Fifty-nine (59) monthly principal and interest payments of $30,966.76 will commence on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013.  The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity.  As of June 30, 2008 we had borrowed $2,959,295 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At June 30, 2008, we were in compliance with all restrictive covenants.

       On May 14, 2008, we executed a new revolving credit facility with Branch Banking and Trust Company in the amount of $6.0 million to finance the purchase of our shredder system and complementary facility improvements.  The security for this facility is the shredder and assets being purchased.  Our Board approved the acquisition and installation of the shredder system and complimentary facility improvements on June 21, 2007.  The revolving credit facility has a term beginning May 2008 and expiring November 2013.  The facility bears interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The facility provides for interest only monthly payments commencing June 7, 2008, through November 7, 2008.  Thereafter, the facility requires us to make fifty-nine (59) monthly principal and interest payments of $61,923.07 commencing December 7, 2008 with one final payment of all remaining principal and accrued interest due on November 7, 2013.  The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.4 million being due on before November 7, 2013, which we anticipate that we will refinance.  As of June 30, 2008 we had borrowed $3,513,703 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At June 30, 2008, we were in compliance with all restrictive covenants.

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

Long-term debt increased $2,786,107 to $11,179,891 as of June 30, 2008 compared to $8,393,784 as of December 31, 2007.

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

We are exposed to interest rate risk on our floating rate borrowings. As of June 30, 2008, variable rate borrowings consisted of outstanding borrowings of $10.5 million under our credit agreements with BB&T.  These revolving credit facilities bear interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) or plus one and six hundred twenty five one-thousandths percent (1.625%) per annum. Any increase in this rate would lead to higher interest expense. We do not have any interest rate swaps or caps in place, which would mitigate our exposure to fluctuations in the interest rate on this indebtedness. Based on our average anticipated borrowings under our credit agreement in fiscal 2008, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $105,000 per year, with a corresponding change in cash flows.

ITEM 4(T):    CONTROLS AND PROCEDURES

(a)   Disclosure controls and procedures.

ISA's management, including ISA's principal executive officer and principal financial officer, have evaluated the effectiveness of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934.  Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2008, ISA's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission  (1) is recorded, processed, summarized and reported within the time periods specific in the SEC's rules and forms, and (2) is accumulated and communicated to ISA's management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding the required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the quarter ended June 30, 2008, and concluded that such internal control over financial reporting was effective as of June 30, 2008.

(c)   Changes to internal control over financial reporting

There were no changes in ISA's internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to affect ISA's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.     Legal Proceedings

In May 2006, All American Recycling ("AAR") and its owners, R.D. Burton and Donna Burton filed a lawsuit in Jefferson County, Kentucky Circuit Court against us and K & R Resources LLC (All American Recycling, Inc. and RD Burton and Donna Burton vs. Industrial Services of America, Inc. et al. Jefferson Circuit Court, Case No.  06C04701).  In May 2007 AAR amended its complaint to identify Harry Kletter, Brian Donaghy, Ronald Kletter and Edward List as individual defendants in this action. The causes of action alleged against us and the individual defendants include breach of contract, misrepresentation, fraud, malicious, willful and reckless conduct and trespass. The dispute arises from two agreements that were entered into by the parties in December 2004 (in settlement of a prior litigation between ISA and AAR).  One of the two agreements called for certain "retail customers" to be referred to AAR.  AAR, in turn, agreed to then sell all of its non-ferrous metals to us based on a certain agreed pricing schedule.  AAR alleges that we breached the agreement by not referring such retail customers to AAR and paid AAR on a basis other than the basis provided in the agreement.  We claim that we paid AAR on the basis provided for in the agreement and that AAR breached the agreement by selling its metals to third party purchasers.  No specific amount of damages was set forth in the complaint, however AAR is claiming it is owed in excess of $2MM.  Plaintiff filed a motion for summary judgment against us on February 27, 2008 to which we responded on March 21, 2008.  The court has yet to rule on this motion.  Currently, mediation is scheduled in August 2008, with a trial date for early September, 2008.

In January of 2007 Lennox Industries commenced an action against ISA in Lennox Industries, Inc.  vs.  Industrial Services of America, Inc. (Circuit Court of Arkansas County CV-2007-004).  Lennox alleges that we mis-categorized certain materials that we brokered on behalf of Lennox generating less for those materials than they were worth thereby depriving Lennox of income that it might otherwise have received.  Lennox alleges that we had a duty to obtain a price that was consistent with the materials being sold on behalf of Lennox and that we failed to exercise the proper duty of care in our dealings with Lennox.  On July 9, 2008, Lennox amended its complaint to add a cause of action based on fraud and misrepresentation.  We believe Lennox's claims are without merit.  Lennox is claiming damages in excess of one million dollars.  This matter is currently in its discovery phase.

Item 1A.  Risk Factors

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on June 30, 2008.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, our Board of Directors authorized a new program to repurchase up to 200,000 shares of our common stock at current market prices.  During 2008, we repurchased 19,753 shares.  In 2007 we repurchased 40,000 shares, in 2006 we repurchased 5,509 shares and in 2005 we repurchased 10,000 shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

Oct-05	-

Nov-05	10,000	$ 2.9762	10,000	190,000

Dec-05	-

Jan-06	5,509	$ 2.9658	15,509	184,491

Aug-07	20,000	$ 9.9229	35,509	164,491

Dec-07	20,000	$ 7.7257	55,509	144,491

Mar-08	19,753	$ 8.2823	75,262	124,738

Jun-08	9,854	$ 11.4169	85,116	114,884

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

(a)        At the Annual Meeting of Shareholders held on June 26, 2008, the following proposals were adopted by the margins indicated:

(b)        PROPOSAL 1:  Annual Election of Directors.  The nominees for election as directors were Harry Kletter, Roman Epelbaum, Orson Oliver, Albert Cozzi and Richard  Ferguson.  The five director positions were filled based upon the five receiving the most votes:

	For	Withheld	Broker Non-Votes and Abstentions

Harry Kletter	2,908,668	14,989	-
Roman Epelbaum	2,864,119	59,538	-
Albert A. Cozzi	2,900,262	23,395	-
Richard E. Ferguson	2,894,262	29,395	-
Orson Oliver	2,894,262	29,395	-

(c)        PROPOSAL 2:  Ratification of Mountjoy & Bressler, LLP as our independent auditors.

For	Against	Broker Non Votes And Abstentions

2,865,117	-	58,540

Item 5.     Other Information

                 None.

Item 6.     Exhibits

                 See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: August 4, 2008	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: August 4, 2008	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended June 30, 2008.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended June 30, 2008.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended June 30, 2008.