Form 10-Q
period 2008-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2008-11-05
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008
OR
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2008: 3,575,292.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	September 30, 2008 (Unaudited) and December 31, 2007	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	September 30, 2008 and 2007 (Unaudited)	5

	Condensed Consolidated Statements of
	Operations - Nine Months Ended
	September 30, 2008 and 2007 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders' Equity
	September 30, 2008 (Unaudited) and December 31, 2007	7

	Condensed Consolidated Statements of
	Cash Flows - Nine Months Ended
	September 30, 2008 and 2007 (Unaudited)	8

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	19

Part II	Other Information	30

Part I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2008 (Unaudited)	December 31, 2007

Current assets
Cash and cash equivalents	$ 3,060,139	$ 1,501,685
Income tax receivable	99,358	100,737
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2008 and 2007)	8,834,094	6,764,851
Net investment in sales-type leases	52,568	60,364
Inventories	6,471,067	4,627,281
Deferred income taxes	141,636	141,636
Other	48,876	318,496

Total current assets	18,707,738	13,515,050

Shredder system construction in progress	5,119,436	-
Net property and equipment	10,362,882	9,537,345
Total property and equipment	15,482,318	9,537,345

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	85,679	125,851
Notes receivable - related party	176,898	204,053
Deposit for shredder system	-	2,173,076
Other assets	155,238	169,142
	977,820	3,232,127

	$ 35,167,876	$ 26,284,522

_________________________

See accompanying notes to consolidated financial statements.
3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2008 (Unaudited)	December 31, 2007
Current liabilities
Current maturities of long term debt	$ 440,876	$ 338,913
Current maturities of capital lease obligation	81,451	133,675
Accounts payable	4,867,323	4,665,631
Income tax payable	1,513,605	-
Other current liabilities	1,014,140	436,791
Total current liabilities	7,917,395	5,575,010

Long-term liabilities
Long-term debt	10,817,020	8,393,784
Capital lease obligation	40,481	101,569
Deferred income taxes	1,074,721	194,721
	11,932,222	8,690,074
Commitments

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,295,000 shares issued in 2008 and 2007, 3,575,292 shares outstanding in 2008 and 3,620,899 in 2007	21,475	21,475
Additional paid-in capital	3,742,373	3,599,624
Retained earnings	13,102,802	9,434,733
Treasury stock, 719,708 shares at average cost
in 2008 and 674,101 in 2007	(1,548,391)	(1,036,394)
	15,318,259	12,019,438
	$ 35,167,876	$ 26,284,522

_________________________

See accompanying notes to consolidated financial statements.
4.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

Revenue from services	$ 4,875,379	$ 4,311,553
Revenue from product sales	23,962,449	13,617,257
Total Revenue	28,837,828	17,928,810

Cost of goods sold for services	4,578,407	3,841,742
Cost of goods sold for product sales	19,749,262	11,980,863
Reduction of cost of goods sold	-	(337,516)
Total Cost of goods sold	24,327,669	15,485,089

Selling, general and administrative expense	2,569,743	1,791,116

Income before other income (expense)	1,940,416	652,605

Other income (expense)
Interest expense	(76,628)	(91,096)
Interest income	19,060	30,238
Gain/(loss) on sale of assets	14,133	9,782
Other income	158,884	193
	115,449	(50,883)

Income before income taxes	2,055,865	601,722

Income tax provision	775,750	218,563

Net income	$ 1,280,115	$ 383,159

Basic earnings per share	$ .36	$ 0.11

Diluted earnings per share	$ .36	$ 0.11

Weighted shares outstanding:
Basic	3,593,966	3,640,899

Diluted	3,593,966	3,640,899

_________________________

See accompanying notes to consolidated financial statements.
5.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

Revenue from services	$ 13,759,177	$ 11,804,056
Revenue from product sales	75,673,131	43,557,599
Total Revenue	89,432,308	55,361,655

Cost of goods sold for services	12,821,444	10,769,624
Cost of goods sold for product sales	62,110,231	36,909,805
Reduction of cost of goods sold	-	(480,060)
Total Cost of goods sold	74,931,675	47,199,369

Selling, general and administrative expense	7,861,160	4,804,324

Income before other income (expense)	6,639,473	3,357,962

Other income (expense)
Interest expense	(305,197)	(204,948)
Interest income	63,057	92,002
Gain/(loss) on sale of assets	30,614	(1,606)
Other income	287,550	22,551
	76,024	(92,001)

Income before income taxes	6,715,497	3,265,961

Income tax provision	2,686,199	1,268,423

Net income	$ 4,029,298	$ 1,997,538

Basic earnings per share	$ 1.12	$ 0.55

Diluted earnings per share	$ 1.12	$ 0.55

Weighted shares outstanding:
Basic	3,602,703	3,640,899

Diluted	3,602,703	3,640,899

_________________________

See accompanying notes to consolidated financial statements.
6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2008
(UNAUDITED)

			Additional
	Common Stock		Paid-in	Retained	Treasury Stock
	Shares	Amount	Capital	Earnings	Shares	Cost	Total

Balance as of December 31, 2007	4,295,000	$21,475	$3,599,624	$9,434,733	(674,101)	$ (1,036,394)	$12,019,438

Stock repurchase	-	-	-	2,961	(55,607)	(530,648)	(527,687)

Stock bonus	-	-	142,749	-	10,000	18,651	161,400

Cash dividend	-	-	-	(364,190)	-	-	(364,190)

Net income	-	-	-	4,029,298	-	-	4,029,298

Balance as of September 30, 2008	4,295,000	$21,475	$3,742,373	$13,102,802	(719,708	$ (1,548,391)	$ 15,318,259

7

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007
Cash flows from operating activities
Net income	$ 4,029,298	$ 1,997,538
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,575,843	1,431,764
Deferred income taxes	880,000	(99,434)
Tax benefits related to common stock options	-	210,564
(Gain)/loss on sale of property and equipment	(30,614)	1,606
Change in assets and liabilities
Receivables	(2,069,243)	(1,865,162)
Net investment in sales-type leases	47,968	36,520
Inventories	1,843,786)	(1,009,955)
Other assets	284,903	(176,826)
Accounts payable	201,692	(304,543)
Other current liabilities	2,090,954	(912,009)
Net cash from operating activities	5,167,015	(689,937)

Cash flows from investing activities
Proceeds from sale of property and equipment	82,827	57,300
Purchases of property and equipment	(2,453,593)	(1,716,680)
Purchases for shredder system construction in progress	(2,946,360)	(1,065,510)
Payments from related party	27,155	25,706
Net cash from investing activities	(5,289,971)	(2,699,184)

Cash flows from financing activities
Purchases of common stock	(527,687)	(198,460)
Issuance of common stock	161,400	215,800
Payments on capital lease obligation	(113,312)	(210,080)
Payment of cash dividend	(364,190)	(364,090)
Proceeds from long-term debt	6,513,703	6,350,000
Payments on long-term debt	(3,988,504)	(2,986,097)
Net cash from financing activities	1,681,410	2,807,073

Net increase/(decrease) in cash	1,558,454	(582,048)

Cash at beginning of period	1,501,685	1,331,807

Cash at end of period	$ 3,060,139	$ 749,759

Supplemental disclosure of cash flow information
Cash paid for interest	$ 305,197	$ 204,948
Cash paid for taxes	291,214	2,235,377

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased under capital leases	-	219,889
Equipment purchased through seller financing	-	1,010,040

8

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements.  The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2008 and the results of our operations and changes in our cash flow for the periods ended September 30, 2008 and 2007.  Results of operations for the period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.  Additional information, including the audited December 31, 2007 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2007 on file with the Securities and Exchange Commission.

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

Effective January 1, 2008 we adopted SFAS No. 157 for financial assets and liabilities measure at fair market value on a recurring basis.  The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.  See Note 10 for information and related disclosures.

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

NOTE 3 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  This revolving credit facility has a three year term expiring December 22, 2009,   provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred percent (100%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, which was 6.25% as of September 30, 2008, and is secured by all our assets (except rental fleet equipment).  The balance of the credit facility at September 30, 2008 was $4,027,002.  The revolving credit facility contains certain restrictive and financial covenants.  At September 30, 2008, we were in compliance with all restrictive covenants and the entire amount of our credit facility less our outstanding borrowings was available for borrowings.  On October 2, 2008, we paid $2,000,000 to decrease the balance of the credit facility to $2,027,002.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We recorded a note payable of $1,010,040 with an outstanding balance at September 30, 2008 of $820,076.

On May 14, 2008, we executed a new loan agreement with Branch Banking and Trust Company in the amount of $3.0 million secured by our rental fleet equipment.  This note replaces the $2.0 million rental fleet loan with Fifth Third Bank.  Until October 15, 2008, indebtedness under this loan agreement accrued interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013.  Effective October 15, 2008, we converted this revolving credit facility with a variable interest rate into a fixed interest rate of 5.65% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is May 2013.  The repayment terms are principal paid in twelve (12) monthly payments of $19,673.54 plus interest commencing on November 7, 2008 and continuing through October 7, 2009, principal paid in 12 monthly payments of $20,835.07 plus interest commencing on November 7, 2009 and continuing through October 7, 2010; principal paid in 12 monthly payments of $22,065.17 plus interest commencing on November 7, 2010 and continuing through October 7, 2011; principal paid in 12 monthly payments of $23,367.89 plus interest commencing on November 7, 2011 and continuing through October 7, 2012; principal paid in six (6) monthly payments of $24,747.53 plus interest commencing on November 7, 2012 and continuing through April 7, 2013, with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013.  The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity.  As of September 30, 2008 we had borrowed $2,897,114 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At September 30, 2008, we were in compliance with all restrictive covenants.

On May 14, 2008, we executed a new loan agreement with Branch Banking and Trust Company in the amount of $6.0 million to finance the purchase of our shredder system and complimentary facility improvements.  The security for this facility is the shredder and assets being purchased.  Our Board approved the acquisition and installation of the shredder system and complimentary facility improvements on June 21, 2007.  The note has a term beginning May 2008 and originally expiring November 2013.  Until October 15, 2008, the facility bore interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The facility originally provided for interest only monthly payments which commenced June 7, 2008 and continue through November 7, 2008.  Effective October 15, 2008, we converted this revolving credit facility into a fixed interest rate of 5.89% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is April 2014.  The repayment terms are interest only paid in 6 monthly payments starting on November 7, 2008 and continuing through April 7, 2009; principal paid in twelve (12) monthly payments of $37,636.11 plus interest commencing on May 7, 2009 and continuing through April 7, 2010; principal paid in 12 monthly payments of $39,957.42 plus interest commencing on May 7, 2010 and continuing through April 7, 2011; principal paid in 12 monthly payments of $42,421.91 plus interest commencing on May 7, 2011 and continuing through April 7, 2012; principal paid in 12 monthly payments of $45,038.40 plus interest commencing on May 7, 2012 and continuing through April 7, 2013; principal paid in eleven (11) monthly payments of $47,816.27 plus interest commencing on May 7, 2013 and continuing through March 7, 2014, with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014.  The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.5 million being due on or before April 7, 2014, at which time we anticipate that we will refinance.  As of September 30, 2008 we had borrowed $3,513,703 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At September 30, 2008, we were in compliance with all restrictive covenants.

NOTE 4 -- SEGMENT INFORMATION

Our operations include three primary segments:  ISA Recycling, Computerized Waste Systems (CWS), and Waste Equipment Sales & Service (WESSCO).  ISA Recycling provides products and services to meet the needs of its customers related to ferrous, non-ferrous and fiber recycling at three locations in the Midwest.  CWS provides waste disposal services including contract negotiations with service providers, centralized billing, invoice auditing, and centralized dispatching.  WESSCO sells, leases, and services waste handling and recycling equipment.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008	ISA RECYLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 73,936,140	$ -	$ -	$ -	$73,936,140
Equipment sales, service
and leasing revenues	-	-	1,736,991	-	,736,991
Management fees	-	13,759,177	-	-	13,759,177
Cost of goods sold	(61,465,322)	(12,821,444)	(644,909)	-	(74,931,675)
Selling, general and
administrative expenses	(4,168,797)	(862,205)	(312,174)	(2,517,984)	(7,861,160)

Segment profit (loss)	$ 8,302,021	$ 75,528	$ 779,908	(2,517,984)	$ 6,639,473

Segment assets	$ 25,953,912	$ 2,196,188	$ 1,969,974	$ 5,047,802	$35,167,876

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 42,015,848	$ -	$ -	$ -	$ 42,015,848
Equipment sales, service
and leasing revenues	-	-	1,541,751	-	1,541,751
Management fees	-	11,804,056	-	-	11,804,056
Cost of goods sold	(36,280,146)	(10,289,564)	(629,659)	-	(47,199,369)
Selling, general and
administrative expenses	(1,393,658)	(981,102)	(520,397)	(1,909,167)	(4,804,324)

Segment profit (loss)	$ 4,342,044	$ 533,390	$ 391,695	$ (1,909,167)	$ 3,357,962

Segment assets	$ 15,713,728	$ 3,293,727	$ 2,224,422	$ 3,073,152	$ 24,305,029

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 23,392,074	$ -	$ -	$ -	$23,392,074
Equipment sales, service
and leasing revenues	-	-	570,375	-	570,375
Management fees	-	4,875,379	-	-	4,875,379
Cost of goods sold	(19,529,154)	(4,578,407)	(220,108)	-	(24,327,669)
Selling, general and
administrative expenses	(1,386,933)	(289,499)	(105,269)	(788,042)	(2,569,743)

Segment profit (loss)	$ 2,475,987	$ 7,473	$ 244,998	$ (788,042)	$ 1,940,416

Segment assets	$ 25,953,912	$ 2,196,188	$ 1,969,974	$ 5,047,802	$35,167,876

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 13,120,062	$ -	$ -	$ -	$ 13,120,062
Equipment sales, service
and leasing revenues	-	-	497,195	-	497,195
Management fees	-	4,311,553	-	-	4,311,553
Cost of goods sold	(11,781,279)	(3,504,226)	(199,584)	-	(15,485,089)
Selling, general and
administrative expenses	(402,237)	(435,056)	(167,553)	(786,270)	(1,791,116)

Segment profit (loss)	$ 936,546	$ 372,271	$ 130,058	$ (786,270)	$ 652,605

Segment assets	$ 15,713,728	$ 3,293,727	$ 2,224,422	$ 3,073,152	$ 24,305,029

NOTE 5 -- INVENTORIES

Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We would recognize inventory impairment when the market value, based upon current and estimated market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory.  We would record the loss in cost of goods sold in the period during which we identified the loss.

Some commodities are in saleable condition at acquisition.  We purchase these commodities in small amounts until we have a truckload of material available for shipment.  Some commodities are not in saleable condition at acquisition.  These commodities must be torched, sheared or baled.  We do not have work-in-process inventory that needs to be manufactured to become finished goods.  We include processing costs in inventory for all commodities.   Ferrous inventory of $3,442,386 at September 30, 2008 was comprised of $1,280,825 in raw materials and $2,161,561 of finished goods.  Non-ferrous inventory of $2,862,115 at September 30, 2008 was comprised of $910,150 in raw materials and $1,951,965 of finished goods.  Ferrous inventory of $1,848,445 at December 31, 2007 was comprised of $686,332 in raw materials and $1,162,113 of finished goods.  Non-ferrous inventory of $2,715,703 at December 31, 2007 was comprised of $372,949 in raw materials and $2,342,754 of finished goods.  We charged $2,358,075 in general and administrative processing costs to cost of sales for the quarter ended September 30, 2008 and $2,671,089 for the year ended December 31, 2007.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers.   Other inventory includes cardboard and baling wire.  Inventories as of September 30, 2008 and December 31, 2007 consist of the following:

	September 30, 2008 (unaudited)	December 31, 2007

Ferrous materials	$ 3,442,386	$ 1,848,445
Non-ferrous materials	2,862,115	2,715,703
Waste equipment machinery	75,750	36,498
Other	90,816	26,635

Total inventories	$ 6,471,067	$ 4,627,281

NOTE 6 - LEASE COMMITMENTS

Operating Leases:

We lease our Louisville, Kentucky facility from a related party under an operating lease expiring December 2012.  The rent was adjusted in December 2007 per the agreement to monthly payments of $48,500 through December 2012.  In addition, we are also responsible for real estate taxes, insurance, utilities and maintenance expense.

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $969 are due through September 2009.

We also lease other machinery and equipment under operating leases which expire through July 2009.

Future minimum lease payments for operating leases as of September 30, 2008 are as follows:

2008	$ 702,510
2009	636,000
2010	636,000
2011	636,000
2012	159,000

Future minimum lease payments	$ 2,769,510

Total rent expense for the nine months ended September 30, 2008 and 2007 was $661,111 and $637,741, respectively.

Capital Leases:

We lease various pieces of equipment which qualify as capital leases.  These lease arrangements require monthly lease payments expiring at various dates through June 2010.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2008	2007

Equipment	$ 771,567	$ 1,269,222

Less accumulated depreciation	242,418	254,894

	$ 529,149	$ 1,014,328

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at September 30, 2008.

2008	$ 81,451
2009	40,481

Total future minimum lease payments	121,932
Less amount representing interest	-

Present value of net minimum
lease payments	121,932
Less current portion	(81,451)

Capital Lease Obligations	$ 40,481

NOTE 7 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007:

	2008	2007
Basic earnings per share
Net income	$ 4,029,298	$ 1,997,538
Weighted average shares outstanding	3,602,703	3,640,899

Basic earnings per share	$ 1.12	$ .55

Diluted earnings per share
Net income	$ 4,029,298	$ 1,997,538

Weighted average shares outstanding	3,602,703	3,640,899
Add dilutive effect of assumed exercising of stock options	-	-
Diluted weighted average shares
outstanding	3,602,703	3,640,899
Diluted earnings per share	$ 1.12	$ .55

Three months ended September 30, 2008 compared to three months ended September 30, 2007:

Basic earnings per share
Net income	$ 1,280,115	$ 383,159
Weighted average shares outstanding	3,593,966	3,640,899

Basic earnings per share	$ .36	$ .11

Diluted earnings per share
Net income	$ 1,280,115	$ 383,159

Weighted average shares outstanding	3,593,966	3,640,899
Add dilutive effect of assumed exercising of stock options	-	-
Diluted weighted average shares
outstanding	3,593,966	3,640,899
Diluted earnings per share	$ .36	$ .11

NOTE 8 -- SHREDDER SYSTEM COMMITMENT

We have made a total commitment of ten million dollars to build a state-of-the-art shredding and nonferrous recovery system.  The Board of Directors, at its June 21, 2007 meeting, announced authorization to proceed with the purchase of a shredder system and complimentary facility improvement totaling five million dollars.  Commitments of an additional five million dollars include the purchase of a nonferrous recovery system, modifications to the original contract of the shredder system, additional facility improvements including second entrance and scales, and installation costs.  On July 30, 2007, we entered into a contract with The Shredder Company located in Canutillo, Texas to purchase a shredder system.  The shredder will shred ferrous and non ferrous scrap for domestic and international consumers. The shredder can also be used for a disaster plan by handling materials prior to landfill disposal and recycling purposes.  Through September 30, 2008, we made payments to The Shredder Company and other vendors totaling $5,119,436 classified as construction in progress.  Construction on the shredder began June 2008.  We are financing the purchase of the shredder system with our loan with BB&T.  As of September 30, 2008, we had incurred capitalized interest of $160,630.  This project is scheduled to be completed by the end of February 2009.

NOTE 9 -- PROPERTY PURCHASE

On September 2, 2008, we announced our continuing expansion in Louisville, Kentucky with the purchase of the former Allied System truck terminal for $1,190,000. The 20,182 square foot facility sits on 4.4 acres of asphalted parking area. Located in the Renaissance Zone, the property will be occupied by ISA Logistics and Waste Equipment Sales and Service Company (WESSCO), relocating from the main Louisville location, and creating room for the shredder system and related maintenance equipment. We are committed, with the City of Louisville, to the continued growth and development of the Renaissance Zone, and with a related party, own almost 60 acres of mixed use land and buildings within the Zone.Our new geographical expansion includes two recycling facilities in New Albany and Seymour, Indiana.

NOTE 10 -- FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities.  This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures.  This standard does not require any new fair market value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 discusses valuation techniques, such as the market approach  (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

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

We use the fair value methodology outlined in SFAS 157 to value the assets and liabilities for cash and debt. All of our cash and debt are defined as Level 1.  In accordance with SFAS 157, the following table represents our fair value hierarchy for financial instruments at September 30, 2008:

	Level 1	Total
Assets
Cash and cash equivalents	$ 3,060,139	$ 3,060 139

Liabilities
Long term debt	$ (11,257,896)	$ (11,257,896)

NOTE 11 -- STOCK AWARD

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

At a regular scheduled Board meeting on July 31, 2008, the directors approved the issuance of 10,000 shares of ISA's common stock to Brian Donaghy.  The directors also approved the issuance of the remaining 10,000 shares which are to be paid equally in the third and fourth quarter at dates to be specified by the Board.  We paid 10,000 shares to Mr. Donaghy in August 2008 for the first two quarters of 2008.  We accrued $51,250 in the third quarter for the third quarter stock award.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute "forward-looking statements" within the meaning of the federal securities laws.  Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections.  Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index, a significant downturn in the economy and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission.

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

Liquidity and Capital Resources

As of September 30, 2008 we held cash and cash equivalents of $3,060,139.

We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  This revolving credit facility has a three year term expiring December 22, 2009,   provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred percent (100%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, which was 6.25% as of September 30, 2008, and is secured by all our assets (except rental fleet equipment).  The balance of the credit facility at September 30, 2008 was $4,027,002.  The revolving credit facility contains certain restrictive and financial covenants.  At September 30, 2008, we were in compliance with all restrictive covenants and the entire amount of our credit facility less our outstanding borrowings was available for borrowings.  On October 2, 2008 we paid $2,000,000 to decrease the balance of the credit facility to $2,027,002.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We recorded a note payable of $1,010,040 with an outstanding balance at September 30, 2008 of $820,076.

On May 14, 2008, we executed a new loan agreement with Branch Banking and Trust Company in the amount of $3.0 million secured by our rental fleet equipment.  This note replaces the $2.0 million rental fleet loan with Fifth Third Bank.  Until October 15, 2008, indebtedness under this loan agreement accrued interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013.  Effective October 15, 2008, we converted this revolving credit facility with a variable interest rate into a fixed interest rate of 5.65% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is May 2013.  The repayment terms are principal paid in twelve (12) monthly payments of $19,673.54 plus interest commencing on November 7, 2008 and continuing through October 7, 2009, principal paid in 12 monthly payments of $20,835.07 plus interest commencing on November 7, 2009 and continuing through October 7, 2010; principal paid in 12 monthly payments of $22,065.17 plus interest commencing on November 7, 2010 and continuing through October 7, 2011; principal paid in 12 monthly payments of $23,367.89 plus interest commencing on November 7, 2011 and continuing through October 7, 2012; principal paid in six (6) monthly payments of $24,747.53 plus interest commencing on November 7, 2012 and continuing through April 7, 2013, with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013.  The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity.  As of September 30, 2008 we had borrowed $2,897,114 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At September 30, 2008, we were in compliance with all restrictive covenants.

On May 14, 2008, we executed a new loan agreement with Branch Banking and Trust Company in the amount of $6.0 million to finance the purchase of our shredder system and complimentary facility improvements.  The security for this facility is the shredder and assets being purchased.  Our Board approved the acquisition and installation of the shredder system and complimentary facility improvements on June 21, 2007.  The note has a term beginning May 2008 and originally expiring November 2013.  Until October 15, 2008, the facility bore interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The facility originally provided for interest only monthly payments which commenced June 7, 2008 and continue through November 7, 2008.  Effective October 15, 2008, we converted this revolving credit facility into a fixed interest rate of 5.89% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is April 2014.  The repayment terms are interest only paid in 6 monthly payments starting on November 7, 2008 and continuing through April 7, 2009; principal paid in twelve (12) monthly payments of $37,636.11 plus interest commencing on May 7, 2009 and continuing through April 7, 2010; principal paid in 12 monthly payments of $39,957.42 plus interest commencing on May 7, 2010 and continuing through April 7, 2011; principal paid in 12 monthly payments of $42,421.91 plus interest commencing on May 7, 2011 and continuing through April 7, 2012; principal paid in 12 monthly payments of $45,038.40 plus interest commencing on May 7, 2012 and continuing through April 7, 2013; principal paid in eleven (11) monthly payments of $47,816.27 plus interest commencing on May 7, 2013 and continuing through March 7, 2014, with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014.  The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.5 million being due on or before April 7, 2014, at which time we anticipate that we will refinance.  As of September 30, 2008 we had borrowed $3,513,703 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At September 30, 2008, we were in compliance with all restrictive covenants.

During the first three quarters of 2008, we paid $2,453,593 for land, improvements, property and equipment.  We paid $1,190,000 for the land and building at 6709 Grade Lane.  We paid $135,579 for other buildings and improvements.  In the recycling segment we paid $414,073 for cranes, a forklift, shear rebuild, scales, trailers, grapple and other operating equipment.  In the equipment sales, leasing and service segment, we purchased $458,374 in rental equipment that we located at customer sites.  This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market.  We purchased $50,760 of office equipment and $204,807 in vehicles.

We have a purchasing card with a credit limit of $6.0 million.  We included the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at September 30, 2008 was $777,389 with a due date of October 27, 2008.  The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges.  To date we have not incurred any interest charges on this purchasing card.  The card requires monthly minimum payments on any balance outstanding at month end.  We receive rebates on an annual basis for all purchases made with the card.

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

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Nine months ended September 30,
	2008	2007
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	83.8%	85.2%
Selling, general and administrative expenses ......................................	8.8%	8.7%
Income before other expenses...........................................................	7.4%	6.1%

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Total revenue increased $34,070,653 or 61.5% to $89,432,308 in 2008 compared to $55,361,655 in 2007.  Recycling revenue increased $31,920,292 or 76.0% to $73,936,140 in 2008 compared to $42,015,848 in 2007.  This is primarily due to a 43% increase in price of commodities in the recycling market and a 14% increase in volume of shipments.  Management services revenue increased $1,955,121 or 16.6% to $13,759,177 in 2008 compared to $11,804,056 in 2007 primarily due to an increase in the number of customer locations managed.  Equipment sales, service and leasing revenue increased $195,240 or 12.7% to $1,736,991 in 2008 compared to $1,541,751 in 2007.  This increase is due to an increase in rental revenue because of more equipment rentals and an increase in equipment sales.

Total cost of goods sold increased $27,732,306 or 58.8% to $74,931,675 in 2008 compared to $47,199,369 in 2007.  Recycling cost of goods sold increased $25,185,176 or 69.4% to $61,465,322 in 2008 compared to $36,280,146 in 2007.  This is primarily due to a 25% higher volume of purchases in the recycling market.  Management services cost of goods sold increased $2,531,880 or 24.6% to $12,821,444 in 2008 compared to $10,289,564 in 2007 primarily due to an increase in the number of customer locations managed.  Additionally, we reduced cost of goods sold by $0 in 2008 and by $480,060 in 2007 due to a change in management's estimate related to the liability associated with this operation which includes the contract settlement with our former customers.  Equipment sales, service and leasing cost of goods sold increased $15,250 or 2.4% to $644,909 in 2008 compared to $629,659 in 2007.

Selling, general and administrative expenses increased $3,056,836 or 63.6% to $7,861,160 in 2008 compared to $4,804,324 in 2007.  As a percentage of revenue, selling, general and administrative expenses were 8.8% in 2008 compared to 8.7% in 2007.  The primary driver of the increase in total expenses is an increase in ISA Logistics expenses of $1.8 million, Sarbanes Oxley expense of $108,830 and rising fuel expenditures.   We acquired ILS in August 2007.

Other income/(expense) increased $168,025 to other income of $76,024 in 2008 compared to other expense of $(92,001) in 2007.  This was primarily due to the reduction of accounts payable of $156,400 and other income of $117,306 due to an insurance reimbursement.

Income tax provision increased $1,417,776 to $2,686,199 in 2008 compared to $1,268,423 in 2007.  The effective tax rate in 2008 was 40.0% compared to 38.8% in 2007 based on federal and state statutory rates.

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Total revenue increased $10,909,018 or 60.8 % to $28,837,828 in 2008 compared to $17,928,810 in 2007.  Recycling revenue increased $10,272,012 or 78.3% to $23,392,074 in 2008 compared to $13,120,062 in 2007.  This is primarily due to a 55% increase in price of commodities in the recycling market.  Management services revenue increased $563,826 or 13.1% to $4,875,379 in 2008 compared to $4,311,553 in 2007 primarily due to an increase in the number of customer locations managed.  Equipment sales, service and leasing revenue increased $73,180 or 14.7% to $570,375 in 2008 compared to $497,195 in 2007.  This increase is due to an increase in rental revenue because of more equipment rentals and an increase in equipment sales.

Total cost of goods sold increased $8,842,580 or 57.1% to $24,327,669 in 2008 compared to $15,485,089 in 2007.  Recycling cost of goods sold increased $7,747,875 or 65.8% to 19,529,154 in 2008 compared to $11,781,279 in 2007.  This is due to 2% higher commodity purchase prices in the recycling market and a 40% increase in the volume of purchases.  Management services cost of goods sold increased $1,074,181 or 30.7% to $4,578,407 in 2008 compared to $3,504,226 in 2007 primarily due to an increase in the number of customer locations managed.  Additionally, we reduced cost of goods sold by $337,516 in 2007 due to a change in management's estimate related to the liability associated with this operation, which includes the contract settlement with our former customers.  Equipment sales, service and leasing cost of goods sold increased $20,524 to $220,108 in 2008 compared to $199,584 in 2007.

Selling, general and administrative expenses increased $778,627 or 43.5% to $2,569,743 in 2008 compared to $1,791,116 in 2007.  As a percentage of revenue, selling, general and administrative expenses were 8.9% in 2008 compared to 10% in 2007.  The primary driver of the increase in total expense is ILS expenses, Sarbanes Oxley expenditures and fuel costs.  We acquired ILS in August 2007.

Other income/(expense) increased $166,332 to other income of $115,449 in 2008 compared to other expense of ($50,883) in 2007 primarily due to the reduction of accounts payable of $156,400.

Income tax provision increased $557,187 to $775,750 in 2008 compared to $218,563 in 2007.  The effective tax rate in 2008 was 37.7% compared to 36.3% in 2007 based on federal and state statutory rates.

Financial condition at September 30, 2008 compared to December 31, 2007

Cash and cash equivalents increased $1,558,454 to $3,060,139 as of September 30, 2008 compared to $1,501,685 as of December 31, 2007.

We generated net cash from operating activities of $5,167,015 for the nine months ended September 30, 2008 due to net income of $4.0 million and increases in current liabilities and deferred taxes.

We used net cash from investing activities of $5,289,971 for the nine months ended September 30, 2008.  Primarily, we purchased recycling and rental fleet equipment and shredder system equipment of $5,399,953.  The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

Our net cash from financing activities of $1,681,410 for the nine months ended September 30, 2008 is primarily due to the advance of $6,513,703 on our new lines of credit offset by payments on debt of $3,988,504.

Accounts receivable trade increased $2,069,243 or 30.6% to $8,834,094 as of September 30, 2008 compared to $6,764,851 as of December 31, 2007.  This change is primarily due to an increase in selling prices in the recycling segment.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We value inventory at the lower of cost or market.  Inventory increased $1,843,786 or 39.9% to $6,471,067 as of September 30, 2008 compared to $4,627,281 as of December 31, 2007.

We have recognized an inventory impairment of $25,123 for the third quarter ending September 30, 2008, based on the value of our inventories to the lower of average purchased cost or market.  We have lowered our manufacturing activity.  We are not currently offering our inventory for sale in the present market as we believe from a historical perspective that the market will see some improvement as we believe the supply of scrap material is limited.  We believe we have the financial resources to withstand the present market conditions.  We are looking forward to the opportunity to build our inventories for shredder processing at attractive prices.

Inventory aging for the period ended September 30, 2008 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Waste equipment machinery	$ 75,750	$ -	$ -	$ -	$ 75,750
Ferrous materials	2,400,791	1,003,721	-	37,874	3,442,386
Non-ferrous materials	1,760,840	394,321	325,275	381,679	2,862,115
Other	90,816	-	-	-	90,816

	$4,328,197	$1,398,042	$ 325,275	$ 419,553	$6,471,067

Inventory aging for the year ended December 31, 2007 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Waste equipment machinery	$ 36,498	$ -	$ -	$ -	$ 36,498
Ferrous Materials	1,163,306	566,774	78,183	40,182	1,848,445
Non-ferrous materials	1,885,783	553,049	129,552	147,319	2,715,703
Other	26,635	-	-	-	26,635

	$3,112,222	$1,119,823	$ 207,735	$ 187,501	$4,627,281

Accounts payable trade increased $201,692 or 4.4% to $4,867,323 as of September 30, 2008 compared to $4,665,631 as of December 31, 2007, primarily due to market conditions.

Working capital increased $2,850,303 to $10,790,343 as of September 30, 2008 compared to $7,940,040 as of December 31, 2007.  The increase was primarily driven by the $2.0 million increase in accounts receivable, the $1.8 million increase in inventories and the $1.6 million increase in cash, offset by the $1.5 million in income tax payable.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2008.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations (1)	$11,257,896	$440,876	$8,496,259	$2,320,761	$0
Capital Lease Obligations (2)	121,932	81,451	40,481	0	0
Operating Lease Obligations (3)	2,769,510	702,510	1,272,000	795,000	0
Total	$14,149,338	$ 1,224,837	$9,808,740	$3,115,761	$0

(1)        We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  This revolving credit facility has a three year term expiring December 22, 2009, provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred percent (100%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, which was 6.25% as of September 30, 2008, and is secured by all our assets (except rental fleet equipment).  The balance of the credit facility at September 30, 2008 was $4,027,002.  The revolving credit facility contains certain restrictive and financial covenants.  At September 30, 2008, we were in compliance with all restrictive covenants and the entire amount of our credit facility less our outstanding borrowings was available for borrowings.  On October 2, 2008 we paid $2,000,000 to decrease the balance of the credit facility to $2,027,002.

            On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We recorded a note payable of $1,010,040 with an outstanding balance at September 30, 2008 of $820,076.

            On May 14, 2008, we executed a new loan agreement with Branch Banking and Trust Company in the amount of $3.0 million secured by our rental fleet equipment.  This note replaces the $2.0 million rental fleet loan with Fifth Third Bank.  Until October 15, 2008, indebtedness under this loan agreement accrued interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013.  Effective October 15, 2008, we converted this revolving credit facility with a variable interest rate into a fixed interest rate of 5.65% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is May 2013.  The repayment terms are principal paid in twelve (12) monthly payments of $19,673.54 plus interest commencing on November 7, 2008 and continuing through October 7, 2009, principal paid in 12 monthly payments of $20,835.07 plus interest commencing on November 7, 2009 and continuing through October 7, 2010; principal paid in 12 monthly payments of $22,065.17 plus interest commencing on November 7, 2010 and continuing through October 7, 2011; principal paid in 12 monthly payments of $23,367.89 plus interest commencing on November 7, 2011 and continuing through October 7, 2012; principal paid in six (6) monthly payments of $24,747.53 plus interest commencing on November 7, 2012 and continuing through April 7, 2013, with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013.  The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity.  As of September 30, 2008 we had borrowed $2,897,114 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At September 30, 2008, we were in compliance with all restrictive covenants.

            On May 14, 2008, we executed a new loan agreement with Branch Banking and Trust Company in the amount of $6.0 million to finance the purchase of our shredder system and complimentary facility improvements.  The security for this facility is the shredder and assets being purchased.  Our Board approved the acquisition and installation of the shredder system and complimentary facility improvements on June 21, 2007.  The note has a term beginning May 2008 and originally expiring November 2013.  Until October 15, 2008, the facility bore interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The facility originally provided for interest only monthly payments which commenced June 7, 2008 and continue through November 7, 2008.  Effective October 15, 2008, we converted this revolving credit facility into a fixed interest rate of 5.89% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is April 2014.  The repayment terms are interest only paid in 6 monthly payments starting on November 7, 2008 and continuing through April 7, 2009; principal paid in twelve (12) monthly payments of $37,636.11 plus interest commencing on May 7, 2009 and continuing through April 7, 2010; principal paid in 12 monthly payments of $39,957.42 plus interest commencing on May 7, 2010 and continuing through April 7, 2011; principal paid in 12 monthly payments of $42,421.91 plus interest commencing on May 7, 2011 and continuing through April 7, 2012; principal paid in 12 monthly payments of $45,038.40 plus interest commencing on May 7, 2012 and continuing through April 7, 2013; principal paid in eleven (11) monthly payments of $47,816.27 plus interest commencing on May 7, 2013 and continuing through March 7, 2014, with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014.  The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.5 million being due on or before April 7, 2014November 7, 2013, at which time we anticipate that we will refinance.  As of September 30, 2008 we had borrowed $3,513,703 against this loan.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At September 30, 2008, we were in compliance with all restrictive covenants.

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

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $969 are due through September 2009.

Long-term debt increased $2,423,236 or 28.9% to $10,817,020 as of September 30, 2008 compared to $8,393,784 as of December 31, 2007.

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

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Fluctuating commodity prices affect market risk in our recycling segment.  We mitigate this risk by selling our product on a monthly contract basis.  Each month we negotiate selling prices for certain commodities.  Based on these monthly agreements, we determine purchase prices based on a margin needed to cover processing and administrative expenses.

We are exposed to interest rate risk on our floating rate borrowings. As of September 30, 2008, our variable rate borrowings consisted of outstanding borrowings of $4.0 million under our credit agreement with BB&T.  This revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum. Any increase in this rate would lead to higher interest expense. Based on our average anticipated borrowings under our credit agreement in fiscal 2008, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by approximately $20,270 per year, with a corresponding change in cash flows.

ITEM 4(T):    CONTROLS AND PROCEDURES

(a)   Disclosure controls and procedures.

ISA's management, including ISA's principal executive officer and principal financial officer, have evaluated the effectiveness of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934.  Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, ISA's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission  (1) is recorded, processed, summarized and reported within the time periods specific in the SEC's rules and forms, and (2) is accumulated and communicated to ISA's management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding the required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the quarter ended September 30, 2008, and concluded that such internal control over financial reporting was effective as of September 30, 2008.

(c)   Changes to internal control over financial reporting

There were no changes in ISA's internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to affect ISA's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

In May 2006, All American Recycling ("AAR") and its owners, R.D. Burton and Donna Burton filed a lawsuit in Jefferson County, Kentucky Circuit Court against us and K & R Resources LLC (All American Recycling, Inc. and RD Burton and Donna Burton vs. Industrial Services of America, Inc. et al. Jefferson Circuit Court, Case No.  06C04701).  In May 2007 AAR amended its complaint to identify Harry Kletter, Brian Donaghy, Ronald Kletter and Edward List as individual defendants in this action. The causes of action alleged against us and the individual defendants include breach of contract, misrepresentation, fraud, malicious, willful and reckless conduct and trespass. The dispute arises from two agreements that were entered into by the parties in December 2004 (in settlement of a prior litigation between ISA and AAR).  One of the two agreements called for certain "retail customers" to be referred to AAR.  AAR, in turn, agreed to then sell all of its non-ferrous metals to us based on a certain agreed pricing schedule.  AAR alleges that we breached the agreement by not referring such retail customers to AAR and paid AAR on a basis other than the basis provided in the agreement.  We claim that we paid AAR on the basis provided for in the agreement and that AAR breached the agreement by selling its metals to third party purchasers.  No specific amount of damages was set forth in the complaint, however AAR is claiming it is owed in excess of $2,000,000.  Plaintiff filed a motion for summary judgment against us on February 27, 2008 to which we responded on March 21, 2008.  The court denied this motion in August 2008.  Mediation failed to yield an agreement and the court has set a new trial date for early January 2009.

In January of 2007 Lennox Industries commenced an action against ISA in Lennox Industries, Inc.  vs.  Industrial Services of America, Inc. (Circuit Court of Arkansas County CV-2007-004).  Lennox alleges that we mis-categorized certain materials that we brokered on behalf of Lennox generating less for those materials than they were worth thereby depriving Lennox of income that it might otherwise have received.  Lennox alleges that we had a duty to obtain a price that was consistent with the materials being sold on behalf of Lennox and that we failed to exercise the proper duty of care in our dealings with Lennox.   On July 9, 2008, Lennox amended its complaint to add a cause of action based on fraud and misrepresentation.  The amended complaint does not state a specific amount of damages.  We believe Lennox's claims are without merit.  The case is currently in the discovery phase and is scheduled for trial December 3, 2008.

Item 1A.  Risk Factors

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on March 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, our Board of Directors authorized a new program to repurchase up to 200,000 shares of our common stock at current market prices.  During 2008, we repurchased 55,607 shares.  In 2007 we repurchased 40,000 shares, in 2006 we repurchased 5,509 shares and in 2005 we repurchased 10,000 shares.

Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of Shares	Maximum Number of
	of Shares	Paid per Share	Purchased as part of	Shares that may yet be
	Purchased		Publicly Announced	Purchased Under the
			Plans or Programs	Plans or Programs

Oct-05	-

Nov-05	10,000	$ 2.9762	10,000	190,000

Dec-05	-

Jan-06	5,509	$ 2.9658	15,509	184,491

Aug-07	20,000	$ 9.9229	35,509	164,491

Dec-07	20,000	$ 7.7257	55,509	144,491

Mar-08	19,753	$ 8.2823	75,262	124,738

Jun-08	9,854	$ 11.4169	85,116	114,884

Sept-08	26,000	$ 9.7902	111,116	88,884

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: November 5, 2008	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: November 5, 2008	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Note Modification Agreement, dated October 15, 2008, in the amount of $2,897,114.77 from Industrial Services of America, Inc. in favor of Branch Banking and Trust Company of North Carolina.

10.2	Note Modification Agreement, dated October 15, 2008, in the amount of $6,000,000 from Industrial Services of America, Inc. in favor of Branch Banking and Trust Company of North Carolina.

10.3	ISDA Master Agreement and Schedule, dated as December 22, 2006, between Industrial Services of America, Inc. and Branch Banking and Trust Company.

10.4	Swap Confirmation, dated October 20, 2008, between Industrial Services of America, Inc. and Branch Banking and Trust Company in the notional amount of $2,897,114.77.

10.5	Swap Confirmation, dated October 20, 2008, between Industrial Services of America, Inc. and Branch Banking and Trust Company in the notional amount of $6,000,000.

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended September 30, 2008.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended September 30, 2008.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended September 30, 2008.