Form 10-K
period 2008-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2009-03-31
CIK 4187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

[ x ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2008

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
                           Non-accelerated filer                                                  Smaller reporting company    X

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No     X

     Aggregate market value of the 1,998,737 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on June 30, 2008:  $31,839,875.

      Number of shares of Common Stock, $.005 par value, outstanding as of the close of business on March 31, 2009:  3,575,292.

_____________________

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

PART I

Item 1.       Business.

General

Industrial Services of America, Inc. (herein "ISA," the "Company," "we," "us," "our," or other similar terms), is a Louisville, Kentucky-based logistic management services company that provides recycling and scrap processing and waste handling equipment sales and service, as well as offering total package waste and recycling management services to commercial, industrial and logistic customers nationwide.

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

During 2008, we added a location near our Grade Lane site.  We purchased the former Allied System truck terminal at 6709 Grade Lane. The 20,182 square foot facility sits on 4.4 acres of asphalted parking area.  ISA Logistics and Waste Equipment Sales and Service Company (WESSCO) will occupy this property, relocating from the main Louisville location, creating room for the new shredder and related maintenance equipment.   We plan to widen Grade Lane to three lanes along our property, allowing traffic to move more freely and safely. The road improvements will accommodate our growth from the $10 million shredder project. The shredder will shred ferrous and non ferrous scrap for domestic and international consumers. We can also use the shredder for a disaster plan by handling materials prior to landfill disposal and recycling purposes.  We intend for the shredder to become fully operational by the end of the second quarter of 2009.

In January, 2009, we expanded into the stainless steel and high-temperature alloys recycling business by purchasing inventories from Ventures Metals, LLC, agreeing to lease its processing equipment and facilities on Camp Ground Road in Louisville, Kentucky and in Mobile, Alabama, and hiring key executives to head up a new ISA Alloys division.

In March, 2009, we transformed the Camp Ground Road location into a full-service recycling material receiving facility.

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

Employees

As of December 31, 2008, ISA had one hundred twenty six (126) full-time employees as follows: recycling 62, management services 13, sales/leasing 5, drivers 15, maintenance 16, and administration/information technology 15.  None of our employees is a member of a union.

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

 Subsequent Events

On January 13, 2009 we entered into an inventory purchase agreement with Venture Metals, LLC and its members, Steve Jones, Jeff Valentine and Carlos Corona, under which we agreed to pay to Venture Metals $8,846,794 for inventory comprised of stainless steel and high temperature alloys, which we verified as to weight. We funded the purchase of the inventory through our line of credit with Branch Banking and Trust Company.

Under the agreement, we also have the right to retain the use of the property located at 3409 Camp Ground Road, Louisville, Kentucky, the site of the Venture Metals business that Venture Metals leases from Luca Investments, LLC, an affiliate of Venture Metals, owned 50% each by Messrs. Jones and Valentine.  We have the right to use the facilities located on those premises for a period not to exceed two years from the date of the agreement for a monthly rental of $15,000.   Messrs. Jones, Valentine and Corona are our employees.

On February 11, 2009, we executed a promissory note, loan agreement and related security documents with Branch Banking and Trust Company in the amount of $12,000,000 for the purpose of financing our acquisition of inventory and fixed assets from Venture Metals, and real estate at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals.  The maturity date of this note is February 11, 2010.  Interest is payable monthly commencing March 11, 2009, and the note shall bear interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%.  All ours assets (except rental fleet equipment) secure this note.

On February 18, 2009, and effective February 11, 2009, we entered into a lease agreement with Venture Metals, leasing from Venture Metals all of the fixed assets of Venture Metals, located at 3409 Camp Ground Road, Louisville, Kentucky.  We have agreed to pay rent in the amount of $15,000 per month commencing March 1, 2009, with a pro rata amount to be paid for the period from February 11, 2009 through February 28, 2009.

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

Risks Related to Our Operations

Our business has increasing involvement in ferrous, non-ferrous and fiber recycling.  Changes in prices, demand, including foreign demand, regulation, economic slowdowns or increased competition could result in a reduction of our revenue and consequent decrease in our common stock price.

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

Volatility in market prices of inventory may adversely affect our business.

We make certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs.  If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded net realizable value of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market.

We believe that the long-term fundamentals supporting the prices for recycled metals remain positive; however, given the current trends in the market for ferrous and nonferrous metal, we believe that fiscal 2009 selling prices will be lower than those seen in 2008.  Due to the high level of uncertainty regarding the economic environment, our past trends of sales volumes may not be indicative of expected volumes in fiscal 2009.

An increase in the price of fuel may adversely affect our business.

Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our fleet of cranes and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors.  During 2006, 2007 and 2008, we experienced increases in the cost of fuel and other petroleum-based products, although these prices decreased somewhat in later 2008.  A portion of these increases we passed on to our customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. Due to political instability in oil-producing countries, fuel prices may continue to increase in 2009. A significant increase in fuel costs could adversely affect our business.

We could incur substantial costs in order to comply with, or to address any violations under, environmental laws that could significantly increase our operating expenses and reduce our operating income.

Our operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the processing of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where we disposed of materials from our operations, which could result in future expenditures that we cannot currently quantify and which could reduce our profits.

Our financial statements are based upon estimates and assumptions that may differ from actual results.

We have prepared our financial statements in accordance with U.S. generally accepted accounting principles and necessarily include amounts based on estimates and assumptions we made.  Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets, valuation allowances for accounts receivable, lower of cost or market, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation and deferred taxes.

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

The initial term of the K&R lease was for ten years with two five-year option periods available thereafter.  In 2007, we extended this lease agreement for five years per the terms of the lease.  The base rent for the first five years was $450,000 per annum.  The rent for the second five years, beginning January 1, 2003, became $505,272 per annum, payable at the beginning of each month in an amount equal to $42,106.  The rent for the third five years, beginning January 1, 2008, became $582,000 per annum, payable at the beginning of each month in an amount equal to $48,500. This fixed minimum rent adjusts each five years, including for each of the option periods, in accordance with the consumer price index.  The fixed minimum rent also increases to $750,000 per annum, in an amount equal to $62,500 per month in the event of our change in control.  We must pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses.  The K&R lease provides for our indemnification of K&R for all damages arising out of our use of or the condition of the leased premises excepting therefrom K&R's negligence.

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

In an addendum to the K&R lease as of January 1, 2005, the rent was increased $4,000 as a result of the improvements made to the property in 2004.  For years 2008 and 2007, the payments to K&R by the Company of $4,000 for additional rent and the monthly payment from K&R to the Company of $3,897.66 for the promissory note were offset.

K&R Consulting Agreement.  The K&R consulting agreement remains in effect until December 31, 2009, with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date.  We have renewed this consulting agreement for one year.  K&R shall provide strategic planning for mergers and acquisitions.  We pay to K&R $240,000 in equal monthly installments of $20,000 in connection with the K&R consulting activities.

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

Lease Agreement - Louisiana

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

Property Purchase - New Albany

During 2007, we added a location in New Albany, Indiana across the Ohio River from Louisville, Kentucky, the site of our headquarters.  We use this property as a transfer station for nonferrous material.

Property Lease -- Camp Ground Road, Louisville, Kentucky

On January 13, 2009, we entered into an inventory purchase agreement with Venture Metals, LLC, one of the terms of which provided us with the right to retain the use of the property located at 3409 Camp Ground Road, Louisville, Kentucky, for a period not to exceed two years for a monthly rental of $15,000.  The property consists of 5.67 acres with a 7,875 square foot building to be used for our aluminum scrap business located thereon.  We currently employ certain of the principal owners of Venture Metals.

Item 3.        Legal Proceedings.

In May 2006, All American Recycling, known as AAR, and its owners, R.D. Burton and Donna Burton filed a lawsuit in Jefferson County, Kentucky Circuit Court against us and K&R Resources LLC (All American Recycling, Inc. and R.D. Burton and Donna Burton v. Industrial Services of America, Inc., et. al., Jefferson Circuit Court, Case No. 06-C-04701), as further described in the Form 10-Q for the period ended September 30, 2008.  On January 14, 2009, a Jefferson County, Kentucky Circuit Court jury awarded AAR approximately $990,000 primarily for a breach of the agreement that required us to provide referrals to AAR.  We reserved for the loss in an approximate amount of $990,000 in our financial statements for the year ended December 31, 2008, and we paid the settlement amount of $990,000 in February 2009.  On February 2, 2009, the parties to the lawsuit entered into a settlement agreement that resulted in the dismissal of the case with prejudice on February 17, 2009 and provided for, among other items, the payment of the jury award on February 9, 2009, by the defendants to the plaintiffs.  In addition, AAR agreed to vacate by March 31, 2009 the premises at Grade Lane, Louisville, Kentucky, that AAR subleased from us.  AAR also agreed to be subject to a non-competition and non-solicitation term beginning February 2, 2009, for one year, wherein AAR has agreed not to engage in competition with, or solicit business or employees from, us during that period and within a distance of 2.5 miles of our Grade Lane facilities.

After AAR leaves the Grade Lane facilities, we intend to relocate the stainless steel inventory operations of Venture Metals from the Camp Ground Road location to the vacated premises on Grade Lane.  We then intend to renovate the Camp Ground Road facilities to become a full-service yard for the purpose of providing ferrous, non-ferrous and stainless material for the Grade Lane operations.

On January 4, 2007, Lennox Industries, Inc., a commercial heating and air-conditioning manufacturer, filed suit against us in the Arkansas County, Arkansas Circuit Court in the case styled Lennox Industries, Inc. v. Industrial Services of America, Inc., Case No. CV-2007-004.  Because of settlement negotiations, Lennox did not serve us until May 23, 2007.  Lennox alleges that we breached a 2001 contract with Lennox where we agreed to act as agent for Lennox, by our failure to properly evaluate, categorize, classify and value the production scrap and waste of Lennox, thereby brokering such products at prices below market value.  Lennox also alleges negligence and breach of fiduciary duty related to the same alleged failure.  Lennox is taking the position that ISA had a duty to obtain a price that was consistent with the materials being sold on their behalf that it failed to show a proper duty of care in its dealings with Lennox.   On July 9, 2008, Lennox amended its Complaint to add a cause of action based on fraud and misrepresentation (civil fraud).  The Lennox complaint does not state any specific monetary damages.  We have filed an answer denying all claims.  The litigation is in its discovery phase with a trial date currently set for July 2009.   We currently believe that the claims have no merit.

We have other litigation from time to time, including employee or former employee claims, none of which we believe to be material.

Item 4.        Submission of Matters to a Vote of Security Holders.

      None.

Item 4a. ISA Executive Officers.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations

Harry Kletter	1983	82

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

Brian Donaghy	August 2007	33

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

Alan L. Schroering	2000	44

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

James K. Wiseman, III	August 2007	55

Vice President of ISA Recycling since August 2007.  Midwest Metals, Inc. in Louisville, Kentucky employed Mr. Wiseman from May 1997 to March 2007 as general manager of the physical scrap operation and trader of non- ferrous metals.

None of the above officers is related to any other.  With respect to certain arrangements with certain officers of ISA relating to executive compensation, see section entitled "Executive Compensation - Certain Transactions" in ISA's Proxy Statement for the 2009 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

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

Quarter Ended	2008		2007		2006
	High	Low	High	Low	High	Low
March 31	$ 11.27	$ 6.00	$ 7.22	$ 5.37	$ 5.20	$3.22
June 30	$17.74	$ 8.82	$17.19	$ 6.84	$ 8.00	$4.82
September 30	$19.50	$ 8.30	$14.51	$ 8.76	$ 6.31	$5.58
December 31	$10.38	$ 4.37	$13.38	$ 7.36	$ 6.72	$5.26

There were approximately 356 shareholders of record as of December 31, 2008.

Until August 8, 2000, we had always had a policy intending that we would retain earnings to help finance our expansion programs.  On August 8, 2000, our Board of Directors approved a change in the dividend policy whereby our Board of Directors could declare dividends.  The Board of Directors, at its regular annual meeting June 26, 2008, declared a cash dividend payment of ten cents ($0.10) per common share of stock for shareholders of record as of July 31, 2008, with a payment date of August 21, 2008. The Board of Directors, at our May 15, 2007 annual meeting, declared a cash dividend payment of ten cents ($0.10) per common share for shareholders of record as of June 15, 2007 with a payment date of July 20, 2007.

 Under our loan agreement with Branch Banking and Trust Company, our Board of Directors does not have the discretionary power to declare dividends or pay any dividends without the prior written consent of BB&T.

On November 15, 2005, our Board of Directors authorized a new program to repurchase up to 200,000 shares of our common stock at current market prices.  In 2008 we repurchased 55,607 shares, in 2007 we repurchased 40,000 shares, in 2006 we repurchased 5,509 shares and in 2005 we repurchased 10,000 shares.  We repurchased 673,400 shares of our common stock in a prior stock repurchase program that began in August 2000.

Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of Shares	Maximum Number of Shares that
	of Shares	Paid per Share	Purchased as part of Publicly	may yet be Purchased Under the
	Purchased		Announced Plans or Programs	Plans or Programs

Nov-05	10,000	$ 2.9762	10,000	190,000

Dec-05	-

Jan-06	5,509	$ 2.9658	15,509	184,491

Aug-07	20,000	$ 9.9229	35,509	164,491

Dec-07	20,000	$ 7.7257	55,509	144,491

Mar-08	19,753	$ 8.2823	75,262	124,738

May-08	9,854	$ 11.4170	85,116	114,884

Sept-08	26,000	$ 9.7902	111,116	88,884

 Item 6.        Selected Financial Data.

Selected Financial Data

	2008	2007	2006	2005	2004
(Amounts in Thousands, Except Per Share Data)

Year ended December 31:
Total revenue	$ 100,042	$ 76,956	$ 62,082	$ 117,382	$ 139,588

Net income (loss)	1,528	2,564	2,188	1,102	1,497

Earnings (loss)
per common share:
Basic	$ 0.43	$ 0.71	$ 0.61	$ 0.31	$ 0.43

Diluted	$ 0.43	$ 0.71	$ 0.61	$ 0.31	$ 0.42

Cash dividends declared
per common share	$ 0.10	$ 0.10	$ -	$ -	$ 0.10

At year end:
Total assets	$ 28,791	$ 26,285	$ 19,332	$ 17,884	$ 21,079

Long-term debt and capital lease
obligations, net of current maturities	$ 8,531	$ 8,495	$ 2,858	$ 153	$ 1,272

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

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers.  Currently, we service approximately 2,100 customer locations throughout the United States and we utilize an active database of over 6,500 vendors to provide timely, thorough and cost-effective service to our customers.

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

Liquidity and Capital Resources

As of December 31, 2008, we held cash and cash equivalents of $1,103,842.

We currently maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  This revolving credit facility has a three year term expiring January 1, 2012,   provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred percent (100%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, and is secured by all our assets (except rental fleet equipment).  The revolving credit facility contains certain restrictive and financial covenants.  At December 31, 2008, we were in compliance with all restrictive covenants and the entire amount of our credit facility less our outstanding borrowings was available for borrowings.

On February 11, 2009, we executed a promissory note, loan agreement and related security documents with Branch Banking and Trust Company in the amount of $12,000,000 for the purpose of financing our acquisition of inventory and fixed assets from Venture Metals, and real estate at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals.  The maturity date of this note is February 11, 2010.  Interest is payable monthly commencing March 11, 2009, and the note shall bear interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%.  As of February 11, 2009, the applicable interest rate was 4% since the calculated rate was 2.67%.  All our assets (except rental fleet equipment) secure this note.  As a result of this note and related loan documents, we and BB&T undertook amendments to existing security agreements related to a $10,000,000 borrowing line from BB&T, dated December 22, 2006, a BB&T Bankcard Corporation Commercial Card Application and BB&T Bankcard Corporation Commercial Card Plan Agreement, executed December 9, 2003 and December 8, 2003, and a $6,000,000 equipment loan to purchase our shredder system and complimentary facility improvements, dated May 7, 2008, so as to provide that the security for each of the above loans also secures the $12,000,000 loan of February 11, 2009.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement.  We recorded a note payable of $1,010,040 with an outstanding balance at December 31, 2008 of $774,161.

On May 14, 2008, we executed a new loan agreement with Branch Banking and Trust Company in the amount of $3.0 million secured by our rental fleet equipment.  This note replaces the $2.0 million rental fleet loan with Fifth Third Bank.  Until October 15, 2008, indebtedness under this loan agreement accrued interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013.  Effective October 15, 2008, we converted this revolving credit facility with a variable interest rate into a fixed interest rate of 5.65% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is May 2013.  The repayment terms are principal paid in twelve (12) monthly payments of $19,673.54 plus interest commencing on November 7, 2008 and continuing through October 7, 2009, principal paid in 12 monthly payments of $20,835.07 plus interest commencing on November 7, 2009 and continuing through October 7, 2010, principal paid in 12 monthly payments of $22,065.17 plus interest commencing on November 7, 2010 and continuing through October 7, 2011, principal paid in 12 monthly payments of $23,367.89 plus interest commencing on November 7, 2011 and continuing through October 7, 2012, principal paid in six (6) monthly payments of $24,747.53 plus interest commencing on November 7, 2012 and continuing through April 7, 2013, with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013.  The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At December 31, 2008, we were in compliance with all restrictive covenants.

On May 14, 2008, we executed a new loan agreement with Branch Banking and Trust Company in the amount of $6.0 million to finance the purchase of our shredder system and complementary facility improvements.  The security for this facility is the shredder and assets being purchased.  Our Board approved the acquisition and installation of the shredder system and complementary facility improvements on June 21, 2007.  The note has a term beginning May 2008 and originally expiring November 2013.  Until October 15, 2008, the facility bore interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The facility originally provided for interest only monthly payments which commenced June 7, 2008 and continued through November 7, 2008.  Effective October 15, 2008, we converted this revolving credit facility into a fixed interest rate of 5.89% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is April 2014.  The repayment terms are interest only paid in 6 monthly payments starting on November 7, 2008 and continuing through April 7, 2009, principal paid in twelve (12) monthly payments of $37,636.11 plus interest commencing on May 7, 2009 and continuing through April 7, 2010, principal paid in 12 monthly payments of $39,957.42 plus interest commencing on May 7, 2010 and continuing through April 7, 2011, principal paid in 12 monthly payments of $42,421.91 plus interest commencing on May 7, 2011 and continuing through April 7, 2012, principal paid in 12 monthly payments of $45,038.40 plus interest commencing on May 7, 2012 and continuing through April 7, 2013, principal paid in eleven (11) monthly payments of $47,816.27 plus interest commencing on May 7, 2013 and continuing through March 7, 2014, with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014.  The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.5 million being due on or before April 7, 2014, at which time we anticipate that we will refinance.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At December 31, 2008, we were in compliance with all restrictive covenants.

During 2008, we paid $3,571,740 for land, improvements, property and equipment.  We paid $1,190,000 for the land and building at 6709 Grade Lane.  We paid $178,022 for other buildings and improvements.  In the recycling segment we paid $1,104,150 for cranes, a forklift, balers, shear rebuild, scales, trailers, grapple and other operating equipment.  In the equipment sales, leasing and service segment, we purchased $488,993 in rental equipment that we located at customer sites.  This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market.  We purchased $129,682 of office equipment and $480,893 in vehicles.

In January, 2009, we expanded into the stainless steel and high-temperature alloys recycling business by purchasing inventories from Ventures Metals, LLC, agreeing to lease its processing equipment and facilities on Camp Ground Road in Louisville, Kentucky and in Mobile, Alabama, and hiring key executives to head up a new ISA Alloys division.

On February 18, 2009, and effective February 11, 2009, we entered into a lease agreement with Venture Metals, leasing from Venture Metals all of the fixed assets of Venture Metals, located at 3409 Camp Ground Road, Louisville, Kentucky.  Refer to Subsequent Events, page 8, for more information.

In March, 2009, we transformed the Camp Ground Road location into a full-service recycling material receiving facility.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004.  We have included the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at December 31, 2008 was $736,157 with a due date of January 25, 2009, which we paid in full before the due date.  The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; however, our intention is to pay off the full balance every month so as to not incur finance charges.  To date we have not incurred any interest charges on this purchasing card.  The card requires monthly minimum payments on any balance outstanding at month end.  We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities, including the purchasing card, will be sufficient to meet our cash needs in 2009.

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

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts receivable totaled $490,000 at December 31, 2008 and $100,000 at December 31, 2007.  Our determination of the allowance for doubtful accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions and overall economic conditions impacting industry and customers.

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

We make certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs.  If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded net realizable value of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market.

We believe that the long-term fundamentals supporting the prices for recycled metals remain positive; however, given the current trends in the market for ferrous and nonferrous metal, we believe that fiscal 2009 selling prices will be lower than those seen in 2008.  Due to the high level of uncertainty regarding the economic environment, our past trends of sales volumes may not be indicative of expected volumes in fiscal 2009.

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

Valuation of long-lived assets and goodwill

We regularly review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the year ended December 31, 2008, we determined no impairment existed.

We review goodwill at least annually for impairment based on the fair value method prescribed in Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill."  At December 31, 2008, we determined, based on current industry and other market information, that no impairment existed.

Derivative Instruments

Beginning in October, 2008, we have utilized derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any interest rate swap derivative instruments for trading purposes.  We account for the interest rate swaps in accordance with Statement of Financial Accounting Standard ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended.

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

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Income bear to total revenues and other pertinent data:

Year ended December 31,	2008	2007	2006

Consolidated Statements of Income Data:
Total revenue .......................................................	100.0%	100.0%	100.0%
Total cost of goods sold........................................	86.3%	84.5%	85.4%
Selling, general and administrative
expenses ............................................................	10.2%	10.1%	9.0%
Income before other income (expense).............	3.5%	5.4%	5.6%

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is net income plus certain other items that are recorded directly to shareholders' equity.  Amounts included in other accumulated comprehensive loss for our derivative instruments are recorded net of the related income tax effects.  Refer to Note 1 for additional information about our derivative instruments.  The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 31, 2008 and 2007.

	12/31/2008	12/31/2007

Net unrealized losses on derivative instruments, net of tax	$ 475,342	$ -
Total accumulated other comprehensive income (loss)	$ 475,342	$ -

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Total revenue increased $23,086,950 or 30.0% to $100,042,491 in 2008 compared to $76,955,541 in 2007.  Recycling revenue increased $21,942,491 or 38.1% to $79,545,562 in 2008 compared to $57,603,071 in 2007.  This change is due to an increase of 2% in the volume of shipments and an increase of 32% in average price per ton over the course of 2008.  However, in the fourth quarter 2008, demand and prices decreased due to reduced demand for scrap and recycled metal arising from weaker economic conditions, which led to a reduction in ferrous sales volumes and average nonferrous selling prices.  In addition, continued weak demand and the impact of declines in anticipated future selling prices which outpaced the decline in inventory costs, results in ISA recording a non-cash net realizable value ("NRV") inventory write-down of $1.2 million. Management services revenue increased $948,532 or 5.5% to $18,182,726 in 2008 compared to $17,234,194 in 2007.  This change is primarily due to new customers in the first three quarters of 2008, slightly offset by the loss of two large customers in late 2008.  Equipment, service and leasing revenue increased $195,927 or 9.2% to $2,314,203 in 2008 compared to $2,118,276 in 2007.  This increase is primarily due to growth in equipment rental revenue due to new customers.

Total cost of goods sold increased $21,355,242 or 32.8% to $86,370,152 in 2008 compared to $65,014,911 in 2007.  Recycling cost of goods sold increased $18,620,700 or 36.9% to $69,027,772 in 2008 compared to $50,407,072 in 2007 due to an increase in the volume of shipments as well as an increase in the volume of purchases of 8% and an increase in average cost per ton of 10%.  Management services cost of goods sold increased $2,126,913 or 14.8% to $16,502,452 in 2008 compared to $14,375,539 in 2007.  This change is primarily due to new customers in the first three quarters of 2008, slightly offset by the loss of two large customers in late 2008.  We also reduced CWS cost of goods sold by $858,249 in 2007 due to a change in management's estimate related to the liability associated with this operation.  Equipment, service and leasing cost of goods sold increased $607,628 to $839,928 in 2008 compared to $232,300 in 2007.  This increase is primarily due to the increases in equipment costs, such as containers and compactors, purchased for resale and reclassification of cost of sales expenses.

We make certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value inventory adjustments of $1.2 million in the fourth quarter of 2008 to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market.

Selling, general and administrative expenses increased $2,448,990 or 31.5% to $10,215,904 in 2008 compared to $7,766,915 in 2007.  The increase in SG&A is primarily due to an increase of $1,702,435 in costs associated with the ILS operation, including fuel, truck labor and overtime, depreciation, repairs and maintenance on vehicles and equipment, license and fees and other labor, and an increase of $394,557 in bad debt expense.   As a percentage of total revenue, selling, general and administrative expenses were 10.2% in 2008 compared to 10.1% in 2007.

Interest expense increased $81,755 or 28.1% to $372,444 in 2008 compared to $290,689 in 2007 due to an increase in long term debt in 2008 compared to 2007.

Other income was $336,802 in 2008 compared to other income of $22,741 in 2007, an increase of $314,061.

On January 14, 2009, a Jefferson County, Kentucky Circuit Court jury awarded AAR approximately $990,000 primarily for a breach of the agreement that required us to provide referrals to AAR.  We reserved for the loss in an approximate amount of $990,000 in the other expense section of our financial statements for the year ended December 31, 2008 since the referrals were primarily related to prior years, and we paid the settlement amount of $990,000 in February 2009.

Significant components of other income (expense) are as follows:

	Fiscal Year Ended December 31
Description Other Income (Expense)	2008	2007

Change in accrual for note payable	156,400
Insurance claim	117,306
Change in accrual for accounts payable	31,441
Flexible spending forfeitures	13,741
Reversal of tax accrual for rental containers		$ 20,670
Other	17,914	2,071
Total other income, net	$ 336,802	$ 22,741

The income tax provision is 40.1% for the year ended December 31, 2008 compared to 36.2% for the year ended December 31, 2007.  The percentage increase is due primarily to the impact of a tax credit in 2007 of $99,358 which lowered the 2007 provision by 2.5%.

Financial Condition at December 31, 2008 compared to December 31, 2007

Cash and cash equivalents decreased $397,843 to $1,103,842 as of December 31, 2008 compared to $1,501,685 at  December 31, 2007.

Net cash from operating activities increased $7,140,054 to $7,776,353 as of December 31, 2008 compared to $636,299 as of December 31, 2007.  This increase was primarily due to decreases in accounts receivable and inventory of $2,953,367 and $255,933, respectively, and the increase in current liabilities such as income tax payable of $566,025 and the accrual for legal settlements of $1,037,165.

We used net cash from investing activities of $7,783,824 for the year ending December 31, 2008 compared to $4,251,092 for the same period in 2007.  The difference of $3,532,732 was primarily due to an increase of $1,401,911 in purchases of property and equipment and $4,374,826 spent on the shredder system in 2008 compared to $2,173,076 spent in 2007.

Net cash from financing activities decreased $4,175,043 to ($390,372) for the year ending December 31, 2008 compared to $3,784,671 for the same period in 2007.  Proceeds from long term debt totaled $8,773,555 in 2008 and $7,850,000 in 2007, and payments on long-term debt were $8,138,375 in 2008 and $3,010,306 in 2007.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement.  We recorded a note payable of $1,010,040 with an outstanding balance at December 31, 2008 of $774,161.

On May 14, 2008, we executed a new loan agreement with Branch Banking and Trust Company in the amount of $3.0 million secured by our rental fleet equipment.  This note replaces the $2.0 million rental fleet loan with Fifth Third Bank.  Until October 15, 2008, indebtedness under this loan agreement accrued interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013.  Effective October 15, 2008, we converted this revolving credit facility with a variable interest rate into a fixed interest rate of 5.65% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is May 2013.  The repayment terms are principal paid in twelve (12) monthly payments of $19,673.54 plus interest commencing on November 7, 2008 and continuing through October 7, 2009, principal paid in 12 monthly payments of $20,835.07 plus interest commencing on November 7, 2009 and continuing through October 7, 2010, principal paid in 12 monthly payments of $22,065.17 plus interest commencing on November 7, 2010 and continuing through October 7, 2011, principal paid in 12 monthly payments of $23,367.89 plus interest commencing on November 7, 2011 and continuing through October 7, 2012, principal paid in six (6) monthly payments of $24,747.53 plus interest commencing on November 7, 2012 and continuing through April 7, 2013, with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013.  The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At December 31, 2008, we were in compliance with all restrictive covenants.

On May 14, 2008, we executed a new loan agreement with Branch Banking and Trust Company in the amount of $6.0 million to finance the purchase of our shredder system and complementary facility improvements.  The security for this facility is the shredder and assets being purchased.  Our Board approved the acquisition and installation of the shredder system and complementary facility improvements on June 21, 2007.  The note has a term beginning May 2008 and originally expiring November 2013.  Until October 15, 2008, the facility bore interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The facility originally provided for interest only monthly payments which commenced June 7, 2008 and continued through November 7, 2008.  Effective October 15, 2008, we converted this revolving credit facility into a fixed interest rate of 5.89% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is April 2014.  The repayment terms are interest only paid in 6 monthly payments starting on November 7, 2008 and continuing through April 7, 2009, principal paid in twelve (12) monthly payments of $37,636.11 plus interest commencing on May 7, 2009 and continuing through April 7, 2010, principal paid in 12 monthly payments of $39,957.42 plus interest commencing on May 7, 2010 and continuing through April 7, 2011, principal paid in 12 monthly payments of $42,421.91 plus interest commencing on May 7, 2011 and continuing through April 7, 2012, principal paid in 12 monthly payments of $45,038.40 plus interest commencing on May 7, 2012 and continuing through April 7, 2013, principal paid in eleven (11) monthly payments of $47,816.27 plus interest commencing on May 7, 2013 and continuing through March 7, 2014, with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014.  The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.5 million being due on or before April 7, 2014, at which time we anticipate that we will refinance.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At December 31, 2008, we were in compliance with all restrictive covenants.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004.  We include the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at December 31, 2008 was $736,157.

We believe our principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under our senior revolving credit facility and purchasing card will be sufficient to fund operations in fiscal year 2009. Our primary sources of funds are our ability to generate cash from operations and the availability of borrowing under our senior revolving credit facility to meet our liquidity obligations, which could be affected by factors such as a decline in demand for our products, loss of key contract customers such as occurred with Circuit City and Mervyn's in 2008, our ability to generate profits and other unforeseen circumstances. The availability of our revolving credit facility is contingent on complying with certain debt covenants.  We do not expect the covenants to limit or restrict our ability to borrow on the facility in fiscal year 2009.

Trade accounts receivable after allowances for doubtful accounts decreased $2,953,367 or 43.6% to $3,811,484 as of December 31, 2008.  The primary reason for the decrease in trade accounts receivable after allowances for doubtful accounts is primarily a fourth quarter decrease in both the volume of shipments and the selling prices in the recycling segment.

Recycling accounts receivable decreased $2,729,269 or 57% to $2,084,702 as of December 31, 2008 compared to $4,813,971 as of December 31, 2007.  This change is primarily due to a decrease in the volume of shipments and selling prices in the recycling segment in the fourth quarter.  On average, volume of ferrous shipments in gross tons decreased 36% in the fourth quarter of 2008 compared to the same period in 2007.  On average, ferrous sales prices decreased 11% in the fourth quarter of 2008 compared to the same period in 2007.  On average, volume of nonferrous shipments in pounds decreased 59% in the fourth quarter of 2008 compared to the fourth quarter of 2007.  On average, nonferrous sales prices decreased 50% in the fourth quarter of 2008 compared to the same period in 2007.

CWS accounts receivable decreased $198,258 or 10% to $1,669,842 as of December 31, 2008 compared to $1,868,100 as of December 31, 2007.  Two of CWS's customers declared bankruptcy in 2008, and we increased our allowance for doubtful accounts by $390,000 as a result of these bankruptcies.

WESSCO accounts receivable decreased $25,366 or 36% to $44,594 as of December 31, 2008 compared to $69,960 as of December 31, 2007.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We value inventory at the lower of cost or market.  Inventory decreased $255,933 or 5.5% to $4,371,348 as of December 31, 2008 compared to $4,627,281 as of December 31, 2007.  Inventories as of December 31, 2008 and December 31, 2007 consist of the following:

	December 31, 2008	December 31, 2007

Ferrous	$ 2,162,149	$ 1,848,445
Non-Ferrous	2,033,154	2,715,703
Waste equipment machinery	95,675	36,498
Other	80,370	26,635

Total inventories	$ 4,371,348	$ 4,627,281

For the year ended December 31, 2008, we shipped 81,050 gross tons of ferrous material.  During the same period, we purchased 84,257 gross tons of ferrous material.  For the year ended December 31, 2007, we shipped 81,947 gross tons of ferrous material.  During the same period, we purchased 76,659 gross tons of ferrous material.  As of December 31, 2008, ferrous inventory consisted of 11,374 gross tons at a unit cost of $190.096 per gross ton.  As of December 31, 2007, ferrous inventory consisted of 7,713 gross tons at a unit cost of $239.65 per gross ton.  For the year ended December 31, 2008, the purchase price plus processing costs of ferrous material averaged $190.10 per gross ton compared to $239.65 per gross ton in 2007.

For the year ended December 31, 2008, we shipped 34,342,392 pounds of nonferrous material. During the same period, we purchased 35,601,248 pounds of nonferrous material.  For the year ended December 31, 2007, we shipped 28,840,349 pounds of nonferrous material. During the same period, we purchased 24,314,589 pounds of nonferrous material.  As of December 31, 2008, nonferrous inventory consisted of 3,720,330 pounds with a unit cost of $0.5465 per pound.  As of December 31, 2007, nonferrous inventory consisted of 1,992,954 pounds at a unit cost of $1.3626 per pound.  For the year ended December 31, 2008, the purchase price plus processing costs of non-ferrous material has averaged $0.546 per pound compared to $1.363 per pound in 2007.

We make certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions  and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value ("NRV") inventory adjustments of $1.2 million in the fourth quarter 2008 to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market.

Year	Inventory Type	Gross Tons	Unit Cost	Amount

2008	Ferrous	11,374	$ 190.096	$ 2,162,149
2007	Ferrous	7,713	$ 239.653	$1,848,445

Year	Inventory Type	Pounds	Unit Cost	Amount

2008	Nonferrous	3,720,330	0.546%	$ 2,033,154
2007	Nonferrous	1,992,954	%1.363	$ 2,715,703

Inventory Aging for the year ended December 31, 2008 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 95,675	$ -	$ -	$ -	$ 95,675
Ferrous Materials	1,364,091	376,684	326,874	94,500	2,162,149
Non-ferrous materials	990,843	217,591	294,992	529,728	2,033,154
Other	80,370	-	-	-	80,370

	$2,530,979	$594,275	$ 621,866	$624,228	$4,371,348

Inventory aging for the year ended December 31, 2007 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$ 36,498	$ -	$ -	$ -	$ 36,498
Ferrous Materials	1,163,306	566,774	78,183	40,182	1,848,445
Non-ferrous materials	1,885,783	553,049	129,552	147,319	2,715,703
Other	26,635	-	-	-	26,635

	$3,112,222	$1,119,823	$ 207,735	$187,501	$4,627,281

Accounts payable trade decreased $963,736 or 20.7% to $3,701,895 as of December 31, 2008 compared to $4,665,631 as of December 31, 2007.  Recycling accounts payable decreased $665,015 or 50% to $667,272 as of December 31, 2008 compared to $1,332,287 as of December 31, 2007.  This decrease is primarily due to the decrease in volume of commodity purchases at respective year-ends and decreased commodity purchase prices of ferrous and nonferrous materials.  Our accounts payable payment policy in the recycling segment is consistent between years.

CWS accounts payable decreased $145,802 or 4.7% to $2,918,030 as of December 31, 2008 compared to $3,063,832 as of December 31, 2007.  This change is due to timing of payments.

WESSCO accounts payable increased $12,830 or 15.2% to $97,214 as of December 31, 2008 compared to $84,384 as of December 31, 2007.

Working capital decreased $4,951,168 to $2,988,872 as of December 31, 2008 compared to $7,940,040 as of December 31, 2007.  Net income of $1,527,598, depreciation of $2,122,167 and the decrease in receivables of $2,953,367 were positive contributors to working capital in 2008, offset by an increase in the liability from interest rate swap agreements of $475,342.  During 2008, we used these positive working capital contributors to purchase property and equipment of $3,571,740.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the year ended December 31, 2008.

	Payments due by period
Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$9,367,877	$857,863	$2,138,067	$3,782,940	$ 2,589,007
Capital lease obligations (1)	101,569	80,771	20,798	0	0
Operating lease obligations (2)	2,596,561	684,882	1,275,679	636,000	0
Total	$12,066,007	$1,623,516	$3,434,544	$4,418,940	$2,589,007

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

          We have subleased the Lexington property to an unaffiliated third party for a term commencing March 1, 2007 and ending December 31, 2012 for $4,500 per month.   We currently lease this property from an unrelated party for $4,500 per month, which terminates December 31, 2012.  If for any reason the sublessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

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

Net cash from financing activities increased $898,435 to $3,784,671 for the year ending December 31, 2007 compared to $2,886,236 for the same period in 2006.  Proceeds from long term debt totaled $7,850,000 in 2007 and $10,710,875 in 2006, and payments on long-term debt were $3,010,306 in 2007 and $7,770,984 in 2006.

On December 22, 2006, we executed a new revolving credit facility with BB&T increasing the borrowing line from $5.0 million to $10.0 million to provide us with working capital to support the current needs of our business.  This revolving credit facility has a three year term expiring December 22, 2009, and provides for advances of up to eighty percent (80%) of ISA's eligible accounts receivable and up to the  forty percent (40%) of eligible inventory, and up to one hundred percent (100%) of ISA's net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month Libor rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, and is secured by all our assets (except rental fleet equipment).  As of December 31, 2007 we had borrowed $6,000,000 and as of December 31, 2006 we had borrowed $1,010,875 against the credit facility.  The revolving credit facility contains certain restrictive and financial covenants.  At December 31, 2007, we were in compliance with all restrictive covenants.

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

Working capital increased $4,415,942 to $7,940,040 as of December 31, 2007 compared to $3,524,098 as of December 31, 2006.  Net income of $2,464,475, depreciation of $1,954,023 and an increase in inventories of $1,199,055 were positive contributors to working capital in 2007.  During 2007, we used these positive working capital contributors to purchase property and equipment of $2,169,829.

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

Impact of Recently Issued Accounting Standards

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities.  We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of trading account assets, investment securities available for sale and various types of derivative instruments. In addition, we measure certain assets, such as goodwill and other long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with SFAS No. 157, Fair Value Measurements, which we adopted effective January 1, 2008, we categorize our financial assets and liabilities into the following fair value hierarchy:

Level 1 - Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities.

Level 2 - Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Examples of level 2 financial instruments include commercial paper purchased from the State Street-administered asset-backed commercial paper conduits, various types of interest-rate and foreign exchange derivative instruments, and various types of fixed-income investment securities. Pricing models are utilized to estimate fair value for certain financial assets and liabilities categorized in level 2.

Level 3 - Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management's judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. Examples of level 3 financial instruments include certain corporate debt, asset- and mortgage-backed securities and certain derivative instruments with little or no market activity and a resulting lack of price transparency.

When determining the fair value measurements for financial assets and liabilities carried at fair value on a recurring basis, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets, and we use alternative valuation techniques to derive fair value measurements.

We use the fair value methodology outlined in SFAS 157 to value the assets and liabilities for cash and debt. All of our cash and debt are defined as Level 1.  In accordance with SFAS 157, the following table represents our fair value hierarchy for financial instruments at December 31, 2008:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$1,103,842	-	$1,103,842

Liabilities
Long term debt	-	$ (9,367,877)	$(9,367,877)
Derivative contract, net of tax		(792,236)	(792,236)

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161").  SFAS 161 amends and expands the disclosure requirements in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities".  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning January 1, 2009 for ISA

    Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

Fluctuating commodity prices affect market risk in our recycling segment.  We mitigate this risk by selling our product on a monthly contract basis.  Each month we negotiate selling prices for all commodities.  Based on these monthly agreements, we determine purchase prices based on a margin needed to cover processing and administrative expenses.

We are exposed to commodity price risk, mainly associated with variations in the market price for ferrous and nonferrous metal, and other commodities. The timing and magnitude of industry cycles are difficult to predict and are impacted by general economic conditions. We respond to changes in recycled metal selling prices by adjusting purchase prices on a timely basis and by turning rather than holding inventory in expectation of higher prices.  However, financial results may be negatively impacted where selling prices fall more quickly than purchase price adjustments can be made or when levels of inventory have an anticipated net realizable value that is below average cost.

We are exposed to interest rate risk on our floating rate borrowings. We maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company which had no outstanding borrowings as of December 31, 2008.  This revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 4.0% as of December 31, 2008.   On February 11, 2009, we executed a promissory note with Branch Banking and Trust Company in the amount of $12,000,000 for the purpose of financing our acquisition of inventory and fixed assets from Venture Metals, and real estate at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals.  This note bears interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%.  As of February 11, 2009, the applicable interest rate was 4% since the calculated rate was 2.67%.  Based on our average anticipated borrowings under our credit agreements in fiscal 2009, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, with a corresponding change in cash flows.

We are exposed to market risk from changes in interest rates in the normal course of business. Our interest income and expense are most sensitive to changes in the general level of U.S. interest rates and the LIBOR rate. In order to manage this exposure, we use a combination of debt instruments, including the use of derivatives in the form of interest rate swap agreements. We do not enter into any derivatives for trading purposes.  The use of the interest rate swap agreement is intended to convert the variable rate to a fixed rate.

Item 8.        Consolidated Financial Statements and Supplementary Data.

Our consolidated financial statements required to be included in this Item 8 are set forth in Item 15 of this report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T)      Controls and Procedures.

(a)     Disclosure controls and procedures.

ISA's management, including ISA's principal executive officer and principal financial officer, have evaluated the effectiveness of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934.  Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, ISA's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission  (1) is recorded, processed, summarized and reported within the time periods specific in the SEC's rules and forms, and (2) is accumulated and communicated to ISA's management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2008, and concluded that such internal control over financial reporting was effective as of December 31, 2008.

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

(c)     Changes to internal control over financial reporting

There were no changes in ISA's internal control over financial reporting during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to affect ISA's internal control over financial reporting.

Item 9B.      Other Information.

None

PART III

Item 10.        ISA Directors Executive Officers and Corporate Governance.  *

Item 11.        Executive Compensation  *

Item 12.        Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.  *

Item 13.        Certain Relationships and Related Transactions, and Director Independence.  *

Item 14.        Principal Accountant Fees and Services. *

*  The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2008 Annual Meeting of Shareholders of ISA which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after ISA's year end for the year covered by this report under the Securities Exchange Act of 1934, as amended.  Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.        Exhibits and Consolidated Financial Statement Schedules.

(a)(1)    The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:

Page

Report of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-3

Consolidated Statements of Income for the years
ended December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Shareholders' Equity for the years ended
December 31, 2008, 2007 and 2006	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-6

Notes to Consolidated Financial Statements	F-7

(a)(2)    Consolidated Financial Statement Schedules.

Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006	F-28

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

(c)       Consolidated Financial Statement Schedules.

      Schedule II--Valuation and Qualifying Accounts for the year ended December 31, 2008, 2007 and 2006 are incorporated by reference at page F-32 of the ISA Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated: March 31, 2009	By :	/s/ Harry Kletter
Harry Kletter, Chairman of the Board
and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief	March 31, 2009
Harry Kletter	Executive Officer (Principal Executive Officer)

/s/ Alan L. Schroering	Chief Financial Officer	March 31, 2009
Alan L. Schroering	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Orson Oliver	Director	March 31, 2009
Orson Oliver

/s/ Roman Epelbaum	Director	March 31, 2009
Roman Epelbaum

/s/ Albert Cozzi	Director	March 31, 2009
Albert Cozzi

/s/ Richard Ferguson	Director	March 31, 2009
Richard Ferguson

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of ISA is incorporated by reference to Exhibit 3.1 of ISA's report on Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of ISA are incorporated by reference to Exhibit 3.2 of ISA's report on Form 10-KSB for the year ended December 31, 1995.

10.1	**

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

10.9	**	Employment Agreement, dated as of October 15, 1997, by and between ISA and Garber is incorporated by reference to Exhibit 10.12 of ISA's report on Form 10-K for the year ended December 31, 1997.

10.10	**	Lease Agreement, dated January 1, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.11	**	Consulting Agreement, dated as of January 2, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

Exhibit Number		Description of Exhibits

10.12	**

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

Exhibit Number		Description of Exhibits

10.27	**	Penske Lease and Purchase Agreement effective July 8, 2004, for three years at a rental of $3,000 per month with an option to purchase for $425,000.

10.28	**	Stock Option Agreement, dated June 11, 1996, by and between ISA and R. Jerry Falkner, is incorporated by reference to Exhibit 10.3 of ISA's report on Form 10-K for the year ended December 31, 1996.

10.29	**

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

10.39	**

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

Exhibit Number		Description of Exhibits

10.41	**

Employment Agreement dated effective as of April 4, 2007, between ISA and James K. Wiseman, III is incorporated by reference herein to Exhibit 10.3 of ISA's report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007.

10.42	**

Loan Agreement dated May 7, 2008, by and between ISA and Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.1 of ISA's Report on Form 8-K for the event reported on May 14, 2008, as filed on May 22, 2008.

10.43	**

Promissory Note in the amount of $6,000,000 dated May 7, 2008, from ISA to Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.2 of ISA's Report on Form 8-K for the event reported on May 14, 2008, as filed on May 22, 2008.

10.44	**

Loan Agreement dated May 7, 2008, by and between ISA and Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.3 of ISA's Report on Form 8-K for the event reported on May 14, 2008, as filed on May 22, 2008.

10.45	**

Promissory Note in the amount of $3,000,000 dated May 7, 2008, from ISA to Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.4 of ISA's Report on Form 8-K for the event reported on May 14, 2008, as filed on May 22, 2008.

10.46	**

Note Modification Agreement, dated October 15, 2008, in the amount of $2,897,114.77 from ISA in favor of Branch Banking and Trust Company of North Carolina is incorporated by reference herein to Exhibit 10.1 of ISA's Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

10.47	**

Note Modification Agreement, dated October 15, 2008, in the amount of $6,000,000 from ISA in favor of Branch Banking and Trust Company of North Carolina is incorporated by reference herein to Exhibit 10.2 of ISA's Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

10.48	**

ISDA Master Agreement and Schedule, dated as December 22, 2006, between ISA and Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.3 of ISA's Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

10.49	**

Swap Confirmation, dated October 20, 2008, between ISA and Branch Banking and Trust Company in the notional amount of $2,897,114.77 is incorporated by reference herein to Exhibit 10.4 of ISA's Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

10.50	**

Swap Confirmation, dated October 20, 2008, between ISA and Branch Banking and Trust Company in the notional amount of $6,000,000 is incorporated by reference herein to Exhibit 10.5 of ISA's Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

11		Statement of Computation of Earnings Per Share (See Note 9 to Notes to Consolidated Financial Statements).

16

Letter from Crowe Chizek and Company, LLC dated April 28, 2005, regarding change in certifying accountant is incorporated by reference herein to Exhibit 16 of ISA's report on Form 8-K/A, as filed on April 28, 2005.

31.1		Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K for the year ended December 31, 2008.

31.2		Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K for the year ended December 31, 2008.

Exhibit Number	Description of Exhibits

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-K for the year ended December 31, 2008.

*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S‑K under the Securities Act of 1933, as amended.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Industrial Services of America, Inc. and Subsidiaries

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2008, in conformity with U. S. generally accepted accounting principles.  Also, in our opinion, the related consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Mountjoy & Bressler, LLP

Louisville, Kentucky

March 31, 2009

___________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

1.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

_________________________________________________________________________________________________

	2008	2007
ASSETS
Current assets
Cash	$ 1,103,842	$ 1,501,685
Income tax receivable	36,016	100,737
Accounts receivable - trade (after allowance for doubtful
accounts of $490,000 in 2008 and $100,000 in 2007) (Note 1)	3,811,484	6,764,851
Net investment in sales-type leases (Note 5)	54,629	60,364
Inventories (Note 1)	4,371,348	4,627,281
Deferred income taxes (Note 4)	912,337	141,636
Other	126,902	318,496
Total current assets	10,416,558	13,515,050

Shredder system construction in progress	6,547,902	2,173,076
Net property and equipment (Note 1)	10,895,477	9,537,345

Other assets
Net investment in sales-type leases (Note 5)	71,222	125,851
Notes receivable - related party (Note 6)	167,594	204,053
Goodwill (Note 1)	560,005	560,005
Other assets	132,672	169,142
	931,493	1,059,051
	$ 28,791,430	$ 26,284,522

___________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

2.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current maturities of long term debt (Note 3)	$ 857,863	$ 338,913
Current maturities of capital lease obligations (Note 8)	80,771	133,675
Accounts payable	3,701,895	4,665,631
Income tax payable	566,025	-
Liability for legal settlements (Note 11)	1,037,165	10,000
Interest rate swap agreement liability, net of tax (Note 1)	792,236	-
Other current liabilities	391,731	426,791
Total current liabilities	7,427,686	5,575,010

Long-term liabilities
Long-term debt (Note 3)	8,510,014	8,393,784
Capital lease obligations (Note 8)	20,798	101,569
Deferred income taxes (Note 4)	491,715	194,721
	9,022,527	8,690,074

Commitments (Note 8)

Shareholders' equity
Common stock, $.005 par value: 10,000,000 shares authorized,
4,295,000 shares issued in 2008 and 2007,
3,575,292 shares outstanding in 2008 and 3,620,899 in 2007
respectively	21,475	21,475
Additional paid-in capital	3,742,373	3,599,624
Retained earnings	10,601,102	9,434,733
Accumulated other comprehensive loss	(475,342)	-
Treasury stock at cost, 719,708 shares in 2008 and 674,101 in 2007	(1,548,391)	(1,036,394)
	12,341,217	12,019,438

	$ 28,791,430	$ 26,284,522

___________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2008, 2007 and 2006

____________________________________________________________________________________________

	2008	2007	2006

Revenue from services	$ 18,182,726	$ 17,234,194	$ 15,387,241
Revenue from product sales	81,859,765	59,721,347	46,694,807
Total Revenue	100,042,491	76,955,541	62,082,048

Cost of goods sold for services	16,502,452	15,233,788	13,984,314
Cost of goods sold for product sales	68,639,348	50,639,372	40,284,368
Inventory adjustment for lower cost or market	1,228,352	-	-
Reduction of cost of goods sold	-	(858,249)	(1,272,241)
Total Cost of goods sold	86,370,152	65,014,911	52,996,441

Selling, general and administrative expenses	10,215,904	7,766,915	5,609,959

Income before other income (expense)	3,456,435	4,173,715	3,475,648

Other income (expense)
Interest expense	(372,444)	(290,689)	(212,722)
Interest income	85,598	119,762	195,662
Gain (loss) on sale of assets	34,842	(3,696)	22,990
Provision for lawsuit settlement (Note 11)	(990,000)	-	-
Other income, net	336,802	22,741	32,930
	(905,202)	(151,882)	38,860

Income before income taxes	2,551,233	4,021,833	3,514,508

Income tax provision (Note 4)	1,023,635	1,458,000	1,325,929

Net income	$ 1,527,598	$ 2,563,833	$ 2,188,579

Basic earnings per share	$ .43	$ .71	$ .61

Diluted earnings per share	$ .43	$ .71	$ .61

___________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years ended December 31, 2008, 2007 and 2006

______________________________________________________________________________________________________________________________________________

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total

	Shares	Amount				Shares	Cost

Balance as of January 1, 2006	4,255,000	$ 21,275	$ 3,113,819	$ 5,046,411	$ -	(688,592)	$ (731,750)	$ 7,449,755

Treasury stock purchase	-	-	-	-	-	(5,509)	(16,338)	(16,338)

Exercise of stock options and related tax benefits	40,000	200	80,997	-	-	40,000	43,112	124,309

Net income	-	-	-	2,188,579	-	-	-	2,188,579

Balance as of December 31, 2006	4,295,000	21,475	3,194,816	7,234,990	-	(654,101)	(704,976)	9,746,305

Cash dividend	-	-	-	(364,090)	-	-	-	(364,090)

Repurchase of common stock	-	-	-	-	-	(40,000)	(352,974)	(352,974)

Stock bonus	-	-	194,244	-	-	20,000	21,556	215,800

Tax benefits related to common stock options			210,564		-			210,564

Net income	-	-	-	2,563,833	-	-	-	2,563,833

Balance as of December 31, 2007	4,295,000	21,475	3,599,624	9,434,733	-	(674,101)	(1,036,394)	12,019,438

Net unrealized loss on derivative instruments					(475,342)			(475,342)

Stock repurchase	-	-	-	2,961	-	(55,607)	(530,648)	(527,687)

Stock bonus	-	-	142,749	-	-	10,000	18,651	161,400

Cash dividend	-	-	-	(364,190)	-	-	-	(364,190)

Net income	-	-	-	1,527,598	-	-	-	1,527,598

Balance as of December 31, 2008	4,295,000	$ 21,475	$ 3,742,373	$ 10,601,102	$ (475,342)	(719,708)	$ (1,548,391)	$12,341,217

___________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2008, 2007 and 2006

______________________________________________________________________________________

	2008	2007	2006
Cash flows from operating activities
Net income	$ 1,527,598	$ 2,563,833	$ 2,188,579
Adjustments to reconcile net income to net
cash from operating activities
Depreciation	2,122,167	1,954,023	1,745,905
Inventory write-down	1,228,352	-	-
Stock distribution to employees	161,400	215,800	-
Deferred income taxes	(156,813)	(59,589)	(222,511)
Tax benefit of stock options exercised	-	210,564	-
Provision for doubtful accounts	390,000	-	50,000
(Gain) loss on sale of property and equipment	(34,842)	3,696	(22,990)
Change in assets and liabilities
Receivables	2,563,367	(1,738,410)	(573,596)
Net investment in sales-type leases	60,364	50,586	65,797
Inventories	(972,419)	(1,199,055)	(939,617)
Other assets	292,785	(337,735)	110,987
Accounts payable	(963,736)	120,574	(3,737,224)
Other current liabilities	1,558,130	(1,147,988)	117,747
Net cash from operating activities	7,776,353	636,299	(1,216,923)

Cash flows from investing activities
Proceeds from sale of property and equipment	126,283	57,300	81,700
Purchases of property and equipment	(3,571,740)	(2,169,829)	(2,166,331)
Payments for shredder system	(4,374,826)	(2,173,076)	-
Payments from related party	36,459	34,513	25,824
Net cash from investing activities	(7,783,824)	(4,251,092)	(2,058,807)

Cash flows from financing activities
Payments on capital lease obligation	(133,675)	(337,959)	(161,626)
Proceeds from long-term debt	8,773,555	7,850,000	10,710,875
Payments on long-term debt	(8,138,375)	(3,010,306)	(7,770,984)
Proceeds from exercise of common stock options	-	-	124,309
Payment of cash dividend	(364,190)	(364,090)	-
Purchases of common stock	(527,687)	(352,974)	(16,338)
Net cash from financing activities	(390,372)	3,784,671	2,886,236

Net change in cash	(397,843)	169,878	(389,494)
Cash at beginning of year	1,501,685	1,331,807	1,721,301

Cash at end of year	$ 1,103,842	$ 1,501,685	$ 1,331,807

Supplemental disclosure of cash flow information
Cash paid for interest	$ 372,444	$ 332,745	$ 212,722
Cash paid for taxes	617,675	2,593,479	604,652

Supplemental disclosure of noncash investing and financing activities:
Equipment purchased under capital leases	-	-	186,178
Equipment purchased through seller financing	-	1,010,040	-

___________________________________________________________________________________________________

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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
December 31, 2008, 2007 and 2006

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

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $490,000 at December 31, 2008 and $100,000 at December 31, 2007.  Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general economic and industry conditions.  Interest is not normally charged on receivables.  Potential credit losses from our significant customers could adversely affect our results of operations or financial condition.  While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings.  We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.

Major Customer:  We currently have no significant customer concentration.

Principles of Consolidation:  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ISA Indiana, Inc., ISA Recycling, LLC, and Industrial Logistics.  Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

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

8.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories:  Our inventories primarily consist of ferrous and non-ferrous scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory write-down when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory.  We would record the loss in cost of goods sold in the period during which we identified the loss.

We make certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs.  If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded net realizable value of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market.

We believe that the long-term fundamentals supporting the prices for recycled metals remain positive; however, given the current trends in the market for ferrous and nonferrous metal, we believe that fiscal 2009 selling prices will be lower than those seen in 2008.  Due to the high level of uncertainty regarding the economic environment, our past trends of sales volumes may not be indicative of expected volumes in fiscal 2009.

Some commodities are in saleable condition at acquisition.  We purchase these commodities in small amounts until we have a truckload of material available for shipment.  Some commodities are not in saleable condition at acquisition.  These commodities must be torched, sheared or baled.  We do not have work-in-process inventory that needs to be manufactured to become finished goods.  We include processing costs in inventory for all commodities by gross ton.  Processing costs in ferrous inventory totaled $535,874 at December 31, 2008 and $432,377 at December 31, 2007.  Processing costs in non-ferrous inventory totaled $237,436 at December 31, 2008 and $66,912 at December 31, 2007.   Ferrous inventory of $2,162,149 at December 31, 2008 was comprised of $418,035 in raw materials and $1,744,114 of finished goods.  Ferrous inventory of $1,848,445 at December 31, 2007 was comprised of $686,332 in raw materials and $1,162,113 of finished goods.  Non-ferrous inventory of $2,033,154 at December 31, 2008 was comprised of $362,065 in raw materials and $1,671,089 of finished goods.  Non-ferrous inventory of $2,715,703 at December 31, 2007 was comprised of $372,949 in raw materials and $2,342,754 of finished goods.  We charged $3,098,870 in general and administrative processing costs to cost of sales for the year ended December 31, 2008 and $2,671,089 for the year ended December 31, 2007.

In the fourth quarter 2008, demand and prices for inventory decreased due to reduced demand for scrap and recycled metal arising from weaker economic conditions, which led to a reduction in ferrous sales volumes and average nonferrous selling prices.  In addition, continued weak demand and the impact of declines in anticipated future selling prices which outpaced the decline in inventory costs, results in ISA recording a non-cash net realizable value ("NRV") inventory write-down of $1.2 million.

9.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers.  Other inventory includes cardboard and baling wire.  Inventories as of December 31, 2008 and 2007 consist of the following:

	2008	2007
Ferrous materials	$ 2,162,149	$ 1,848,445
Non-ferrous materials, high grade	2,033,154	2,689,635
Non-ferrous materials, low grade	-	26,068
Waste Equipment Machinery	95,675	36,498
Other	80,370	26,635

	$4,371,349	$4,627,281

Property and Equipment:  Property and equipment are stated at cost and depreciated on a straight‑line basis over the estimated useful lives of the related property.  Assets under capital lease obligations are amortized over the term of the capital lease.

Property and equipment as of December 31, 2008 and 2007 consist of the following:

	Life	2008	2007

Land		$ 2,265,310	$ 1,676,810
Equipment and vehicles	1-10 years	12,351,205	11,189,279
Office equipment	1-7 years	1,686,177	1,560,081
Rental equipment	3-5 years	5,098,708	4,720,483
Building and leasehold improvements	5-40 years	3,568,083	2,788,560
		24,969,483	21,935,213

Less accumulated depreciation and
amortization		14,074,006	12,397,868

		$ 10,895,477	$ 9,537,345

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $2,122,167, $1,954,023 and $1,745,905.   Of the $2,122,167 depreciation expense recognized in 2008, $1,480,734 was recorded in cost of sales, and $641,433 was recorded in general and administrative expense.

10.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

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

2009	$1,877,564
2010	1,511,200
2011	1,077,500
2012	589,437
2013	161,487
$5,217,188

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

Derivative and Hedging Activities:  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and subsequent amendments (hereinafter collectively referred to as SFAS No. 133), contains numerous requirements including the recognition of derivative instruments in the financial statements at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative meets the requirements for hedge accounting in accordance with SFAS No. 133, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the corresponding change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in the statement of operations.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in the statement of operations.

Accumulated Other Comprehensive Income (Loss):  Comprehensive income is net income plus certain other items that are recorded directly to shareholders' equity.  Amounts included in other accumulated comprehensive loss for our derivative instruments are recorded net of the related income tax effects.  The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 31, 2008 and 2007.

	12/31/2008	12/31/2007

Net unrealized losses on derivative instruments, net of tax	$ 475,342	$ -
Total accumulated other comprehensive income (loss)	$ 475,342	$ -

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

11.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

	2008	2007	2006

Net income (loss)

Net income, as reported	$ 1,527,598	$ 2,563,833	$ 2,188,579

Basic earnings (loss) per share

As reported	$ .43	$ .71	$ .61

Diluted earnings (loss) per share

As reported	$ .43	$ .71	$ .61

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
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2008, 2007 and 2006:

	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price Per Share	Maximum Remaining Term of Options Granted	Weighted Average Grant Date Fair Value of Options

Balance as of January 1, 2006	20,000	$1.25	$1.25	1 to 3	$1.21
				years

Expired	(20,000)	$1.25	$1.25

Balance as of December 31, 2006	-	-

Balance as of December 31, 2007	-	-

Balance as of December 31, 2008	-	-

Derivative Financial Instruments:  Beginning in October, 2008, we began to utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any interest rate swap derivative instruments for trading purposes. We recognize as an adjustment to interest expense the differential paid or received on interest rate swaps. We include in other comprehensive income the change in the fair value of the interest rate swap, which is established as an effective hedge.

13.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments:  We estimate the fair value of our financial instruments using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors.  Changes in assumptions or market conditions could significantly affect these estimates.  As of December 31, 2008, the estimated fair value of our financial instruments approximated book value.  The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the prime rate.  There is no readily available market by which to determine fair market value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.

Impact of Recently Issued Accounting Standards:

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities.  We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of trading account assets, investment securities available for sale and various types of derivative instruments. In addition, we measure certain assets, such as goodwill and other long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with SFAS No. 157, Fair Value Measurements, which we adopted effective January 1, 2008, we categorize our financial assets and liabilities into the following fair value hierarchy:

Level 1 - Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities.

Level 2 - Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Examples of level 2 financial instruments include commercial paper purchased from the State Street-administered asset-backed commercial paper conduits, various types of interest-rate and foreign exchange derivative instruments, and various types of fixed-income investment securities. Pricing models are utilized to estimate fair value for certain financial assets and liabilities categorized in level 2.

Level 3 - Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management's judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. Examples of level 3 financial instruments include certain corporate debt, asset- and mortgage-backed securities and certain derivative instruments with little or no market activity and a resulting lack of price transparency.

14.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$1,103,842	-	$1,103,842

Liabilities
Long term debt	-	$(9,367,877)	$(9,367,877)
Derivative contract, net of tax	-	(792,236)	(792,236)

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161").  SFAS 161 amends and expands the disclosure requirements in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities".  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning January 1, 2009 for ISA

15.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 2 - NOTE PAYABLE TO BANK

On February 11, 2009, we executed a promissory note, loan agreement and related security documents with Branch Banking and Trust Company in the amount of $12,000,000 for the purpose of financing our acquisition of inventory and fixed assets from Venture Metals, and real estate at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals (Note 14).  The maturity date of this note is February 11, 2010.  Interest is payable monthly commencing March 11, 2009, and the note bears interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%.  As of February 11, 2009, the applicable interest rate was 4% since the calculated rate was 2.67%.  All ISA's assets (except rental fleet equipment) secure this note.  As a result of this note and related loan documents, ISA and BB&T undertook amendments to existing security agreements related to the $10,000,000 borrowing line from BB&T, dated December 22, 2006 (see below), a BB&T Bankcard Corporation Commercial Card Application and BB&T Bankcard Corporation Commercial Card Plan Agreement, executed December 9, 2003 and December 8, 2003, and a $6,000,000 equipment loan to purchase the ISA shredder system and complementary facility improvements, dated May 7, 2008, so as to provide that the security for each of the above loans also secures the $12,000,000 loan of February 11, 2009.

This $12,000,000 loan provides for advances of up to 80% of ISA's eligible accounts receivable, 80% of eligible real estate, 35% of eligible raw materials inventory, and up to 100% of ISA's net book value of eligible equipment less any outstanding indebtedness on the equipment.  This $12,000,000 loan contains restrictive, affirmative, negative and financial covenants.  Events of default include failure to promptly pay principal or interest on the note, proof of a false or misleading representation or warranty in any loan document, default on the performance by ISA of any other obligation or indebtedness when due or in connection with money borrowed, breach of any covenant, condition or agreement made under any of the loan documents, bankruptcy of ISA, final judgment for payment of money remaining undischarged for 30 days after judgment against ISA which is not otherwise covered by insurance, BB&T in good faith deeming itself unsafe or insecure, or the failure of any lien or security interest granted to BB&T by ISA to have the priority agreed to by BB&T on the date granted or otherwise becomes unperfected or invalid for any reason.  Remedies include the declaration by BB&T of the balances of the ISA notes to be immediately due and payable, the pledge of additional collateral, the taking of the collateral as security for the note, or the exercise of any other remedies under the Kentucky Uniform Commercial Code.

 Since ISA has entered into this $12,000,000 loan partially to reimburse itself for the acquisition of the inventory from Venture Metals under the inventory purchase agreement, and its proceeds are available for payment upon exercise of the option to purchase the fixed assets of Venture Metals and also to purchase real estate in the event ISA elects to purchase such real estate, then this $12,000,000 facility becomes a source of payment for the purchase of those various assets.

16.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 2 - NOTE PAYABLE TO BANK (Continued)

We maintain a $10.0 million senior revolving credit facility with the Branch Banking and Trust Company.  This revolving credit facility has a three year term expiring January 1, 2012, providing for advances of up to eighty percent (80%) of our eligible accounts receivable and up to forty percent (40%) of eligible inventory, and up to one hundred percent (100%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, and is secured by all our assets (except rental fleet equipment).  As of December 31, 2008, we had paid off this credit facility in full.

NOTE 3 - LONG-TERM DEBT

Long-term debt as of December 31, 2008 and 2007 consists of the following:

	2008	2007
Note payable to Fifth Third Bank secured by our rental fleet equipment with a fixed interest rate of 6.83% and monthly payments of $23,047. The maturity date under this agreement is June 2011 with a ten-year amortization schedule.	$ -	$ 1,779,585

Revolving credit facility with BB&T secured by all assets except for rental fleet equipment with a variable interest rate of Libor plus 2.25% and no required monthly principal payments. The maturity date under this agreement is January 1, 2012.	-	6,000,000

Note payable to Branch Banking and Trust Company in the amount of $3.0 million secured by our rental fleet equipment with a fixed interest rate of 5.65%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013. The maturity date under this agreement is May 2013.	2,838,094	-

Note payable to Branch Banking and Trust Company in the amount of $6.0 million secured by our shredder system assets with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014. The maturity date under this agreement is April 2014.	5,000,000	-

Note payable to Branch Banking and Trust Company in the amount of $609,900 secured by a crane with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly beginning December 1, 2008 with one final payment of all remaining principal and accrued interest due at maturity in December 2013.	602,153	-

Note payable to Paccar Financial Corp. in the amount of $163,655 secured by two Kenworth trucks. Payments are $3,395.36 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	153,469	-

Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7%) interest rate. The maturity date under this agreement is August 2012.	774,161	953,112

	9,367,877	8,732,697
Less current maturities	857,863	338,913
	$ 8,510,014	$ 8,393,784

17.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 3 - LONG-TERM DEBT (Continued)

The annual maturities of long-term debt as of December 31, 2008 are as follows:
2009	$ 857,863
2010	1,022,449
2011	1,115,618
2012	1,028,798
Thereafter	5,343,149

Total	$9,367,877

On May 14, 2008, we executed a loan agreement with Branch Banking and Trust Company in the amount of $3.0 million secured by our rental fleet equipment.  This note replaces the $2.0 million rental fleet loan with Fifth Third Bank.  Until October 15, 2008, indebtedness under this loan agreement accrued interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013.  Effective October 15, 2008, we converted this revolving credit facility with a variable interest rate into a fixed interest rate of 5.65% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is May 2013.  The repayment terms are principal paid in twelve (12) monthly payments of $19,673.54 plus interest commencing on November 7, 2008 and continuing through October 7, 2009, principal paid in 12 monthly payments of $20,835.07 plus interest commencing on November 7, 2009 and continuing through October 7, 2010, principal paid in 12 monthly payments of $22,065.17 plus interest commencing on November 7, 2010 and continuing through October 7, 2011, principal paid in 12 monthly payments of $23,367.89 plus interest commencing on November 7, 2011 and continuing through October 7, 2012, principal paid in six (6) monthly payments of $24,747.53 plus interest commencing on November 7, 2012 and continuing through April 7, 2013, with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013.  The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At December 31, 2008, we were in compliance with all restrictive covenants.

On May 14, 2008, we executed a loan agreement with Branch Banking and Trust Company in the amount of $6.0 million to finance the purchase of our shredder system and complementary facility improvements.  The security for this facility is the shredder and assets being purchased.  Our Board approved the acquisition and installation of the shredder system and complementary facility improvements on June 21, 2007.  The note has a term beginning May 2008 and originally expiring November 2013.  Until October 15, 2008, the facility bore interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The facility originally provided for interest only monthly payments which commenced June 7, 2008 and continue through November 7, 2008.  Effective October 15, 2008, we converted this revolving credit facility into a fixed interest rate of 5.89% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is April 2014.  The repayment terms are interest only paid in 6 monthly payments starting on November 7, 2008 and continuing through April 7, 2009, principal paid in twelve (12) monthly payments of $37,636.11

18.

plus interest commencing on May 7, 2009 and continuing through April 7, 2010, principal paid in 12 monthly payments of $39,957.42 plus interest commencing on May 7, 2010 and continuing through April 7, 2011, principal paid in 12 monthly payments of $42,421.91 plus interest commencing on May 7, 2011 and continuing through April 7, 2012, principal paid in 12 monthly payments of $45,038.40 plus interest commencing on May 7, 2012 and continuing through April 7, 2013, principal paid in eleven (11) monthly payments of $47,816.27 plus interest commencing on May 7, 2013 and continuing through March 7, 2014, with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014.  The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.5 million being due on or before April 7, 2014, at which time we anticipate that we will refinance.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At December 31, 2008, we were in compliance with all restrictive covenants.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement.  We recorded a note payable of $1,010,040 with an outstanding balance at December 31, 2008 of $774,161.

            We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $6 million in debt and commenced October 15, 2008 and matures on April 7, 2014. The second swap agreement covers approximately $2.9 million in debt and commenced October 15, 2008 and matures on May 7, 2013.  The third swap agreement covers $606,027 in debt and commenced October 22, 2008 and matures on October 22, 2013.  The three swap agreements fix our interest rate at approximately 5.8%.  At December 31, 2008, we recorded the estimated fair value of the three swaps as approximately $792,000.  Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value.   We have designated this agreement as a cash flow hedge.

19.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 4 - INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Federal
Current	$ 912,289	$ 1,254,133	$ 1,178,483
Deferred	(128,610)	(51,814)	(174,958)
	783,679	1,202,319	1,003,525

State
Current	268,159	356,943	369,957
Refundable state tax credits	-	(99,358)	-
Deferred	(28,203)	(1,904)	(47,553)
	239,956	255,681	322,404

	$1,023,635	$ 1,458,000	$ 1,325,929

A reconciliation of income taxes at the statutory rate to the reported provision is as follows:

	2008	2007	2006

Federal income tax at statutory rate	$ 868,584	$ 1,352,831	$ 1,194,933
State and local income taxes, net of
federal income tax effect	158,370	202,927	212,787
Permanent differences	8,855	(173,485)	(43,702)
Stock options exercised	-	210,564	-
Refundable state tax credits	-	(99,358)	-
Other differences, net	(12,174)	(35,479)	(38,089)

	$1,023,635	$1,458,000	$1,325,929

20.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 4 - INCOME TAXES (Continued)

Significant components of the Company's deferred tax liabilities and assets as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax liabilities
Tax depreciation in excess of book	$ (764,263)	$ (202,313)
Interest rate swap	316,894	-
Tax amortization in excess of book	(160,533)	(137,600)
Gross deferred tax liabilities	$ (607,902)	$ (339,913)
Deferred tax assets
Property taxes	42,945	38,077
Allowance for doubtful accounts	210,700	43,867
Book amortization in excess of tax	116,187	145,192
Inventory capitalization	69,809	59,692
Reserve for CWS	129,000	-
Litigation settlement	425,700	-
Other	34,183	-
Gross deferred tax assets	1,028,524	286,828

Net deferred tax assets (liabilities)	$ 420,622	$ (53,085)

NOTE 5 - SALES-TYPE LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases.  All costs associated with this equipment are the responsibility of the lessees.

Future lease payments receivable under sales-type leases at December 31, 2008 are as follows:

2009	$66,720
2010	74,355

Minimum lease payments receivable	141,075
Less unearned income	15,224

Net investment in sales-type leases	125,851
Less current portion	(54,629)

$ 71,222

21.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company's principal shareholder and an affiliated company owned by the Company's principal shareholder (K&R).  A summary of these transactions is as follows:

	2008	2007	2006
Balance sheet accounts:
Accounts receivable	$ -	$ -	$ -

Notes receivable	$ 182,868	$ 204,053	$ 238,566

Deposits (included in other long-term assets)	$ 62,106	$ 62,106	$ 62,106

Income statement activity:
Rent expense	$ 505,272	$ 505,272	$ 505,272
Consulting fees	$ 240,000	$ 240,000	$ 240,000

ISA leases its corporate offices, processing property and buildings in Louisville, Kentucky for $42,106 per month from K&R pursuant to the K&R Lease.  Deposits include one month of rent in advance in the amount of $42,106.  In 2004, we paid for repairs totaling $302,160 that we made to the buildings and property that we lease from K&R, located at 7100 Grade Lane, Louisville, Kentucky.  K&R executed an unsecured promissory note, dated March 25, 2006, but effective December 31, 2004, to us for the principal sum of $302,160.  In January 2006, K&R began making payments on the promissory note of principal only in ninety-six (96) monthly installments of $3,147.50 each.  Failure of K&R to make any payment when due under this note within fifteen (15) days of its due date shall constitute a default.  After the fifteen day period, the note shall bear interest at a rate equal to fifteen percent (15%) per annum and we have the right to exercise our remedies to collect full payment of the note.

 In an addendum to the K&R lease as of January 1, 2006, the rent was increased $4,000 as a result of the improvements made to the property in 2004.  For years 2008 and 2007, the payments to K&R by the Company of $4,000 for additional rent and the payment from K&R to the Company of $3,897.66 for the promissory note were offset.

22.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

We entered into an agreement with K&R for consulting services related to the scrap metal and paper recycling operations and related equipment sales and services.  The agreement requires that we make annual payments to K&R of $240,000 in equal monthly installments of $20,000.  Deposits include one month of consulting services in advance in the amount of $20,000.  Our Chairman is compensated through these consulting fees.  In 2008, we extended this consulting agreement for one year according to the terms of the contract.

NOTE 7 - EMPLOYEE RETIREMENT PLAN

We maintain a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees.  Eligible employees may contribute a maximum of 15% of their annual salary.  Under the plan, we match 25% of each employee's voluntary contribution up to 6% of their gross salary.  The expense under the plan for 2008, 2007 and 2006 was $46,814, $42,810 and $33,438, respectively.

NOTE 8 - LEASE COMMITMENTS

Operating Leases:

We lease our Louisville, Kentucky facility from a related party (see Note 6) under an operating lease expiring December 2012.  The rent was adjusted in January 2008 per the agreement to monthly payments of $48,500 through December 2012.  In addition, the Company is also responsible for real estate taxes, insurance, utilities and maintenance expense.

We lease a facility in Dallas, Texas for management services operations.  The agreement provided that monthly payments of $2,457 were paid through September 2006.  The lease was renewed effective October 1, 2007 for a period of two years with monthly payments of $2,750.   The Company also leases other machinery and equipment under operating leases which expire through August 2012.

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

23.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 8 - LEASE COMMITMENTS (Continued)

Future minimum lease payments for operating leases as of December 31, 2008 are as follows:

2009	$ 684,882
2010	639,679
2011	636,000
2012	636,000
2013	-

Future minimum lease payments	$ 2,596,561

Total rent expense for the years ended December 31, 2008, 2007 and 2006 was $876,312, $832,733 and $784,954, respectively.

Capital Leases:

We lease various pieces of equipment which qualify as capital leases.  These lease arrangements require monthly lease payments expiring at various dates through September 2011.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2008	2007

Equipment	$ 978,677	$ 1,881,607

Less accumulated depreciation	269,960	273,005

	$ 708,717	$ 1,608,602

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at December 31, 2008.

2009	$ 80,771
2010	20,798

Total future minimum lease payments	101,569
Less amount representing interest	-

Present value of net minimum
lease payments	101,569
Less current portion	(80,771)
Capital Lease Obligations	$ 20,798

24.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE  9 - CASH DIVIDEND

The Board of Directors, at its regular annual meeting June 26, 2008, declared a cash dividend payment of ten cents ($0.10) per common share of stock for shareholders of record as of July 31, 2008, with a payment date of August 21, 2008.

The Board of Directors, at our May 15, 2007 annual meeting, declared a cash dividend payment of ten cents per share for shareholders of record as of June 15, 2007 with a payment date of July 20, 2007.

NOTE 10 - PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2008	2007	2006

Basic earnings per share
Net income	$ 1,527,598	$ 2,563,833	$ 2,188,579
Weighted average shares outstanding	3,595,813	3,638,215	3,602,872

Basic earnings per share	$ .43	$ .71	$ .61

Diluted earnings per share
Net income	$ 1,527,598	$ 2,563,833	$ 2,188,579

Weighted average shares outstanding	3,595,813	3,638,215	3,602,872
Add dilutive effect of assumed exercising of stock options	-	-	10,218
Diluted average shares outstanding	3,595,813	3,638,215	3,613,090

Diluted earnings per share	$ .43	$ .71	$ .61

NOTE 11 - LEGAL PROCEEDINGS

In May 2006, All American Recycling, known as AAR, and its owners, R.D. Burton and Donna Burton filed a lawsuit in Jefferson County, Kentucky Circuit Court against us and K&R Resources LLC (All American Recycling, Inc. and R.D. Burton and Donna Burton v. Industrial Services of America, Inc., et. al., Jefferson Circuit Court, Case No. 06-C-04701), as further described in the Form 10-Q for the period ended September 30, 2008.  On January 14, 2009, a Jefferson County, Kentucky Circuit Court jury awarded AAR approximately $990,000 primarily for a breach by ISA of the agreement that required ISA to provide referrals to AAR.  ISA reserved for the loss in an approximate amount of $990,000 in its financial statements for the year ended December 31, 2008, and we paid the settlement amount of $990,000 in February 2009.  On February 2, 2009, the parties to the lawsuit entered into a settlement agreement that resulted in the dismissal of the case with prejudice on February 17, 2009 and provided for , among other items, the payment of the jury

25.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 11 - LEGAL PROCEEDINGS (Continued)

award on February 9, 2009, by the defendants to the plaintiffs.  In addition, AAR agreed to vacate by March 31, 2009 the premises at Grade Lane, Louisville, Kentucky, that AAR subleased from ISA.  AAR also agreed to be subject to a non-competition and non-solicitation term beginning February 2, 2009, for one year, wherein AAR has agreed not to engage in competition with, or solicit business or employees from, ISA during that period and within a distance of 2.5 miles of the ISA Grade Lane facilities.

After AAR leaves the Grade Lane facilities, ISA intends to relocate the stainless steel inventory operations of Venture Metals from the Camp Ground Road location to the vacated premises on Grade Lane.  ISA then intends to renovate the Camp Ground Road facilities to become a full-service yard for the purpose of providing ferrous, non-ferrous and stainless material for the Grade Lane operations.

On January 4, 2007, Lennox Industries, Inc., a commercial heating and air-conditioning manufacturer, filed suit against us in the Arkansas County, Arkansas Circuit Court in the case styled Lennox Industries, Inc. v. Industrial Services of America, Inc., Case No. CV-2007-004.  Because of settlement negotiations, Lennox did not serve us until May 23, 2007.  Lennox alleges that we breached a 2001 contract with Lennox where we agreed to act as agent for Lennox, by our failure to properly evaluate, categorize, classify and value the production scrap and waste of Lennox, thereby brokering such products at prices below market value.  Lennox also alleges negligence and breach of fiduciary duty related to the same alleged failure.  Lennox is taking the position that ISA had a duty to obtain a price that was consistent with the materials being sold on their behalf that it failed to show a proper duty of care in its dealings with Lennox.   On July 9, 2008, Lennox Amended its Complaint to add a cause of action based on fraud and misrepresentation (civil fraud). The Lennox complaint does not state any specific monetary damages.  We have filed an answer denying all claims.  The litigation is in its discovery phase.   We currently believe that the claims have no merit.

Lennox is claiming they are owed in excess of $1.9MM.  The case lends itself to the filing of a Partial Motion for Summary Judgment.  Such a motion is currently being prepared and will be filed no less than 45 days prior to the Trial.  The case is currently in discovery and scheduled for trial July 15-17, 2009.

We have other litigation from time to time, including employee or former employee claims, none of which we believe to be material.

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
December 31, 2008, 2007 and 2006

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

	ISA Recycling	CWS	WESSCO	Other	Segment Totals

2008
Recycling revenues	$ 79,545,562	$ -	$ -	$ -	$ 79,545,562
Equipment sales, services
and leasing revenues	-	-	2,314,203	-	2,314,203
Management fees	-	18,182,726	-	-	18,182,726
Cost of goods sold	(69,027,772)	(16,502,452)	(839,928)	-	(86,370,152)
Selling, general and
administrative expenses	(5,396,460)	(1,530,606)	(418,415)	(2,870,423)	(10,215,904)

Segment profit (loss)	$ 5,121,330	$ 149,668	$ 1,055,860	$(2,870,423)	$ 3,456,435

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2008
Cash	$ 237,914	$ 15,132	$ -	$ 850,796	$ 1,103,842
Accounts receivable	2,084,702	1,669,842	44,594	12,346	3,811,484
Inventories	4,255,802	-	115,546	-	4,371,348
Net property and equipment,
including shredder system	13,736,644	5,449	1,627,225	2,074,061	17,443,379
Goodwill	560,005	-	-	-	560,005
Other assets	179,393	13,952	3,001	1,305,026	1,501,372

Segment assets	$ 21,054,460	$ 1,704,375	$ 1,790,366	$ 4,242,229	$ 28,791,430

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2007
Recycling revenues	$ 57,603,071	$ -	$ -	$ -	$ 57,603,071
Equipment sales, services
and leasing revenues	-	-	2,118,276	-	2,118,276
Management fees	-	17,234,194	-	-	17,234,194
Cost of goods sold	(50,407,072)	(14,375,539)	(232,300)	-	(65,014,911)
Selling, general and
administrative expenses	(2,963,996)	(1,048,347)	(1,316,435)	(2,438,137)	(7,766,915)

Segment profit (loss)	$ 4,232,003	$ 1,810,308	$ 569,541	$(2,438,137)	$ 4,173,715

27.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 12 - SEGMENT INFORMATION (Continued)

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2007
Cash	$ 390,868	$ 15,229	$ -	$ 1,095,588	$ 1,501,685
Accounts receivable	4,813,971	1,868,100	69,960	12,820	6,764,851
Inventories	4,574,648	-	52,633	-	4,627,281
Net property and
equipment	5,694,134	27,089	1,851,916	1,964,206	9,537,345
Goodwill	560,005	-	-	-	560,005
Other assets	2,572,723	18,249	198,491	503,892	3,293,355

Segment assets	$ 18,606,349	$ 1,928,667	$ 2,173,000	$ 3,576,506	$ 26,284,522

					Segment
	ISA Recycling	CWS	WESSCO	Other	Totals

2006
Recycling revenues	$ 44,967,023	$ -	$ -	$ -	$ 44,967,023
Equipment sales, services
and leasing revenues	-	-	1,727,784	-	1,727,784
Management fees	-	15,387,241	-	-	15,387,241
Cost of goods sold	(39,448,957)	(12,712,073)	(835,411)	-	(52,996,441)
Selling, general and
administrative expenses	(1,431,251)	(1,479,302)	(542,433)	(2,156,973)	(5,609,959)

Segment profit (loss)	$ 4,086,815	$ 1,195,866	$ 349,940	$ (2,156,973)	$ 3,475,648

28.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 13 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st	2nd	3rd	4th	Year
2008
Revenue	$26,083,395	$34,511,085	$28,837,828	$10,610,183	$100,042,491
Inventory write-down	-	-	-	(1,228,352)	(1,228,352)
Income before other
income (expense)	1,884,895	2,814,162	1,940,416	(3,183,038)	3,456,435
Legal settlement	-	-	-	(990,000)	(990,000)
Net income	1,086,551	1,662,632	1,280,115	(2,501,700)	1,527,598
Basic earnings per share	0.30	0.46	0.36	(0.69)	0.43
Diluted earnings per share	0.30	0.46	0.36	(0.69)	0.43

	1st	2nd	3rd	4th	Year
2007
Revenue	$17,904,749	$19,528,096	$17,928,810	$21,593,886	$76,955,541
Income before other
income (expense)	1,298,974	1,406,383	652,605	815,753	4,173,715
Net income	793,080	821,299	383,159	566,295	2,563,833
Basic earnings per share	0.22	0.22	0.11	0.16	0.71
Diluted earnings per share	0.22	0.22	0.11	0.16	0.71

	1st	2nd	3rd	4th	Year
2006
Revenue	$14,484,020	$17,702,634	$15,331,235	$14,564,159	$ 62,082,048
Income before other
income (expense)	688,693	1,007,525	511,167	1,268,263	3,475,648
Net income	416,526	602,757	439,568	729,728	2,188,579
Basic earnings per share	0.12	0.17	0.12	0.20	0.61
Diluted earnings per share	0.12	0.17	0.12	0.20	0.61

NOTE 14 - SUBSEQUENT EVENTS

On January 13, 2009 we entered into an inventory purchase agreement with Venture Metals, LLC and its members, Steve Jones, Jeff Valentine and Carlos Corona, under which we agreed to pay to Venture Metals $8,846,794 for inventory comprised of stainless steel and high temperature alloys, which we verified as to weight. We funded the purchase of the inventory through our line of credit with Branch Banking & Trust Company.

29.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

____________________________________________________________________________________

NOTE 14 - SUBSEQUENT EVENTS (Continued)

Under the agreement, we also have the right to retain the use of the property located at 3409 Camp Ground Road, Louisville, Kentucky, the site of the Venture Metals business that Venture Metals leases from Luca Investments, LLC, an affiliate of Venture Metals, owned 50% each by Messrs. Jones and Valentine.  We have the right to use the facilities located on those premises for a period not to exceed two years from the date of the agreement for a monthly rental of $15,000.   Messrs. Jones, Valentine and Corona are our employees.

On February 18, 2009, and effective February 11, 2009, ISA entered into a lease agreement with Venture Metals, LLC, leasing from Venture Metals all of the fixed assets of Venture Metals, located at 3409 Camp Ground Road, Louisville, Kentucky.  ISA has agreed to pay rent in the amount of $15,000 per month commencing March 1, 2009, with a pro rata amount to be paid for the period from February 11, 2009 through February 28, 2009.  The term of the lease ends of February 28, 2011 and is automatically renewable for a period of 12 months unless terminated 30 days prior to the scheduled expiration date by ISA.  ISA assumes the risk of loss related to the fixed assets and is indemnifying Venture Metals related to the manufacture, sale, purchase and use of the fixed assets except for the gross negligence or willful misconduct of Venture Metals.  ISA is responsible for all taxes and insurance on the fixed assets.

Venture Metals has represented that certain fixed assets are subject to prior leases with third party equipment lessors and may be subject to liens under financing provided to Venture Metals.  Venture Metals has agreed to remain primarily liable for these obligations and shall not incur any additional financing on the fixed assets or permit any future liens or encumbrances to be placed on the fixed assets.  The lease has no force and effect with respect to any fixed asset that is subject to a prior lease or lien for financing if the existence of the lease is a default under any document evidencing such prior lease or financing.

Events of default include the failure of the lessee to pay rent, the failure to perform or breach any of the covenants for a period of 30 days after notice from Venture Metals, the removal, sale or subletting of any fixed asset without the consent of Venture Metals, the creation, incurrence or suffering to exist of any mortgage, lien or other encumbrance upon the fixed assets by ISA, except for any lien or encumbrance created as a result of ISA's prior financing with and granting of a security interest to Branch Banking and Trust Company, the bankruptcy or insolvency of ISA, or any material misrepresentation or warranty made by ISA under the lease.  As a consequence of any such default, Venture Metals may declare the entire amount of rent due and payable for the lease term, take immediate possession of the fixed assets, sell or lease any of the fixed assets, demand payment of all reasonable costs or upon notice to ISA, terminate the lease.

ISA may sublease the fixed assets to an affiliate without the consent of Venture Metals.  ISA, as long as no event of default under the lease has occurred and is continuing, has the option at any time and upon 5 days prior written notice to Venture Metals to purchase all, but not less than all, of the fixed assets for approximately $1,498,885, less all rent paid through the date ISA notifies Venture Metals of ISA's election to exercise the purchase option.  In addition, ISA has the right upon the 5 days' prior written notice to terminate the lease without further rent obligation owed from ISA to Venture Metals.

In the event ISA acquires the fixed assets through the purchase option, Venture Metals must satisfy any outstanding obligations Venture Metals has with respect to the fixed assets.  The fixed assets include equipment such as cranes, loaders, scales, forklifts, computers, including computer software, furniture, and certain leasehold improvements to the property at 3409 Camp Ground Road, Louisville, Kentucky.

In connection with an inventory purchase agreement, dated January 13, 2009, between ISA and Venture Metals, ISA verified the amount of and on February 11, 2009, paid for the remaining inventory of stainless steel and high temperature alloys sold by Venture Metals to ISA, thus concluding the sale of all of the applicable inventory assets to ISA.

30.

SUPPLEMENTARY INFORMATION

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2008, 2007 and 2006

______________________________________________________________________________

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Period
Description

Allowance for doubtful
accounts 2008 (deducted
from accounts receivable)	$ 100,000	$ 390,000	$ -	$ 490,000

Allowance for doubtful
accounts 2007 (deducted
from accounts receivable)	$ 100,000	$ -	$ -	$ 100,000

Allowance for doubtful
accounts 2006 (deducted
from accounts receivable)	$ 50,000	$ 50,000	$ -	$ 100,000

Accrual for legal
settlements for 2008	$ -	$ 990,000	$ -	$ 990,000

*  uncollected amounts written off, net of recoveries

31.