Form 10-Q
period 2009-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2009-05-15
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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

Check whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ____  No ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company"  in Rule 12b-2 of the Exchange Act.

   (Check one):   Large accelerated filer                               Accelerated filer
                           Non-accelerated filer                                Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No  X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2009:  3,575,292.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	March 31, 2009 (Unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	March 31, 2009 and 2008 (Unaudited)	5

	Condensed Consolidated Statement of Shareholders' Equity
	Three months ended March 31, 2009 (Unaudited)	6

	Condensed Consolidated Statements of
	Cash Flows - Three Months Ended
	March 31, 2009 and 2008 (Unaudited)	7

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	8

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	20

Part II	Other Information	31

PART I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2009 (Unaudited)	December 31, 2008

Current assets
Cash and cash equivalents	$ 866,389	$ 1,103,842
Income tax receivable	36,016	36,016
Accounts receivable - trade (after allowance for doubtful accounts of $490,000 in 2009 and 2008)	11,940,200	3,811,484
Net investment in sales-type leases	56,779	54,629
Inventories	7,130,400	4,371,348
Deferred income taxes	912,337	912,337
Other	282,810	126,902

Total current assets	21,224,931	10,416,558

Shredder system construction in progress	7,758,395	6,547,902
Net property and equipment	12,001,694	10,895,477
Total property and equipment	19,760,089	17,443,379

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	56,192	71,222
Notes receivable -- related party	158,163	167,594
Other assets	114,994	132,672
	889,354	931,493

	$ 41,874,374	$ 28,791,430

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2009 (Unaudited)	December 31, 2008
Current liabilities
Current maturities of long term debt	$ 10,013,185	$ 857,863
Current maturities of capital lease obligation	78,732	80,771
Accounts payable	2,992,515	3,701,895
Income tax payable	376,857	566,025
Liability for legal settlements	-	1,037,165
Interest rate swap agreement liability (Note 4)	815,541	792,236
Other current liabilities	895,205	391,731
Total current liabilities	15,172,035	7,427,686

Long-term liabilities
Long-term debt (Note 4)	13,230,891	8,510,014
Capital lease obligation	7,758	20,798
Deferred income taxes	482,393	491,715
	13,721,042	9,022,527

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,295,000 shares issued in 2009 and 2008, 3,575,292 shares outstanding in 2009 and 2008	21,475	21,475
Additional paid-in capital	3,742,373	3,742,373
Retained earnings	11,255,165	10,601,102
Accumulated other comprehensive loss	(489,325)	(475,342)
Treasury stock, 719,708 shares at average cost
in 2009 and 2008	(1,548,391)	(1,548,391)
	12,981,297	12,341,217
	$ 41,874,374	$ 28,791,430

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(UNAUDITED)

	2009	2008

Revenue from services	$ 2,645,568	$ 4,872,542
Revenue from product sales	21,604,355	21,210,853
Total Revenue	24,249,923	26,083,395

Cost of goods sold for services (Note 2)	2,262,928	3,982,927
Cost of goods sold for product sales (Note 2)	18,002,190	17,912,548
Total Cost of goods sold	20,265,118	21,895,475

Selling, general and administrative expenses (Note2)	2,709,661	2,303,025

Income before other income (expense)	1,275,144	1,884,895

Other income (expense)
Interest expense	(138,505)	(93,566)
Interest income	15,243	23,434
Gain (loss) on sale of assets	3,750	(5,142)
Other income (expense), net	(65,527)	1,297
	(185,039)	(73,977)

Income before income taxes	1,090,105	1,810,918

Income tax provision	436,042	724,367

Net income	$ 654,063	$ 1,086,551

Basic earnings per share	$ 0.18	$ 0.30

Diluted earnings per share	$ 0.18	$ 0.30

Weighted shares outstanding:
Basic	3,575,292	3,617,872

Diluted	3,575,292	3,617,872

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2009

(UNAUDITED)

______________________________________________________________________________________________________________________

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock

	Shares	Amount				Shares	Cost	Total

Balance as of December 31, 2008	4,295,000	$21,475	$3,742,373	$10,601,102	$ (475,342)	(719,708)	$(1,548,391)	$12,341,217

Net unrealized loss on derivative instruments, net of tax	-	-	-	-	(13,983)	-	-	(13,983)

Net income	-	-	-	654,063	-	-	-	654,063

Balance as of March 31, 2009	4,295,000	$21,475	$3,742,373	$11,255,165	$ (489,325)	(719,708)	$ (1,548,391)	$12,981,297

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2009 AND 2007

(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income	$ 654,063	$ 1,086,551
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	613,626	519,336
(Gain) loss on sale of property and equipment	(3,750)	5,142
Deferred income taxes	(23,305)	-
Change in assets and liabilities
Receivables	(8,128,716)	(2,447,574)
Net investment in sales-type leases	12,880	15,266
Inventories	6,087,742	790,951
Other assets	(138,230)	(300,228)
Accounts payable	(709,380)	37,681
Other current liabilities	(699,554)	658,471
Net cash from operating activities	(2,334,624)	365,596

Cash flows from investing activities
Proceeds from sale of property and equipment	3,750	16,639
Purchases of property and equipment	(1,719,843)	(367,555)
Payments for shredder system	(1,210,493)	(1,065,510)
Acquisition of Venture Metals	(8,846,794)	-
Payments from related party	9,431	8,928
Net cash from investing activities	(11,763,949)	(1,407,498)

Cash flows from financing activities
Purchases of common stock	-	(163,600)
Payments on capital lease obligation	(15,079)	(51,615)
Proceeds from long-term debt	14,033,750	1,000,000
Payments on long-term debt	(157,551)	(82,550)
Net cash from financing activities	13,861,120	702,235

Net decrease in cash	(237,453)	(339,667)

Cash at beginning of period	1,103,842	1,501,685

Cash at end of period	$ 866,389	$ 1,162,018

Supplemental disclosure of cash flow information
Cash paid for interest	$ 138,505	$ 93,566
Cash paid for taxes	625,210	-

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements.  The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2009 and the results of our operations and changes in our cash flow for the periods ended March 31, 2009 and 2008.  Results of operations for the period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the entire year.  Additional information, including the audited December 31, 2008 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission.

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

We use the fair value methodology outlined in SFAS 157 to value the assets and liabilities for cash and debt. All of our cash and debt are defined as Level 1.  In accordance with SFAS 157, the following table represents our fair value hierarchy for financial instruments at March 31, 2009:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$ 866,389	-	$ 866,389

Liabilities
Long term debt	-	$ (23,244,076)	$ (23,244,076)
Derivative contract	-	(815,541)	(815,541)

NOTE 2 -- INCOME STATEMENT RECLASSIFICATIONS

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements for the prior period in order to be comparable with the current classifications, including changes to segmental reporting.  These reclassifications had no effect on previously reported net income.

NOTE 3 -- ESTIMATES

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

NOTE 4 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

On February 11, 2009, we executed a promissory note, loan agreement and related security documents with BB&T in the amount of $12,000,000 for the purpose of financing our acquisition of inventory and fixed assets from Venture Metals, and real estate at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC,  an affiliate of Venture Metals.  The maturity date of this note is February 11, 2010.  Interest is payable monthly commencing March 11, 2009, and the note bears interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%.  As of March 31, 2009, the applicable interest rate was 4%.  All ISA's assets (except rental fleet equipment) secure this note.  As a result of this note and related loan documents, ISA and BB&T undertook amendments to existing security agreements related to the $10,000,000 borrowing line from BB&T, dated December 22, 2006 (see below), a BB&T Bankcard Corporation Commercial Card Application and BB&T Bankcard Corporation Commercial Card Plan Agreement, executed December 9, 2003 and December 8, 2003, and a $6,000,000 equipment loan to purchase the ISA shredder system and complementary facility improvements, dated May 7, 2008, so as to provide that the security for each of the above loans also secures the $12,000,000 loan of February 11, 2009.

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

We entered into this $12,000,000 loan partially to reimburse ourselves for the acquisition of the inventory from Venture Metals and to purchase real estate from Luca Investments, LLC, the lessor and affiliate of Venture Metals.

We maintain a $10.0 million senior revolving credit facility with the BB&T.  This revolving credit facility has a three year term expiring January 1, 2012, providing for advances of up to eighty percent (80%) of our eligible accounts receivable and up to thirty five percent (35%) of eligible inventory, and up to one hundred percent (100%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, and is secured by all our assets (except rental fleet equipment).  As of March 31, 2009, the outstanding balance on this credit facility was $2,500,000.

On May 14, 2008, we executed a loan agreement with BB&T in the amount of $3.0 million secured by our rental fleet equipment.  This note replaces the $2.0 million rental fleet loan with Fifth Third Bank.  Until October 15, 2008, indebtedness under this loan agreement accrued interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013.  Effective October 15, 2008, we converted this revolving credit facility with a variable interest rate into a fixed interest rate of 5.65% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is May 2013.  The repayment terms are principal paid in twelve (12) monthly payments of $19,673.54 plus interest commencing on November 7, 2008 and continuing through October 7, 2009, principal paid in 12 monthly payments of $20,835.07 plus interest commencing on November 7, 2009 and continuing through October 7, 2010, principal paid in 12 monthly payments of $22,065.17 plus interest commencing on November 7, 2010 and continuing through October 7, 2011, principal paid in 12 monthly payments of $23,367.89 plus interest commencing on November 7, 2011 and continuing through October 7, 2012, principal paid in six (6) monthly payments of $24,747.53 plus interest commencing on November 7, 2012 and continuing through April 7, 2013, with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013.  The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At March 31, 2009, we were in compliance with all restrictive covenants.

On May 14, 2008, we executed a loan agreement with BB&T in the amount of $6.0 million to finance the purchase of our shredder system and complementary facility improvements.  The security for this facility is the shredder and assets being purchased.  Our Board approved the acquisition and installation of the shredder system and complementary facility improvements on June 21, 2007.  The note has a term beginning May 2008 and originally expiring November 2013.  Until October 15, 2008, the facility bore interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The facility originally provided for interest only monthly payments which commenced June 7, 2008 and continued through November 7, 2008.  Effective October 15, 2008, we converted this revolving credit facility into a fixed interest rate of 5.89% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is April 2014.  The repayment terms are interest only paid in 6 monthly payments starting on November 7, 2008 and continuing through April 7, 2009, principal paid in twelve (12) monthly payments of $37,636.11 plus interest commencing on May 7, 2009 and continuing through April 7, 2010, principal paid in 12 monthly payments of $39,957.42 plus interest commencing on May 7, 2010 and continuing through April 7, 2011, principal paid in 12 monthly payments of $42,421.91 plus interest commencing on May 7, 2011 and continuing through April 7, 2012, principal paid in 12 monthly payments of $45,038.40 plus interest commencing on May 7, 2012 and continuing through April 7, 2013, principal paid in eleven (11) monthly payments of $47,816.27 plus interest commencing on May 7, 2013 and continuing through March 7, 2014, with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014.  The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.5 million being due on or before April 7, 2014, at which time we anticipate that we will refinance.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At March 31, 2009, we were in compliance with all restrictive covenants.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $6 million in debt and commenced October 15, 2008 and matures on April 7, 2014. The second swap agreement covers approximately $2.9 million in debt and commenced October 15, 2008 and matures on May 7, 2013.  The third swap agreement covers $606,027 in debt and commenced October 22, 2008 and matures on October 22, 2013.  The three swap agreements fix our interest rate at approximately 5.8%.  At March 31, 2009, we recorded the estimated fair value of the three swaps at approximately $816,000.  Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value.   We have designated this agreement as a cash flow hedge.

Long-term debt as of March 31, 2009 and December 31, 2008 consists of the following:

	2009	2008
	(unaudited)

Non-revolving line of credit with BB&T effective February 11, 2009 in the amount of $12,000,000 for the purpose of financing our acquisition of inventory and fixed assets from Venture Metals, LLC, and real estate from Luca Investments, LLC, an affiliate of Venture Metals.  The maturity date of this note is February 11, 2010.  Interest is payable monthly commencing March 11, 2009, and the note shall bear interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%.  As of February 11, 2009, the applicable interest rate was 4% since the calculated rate was 2.67%.  All our assets (except rental fleet equipment) secure this note.

	$ 9,034,865	-

Note payable to Venture Metals, LLC effective February 11, 2009 in the amount of $1,468,885 for the purchase of all of the fixed assets of Venture Metals. The maturity date is February 28, 2011 and payments are $15,000 per month. There is no interest rate stated in the agreement.	1,468,885	-

Revolving credit facility with BB&T secured by all assets except for rental fleet equipment with a variable interest rate of Libor plus 2.25% and no required monthly principal payments. The maturity date under this agreement is January 1, 2012.	2,500,000	-

Note payable to Branch Banking and Trust Company in the amount of $3.0 million secured by our rental fleet equipment with a fixed interest rate of 5.65%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013. The maturity date under this agreement is May 2013.	2,779,073	2,838,094

Note payable to Branch Banking and Trust Company in the amount of $6.0 million secured by our shredder system assets with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014. The maturity date under this agreement is April 2014.	6,000,000	5,000,000

Note payable to Branch Banking and Trust Company in the amount of $609,900 secured by a crane with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly beginning December 1, 2008 with one final payment of all remaining principal and accrued interest due at maturity in December 2013.	590,533	602,153

Note payable to Paccar Financial Corp. in the amount of $163,655 secured by two Kenworth trucks. Payments are $3,395.36 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	143,283	153,469

Note payable to Industrial Logistic Services, LLC, for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7%) interest rate. The maturity date under this agreement is August 2012.	727,437	774,161

	23,244,076	9,367,877
Less current maturities	10,013,185	857,863
	$ 13,230,891	$ 8,510,014

The annual maturities of long-term debt as of March 31, 2009 are as follows:

2009	$ 10,013,185
2010	5,068,131
2011	1,059,592
2012	983,994
Thereafter	6,119,174

Total	$ 23,244,076

NOTE 5 -- SEGMENT INFORMATION

Our operations include three primary segments:  ISA Recycling, ISA Alloys, and a combined segment Computerized Waste Systems (CWS) and Waste Equipment Sales & Service (WESSCO).  Previously, our three primary reporting segments were ISA Recycling, CWS and WESSCO.  However, CWS revenues have declined so that this segment is no longer material to our total revenues and we have combined this segment with WESSCO.  ISA Alloys, the assets of which we acquired in the first quarter of 2009, reports revenues which are 62% of our total revenues, so we have determined that the ISA Alloys segment should be reported separately.

With our acquisition of Venture Metals' inventory, ISA Alloys enters into the stainless steel and high-temperature alloys recycling business.  ISA Recycling provides products and services to meet the needs of its customers related to ferrous, non-ferrous and fiber recycling at two locations in the Midwest.  CWS provides waste disposal services including contract negotiations with service providers, centralized billing, invoice auditing, and centralized dispatching.  WESSCO sells, leases, and services waste handling and recycling equipment.

Our three reportable segments are determined by the products and services that each offers.  The recycling segment generates its revenues based on buying and selling of ferrous, non-ferrous and fiber scrap; ISA Alloys generates its revenues based on buying and selling of stainless steel and high-temperature alloys; CWS's revenues consist of charges to customers for waste disposal services and WESSCO sales and lease income comprise the primary source of revenue for this segment.  The components of the column labeled "other" are selling, general and administrative expenses that are not directly related to the three primary segments.

We evaluate segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

FOR THE THREE MONTHS ENDED MARCH 31, 2009	ISA RECYCLING	ISA ALLOYS	CWS & WESSCO	OTHER	SEGMENT TOTALS

Recycling revenues	$ 5,953,805	$ -	$ -	$ -	$ 5,953,805
Stainless revenues		15,097,830			15,097,830
Equipment sales, service
and leasing revenues		-	552,720	-	552,720
Management fees	-	-	2,645,568	-	2,645,568
Cost of goods sold	(5,790,179)	(12,013,751)	(2,461,188)	-	(20,265,118)
Selling, general and
administrative expenses	(1,105,449)	(621,064)	(376,524)	(606,624)	(2,709,661)

Segment profit (loss)	$ (941,823)	$ 2,463,015	$ 360,576	$ (606,624)	$ 1,275,144

Segment assets	$22,030,011	$ 13,102,487	$ 2,831,806	$ 3,910,070	$41,874,374

FOR THE THREE MONTHS ENDED MARCH 31, 2008	ISA RECYCLING	COMPUTERIZED WASTE SYSTEMS	WASTE EQUIPMENT SALES & SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 20,673,717	$ -	$ -	$ -	$ 20,673,717
Equipment sales, service
And leasing revenues	-	-	537,136	-	537,136
Management fees	-	4,872,542	-	-	4,872,542
Cost of goods sold	(17,710,873)	(3,982,927)	(201,675)	-	(21,895,475)
Selling, general and
administrative expenses	(1,276,521)	(296,235)	(113,037)	(617,232)	(2,303,025)

Segment profit (loss)	$ 1,686,323	$ 593,380	$ 222,424	$ (617,232)	$ 1,884,895

Segment assets	$ 21,969,931	$ 1,531,641	$ 2,058,675	$ 3,209,213	$28,769,460

NOTE 6 -- INVENTORIES

Our inventories primarily consist of ferrous and non-ferrous scrap metals and stainless steel and high-temperature alloys metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory write-down when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory.  We would record the loss in cost of goods sold in the period during which we identified the loss.

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

Some commodities are in saleable condition at acquisition.  We purchase these commodities in small amounts until we have a truckload of material available for shipment.  Some commodities are not in saleable condition at acquisition.  These commodities must be torched, sheared or baled.  We do not have work-in-process inventory that needs to be manufactured to become finished goods.  We include processing costs in inventory for all commodities.   Ferrous inventory of $2,174,749 at March 31, 2009 was comprised of $1,012,389 in raw materials and $1,162,360 of finished goods.  Non-ferrous inventory of $1,533,949 at March 31, 2009 was comprised of $352,629 in raw materials and $1,181,320 of finished goods.  Ferrous inventory of $2,162,149 at December 31, 2008 was comprised of $418,035 in raw materials and $1,744,114 of finished goods.  Non-ferrous inventory of $2,033,154 at December 31, 2008 was comprised of $362,065 in raw materials and $1,671,089 of finished goods.  We charged $893,720 in general and administrative processing costs to cost of sales for the quarter ended March 31, 2009 and $3,098,870 for the year ended December 31, 2008.

On January 13, 2009 we entered into an inventory purchase agreement with Venture Metals, LLC and its members, Steve Jones, Jeff Valentine and Carlos Corona.  Under the agreement, we paid Venture Metals $8,846,794 for inventory comprised of stainless steel and high temperature alloys, which we verified as to weight.  We determined the purchase price for the inventory based on market pricing, primarily through a web site known as metalprices.com.  We funded our purchase of the stainless steel inventory through our existing line of credit with BB&T.  The balance of the stainless steel inventory was $3,247,990 as of March 31, 2009.

Revenues from this new stainless steel and alloys segment are expected to approximate the size of revenues from our existing ferrous and nonferrous recycling division.  We already have contracts to market a substantial amount of the purchased stainless steel scrap inventory and we sold and shipped more than 90 percent of the stainless steel and high-temperature alloys inventories during the first quarter of 2009.  Our strategic expansion into the market for stainless steel and high-temperature alloys has enabled us to deliver a profitable quarter in what continues to be a very challenging market for recyclable commodities.  This acquisition positions us for strategic growth.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers.  Other inventory includes cardboard and baling wire.  Inventories as of March 31, 2009 and December 31, 2008 consist of the following:

	March 31, 2009 (unaudited)	December 31, 2008

Stainless steel alloys	$ 3,247,990	$ -
Ferrous materials	2,174,749	2,162,149
Non-ferrous materials	1,533,949	2,033,154
Waste equipment machinery	100,487	95,675
Other	73,225	80,370

Total inventories	$ 7,130,400	$ 4,371,348

NOTE 7 -- LEASES

Operating Leases:

We lease our Louisville, Kentucky facility from a related party under an operating lease expiring December 2012.  The rent was adjusted in January 2008 per the agreement to monthly payments of $48,500 through December 2012.  In addition, we are also responsible for real estate taxes, insurance, utilities and maintenance expense.

We lease a facility in Dallas, Texas for management services operations.  The agreement provided that monthly payments of $2,457 were paid through September 2006.  The lease was renewed effective October 1, 2007 for a period of two years with monthly payments of $2,750.   We also lease other machinery and equipment under operating leases which expire through August 2012.

We lease a facility in Lexington, Kentucky for $4,500 per month; the lease terminates December 31, 2012.  We have subleased this property for a term commencing March 1, 2007 and ending December 31, 2012 for $4,500 per month.   If for any reason the sublessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

Future minimum lease payments for operating leases as of March 31, 2009 are as follows:

2009	$ 668,978
2010	637,839
2011	636,000
2012	477,000

Future minimum lease payments	$ 2,419,817

Total rent expense for the three months ended March 31, 2009 and 2008 was $307,220 and $208,176, respectively.

Capital Leases:

We lease various pieces of equipment which qualify as capital leases.  These lease arrangements require monthly lease payments expiring at various dates through June 2010.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2009	2008

Equipment	$ 366,172	$ 771,567

Less accumulated depreciation	83,273	201,141

	282,899	$ 570,426

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at March 31, 2009.

2009	$ 78,732
2010	7,758

Total future minimum lease payments	86,490
Less amount representing interest	-

Present value of net minimum
lease payments	86,490
Less current portion	(78,732)

Capital Lease Obligations	$ 7,758

NOTE 8 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2009	2008
Basic earnings per share
Net income	$ 654,063	$ 1,086,551
Weighted average shares outstanding	3,575,292	3,617,872

Basic earnings per share	$ .18	$ .30

Diluted earnings per share
Net income	$ 654,063	$ 1,086,551

Weighted average shares outstanding	3,575,292	3,617,872
Add dilutive effect of assumed exercising of stock options	-	-

Diluted weighted average shares
outstanding	3,575,292	3,617,872
Diluted earnings per share	$ .18	$ .30

NOTE 9 -- PURCHASE OF INVENTORY AND FIXED ASSETS OF VENTURE METALS

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

NOTE 10 -- SUBSEQUENT EVENTS

On April 13, 2009, we exercised our option to purchase fixed assets under an installment purchase agreement with Venture Metals, LLC, whereby Venture Metals sold all of its fixed assets, located at 3409 Camp Ground Road, Louisville, Kentucky, to us by virtue of an installment purchase agreement effective February 11, 2009.  Steve Jones, Jeff Valentine and Carlos Corona are the sole members of Venture Metals and are currently our employees.  Under the notice of exercise of option to purchase fixed assets we agreed to purchase the fixed assets on April 17, 2009 for the purchase price of $1,498,885 less the aggregate amount of all rent we paid to Venture Metals under the previous agreement.  The installment payment we owed to Venture Metals was $15,000 per month commencing March 1, 2009 with a pro-rata amount paid for the period from February 11, 2009 through February 28, 2009.  A further description of the installment purchase agreement and related transactions is contained in Items 1.01 and 2.01 of Form 8-K for the event dated February 11, 2009, as filed on February 18, 2009, with the Securities and Exchange Commission by us.

At the time of the consummation of the option to purchase fixed assets, the installment purchase agreement terminated.  In connection with the exercise of the option to purchase, Venture Metals had to satisfy outstanding obligations with respect to the fixed assets owed to a number of creditors.  The fixed assets include equipment such as cranes, loaders, scales, forklifts, computers, including computer software, furniture and certain leasehold improvements to the property at 3409 Camp Ground Road, Louisville, Kentucky.

We completed the acquisition of the real property at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals, on April 2, 2009.  Under the agreement, we purchased the property and improvements thereon consisting of 5.67 acres with a 7,875 square foot building located thereon.  We paid $2,067,041 for the property, comprised of $1,267,041 in cash and 200,000 shares of ISA common stock priced at the per share NASDAQ last sale price of $4.00, as quoted on NASDAQ at 10:30 a.m. (EDT) on April 2, 2009.  We determined the purchase price for the real estate based on internal analyses as to the value of the property.  BB&T provided credit to us under our $10,000,000 line of credit with BB&T to fund the cash portion of the purchase price.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute "forward-looking statements" within the meaning of the federal securities laws.  Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections.  Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission.

General

We are primarily focusing our attention now and in the future towards our recycling business and stainless steel alloys segments.  We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries.  We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shearing, cutting and/or baling. We will also continue to focus on initiating growth in our management services business segment and our waste and recycling equipment sales, service and leasing division.

In January 2009, we expanded into the stainless steel recycling market for super alloys and high temperature metals by purchasing inventories from Venture Metals, LLC and hiring two of its key executives.  The Venture Metals asset purchase is the latest in a series of actions we have undertaken to position ourselves for strategic growth. The multi-million-dollar shredder project, when completed, will expand our processing capacity, offer specialty grades of scrap and improve end-product quality.

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

We have operating locations in Louisville, Kentucky, Seymour, Indiana, New Albany, Indiana,  Dallas, Texas and Mobile, Alabama.  We do not have operating locations outside the United States.

Liquidity and Capital Resources

As of March 31, 2009 we held cash and cash equivalents of $866,389.

We currently maintain a $10.0 million senior revolving credit facility with the BB&T.  This revolving credit facility has a three year term expiring January 1, 2012,   provides for advances of up to eighty percent (80%) of our eligible accounts receivable and up to thirty five percent (35%) of eligible inventory, and up to one hundred percent (100%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment.  The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, and is secured by all our assets (except rental fleet equipment).  The revolving credit facility contains certain restrictive and financial covenants.  At March 31, 2009, we were in compliance with all restrictive covenants and the entire amount of our credit facility less our outstanding borrowings of $2,500,000 was available for borrowings.

On February 11, 2009, we executed a promissory note, loan agreement and related security documents with BB&T in the amount of $12,000,000 for the purpose of financing our acquisition of inventory and fixed assets from Venture Metals, and real estate at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals.  The maturity date of this note is February 11, 2010.  Interest is payable monthly commencing March 11, 2009, and the note shall bear interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%.  As of February 11, 2009, the applicable interest rate was 4% since the calculated rate was 2.67%.  All our assets (except rental fleet equipment) secure this note.  As a result of this note and related loan documents, we and BB&T undertook amendments to existing security agreements related to the $10,000,000 senior revolving credit facility with BB&T, and a $6,000,000 equipment loan to purchase our shredder system and complimentary facility improvements so as to provide that the security for each of the above loans also secures the $12,000,000 loan.

On May 14, 2008, we executed a loan agreement with BB&T in the amount of $3.0 million secured by our rental fleet equipment.  This note replaces the $2.0 million rental fleet loan with Fifth Third Bank.  Until October 15, 2008, indebtedness under this loan agreement accrued interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013.  Effective October 15, 2008, we converted this revolving credit facility with a variable interest rate into a fixed interest rate of 5.65% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is May 2013.  The repayment terms are principal paid in twelve (12) monthly payments of $19,673.54 plus interest commencing on November 7, 2008 and continuing through October 7, 2009, principal paid in 12 monthly payments of $20,835.07 plus interest commencing on November 7, 2009 and continuing through October 7, 2010, principal paid in 12 monthly payments of $22,065.17 plus interest commencing on November 7, 2010 and continuing through October 7, 2011, principal paid in 12 monthly payments of $23,367.89 plus interest commencing on November 7, 2011 and continuing through October 7, 2012, principal paid in six (6) monthly payments of $24,747.53 plus interest commencing on November 7, 2012 and continuing through April 7, 2013, with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013.  The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At March 31, 2009, we were in compliance with all restrictive covenants.

On May 14, 2008, we executed a loan agreement with BB&T in the amount of $6.0 million to finance the purchase of our shredder system and complementary facility improvements.  The security for this facility is the shredder and assets being purchased.  Our Board approved the acquisition and installation of the shredder system and complementary facility improvements on June 21, 2007.  The note has a term beginning May 2008 and originally expiring November 2013.  Until October 15, 2008, the facility bore interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum.  The facility originally provided for interest only monthly payments which commenced June 7, 2008 and continued through November 7, 2008.  Effective October 15, 2008, we converted this revolving credit facility into a fixed interest rate of 5.89% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation.  The maturity date under this revised agreement is April 2014.  The repayment terms are interest only paid in 6 monthly payments starting on November 7, 2008 and continuing through April 7, 2009, principal paid in twelve (12) monthly payments of $37,636.11 plus interest commencing on May 7, 2009 and continuing through April 7, 2010, principal paid in 12 monthly payments of $39,957.42 plus interest commencing on May 7, 2010 and continuing through April 7, 2011, principal paid in 12 monthly payments of $42,421.91 plus interest commencing on May 7, 2011 and continuing through April 7, 2012, principal paid in 12 monthly payments of $45,038.40 plus interest commencing on May 7, 2012 and continuing through April 7, 2013, principal paid in eleven (11) monthly payments of $47,816.27 plus interest commencing on May 7, 2013 and continuing through March 7, 2014, with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014.  The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.5 million being due on or before April 7, 2014, at which time we anticipate that we will refinance.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At March 31, 2009, we were in compliance with all restrictive covenants.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to Industrial Logistic Services, LLC, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers.  The note payable reflects a seven percent (7%) interest payment on the outstanding balance plus principal amortization.  We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement.  We recorded a note payable of $1,010,040 with an outstanding balance at December 31, 2008, of $774,161.

During the first quarter of 2009, we purchased $1,719,843 of property and equipment.  We spent $324,845 on building improvements.  In the recycling segment we spent $1,129,838 for cranes, forklifts, a loader, a scale and other operating equipment.  In the equipment sales, leasing and service segment, we purchased $102,584 in rental equipment that we located at customer sites.  This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market.  We purchased office equipment of $116,633 and vehicles of $45,943.  Additionally, we made purchases for the shredder system of $1,210,493.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004.  We have included the balance due on the purchasing card as part of accounts payable.  The outstanding balance on the purchasing card at March 31, 2009 was $564,000 with a due date of April 26, 2009.  The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; our intention is to pay off the full balance every month so as to not incur finance charges.  To date we have not incurred any interest charges on this purchasing card.  The card requires monthly minimum payments on any balance outstanding at month end.  We receive rebates on an annual basis for all purchases made with the card.

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs in 2009.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Quarter ended March 31,
	2009	2008
Statements of Operations Data:
Total Revenue ....................................................................................	100.0%	100.0%
Cost of goods sold...............................................................	83.6%	84.0%
Selling, general and administrative expenses.........................	11.2%	8.8%
Income before other expenses.............................................................	5.2%	7.2%

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Total revenue decreased $1,833,472 or 7.0% to $24,249,923 in 2009 compared to $26,083,395 in 2008.  ISA Alloys increased from zero in 2008 to $15,097,830 in 2009 since it is a newly acquired business.  Recycling revenue decreased $14,719,912 or 71.2% to $5,953,805 in 2009 compared to $20,673,717 in 2008.  This is primarily due to a decrease of 41% in pricing and 42% in the volume of ferrous shipments, and a decrease of 52% in pricing and 45% in the volume of nonferrous shipments.  Management services revenue decreased $2,226,974 or 45.7% to $2,645,568 in 2009 compared to $4,872,542 in 2008.  This is primarily due to a decrease in the number of customer locations managed, including the loss of customers Circuit City and Mervyn's.  Equipment, service and leasing revenue increased $15,584 or 2.9% to $552,720 in 2009 compared to $537,136 in 2008.  This increase is due to an increase in rental revenue.

Total cost of goods sold decreased $1,630,357 or 7.4% to $20,265,118 in 2009 compared to $21,895,475 in 2008.  Recycling cost of goods sold decreased $11,920,694 or 67.3% to $5,790,179 in 2009 compared to $17,710,873 in 2008.  This is due to a decrease of 36.5% in the volume and a decrease of 43% in the pricing of purchases.  Management services cost of goods sold decreased $1,719,998 or 43.2% to $2,262,929 in 2009 compared to $3,982,927 in 2008 primarily due to a decrease in the number of customer locations managed, including the loss of customers Circuit City and Mervyn's.  Equipment, service and leasing cost of goods sold decreased $3,416 or 1.7% to $198,259 in 2009 compared to $201,675 in 2008.  We have reclassified certain expenses in our income statement to more accurately reflect segment performance and we have restated cost of goods sold and selling, general and administrative expenses for the quarter ended March 31, 2008 to be consistent with current presentation.  These reclassifications had no effect on previously reported net income.

Selling, general and administrative expenses increased $406,636 or 17.7% to $2,709,661 in 2009 compared to $2,303,025 in 2008.  As a percentage of revenue, selling, general and administrative expenses were 11.2% in 2009 compared to 8.8% in 2008.  The percentage of revenue increase is due primarily to the legal, accounting and diligence costs associated with the acquisition of ISA Alloys and a new manager hired for WESSCO.

Other expense increased $111,062 to $185,039 in 2009 compared to $73,977 in 2008.  This was primarily due to an additional $65,597 paid in the All-American legal settlement and an increase in interest expense of $44,939 because of our higher debt balances.

The income tax provision decreased $288,325 to $436,042 in 2009 compared to $724,367 in 2008.  As a percentage of income before income taxes, the income tax provision was 40% in 2009  compared to 40% in 2008.

Financial condition at March 31, 2009 compared to December 31, 2008

Cash and cash equivalents decreased $237,453 to $866,389 as of March 31, 2009 compared to $1,103,842 as of December 31, 2008.

We used net cash from operating activities of $2,334,624 for the quarter ended March 31, 2009.  This was primarily due to $8,128,716 in accounts receivable offset by inventories of $6,087,742 in the first quarter of 2009.  Our acquisition of the inventory of Venture metals is reflected below in net cash from investing activities.

We used net cash from investing activities of $11,763,949 for the quarter ending March 31, 2009.  We made purchases for the shredder system of $1,210,492, we purchased property and equipment of $1,719,843 and we acquired $8,846,794 in inventory from Venture Metals.

Our net cash from financing activities of $13,861,120 for the quarter ended March 31, 2009 is primarily due to new long term debt as described in Note 3 of our financial statements and advances of existing long term debt of $14,033,750, offset by payments on debt of $198,296.

Accounts receivable trade increased $8,128,716 or 213% to $11,940,200 as of March 31, 2009 compared to $3,811,484 as of December 31, 2008.  This change is primarily due to our acquisition of ISA Alloys; as of March 31, 2009, ISA Alloys accounts receivable balance was approximately $8.3 million.

Inventories consist principally of stainless steel alloys, ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We value inventory at the lower of cost or market.  Inventory increased $2,759,052 or 63.1% to $7,130,400 as of March 31, 2009 compared to $4,371,348 as of December 31, 2008.  The increase is primarily due to our acquisition of ISA Alloys, whose inventory balance was approximately $3.2 million as of March 31, 2009.

Inventory aging for the quarter ended March 31, 2009 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Waste equipment machinery	$ 100,487	$ -	$ -	$ -	$ 100,487
Stainless steel alloys	3,247,990				3,247,990
Ferrous materials	1,352,062	358,826	163,852	300,009	2,174,749
Non-ferrous materials	818,242	99,920	65,906	549,881	1,533,949
Other	73,225	-	-	-	73,225

	$ 5,592,006	$ 458,746	$ 229,758	$ 849,890	$7,130,400

Inventory aging for the year ended December 31, 2008 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Waste equipment machinery	$ 95,675	$ -	$ -	$ -	$ 95,675
Ferrous Materials	1,364,091	376,684	326,874	94,500	2,162,149
Non-ferrous materials	990,843	217,591	294,992	529,728	2,033,154
Other	80,370	-	-	-	80,370

	$2,530,979	$ 594,275	$ 621,866	$624,228	$4,371,348

Accounts payable trade decreased $709,380 or 19% to $2,992,515 as of March 31, 2009 compared to $3,701,895 as of December 31, 2008, primarily due to market conditions.

Working capital increased $3,064,024 to $6,052,896 as of March 31, 2009 compared to $2,988,872 as of December 31, 2008.  The increase was primarily driven by the $8.1 million increase in accounts receivable, the $2.8 million increase in inventory and the $0.7 million decrease in accounts payable, offset by the $9.1 million increase in current maturities of long term debt.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2009.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$23,244,076	$10,013,185	$6,127,723	$7,103,168	$0
Capital Lease Obligations (1)	86,490	78,732	7,758	0	0
Operating Lease Obligations (2)	2,419,817	668,978	1,273,839	477,000	0
Total	$25,750,383	$10,760,895	$7,409,320	$ 7,580,168	$0

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

Long-term debt increased $13,876,199 to $23,244,076 as of March 31, 2009 compared to $9,367,877 as of December 31, 2008.

Impact of Recently Issued Accounting Standards

FAS 141R, Business Combinations, was issued in December 2007 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is January 1, 2009.  The objective of FAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement requires us as an acquirer of the assets of Venture Metals to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the Venture Metals at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  Refer to Notes 9 and 10 of our financial statements for more detailed information about our acquisition of Venture Metals.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161").  SFAS 161 amends and expands the disclosure requirements in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities".  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning January 1, 2009 for us.

In April 2009, the FASB issued FSP No. FAS 157-4 ("FSP FAS 157-4"), "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly" and FSP No. FAS 115-2 and FAS 124-2 ("FSP FAS 115-2"), "Recognition and Presentation of Other-Than-Temporary Impairments".  These two FSPs were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.  Additionally, the FASB issued FSP No. FAS 107-1 and APB 28-1 ("FSP FAS 107-1"), "Interim Disclosures about Fair Value of Financial Instruments," to require disclosures of fair value of certain financial instruments in interim financial statements.  We do not anticipate the adoption of these FSPs will materially impact us.  These FSPs are effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009, the quarter ending June 30, 2009 for us.

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

We are exposed to interest rate risk on our floating rate borrowings. We maintain a $10.0 million senior revolving credit facility with the BB&T which had $2,500,000 in outstanding borrowings as of March 31, 2009.  This revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum which was 4.0% as of March 31, 2009.   On February 11, 2009, we executed a promissory note with BB&T in the amount of $12,000,000 for the purpose of financing our acquisition of inventory and fixed assets from Venture Metals, and real estate at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals.  This note bears interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%.  As of March 31, 2009, the applicable interest rate was 4%. Based on our average anticipated borrowings under our credit agreements in fiscal 2009, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, with a corresponding change in cash flows.

Last year, we entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $6 million in debt and commenced October 15, 2008 and matures on April 7, 2014. The second swap agreement covers approximately $2.9 million in debt and commenced October 15, 2008 and matures on May 7, 2013.  The third swap agreement covers $606,027 in debt and commenced October 22, 2008 and matures on October 22, 2013.  The three swap agreements fix our interest rate at approximately 5.8%.  At March 31, 2009, we recorded the estimated fair value of the three swaps at approximately $816,000.  We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts.

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

ITEM 4(T):  CONTROLS AND PROCEDURES

(a)        Disclosure controls and procedures.

ISA's management, including ISA's principal executive officer and principal financial officer, have evaluated the effectiveness of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934.  Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2009, ISA's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission  (1) is recorded, processed, summarized and reported within the time periods specific in the SEC's rules and forms, and (2) is accumulated and communicated to ISA's management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the quarter ended March 31, 2009, and concluded that such internal control over financial reporting was effective as of March 31, 2009.

This Report on Form 10-Q does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that require only management's report in this Report on Form 10-Q.

(c)     Changes to internal control over financial reporting

With the exception noted below, there were no changes in ISA's internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to affect ISA's internal control over financial reporting.

During the three months ended March 31, 2009, ISA acquired the assets of Venture Metals, LLC, in order to form a new ISA business segment called ISA Alloys, a stainless steel and alloys business.  ISA has not yet conducted an assessment of ISA Alloy's internal controls over financial reporting for the period between the consummation date and March 31, 2009, the date of our management's assessment.  As such, we have excluded the ISA Alloys from our management's report on internal control over financial reporting.  During the first quarter of 2009, ISA Alloys represented 62% of our total consolidated revenues.

PART II -- OTHER INFORMATION

Item 1.    Legal Proceedings

In May 2006, All American Recycling, known as AAR, and its owners, R.D. Burton and Donna Burton filed a lawsuit in Jefferson County, Kentucky Circuit Court against us and K&R Resources LLC (All American Recycling, Inc. and R.D. Burton and Donna Burton v. Industrial Services of America, Inc., et. al., Jefferson Circuit Court, Case No. 06-C-04701), as further described in the Form 10-Q for the period ended September 30, 2008.  Both parties entered into a settlement agreement as described in the Form 8-K dated February 18, 2009.

By March 31, 2009 AAR had vacated the premises at Grade Lane, Louisville, Kentucky that it had subleased from us pursuant to the settlement agreement we entered into with AAR on February 2, 2009.

In connection with our expressed intention set forth in the February 18, 2009, Form 8‑K, we have renovated the Camp Ground Road facility and it is now a full-service yard providing ferrous, non-ferrous and stainless material for the Grade Lane operations.  After AAR vacated the Grade Lane premises, we began construction on the facilities necessary for us to relocate the stainless steel inventory operations of Venture Metals from the Camp Ground Road location.

On January 4, 2007, Lennox Industries, Inc., a commercial heating and air-conditioning manufacturer, filed suit against us in the Arkansas County, Arkansas Circuit Court in the case styled Lennox Industries, Inc. v. Industrial Services of America, Inc., Case No. CV-2007-004.  Because of settlement negotiations, Lennox did not serve us until May 23, 2007.  Lennox alleges that we breached a 2001 contract with Lennox where we agreed to act as agent for Lennox, by our failure to properly evaluate, categorize, classify and value the production scrap and waste of Lennox, thereby brokering such products at prices below market value.  Lennox also alleges negligence and breach of fiduciary duty related to the same alleged failure.  Lennox is taking the position that ISA had a duty to obtain a price that was consistent with the materials being sold on their behalf and that it failed to show a proper duty of care in its dealings with Lennox.   On July 9, 2008, Lennox amended its Complaint to add a cause of action based on fraud and misrepresentation (civil fraud).  The Lennox complaint does not state any specific monetary damages.  We have filed an answer denying all claims.  The litigation is in its discovery phase with a trial date currently set for August  2009.   We currently believe that the claims have no merit.

We have other litigation from time to time, including employee or former employee claims, none of which we believe to be material.

Item 1A. Risk Factors

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, our Board of Directors authorized a program to repurchase up to 200,000 shares of our common stock at current market prices.  In 2008 we repurchased 55,607 shares, in 2007 we repurchased 40,000 shares, in 2006 we repurchased 5,509 shares and in 2005 we repurchased 10,000 shares.  We repurchased 673,400 shares of our common stock in a prior stock repurchase program that began in August 2000.

Issuer Purchases of Equity Securities

Period	Total Number	Average Price	Total Number of Shares	Maximum Number of
	of Shares	Paid per Share	Purchased as part of	Shares that may yet be
	Purchased		Publicly Announced	Purchased Under the
			Plans or Programs	Plans or Programs

Oct-05	-

Nov-05	10,000	$ 2.9762	10,000	190,000

Dec-05	-

Jan-06	5,509	$ 2.9658	15,509	184,491

Aug-07	20,000	$ 9.9229	35,509	164,491

Dec-07	20,000	$ 7.7257	55,509	144,491

Mar-08	19,753	$ 8.2823	75,262	124,738

May-08	9,854	$ 11.4170	85,116	114,884

Sept-08	26,000	$ 9.790	111,116	88,884

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits

See exhibit index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: May 15, 2009	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: May 15, 2009	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended March 31, 2009.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended March 31, 2009.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended March 31, 2009