Form 10-Q
period 2009-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2009-08-14
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

   (Check one):   Large accelerated filer                               Accelerated filer
                           Non-accelerated filer                                Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No _X__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2009:  3,786,292.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	June 30, 2009 (Unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	June 30, 2009 and 2008 (Unaudited)	5

	Condensed Consolidated Statements of
	Operations - Six Months Ended
	June 30, 2009 and 2008 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders' Equity
	June 30, 2009 (Unaudited) and December 31, 2008	7

	Condensed Consolidated Statements of
	Cash Flows - Six Months Ended
	June 30, 2009 and 2008 (Unaudited)	8

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	20

Part II	Other Information	31

PART I -- FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2009 (Unaudited)	December 31, 2008

Current assets
Cash and cash equivalents	$ 644,097	$ 1,103,842
Income tax receivable	36,016	36,016
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2009 and $490,000 in 2008)	21,623,727	3,811,484
Net investment in sales-type leases	59,022	54,629
Inventories	10,693,812	4,371,348
Deferred income taxes	912,337	912,337
Other	304,635	126,902

Total current assets	34,273,646	10,416,558

Shredder system construction in progress	9,948,874	6,547,902
Net property and equipment	13,754,207	10,895,477
Total property and equipment	23,703,081	17,443,379

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	40,565	71,222
Notes receivable -- related party	148,601	167,594
Other assets	121,476	132,672
	870,647	931,493

	$ 58,847,374	$ 28,791,430

____________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2009 (Unaudited)	December 31, 2008
Current liabilities
Current maturities of long term debt (Note 4)	$ 12,510,331	$ 857,863
Current maturities of capital lease obligation	60,844	80,771
Accounts payable	9,720,395	3,701,895
Income tax payable	1,012,166	566,205
Note payable to BB&T (Note 4)	5,000,000	-
Liability for legal settlements	-	1,037,165
Interest rate swap agreement liability (Note 4)	579,811	792,236
Accrued bonuses	880,800	54,500
Other current liabilities	569,257	337,231
Total current liabilities	30,333,604	7,427,686

Long-term liabilities
Long-term debt (Note 4)	13,032,159	8,510,014
Capital lease obligation	-	20,798
Deferred income taxes	576,685	491,715
	13,608,844	9,022,527

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,295,000 shares issued in 2009 and 2008, 3,786,292 shares and 3,575,292 shares outstanding in 2009 and 2008, respectively	21,475	21,475
Additional paid-in capital	4,149,775	3,742,373
Retained earnings	12,177,375	10,601,102
Accumulated other comprehensive loss	(347,886)	(475,342)
Treasury stock, 508,708 and 719,708 shares at average cost
in 2009 and 2008, respectively	(1,095,813)	(1,548,391)
	14,904,926	12,341,217
	$ 58,847,374	$ 28,791,430

____________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008

Revenue from services	$ 1,522,134	$ 4,011,256
Revenue from product sales	37,602,180	30,499,829
Total Revenue	39,124,314	34,511,085

Cost of goods sold for services	1,153,059	4,284,501
Cost of goods sold for product sales	33,820,184	24,536,188
Total Cost of goods sold	34,973,243	28,820,689

Selling, general and administrative expense	2,439,883	2,876,234

Income before other income (expense)	1,711,188	2,814,162

Other income (expense)
Interest expense	(213,161)	(135,003)
Interest income	6,917	20,563
Gain on sale of assets	7,222	21,623
Other income	24,851	127,369
	(174,171)	34,552

Income before income taxes	1,537,017	2,848,714

Income tax provision	614,807	1,186,082

Net income	$ 922,210	$ 1,662,632

Basic earnings per share	$ 0.26	$ 0.46

Diluted earnings per share	$ 0.26	$ 0.46

Weighted shares outstanding:
Basic	3,651,896	3,596,368

Diluted	3,651,896	3,596,368

____________________

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008

Revenue from services	$ 4,167,702	$ 8,883,798
Revenue from product sales	59,206,535	51,710,682
Total Revenue	63,374,237	60,594,480

Cost of goods sold for services	3,415,987	8,267,428
Cost of goods sold for product sales	51,822,374	42,448,736
Total Cost of goods sold	55,238,361	50,716,164

Selling, general and administrative expense	5,149,544	5,179,259

Income before other income (expense)	2,986,332	4,699,057

Other income (expense)
Interest expense	(351,666)	(228,569)
Interest income	22,160	43,997
Gain on sale of assets	10,972	16,481
Other income (expense)	(40,676)	128,666
	(359,210)	(39,425)

Income before income taxes	2,627,122	4,659,632

Income tax provision	1,050,849	1,910,449

Net income	$ 1,576,273	$ 2,749,183

Basic earnings per share	$ 0.44	$ 0.76

Diluted earnings per share	$ 0.44	$ 0.76

Weighted shares outstanding:
Basic	3,613,806	3,607,120

Diluted	3,613,806	3,607,120

____________________

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2009

(UNAUDITED)

					Accumulated
	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Cost	Total

Balance as of December 31, 2008	4,295,000	$21,475	$3,742,373	$10,601,102	$ (475,342)	(719,708)	$ (1,548,391)	$12,341,217

Net unrealized loss on derivative instruments, net of tax	-	-	-	-	127,456	-	-	127,456
Stock bonuses	-	-	37,402	-	-	11,000	22,578	59,980
Purchase of real estate	-	-	370,000	-	-	200,000	430,000	800,000
Net income	-	-	-	1,576,273	-	-	-	1,576,273

Balance as of June 30, 2009	4,295,000	$21,475	$4,149,775	$12,177,375	$ (347,886)	(508,708)	$ (1,095,813)	$14,904,926

____________________

See accompanying notes to consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income	$ 1,576,273	$ 2,749,183
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,229,425	1,041,000
Stock distribution to employees	59,980	-
Deferred income taxes	212,426	-
Reduction in provision for doubtful accounts	(390,000)	-
Gain on sale of property and equipment	(10,972)	(16,481)
Change in assets and liabilities
Receivables	(17,422,243)	(6,231,150)
Net investment in sales-type leases	26,264	31,932
Inventories	2,786,595	(346,707)
Other assets	(166,537)	210,141
Accounts payable	6,018,500	593,275
Other current liabilities	254,877	2,270,582
Net cash from operating activities	(5,825,412)	301,775

Cash flows from investing activities
Proceeds from sale of property and equipment	43,750	55,189
Purchases of property and equipment	(1,822,048)	(1,047,772)
Payments for shredder system	(3,400,972)	(1,970,328)
Acquisition from Venture Metals	(10,607,944)	-
Payments from related party	18,993	17,979
Net cash from investing activities	(15,768,221)	(2,944,932)

Cash flows from financing activities
Purchases of common stock	-	(276,103)
Proceeds from note payable to BB&T	5,000,000	-
Payments on capital lease obligation	(40,725)	(92,949)
Proceeds from long-term debt	18,042,330	6,513,703
Payments on long-term debt	(1,867,717)	(3,881,202)
Net cash from financing activities	21,133,888	2,263,449

Net decrease in cash	(459,745)	(379,708)

Cash at beginning of period	1,103,842	1,501,685

Cash at end of period	$ 644,097	$ 1,121,977

Supplemental disclosure of cash flow information
Cash paid for interest	$ 351,666	$ 228,569
Cash paid for taxes	652,310	166,159

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to acquire real estate	800,000	-
Accrued dividends payable	-	359,129

____________________

See accompanying notes to consolidated financial statements.

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements.  The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2009 and the results of our operations and changes in our cash flow for the periods ended June 30, 2009 and 2008.  Results of operations for the period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.  Additional information, including the audited December 31, 2008 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission.

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

In accordance with SFAS No. 157, Fair Value Measurements, which we adopted effective January 1, 2008, we categorize our financial assets and liabilities into the following fair value hierarchy:

Level 1 -- Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities.

Level 2 -- Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Examples of level 2 financial instruments include commercial paper purchased from the State Street-administered asset-backed commercial paper conduits, various types of interest-rate and foreign exchange derivative instruments, and various types of fixed-income investment securities. Pricing models are utilized to estimate fair value for certain financial assets and liabilities categorized in level 2.

Level 3 -- Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management's judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. Examples of level 3 financial instruments include certain corporate debt, asset- and mortgage-backed securities and certain derivative instruments with little or no market activity and a resulting lack of price transparency.

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

We use the fair value methodology outlined in SFAS 157 to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2.  In accordance with SFAS 157, the following table represents our fair value hierarchy for financial instruments at June 30, 2009:

Asset/Liability	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$ 644,097	-	-	$ 644,097

Long term debt	-	$ (30,542,490)	-	(30,542,490)

Derivative Contract	-	(579,811)	-	(579,811)

NOTE 2 -- INCOME STATEMENT RECLASSIFICATIONS

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements for the prior period in order to be comparable with the current classifications.   These reclassifications had no effect on previously reported net income. We have reclassified certain expenses in our income statement to more accurately reflect segment performance and we have reclassified cost of goods sold and selling, general and administrative expenses for the quarter ended June 30, 2008 to be consistent with current presentation.  These reclassifications had no effect on previously reported net income.

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

NOTE 4 -- LONG TERM DEBT AND NOTES PAYABLE TO BANK

On June 30, 2009, we executed a promissory note, loan agreement and related security documents with Branch Banking and Trust Company in the amount of $5,000,000 to support our ongoing growth and as a first step in our planned and forthcoming restructuring of our banking facilities.  Over the past seven years, we have been acquiring real estate and have made substantial investments in our real property infrastructure using operating cash.  We have acquired a valuable portfolio of real estate and this is a first step in maximizing its value to us.

Together with the loan agreement we executed a promissory note, maturing September 28, 2009 at which time the principal plus accrued interest thereon is to be paid in full.  The note payable is a non-revolving credit facility and provides that we may borrow from time to time through the maturity date.  The loan bears interest at the one month LIBOR plus 3.25% per annum, which shall be adjusted monthly on the first day of each month for each LIBOR interest period.  The minimum rate of interest is 4.5%, which was the interest rate as of June 30, 2009.  Accrued interest is payable monthly commencing July 30, 2009 with the balance due at maturity on September 28, 2009.  We have secured the note payable with mortgages, related assignments of leases and rents and environmental certificates against our properties or those of our affiliates, ISA Real Estate, LLC, ISA Indiana Real Estate, LLC and 7021 Grade Lane, LLC.    In addition we have cross-collateralized this note with our other indebtedness owed to BB&T.  As a result of this short term financing BB&T has reduced our available amount under the BB&T Bankcard from $2.5 million to an amount not to exceed $500,000 so long as this note is outstanding.  In addition to the cross-collateralization of these other financings with this note, these loans are all cross-defaulted.  The terms of the note payable agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At June 30, 2009, we were in compliance with all restrictive covenants related to our indebtedness owed to BB&T.  As of June 30, 2009, the outstanding balance on this note payable was $5,000,000.

Last year, we entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $6 million in debt and commenced October 15, 2008 and matures on April 7, 2014. The second swap agreement covers approximately $2.9 million in debt and commenced October 15, 2008 and matures on May 7, 2013.  The third swap agreement covers $606,027 in debt and commenced October 22, 2008 and matures on October 22, 2013.  The three swap agreements fix our interest rate at approximately 5.8%.  At June 30, 2009, we recorded the estimated fair value of the three swaps at approximately $580,000.  We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts.

Excluding the $5,000,000 short term credit facility, our long term debt as of June 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
	(unaudited)
Non-revolving line of credit with BB&T effective February 11, 2009 in the amount of $12,000,000 with a maturity date of February 11, 2010. Interest is payable monthly starting March 11, 2009, and the note bears interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%. As of June 30, 2009, the applicable interest rate was 4%. All our assets (except rental fleet equipment) secure this note.	$ 11,517,440	-

Revolving credit facility of $10 million with BB&T secured by all assets except for rental fleet equipment with a variable interest rate of Libor plus 2.25% and no required monthly principal payments. As of June 30, 2009, the applicable interest rate was 4%. The maturity date under this agreement is January 1, 2012.	4,026,005	-

Note payable to BB&T in the amount of $3 million secured by our rental fleet equipment with a fixed interest rate of 5.65%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013.	2,720,052	2,838,094

Note payable to BB&T in the amount of $6.0 million secured by our shredder system assets with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014.	5,887,092	5,000,000

Note payable to BB&T in the amount of $609,900 secured by a crane with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly beginning December 1, 2008 with one final payment of all remaining principal and accrued interest due at maturity in December 2013.	578,913	602,153

Note payable to Paccar Financial Corp. in the amount of $163,655 secured by two Kenworth trucks. Payments are $3,395.36 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	133,097	153,469

Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7%) interest rate. The maturity date under this agreement is August 2012.	679,891	774,161

	25,542,490	9,367,877
Less current maturities	12,510,331	857,863
	$ 13,032,159	$ 8,510,014

The annual maturities of long-term debt as of June 30, 2009 are as follows:

2009	$12,510,331
2010	1,052,948
2011	5,153,685
2012	2,581,747
Thereafter	4,243,779

Total	$25,542,490

NOTE 5 -- SEGMENT INFORMATION

Our operations include two primary segments:  Recycling and Waste Services.  In prior years, our three primary reporting segments were ISA Recycling, CWS and WESSCO.  In the first quarter of 2009, we decided to consolidate CWS and WESSCO into one reporting segment because CWS revenues have declined so that this segment is no longer material to our total revenues.  We have named this combined segment Waste Services because it more accurately reflects that business.  Waste Services provides waste disposal services including contract negotiations with service providers, centralized billing, invoice auditing, and centralized dispatching.  Waste Services also sells, leases, and services waste handling and recycling equipment.

In the first quarter of 2009, we initially decided to report our stainless steel alloys business as a separate segment.  However, as we gained more experience with the business and upon further management review, we have determined that stainless steel alloys should be reported as part of the Recycling segment.  As our alloys business developed, we realized that it was more like recycling than a separate division.  Furthermore, during the second quarter of 2009, we found that stainless steel alloys shared resources with Recycling, including employees, equipment, and corporate functions.  We also found that the chief decision maker of the Recycling segment makes the decisions on allocation of funds to the different division levels within recycling, including stainless steel alloys.

The Recycling segment generates its revenues based on buying and selling of ferrous, non-ferrous, including stainless steel, and fiber scrap. Waste Services' revenues consist of charges to customers for waste disposal services and equipment sales and lease income.  The components of the column labeled "other" are selling, general and administrative expenses that are not directly related to the three primary segments.

We evaluate segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

FOR THE SIX MONTHS ENDED JUNE 30, 2009	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 58,151,892	$ -	$ -	$ 58,151,892
Equipment sales, service
and leasing revenues	-	1,054,643	-	1,054,643
Management fees	-	4,167,702	-	4,167.702
Cost of goods sold	(51,431,327)	(3,807,034)	-	(55,238,361)
Selling, general and
administrative expenses	(2,911,051)	(703,558)	(1,534,935)	(5,149,544)

Segment profit (loss)	$ 3,809,514	$ 711,753	$(1,534,935)	$ 2,986,332

Segment assets	$ 52,358,983	$ 3,099,151	$ 3,389,240	$ 58,847,374

FOR THE SIX MONTHS ENDED JUNE 30, 2008	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 50,544,066	$ -	$ -	$ 50,544,066
Equipment sales, service
and leasing revenues	-	1,166,616	-	1,166,616
Management fees	-	8,883,798	-	8,883,798
Cost of goods sold	(42,023,935)	(8,692,229)	-	(50,716,164)
Selling, general and
administrative expenses	(2,669,706)	(729,043)	(1,780,510)	(5,179,259)

Segment profit (loss)	$ 5,850,425	$ 629,142	$(1,780,510)	$ 4,699,057

Segment assets	$ 26,735,859	$ 4,161,422	$ 3,263,729	$ 34,161,010

FOR THE THREE MONTHS ENDED JUNE 30, 2009	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 37,100,257	$ -	$ -	$ 37,100,257
Equipment sales, service
and leasing revenues	-	501,923	-	501,923
Management fees	-	1,522,134	-	1,522,134
Cost of goods sold	(33,627,397)	(1,345,846)	-	(34,973,243)
Selling, general and
administrative expenses	(1,184,538)	(327,034)	(928,311)	(2,439,883)

Segment profit (loss)	$ 2,288,322	$ 351,177	$ (928,311)	$ 1,711,188

FOR THE THREE MONTHS ENDED JUNE 30, 2008	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 29,870,349	$ -	$ -	$ 29,870,349
Equipment sales, service
and leasing revenues	-	629,480	-	629,480
Management fees	-	4,011,256	-	4,011,256
Cost of goods sold	(24,313,062)	(4,507,627)	-	(28,820,689)
Selling, general and
administrative expenses	(1,393,185)	(319,771)	(1,163,278)	(2,876,234)

Segment profit (loss)	$ 4,164,102	$ (186,662)	$(1,163,278)	$ 2,814,162

NOTE 6 -- INVENTORIES

Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, scrap metals and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We would recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory.  We would record the loss in cost of goods sold in the period during which we identified the loss.

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

Ferrous inventory of $1,792,626 at June 30, 2009 was comprised of $1,134,521 in raw materials and $658,105 of finished goods.  Non-ferrous inventory of $1,681,542 at June 30, 2009 was comprised of $515,999 in raw materials and $1,165,543 of finished goods.  Stainless steel inventory at June 30, 2009 was $7,046,670.  Ferrous inventory of $2,162,149 at December 31, 2008 was comprised of $418,035 in raw materials and $1,744,114 of finished goods.  Non-ferrous inventory of $2,033,154 at December 31, 2008 was comprised of $362,065 in raw materials and $1,671,089 of finished goods.  We charged $1,861,393 in general and administrative processing costs to cost of sales for the six months ended June 30, 2009 and $3,098,870 for the year ended December 31, 2008.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers.  Other inventory includes cardboard and baling wire.  Inventories as of June 30, 2009 and December 31, 2008 consist of the following:

	June 30, 2009 (unaudited)	December 31, 2008

Stainless steel alloys	$ 7,046,670	$ -
Ferrous materials	1,792,626	2,162,149
Non-ferrous materials	1,681,542	2,033,154
Waste equipment machinery	100,487	95,675
Other	72,487	80,370

Total inventories	$ 10,693,812	$ 4,371,348

NOTE 7 - LEASE COMMITMENTS

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

We also lease other machinery and equipment under operating leases which expire through June 2010.

Future minimum lease payments for operating leases as of June 30, 2009 are as follows:

2009	$ 655,171
2010	636,000
2011	636,000
2012	318,000
2013	-

Future minimum lease payments	$ 2,245,171

Total rent expense for the six months ended June 30, 2009 and 2008 was $567,625 and $448,989, respectively.

Capital Leases:

We lease various pieces of equipment which qualify as capital leases.  These lease arrangements require monthly lease payments expiring at various dates through June 2010.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2009	2008

Equipment	$ 366,172	$ 771,567

Less accumulated depreciation	93,776	221,779

	$ 272,396	$ 549,788

The present value of future net minimum capital lease payments at June 30, 2009 is $60,844, all current.

NOTE 8 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Six months ended June 30, 2009 compared to six months ended June 30, 2008:

	2009	2008
Basic earnings per share
Net income	$ 1,576,273	$ 2,749,183
Weighted average shares outstanding	3,613,806	3,607,120

Basic earnings per share	$ .44	$ .76

Diluted earnings per share
Net income	$ 1,576,273	$ 2,749,183

Weighted average shares outstanding	3,613,806	3,607,120
Add dilutive effect of assumed exercising of stock options	-	-
Diluted weighted average shares
outstanding	3,613,806	3,607,120
Diluted earnings per share	$ .44	$ .76

Three months ended June 30, 2009 compared to three months ended June 30, 2008:

	2009	2008
Basic earnings per share
Net income	$ 922,210	$ 1,662,632
Weighted average shares outstanding	3,651,896	3,596,368

Basic earnings per share	$ .26	$ .46

Diluted earnings per share
Net income	$ 922,210	$ 1,662,632

Weighted average shares outstanding	3,596,368	3,596,368
Add dilutive effect of assumed exercising of stock options	-	-
Diluted weighted average shares
outstanding	3,651,896	3,596,368
Diluted earnings per share	$ .26	$ .46

NOTE 9 -- PURCHASE OF INVENTORY AND FIXED ASSETS  OF VENTURE METALS

On January 13, 2009 we entered into an inventory purchase agreement with Venture Metals, LLC and its members, Steve Jones, Jeff Valentine and Carlos Corona, under which we agreed to pay to Venture Metals $8,846,794 for inventory comprised of stainless steel and high temperature alloys, which we verified as to weight. We funded the purchase of the inventory through our line of credit with BB&T.  We subsequently paid an additional $262,265 for inventory after the final verification of weight.

Under the agreement, we had the right to retain the use of the property located at 3409 Camp Ground Road, Louisville, Kentucky, the site of the Venture Metals business that Venture Metals leases from Luca Investments, LLC, an affiliate of Venture Metals, owned 50% each by Messrs. Jones and Valentine.  We had the right to use the facilities located on those premises for a period not to exceed two years from the date of the agreement for a monthly rental of $15,000.   Messrs. Jones, Valentine and Corona are our employees.

On April 13, 2009, we exercised our option to purchase fixed assets under an installment purchase agreement with Venture Metals, LLC, whereby Venture Metals sold all of its fixed assets, located at 3409 Camp Ground Road, Louisville, Kentucky, to us by virtue of an installment purchase agreement effective February 11, 2009.  Steve Jones, Jeff Valentine and Carlos Corona are the sole members of Venture Metals and are currently our employees with Steve Jones now serving as one of our officers.  Under the notice of exercise of option to purchase fixed assets we agreed to purchase the fixed assets on April 17, 2009 for the purchase price of $1,498,885 less the aggregate amount of all rent we paid to Venture Metals under the previous agreement.  The installment payment we owed to Venture Metals was $15,000 per month commencing March 1, 2009 with a pro-rata amount paid for the period from February 11, 2009 through February 28, 2009.  A further description of the installment purchase agreement and related transactions is contained in Items 1.01 and 2.01 of Form 8-K for the event dated February 11, 2009, as filed on February 18, 2009, with the Securities and Exchange Commission by us.

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

We completed the acquisition of the real property at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals, on April 2, 2009.  Under the agreement, we purchased the property and improvements thereon consisting of 5.67 acres with a 7,875 square foot building located thereon.  We paid $2,067,041 for the property, comprised of $1,267,041 in cash and 200,000 shares of ISA common stock priced at the per share NASDAQ last sale price of $4.00, as quoted on NASDAQ at 10:30 a.m. (EDT) on April 2, 2009.  We determined the purchase price for the real estate based on internal analyses as to the value of the property.  BB&T provided credit to us under our $10,000,000 line of credit with BB&T funding the cash portion of the purchase price.

NOTE 10 -- LONG TERM INCENTIVE PLAN

At our June 16, 2009 annual shareholders meeting, shareholders approved ratification of a long term incentive plan and approved the issuance of additional common shares of our stock.  The plan  proposes to make available up to 800,000 shares of our common stock for performance-based awards under the plan.  We may grant any of these types of awards:  non-qualified and incentive stock options; stock appreciation rights; and other stock awards including stock units, restricted stock units, performance shares, performance units, and restricted stock.   The performance goals that we may use for such awards will be based on any one or more of the following performance measures: cash flow; earnings; earnings per share; market value added or economic value added; profits; return on assets; return on equity; return on investment; revenues; stock price; or total shareholder return.

The plan is administered by a committee selected by the Board, initially our Compensation Committee, and consisting solely of two or more outside members of the Board.  The Committee may grant one or more awards to our employees, including our officers, our directors and consultants, and will determine the specific employees who will receive awards under the plan and the type and amount of any such awards.  A participant who receives shares of stock awarded under the plan must hold those shares for six months before the participant may dispose of such shares.  The Committee may settle an award under the plan in cash rather than stock.

As of June 30, 2009, we had not granted any awards under this plan.

NOTE 11 -- SUBSEQUENT EVENT

We reported on July 17, 2009 that we have entered into an agreement to acquire two parcels of property adjacent to our facilities in Louisville, Kentucky.  The acquisition of this real estate is important to us due to its strategic location.  We recently completed the construction of our new shredder system and part of the installation rests on the property.

We will acquire the property in exchange for 500,000 newly issued shares of our common stock, making the value of the transaction $3,200,000 based on $6.40 per share as stated in the agreements.  The cost of the transactions will change if the average stock price over the 30-day period prior to the anticipated closing in August changes.  The property has been appraised by an independent appraiser at a value of $3,200,000.  The transactions are subject to the results of our due diligence investigation and to the approval of holders of a majority of our outstanding shares of common stock.

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

General

We are primarily focusing our attention now and in the future towards our recycling business.  We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries.  We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shearing, cutting and/or baling. We will also continue to focus on initiating growth in our management services business segment and our waste and recycling equipment sales, service and leasing division.

In January 2009, we expanded into the stainless steel recycling market for super alloys and high temperature metals by purchasing inventories from Venture Metals, LLC and hiring two of its key executives.  We buy, remelt, and sell stainless steel and high-temperature alloys to steel mills like North American Stainless, our primary customer.  The Venture Metals asset purchase is the latest in a series of actions we have undertaken to position ourselves for strategic growth. The multi-million-dollar shredder project, completed in June 2009, expands our processing capacity, offers specialty grades of scrap and improves end-product quality.  The shredder began operations on July 1, 2009.

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers.  Currently, we service approximately 2,000 customer locations throughout the United States and we utilize an active database of over 6,500 vendors to provide timely, thorough and cost-effective service to our customers.

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

We have operating locations in Louisville, Kentucky, Seymour, Indiana, New Albany, Indiana, and Dallas, Texas.  We do not have operating locations outside the United States.

Liquidity and Capital Resources

As of June 30, 2009 we held cash and cash equivalents of $644,097.

On June 30, 2009, we executed a promissory note, loan agreement and related security documents with Branch Banking and Trust Company in the amount of $5,000,000 to support our ongoing growth and as a first step in our planned and forthcoming restructuring of our banking facilities.  Over the past seven years, we have been acquiring real estate and have made substantial investments in our real property infrastructure using operating cash.  We have acquired a valuable portfolio of real estate and this is a first step in maximizing its value to us.

Together with the loan agreement we executed a promissory note, maturing September 28, 2009 at which time the principal plus accrued interest thereon is to be paid in full.  The loan is a non-revolving credit facility and provides that we may borrow from time to time through the maturity date.  The loan bears interest at the one month LIBOR plus 3.25% per annum, which shall be adjusted monthly on the first day of each month for each LIBOR interest period.  The minimum rate of interest is 4.5%, which was the interest rate as of June 30, 2009.  Accrued interest is payable monthly commencing July 30, 2009 with the balance due at maturity on September 28, 2009.  We have secured the loan with mortgages, related assignments of leases and rents and environmental certificates against our properties or those of our affiliates, ISA Real Estate, LLC, ISA Indiana Real Estate, LLC and 7021 Grade Lane, LLC.  In addition we have cross-collateralized this loan with our other indebtedness owed to BB&T.  As a result of this financing BB&T has reduced our available amount under the BB&T Bankcard from $2.5 million to an amount not to exceed $500,000 so long as this loan is outstanding.  In addition to the cross-collateralization of these other financings with this loan, these loans are all cross-defaulted.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At June 30, 2009, we were in compliance with all restrictive covenants related to our indebtedness owed to BB&T.  As of June 30, 2009, the outstanding balance on this credit facility was $5,000,000.

In addition to the $5,000,000 short term credit facility, we have long term debt comprised of the following:

	June 30, 2009 (unaudited)	December 31, 2008

Non-revolving line of credit	$ 11,517,440	$ -
Revolving line of credit	4,026,005	-
Notes payable	9,999,045	9,367,877
Total debt	$ 25,542,490	$ 9,367,877

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Six months ended June 30,
	2009	2008
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	87.2%	83.7%
Selling, general and administrative expenses ......................................	8.1%	8.5%
Income before other expenses...........................................................	4.7%	7.8%

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Total revenue increased $2,779,757 or 4.6% to $63,374,237 in 2009 compared to $60,594,480 in 2008.  Recycling revenue increased $7,607,826 or 15% to $58,151,892 in 2009 compared to $50,544,066 in 2008.  This is primarily due to our acquisition of the Venture Metals stainless steel recycling business, partially offset by a decrease in shipments of 33% in ferrous and 42% in other nonferrous materials and an average decrease in price of commodities of 50%.  Management services revenue decreased $4,716,095 or 53.1% to $4,167,702 in 2009 compared to $8,883,798 in 2008 primarily due to the loss of major customers Circuit City and Mervyn's, both of whom declared bankruptcy and closed.  Equipment sales, service and leasing revenue decreased $111,973 or 9.6% to $1,054,643 in 2009 compared to $1,166,616 in 2008.  This decrease is due to a $46,200 decrease in equipment sales and a $55,154 decrease in service and repairs revenue.

Total cost of goods sold increased $4,522,197 or 8.9% to $55,238,361 in 2009 compared to $50,716,164 in 2008.  Recycling cost of goods sold increased $9,407,392 or 22.4% to $51,431,327 in 2009 compared to $42,023,935 in 2008.  This is primarily due to our acquisition of the Venture Metals stainless steel recycling business, partially offset by a 33% decrease in shipments of ferrous and 41% decrease in shipments of other nonferrous materials, and to 55% lower commodity purchase prices. Management services cost of goods sold decreased $4,851,441 or 58.7% to $3,415,987 in 2009 compared to $8,267,428 in 2008 primarily due to the loss of major customers Circuit City and Mervyn's due to bankruptcy.  Equipment sales, service and leasing cost of goods sold decreased $33,754 or 7.9% to $391,047 in 2009 compared to $424,801 in 2008.   This decrease is due to a decrease of $37,651 in cost of equipment sales.

Selling, general and administrative expenses decreased $29,715 or 0.6% to $5,149,544 in 2009 compared to $5,179,259 in 2008.  As a percentage of revenue, selling, general and administrative expenses were 8.1% in 2009 compared to 8.5% in 2008.  The primary drivers of the decrease in total expenses are decreases in fuel expense of $258,000 and stock bonus of $240,000, offset by increases in manager and clerical labor of $365,000 and an increase of $114,000 in licenses and fees, both attributable to our new stainless steel recycling business

Other expense increased $319,785 to other expense of $359,210 in 2009 compared to other expense of $39,425 in 2008.  This was primarily due to an increase in interest expense of $123,097 and an increase in other expense of $169,341.  The increase in other expense is primarily due to an additional $65,597 paid in the All-American legal settlement in the first quarter of 2009.  Also, in 2008, we recorded other income of $117,306 due to an insurance reimbursement.

Income tax provision decreased $859,600 to $1,050,849 in 2009 compared to $1,910,449 in 2008.  The effective tax rate in 2009 was 40.0% compared to 41.0% in 2008 based on federal and state statutory rates.

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Total revenue increased $4,613,229 or 13.4 % to $39,124,314 in 2009 compared to $34,511,085 in 2008.  Recycling revenue increased $7,229,908 or 24.2% to $37,100,257 in 2009 compared to $29,870,349 in 2008.  This is primarily due to our acquisition of the Venture Metals stainless steel recycling business, partially offset by a decrease in shipments of 21% in ferrous and 40% in other nonferrous materials and an average decrease in price of commodities of 49%.  Management services revenue decreased $2,489,122 or 62% to $1,522,134 in 2009 compared to $4,011,256 in 2008 primarily due to the loss of major customers Circuit City and Mervyn's, both of whom declared bankruptcy and closed.  Equipment sales, service and leasing revenue decreased $127,557 or 20% to $501,923 in 2009 compared to $629,480 in 2008.  This decrease is due to a decrease in equipment sales and service and repairs revenue.

Total cost of goods sold increased $6,152,554 or 21.3% to $34,973,243 in 2009 compared to $28,820,689 in 2008.  Recycling cost of goods sold increased $9,314,335 or 38.3% to $33,627,397 in 2009 compared to $24,313,062 in 2008.  This is primarily due to our acquisition of the Venture Metals stainless steel recycling business, partially offset by a 30% decrease in shipments of ferrous and 41% decrease in shipments of other nonferrous materials, and to 54% lower commodity purchase prices.  Management services cost of goods sold decreased $3,131,443 or 73% to $1,153,058 in 2009 compared to $4,284,501 in 2008 primarily due to the loss of major customers Circuit City and Mervyn's who declared bankruptcy.  Equipment sales, service and leasing cost of goods sold decreased $30,338 or 13.6 to $192,788 in 2009 compared to $223,126 in 2008 due to a decrease in the cost of equipment sales.

Selling, general and administrative expenses decreased $436,351 or 15.2% to $2,439,883 in 2009 compared to $2,876,234 in 2008.  As a percentage of revenue, selling, general and administrative expenses were 6.2% in 2009 compared to 8.3% in 2008.  The primary drivers of the decrease in total expense is a decrease in stock bonus expense, fuel expense, and overtime labor.

Other income/(expense) decreased ($208,723) to other expense of ($174,171) in 2009 compared to other income of $34,552 in 2008 primarily due to an insurance reimbursement for repair of our roof in 2008 and due to the increase in interest expense due to new debt.

Income tax provision decreased $571,275 to $614,807 in 2009 compared to $1,186,082 in 2008.  The effective tax rate in 2009 was 40% compared to 41% in 2008 based on federal and state statutory rates.

Financial condition at June 30, 2009 compared to December 31, 2008

Cash and cash equivalents decreased $459,745 to $644,097 as of June 30, 2009 compared to $1,103,842 as of December 31, 2008.

We used net cash from operating activities of $5,825,412 for the six months ended June 30, 2009.  This was primarily due to an increase in accounts receivable, partially offset by the increase in accounts payable and the decrease in inventory.  The increases in accounts receivable and accounts payable were both due to our acquisition of the Venture Metals stainless steel business.

We used net cash from investing activities of $15,768,221 for the six months ended June 30, 2009.  We used $10,607,944 for our acquisition of the inventory and fixed assets of Venture Metals.  Additionally, we purchased recycling and rental fleet equipment and shredder system equipment of $5,223,020.  The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

Our net cash from financing activities of $21,133,888 for the six months ended June 30, 2009 is primarily due to the advance of $23,042,330 on our new lines of credit offset by payments on debt of $1,867,717.

Accounts receivable trade increased $17,812,243 to $21,623,727 as of June 30, 2009 compared to $3,811,484 as of December 31, 2008.  This change is due to our acquisition of the Venture Metals stainless steel business and their level of accounts receivable from time to time.

Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We value inventory at the lower of cost or market.  Inventory increased $6,322,464 or 145% to $10,693,812 as of June 30, 2009 compared to $4,371,348 as of December 31, 2008.  The primary reason for the increase was the acquisition of  Venture Metals and the stainless steel inventory that became a portion of our assets.

Inventory aging for the period ended June 30, 2009 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Stainless steel alloys	$ 6,608,670	$ -	$ -	$ 438,000	$ 7,046,670
Ferrous materials	820,876	231,884	190,997	548,869	1,792,626
Non-ferrous materials	1,039,578	126,013	41,396	474,555	1,681,542
Waste equipment machinery	75,365	25,122	-	-	100,487
Other	72,487	-	-	-	72,487

	$8,616,976	$ 383,019	$ 232,393	$1,461,424	$10,693,812

Inventory aging for the year ended December 31, 2008 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Ferrous Materials	$ 1,364,091	$ 376,684	$ 326,874	$ 94,500	$ 2,162,149
Non-ferrous materials	990,843	217,591	294,992	529,728	2,033,154
Waste equipment machinery	95,675	-	-	-	95,675
Other	80,370	-	-	-	80,370

	$2,530,979	$ 594,275	$ 621,866	$624,228	$ 4,371,348

Accounts payable trade increased $6,018,500 or 163% to $9,720,395 as of June 30, 2009 compared to $3,701,895 as of December 31, 2008, primarily due to our acquisition of the Venture Metals stainless steel recycling business and their level of accounts payable from time to time.

Working capital increased $951,170 to $3,940,042 as of June 30, 2009 compared to $2,988,872 as of December 31, 2008.  The increase was primarily driven by the $17.8 million increase in accounts receivable, partially offset by the $16.7 million increase in current maturities of long term debt.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2009.

Obligation Description (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$25,542,490	$12,510,331	$6,206,633	$6,825,526	$0
Capital Lease Obligations (2)	60,844	60,844	0	0	0
Operating Lease Obligations (3)	2,245,171	655,171	1,272,000	318,000	0
Total	$27,848,505	$13,226,346	$7,478,633	$7,143,526	$0

(1)  Does not include the short term $5 million non-revolving credit facility closed on June 30, 2009 and coming due September 28, 2009.

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

Long-term debt, including the current portions thereof, increased $16,174,613 to $25,542,490 as of June 30, 2009 compared to $9,367,877 as of December 31, 2008.

Impact of Recently Issued Accounting Standards

FAS 141R, Business Combinations, was issued in December 2007 and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is January 1, 2009.  The objective of FAS 141R is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement requires us as an acquirer of the assets of Venture Metals to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in Venture Metals at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  Refer to Note 9 of our financial statements for more detailed information about our acquisition of Venture Metals.

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

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS 161").  SFAS 161 amends and expands the disclosure requirements in SFAS 133, "Accounting for Derivative Instruments and Hedging Activities".  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning January 1, 2009 for us, and we have included the required disclosures in Note 4 of our Condensed Consolidated Financial Statements.

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

In May 2009, the FASB issued FASB Statement No. 165, "Subsequent Events."  It is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date--that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  In particular, this Statement sets forth:

    * The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

    * The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements;

    * The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

This Statement is effective for interim and annual periods ending after June 15, 2009.

In July 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles -- a replacement of FASB Statement No. 162".    SFAS 168 provides for the FASB Accounting Standards Codification to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP).  The Codification did not change GAAP but reorganizes the literature.  Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009, the quarter ending September 30, 2009 for us.

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

We are exposed to interest rate risk on our floating rate borrowings. On June 30, 2009, we executed a promissory note, loan agreement and related security documents with Branch Banking and Trust Company in the amount of $5,000,000 for the purpose of financing our ongoing growth.  This non-revolving credit facility bears interest at the month LIBOR plus 3.25% per annum, which is to be adjusted monthly on the first day of each month for each LIBOR interest period with a minimum interest rate of 4.5%.  The interest rate as of June 30, 2009 was 4.5%.  This credit facility had $5,000,000 in outstanding borrowings as of June 30, 2009.  We also maintain a $10.0 million senior revolving credit facility with the BB&T which had $4,026,005 in outstanding borrowings as of June 30, 2009.  This revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, which was 4.0% as of June 30, 2009.   On February 11, 2009, we executed a promissory note with BB&T in the amount of $12,000,000 which had $11,517,440 in outstanding borrowings as of June 30, 2009.  This note bears interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%.  As of June 30, 2009, the applicable interest rate was 4%.  Based on our average anticipated borrowings under our credit agreements in fiscal 2009, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, with a corresponding change in cash flows.

Last year, we entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $6 million in debt and commenced October 15, 2008 and matures on April 7, 2014. The second swap agreement covers approximately $2.9 million in debt and commenced October 15, 2008 and matures on May 7, 2013.  The third swap agreement covers $606,027 in debt and commenced October 22, 2008 and matures on October 22, 2013.  The three swap agreements fix our interest rate at approximately 5.8%.  At June 30, 2009, we recorded the estimated fair value of the three swaps at approximately $580,000.  We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts.

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

ITEM 4(T):    CONTROLS AND PROCEDURES

(a)        Disclosure controls and procedures.

ISA's management, including ISA's principal executive officer and principal financial officer, have evaluated the effectiveness of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934.  Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2009, ISA's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission  (1) is recorded, processed, summarized and reported within the time periods specific in the SEC's rules and forms, and (2) is accumulated and communicated to ISA's management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the quarter ended June 30, 2009, and concluded that such internal control over financial reporting was effective as of June 30, 2009.

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

(c)     Changes to internal control over financial reporting

With the exception noted below, there were no changes in ISA's internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to affect ISA's internal control over financial reporting.

 During the three months ended June 30, 2009, ISA concluded the acquisition of all the assets of Venture Metals, LLC, in order to enter into the stainless steel and alloys recycling business.  For this new business, ISA purchased a new recycling system software package from a third party vendor.  ISA is in the process of conducting an assessment of our new stainless steel recycling business internal controls over financial reporting for the period between the consummation date and June 30, 2009, the date of our management's assessment, however, the assessment is not yet complete.  As such, we have excluded our stainless steel recycling business from our management's report on internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1.       Legal Proceedings

On January 4, 2007, Lennox Industries, Inc., a commercial heating and air-conditioning manufacturer, filed suit against us in the Arkansas County, Arkansas Circuit Court in the case styled Lennox Industries, Inc. v. Industrial Services of America, Inc., Case No. CV-2007-004.  Because of settlement negotiations, Lennox did not serve us until May 23, 2007.  Lennox alleges that we breached a 2001 contract with Lennox where we agreed to act as agent for Lennox, by our failure to properly evaluate, categorize, classify and value the production scrap and waste of Lennox, thereby brokering such products at prices below market value.  Lennox also alleges negligence and breach of fiduciary duty related to the same alleged failure.  Lennox is taking the position that ISA had a duty to obtain a price that was consistent with the materials being sold on their behalf and that it failed to show a proper duty of care in its dealings with Lennox.  On July 9, 2008, Lennox amended its Complaint to add a cause of action based on fraud and misrepresentation (civil fraud).  The Lennox complaint does not state any specific monetary damages.  We have filed an answer denying all claims.  The litigation is in its discovery phase with a trial date currently set for November 2009.  We currently believe that the claims have no merit.

We have other litigation from time to time, including employee or former employee claims, none of which we believe to be material.

Item 1A.    Risk Factors

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on June 30, 2009.

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

Item 3.       Defaults upon Senior Securities

                  None.

Item 4.       Submission of Matters to a Vote of Security Holders

(a)   At the Annual Meeting of Shareholders held on June 16, 2009, the following proposals were adopted by the margins indicated:

(b)   PROPOSAL 1:  Annual Election of Directors.  The nominees for election as directors were Harry Kletter, Roman Epelbaum, Orson Oliver, Albert Cozzi and Brian Donaghy. The five director positions were filled based upon the five receiving the most votes:

	For	Withheld	Broker Non- Votes And Abstentions

Harry Kletter	3,001,905	112,930	-
Roman Epelbaum	2,998,925	115,910	-
Albert A. Cozzi	3,039,866	74,969	-
Orson Oliver	2,998,925	115,910	-
Brian Donaghy	3,033,785	81,050	-

(c)   PROPOSAL 2:  Ratification of Mountjoy & Bressler, LLP as our independent auditors.

For	Against	Broker Non Votes And Abstentions

3,084,435	28,596	1,804

(d)   PROPOSAL 3:  Ratification of long term incentive plan.

For	Against	Broker Non Votes And Abstentions

1,892,798	211,021	1,011,016

(e)   PROPOSAL 4:  Approve the issuance of additional common shares of stock.

For	Against	Broker Non Votes And Abstentions

2,064,189	39,769	1,010,877

Item 5.       Other Information

                  None.

Item 6.       Exhibits

                  See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: August 14, 2009	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: August 14, 2009	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended June 30, 2009.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended June 30, 2009.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended June 30, 2009.