Form 10-Q
period 2009-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2009-11-16
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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

   (Check one):   Large accelerated filer                               Accelerated filer
                           Non-accelerated filer                                Smaller reporting company    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No   X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 2009:  4,286,292.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

	INDEX

		Page No.
Part I	Financial Information

	Condensed Consolidated Balance Sheets
	September 30, 2009 (Unaudited) and December 31, 2008	3

	Condensed Consolidated Statements of
	Operations - Three Months Ended
	September 30, 2009 and 2008 (Unaudited)	5

	Condensed Consolidated Statements of
	Operations - Nine Months Ended
	September 30, 2009 and 2008 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders' Equity
	September 30, 2009 (Unaudited) and December 31, 2008	7

	Condensed Consolidated Statements of
	Cash Flows - Nine Months Ended
	September 30, 2009 and 2008 (Unaudited)	8

	Notes to Condensed Consolidated
	Financial Statements (Unaudited)	9

	Management's Discussion and Analysis
	of Financial Condition and Results
	of Operations	22

Part II	Other Information	33

Part I -- FINANCIAL INFORMATION

ITEM 1: Condensed CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2009 (Unaudited)	December 31, 2008

Current assets
Cash and cash equivalents	$ 962,301	$ 1,103,842
Income tax receivable	36,016	36,016
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2009 and $490,000 in 2008)	15,957,026	3,811,484
Net investment in sales-type leases	61,364	54,629
Inventories	21,369,791	4,371,348
Deferred income taxes	912,337	912,337
Other	603,880	126,902

Total current assets	39,902,715	10,416,558

Shredder system construction in progress	-	6,547,902
Net property and equipment	28,999,132	10,895,477
Total property and equipment	28,999,132	17,443,379

Other Assets
Goodwill	560,005	560,005
Net investment in sales-type leases	24,315	71,222
Notes receivable -- related party	138,907	167,594
Other assets	427,225	132,672
	1,150,452	931,493

	$ 70,052,299	$ 28,791,430

____________________

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2009 (Unaudited)	December 31, 2008
Current liabilities
Current maturities of long term debt (Note 4)	$ 12,524,963	$ 857,863
Current maturities of capital lease obligation	40,481	80,771
Accounts payable	12,992,851	3,701,895
Income tax payable	2,447,791	566,025
Note payable to BB&T (Note 4)	5,000,000	-
Liability for legal settlements	-	1,037,165
Interest rate swap agreement liability (Note 4)	647,723	792,236
Accrued bonuses	1,338,800	54,500
Other current liabilities	658,277	337,231
Total current liabilities	35,650,886	7,427,686

Long-term liabilities
Long-term debt (Note 4)	13,626,501	8,510,014
Capital lease obligation	-	20,798
Deferred income taxes	549,520	491,715
	14,176,021	9,022,527

Stockholders' equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,795,000 shares issued in 2009 and 2008, 4,286,292 shares and 3,575,292 shares outstanding in 2009 and 2008, respectively	23,975	21,475
Additional paid-in capital	7,347,275	3,742,373
Retained earnings	14,338,589	10,601,102
Accumulated other comprehensive loss	(388,634)	(475,342)
Treasury stock, 508,708 and 719,708 shares at average cost
in 2009 and 2008, respectively	(1,095,813)	(1,548,391)
	20,225,392	12,341,217
	$ 70,052,299	$ 28,791,430

____________________

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008

Revenue from services	$ 1,552,696	$ 4,875,379
Revenue from product sales	78,416,778	23,962,449
Total Revenue	79,969,474	28,837,828

Cost of goods sold for services	972,874	4,588,163
Cost of goods sold for product sales	72,483,157	19,786,821
Total Cost of goods sold	73,456,031	24,374,984

Selling, general and administrative expense	2,606,476	2,522,428

Income before other income (expense)	3,906,967	1,940,416

Other income (expense)
Interest expense	(350,589)	(76,628)
Interest income	5,619	19,060
Gain on sale of assets	42,137	14,133
Other income (expense)	(2,111)	158,884
	(304,944)	115,449

Income before income taxes	3,602,023	2,055,865

Income tax provision	1,440,809	775,750

Net income	$ 2,161,214	$ 1,280,115

Basic earnings per share	$ 0.55	$ 0.36

Diluted earnings per share	$ 0.55	$ 0.36

Weighted shares outstanding:
Basic	3,900,422	3,593,966

Diluted	3,909,723	3,593,966

____________________

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008

Revenue from service	$ 5,720,398	$ 13,759,177
Revenue from product sales	137,623,313	75,673,131
Total Revenue	143,343,711	89,432,308

Cost of goods sold for services	4,388,861	12,855,591
Cost of goods sold for product sales	124,305,531	62,235,557
Total Cost of goods sold	128,694,392	75,091,148

Selling, general and administrative expense	7,756,020	7,701,687

Income before other income (expense)	6,893,299	6,639,473

Other income (expense)
Interest expense	(702,255)	(305,197)
Interest income	27,779	63,057
Gain on sale of assets	53,109	30,614
Other income (expense)	(42,787)	287,550
	(664,154)	76,024

Income before income taxes	6,229,145	6,715,497

Income tax provision	2,491,658	2,686,199

Net income	$ 3,737,487	$ 4,029,298

Basic earnings per share	$ 1.01	$ 1.12

Diluted earnings per share	$ 1.01	$ 1.12

Weighted shares outstanding:
Basic	3,710,395	3,602,703

Diluted	3,713,529	3,602,703

____________________

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2009

(UNAUDITED)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Cost	Total

Balance as of December 31, 2008	4,295,000	$21,475	$3,742,373	$10,601,102	$ (475,342)	(719,708)	$ (1,548,391)	$12,341,217

Net unrealized loss on derivative instruments, net of tax	-	-	-	-	86,708	-	-	86,708
Stock bonuses	-	-	37,402	-	-	11,000	22,578	59,980
Purchase of real estate (CGR)	-	-	370,000	-	-	200,000	430,000	800,000
Purchase of real estate (GL)	500,000	2,500	3,197,500	-	-	-	-	3,200,000
Net income	-	-	-	3,737,487	-	-	-	3,737,487

Balance as of September 30, 2009	4,795,000	$23,975	$7,347,275	$14,338,589	$ (388,634)	(508,708)	$ (1,095,813)	$20,225,392

CGR = 3409 Campground Road
GL = 7124 & 7200 Grade Lane

____________________

See accompanying notes to consolidated financial statements.

7.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(UNAUDITED)

	2009	2008
Cash flows from operating activities
Net income	$ 3,737,487	$ 4,029,298
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,024,559	1,575,843
Stock distribution to employees	59,980	-
Deferred income taxes	144,513	880,000
Reduction in provision for doubtful accounts	(390,000)	-
Gain on sale of property and equipment	(53,108)	(30,614)
Change in assets and liabilities
Receivables	(11,755,542)	(2,069,243)
Net investment in sales-type leases	40,172	47,968
Inventories	(7,889,385)	(1,843,786)
Other assets	771,531	284,903
Accounts payable	9,290,956	201,692
Other current liabilities	2,305,434	2,090,954
Net cash from operating activities	(3,256,465)	5,167,015

Cash flows from investing activities
Proceeds from sale of property and equipment	86,022	82,827
Purchases of property and equipment	(1,677,756)	(2,453,593)
Payments for shredder system	(6,436,584)	(2,946,360)
Acquisition from Venture Metals	(10,607,944)	-
Payments from related party	28,687	27,155
Net cash from investing activities	(18,607,575)	(5,289,971)

Cash flows from financing activities
Purchases of common stock	-	(527,687)
Issuance of common stock	-	161,400
Proceeds from note payable to BB&T	5,000,000	-
Payments on capital lease obligation	(61,088)	(113,312)
Payment of cash dividend	-	(364,190)
Proceeds from long-term debt	20,202,887	6,513,703
Payments on long-term debt	(3,419,300)	(3,988,504)
Net cash from financing activities	21,722,499	1,681,410

Net increase/(decrease) in cash	(141,541)	1,558,454

Cash at beginning of period	1,103,842	1,501,685

Cash at end of period	$ 962,301	$ 3,060,139

Supplemental disclosure of cash flow information
Cash paid for interest	$ 702,255	$ 305,197
Cash paid for taxes	$ 642,717	$ 291,214

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to acquire real estate	4,000,000

____________________

See accompanying notes to consolidated financial statements.

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements.  The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2009 and the results of our operations and changes in our cash flow for the periods ended September 30, 2009 and 2008.  Results of operations for the period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.  Additional information, including the audited December 31, 2008 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2008 on file with the Securities and Exchange Commission.

Adoption of the FASB Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC).  Effective this quarter, the ASC became the single source for all authoritative GAAP recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009.  The ASC does not change GAAP and did not impact our consolidated financial statements.

Fair Value

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

In accordance with the accounting standard, which we adopted effective January 1, 2008, we categorize our financial assets and liabilities into the following fair value hierarchy:

Level 1 - Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities.

Level 2 - Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Examples of level 2 financial instruments include commercial paper purchased from the State Street-administered asset-backed commercial paper conduits, various types of interest-rate derivative instruments, and various types of fixed-income investment securities. Pricing models are utilized to estimate fair value for certain financial assets and liabilities categorized in level 2.

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

We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2.  The following table represents our fair value hierarchy for financial instruments at September 30, 2009:

Asset/Liability	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$ 962,301	-	-	$ 962,301

Long term debt	-	$ (31,151,464)	-	(31,151,464)

Derivative Contract	-	(647,723)	-	(647,723)

Subsequent Events

We have evaluated the period from September 30, 2009 through November 16, 2009, the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements.  No material subsequent events were identified.

Accounting Standards Issued Not Yet Adopted

In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets, which is effective for reporting periods beginning after November 15, 2009.  This new guidance limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset.  The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this new guidance.  We expect that the adoption of this new guidance will not have a material effect on our financial position or results of operations.

In June 2009, the FASB issued authoritative guidance on accounting for variable interest entities (VIE), which is effective for reporting periods beginning after November 15, 2009 and changes the process for how an enterprise determines which party consolidates a VIE, to a primarily qualitative analysis.  The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses  of the VIE or the right to receive benefits from the VIE.  Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings.  We expect that the adoption of this new guidance will not have a material effect on our financial position or results of operations.

NOTE 2 -- INCOME STATEMENT RECLASSIFICATIONS

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements for the prior period in order to be comparable with the current classifications.   These reclassifications had no effect on previously reported net income. We have reclassified certain expenses in our income statement to more accurately reflect segment performance and we have reclassified cost of goods sold and selling, general and administrative expenses for the quarter ended September 30, 2008 to be consistent with current presentation.  These reclassifications had no effect on previously reported net income.

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

Together with the loan agreement we executed a promissory note, which matured September 28, 2009 at which time the principal plus accrued interest thereon was to be paid in full.  On October 15, 2009, we executed a note modification agreement, which extended the maturity date to December 15, 2009.  The note payable is a non-revolving credit facility and provides that we may borrow from time to time through the maturity date.  The loan bears interest at the one month LIBOR plus 3.25% per annum, which shall be adjusted monthly on the first day of each month for each LIBOR interest period.  The minimum rate of interest is 4.5%, which was the interest rate as of September 30, 2009.  Accrued interest is payable monthly commencing November 15, 2009 with the balance due at maturity on December 15, 2009.  We have secured the note payable with mortgages, related assignments of leases and rents and environmental certificates against our properties or those of our affiliates, ISA Real Estate, LLC, ISA Indiana Real Estate, LLC and 7021 Grade Lane, LLC.    In addition we have cross-collateralized this note with our other indebtedness owed to BB&T.  As a result of this short term financing BB&T has reduced our available amount under the BB&T Bankcard from $2.5 million to an amount not to exceed $500,000 so long as this note is outstanding.  In addition to the cross-collateralization of these other financings with this note, if ISA defaults on any note with BB&T, it is considered to have defaulted on all notes with BB&T.  The terms of the note payable agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At September 30, 2009, we were in compliance with all restrictive covenants related to our indebtedness owed to BB&T.  As of September 30, 2009, the outstanding balance on this note payable was $5,000,000.

Management is currently in discussions with BB&T and several other banks regarding the modification of the current debt structure with targeted completion prior to the December 15, 2009 maturity date of the note described above and would ideally consolidate all of our outstanding debt.  Currently, no commitments are in place with any of the banks to facilitate this modification.

Last year, we entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $5.8 million in debt and commenced October 15, 2008 and matures on April 7, 2014. The second swap agreement covers approximately $2.7 million in debt and commenced October 15, 2008 and matures on May 7, 2013.  The third swap agreement covers approximately $571,000 in debt and commenced October 22, 2008 and matures on October 22, 2013.  The three swap agreements fix our interest rate at approximately 5.8%.  At September 30, 2009, we recorded the estimated fair value of the three swaps at approximately $648,000.  We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts.

Excluding the $5,000,000 short term credit facility, our long term debt as of September 30, 2009 and December 31, 2008 consisted of the following:

	2009	2008
	(unaudited)
Non-revolving line of credit with BB&T effective February 11, 2009 in the amount of $12,000,000 with a maturity date of February 11, 2010. Interest is payable monthly starting March 11, 2009, and the note bears interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%. As of September 30, 2009, the applicable interest rate was 4%. All our assets (except rental fleet equipment) secure this note.	$ 11,517,440	-

Revolving credit facility of $10 million with BB&T secured by all assets except for rental fleet equipment with a variable interest rate of Libor plus 2.25% and no required monthly principal payments. As of September 30, 2009, the applicable interest rate was 4%. The maturity date under this agreement is January 1, 2012.	4,877,098	-

Note payable to BB&T in the amount of $3 million secured by our rental fleet equipment with a fixed interest rate of 5.65%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013.	2,661,032	2,838,094

Note payable to BB&T in the amount of $6.0 million secured by our shredder system assets with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014.	5,774,183	5,000,000

Note payable to BB&T in the amount of $609,900 secured by a crane with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly beginning December 1, 2008 with one final payment of all remaining principal and accrued interest due at maturity in October 2013.	567,292	602,153

Note payable to Paccar Financial Corp. in the amount of $163,655 secured by two Kenworth trucks. Payments are $3,395.36 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	122,912	153,469

Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7%) interest rate. The maturity date under this agreement is August 2012.	631,508	774,161

	26,151,464	9,367,877
Less current maturities	12,524,963	857,863
	$ 13,626,501	$ 8,510,014

The annual maturities of long-term debt as of September 30, 2009 are as follows:

2010	$ 12,524,963
2011	1,109,931
2012	5,949,718
2013	2,834,396
Thereafter	3,732,456

Total	$ 26,151,464

NOTE 5 -- SEGMENT INFORMATION

Our operations include two primary segments:  Recycling and Waste Services.  In prior years, our three primary reporting segments were ISA Recycling, CWS and WESSCO.  In the first quarter of 2009, we decided to consolidate CWS and WESSCO into one reporting segment because CWS revenues have declined so that this segment is no longer material to our total revenues.  We named this combined segment Waste Services because it more accurately reflects that business.  Waste Services provides waste disposal services including contract negotiations with service providers, centralized billing, invoice auditing, and centralized dispatching.  Waste Services also sells, leases, and services waste handling and recycling equipment.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$136,029,879	$ -	$ -	$136,029,879
Equipment sales, service
and leasing revenues	-	1,593,434	-	1,593,434
Management fees	-	5,720,398	-	5,720,398
Cost of goods sold	(123,725,378)	(4,969,014)	-	(128,694,392)
Selling, general and
administrative expenses	(4,488,417)	(1,031,862)	(2,235,741)	(7,756,020)

Segment profit (loss)	$ 7,816,084	$ 1,312,956	$ (2,235,741)	$ 6,893,299

Segment assets	$ 63,361,309	$ 3,115,724	$ 3,575,266	$ 70,052,299

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 73,936,140	$ -	$ -	$ 73,936,140
Equipment sales, service
and leasing revenues	-	1,736,991	-	1,736,991
Management fees	-	13,759,177	-	13,759,177
Cost of goods sold	(61,590,647)	(13,500,501)	-	(75,091,148)
Selling, general and
administrative expenses	(4,009,324)	(1,174,379)	(2,517,984)	(7,701,687)

Segment profit (loss)	$ 8,336,169	$ 821,288	$ (2,517,984)	$ 6,639,473

Segment assets	$ 25,953,912	$ 4,166,162	$ 5,047,802	$ 35,167,876

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 77,877,987	$ -	$ -	$ 77,877,987
Equipment sales, service
and leasing revenues	-	538,791	-	538,791
Management fees	-	1,552,696	-	1,552,696
Cost of goods sold	(72,294,051)	(1,161,980)	-	(73,456,031)
Selling, general and
administrative expenses	(1,577,366)	(321,661)	(707,449)	(2,606,476)

Segment profit (loss)	$ 4,006,570	$ 607,846	$ (707,449)	$ 3,906,967

Segment assets	$ 63,361,309	$ 3,115,724	$ 3,575,266	$ 70,052,299

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$ 23,392,074	$ -	$ -	$ 23,392,074
Equipment sales, service
and leasing revenues	-	570,375	-	570,375
Management fees	-	4,875,379	-	4,875,379
Cost of goods sold	(19,566,712)	(4,808,272)	-	(24,374,984)
Selling, general and
administrative expenses	(1,339,619)	(393,229)	(789,580)	(2,522,428)

Segment profit (loss)	$ 2,485,743	$ 244,253	$ (789,580)	$ 1,940,416

Segment assets	$ 25,953,912	$ 4,166,162	$ 5,047,802	$ 35,167,876

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

Ferrous inventory of $2,966,362 at September 30, 2009 was comprised of $958,909 in raw materials and $2,007,453 of finished goods.  Non-ferrous inventory of $2,296,825 at September 30, 2009 was comprised of $728,158 in raw materials and $1,568,667 of finished goods.  Stainless steel inventory at September 30, 2009 was $15,335,381.  Replacement parts inventory for the shredder at September 30, 2009 was $593,419.  Ferrous inventory of $2,162,149 at December 31, 2008 was comprised of $418,035 in raw materials and $1,744,114 of finished goods.  Non-ferrous inventory of $2,033,154 at December 31, 2008 was comprised of $362,065 in raw materials and $1,671,089 of finished goods.  We charged $3,135,501 in general and administrative processing costs to cost of sales for the nine months ended September 30, 2009 and $3,098,870 for the year ended December 31, 2008.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers.  Other inventory includes cardboard and baling wire.  Inventories as of September 30, 2009 and December 31, 2008 consist of the following:

	September 30, 2009(unaudited)	December 31, 2008

Stainless steel alloys	$ 15,335,381	$ -
Ferrous materials	2,966,362	2,162,149
Non-ferrous materials	2,296,825	2,033,154
Shredder replacement parts	593,419	-
Waste equipment machinery	102,725	95,675
Other	75,079	80,370

Total inventories	$ 21,369,791	$ 4,371,348

NOTE 7 - LEASE COMMITMENTS

Operating Leases:

We lease our Louisville, Kentucky facility from a related party under an operating lease expiring December 2012.  The rent was adjusted in December 2007 per the agreement to monthly payments of $48,500 through December 2012.  In addition, we are also responsible for real estate taxes, insurance, utilities and maintenance expense.

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $969 are due through September 2010.

We also lease other machinery and equipment under operating leases which expire through June 2010.

Future minimum lease payments for operating leases as of September 30, 2009 are as follows:

2009	$ 642,543
2010	636,000
2011	636,000
2012	159,000

Future minimum lease payments	$ 2,073,543

Total rent expense for the nine months ended September 30, 2009 and 2008 was $831,687 and $661,111 respectively.

Capital Leases:

We lease various pieces of equipment which qualify as capital leases.  These lease arrangements require monthly lease payments expiring at various dates through June 2010.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2009	2008

Equipment	$ 366,172	$ 771,567

Less accumulated depreciation	104,280	242,418

	$ 261,892	$ 529,149

The present value of future net minimum capital lease payments at September 30, 2009 is $40,481, all current.

NOTE 8 -- PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008:

	2009	2008
Basic earnings per share
Net income	$ 3,737,487	$ 4,029,298
Weighted average shares outstanding	3,710,395	3,602,703

Basic earnings per share	$ 1.01	$ 1.12

Diluted earnings per share
Net income	$ 3,737,487	$ 4,029,298

Weighted average shares outstanding	3,710,395	3,602,703
Add dilutive effect of assumed exercising of stock options	3,134	-

Diluted weighted average shares outstanding	3,713,529	3,602,703
Diluted earnings per share	$ 1.01	$ 1.12

Three months ended September 30, 2009 compared to three months ended September 30, 2008:

	2009	2008
Basic earnings per share
Net income	$ 2,161,214	$ 1,280,115
Weighted average shares outstanding	3,900,422	3,593,966

Basic earnings per share	$ 0.55	$ 0.36

Diluted earnings per share
Net income	$ 2,161,214	$ 1,280,115

Weighted average shares outstanding	3,900,422	3,593,966
Add dilutive effect of assumed exercising of stock options	9,301	-
Diluted weighted average shares outstanding	3,909,723	3,593,966
Diluted earnings per share	$ 0.55	$ 0.36

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

As of July 1, 2009, we awarded options to purchase 20,000 shares of our stock each to our three independent directors for a total of 60,000 shares at a per share exercise price of $6.35.

NOTE 11 -- REAL ESTATE PURCHASE

On September 10, 2009 we completed the acquisition of all outstanding membership interests in 7124 Grade Lane LLC and 7200 Grade Lane LLC, each a Kentucky limited liability company, owned by Harry Kletter Family Limited Partnership, a Kentucky limited partnership.  Mr. Kletter is the chairman and chief executive officer of ISA and the general partner of Harry Kletter Family Limited Partnership.

7124 Grade Lane LLC and 7200 Grade Lane LLC own properties at 7124 Grade Lane and 7200 Grade Lane, Louisville, Kentucky, respectively. Prior to the consummation of the acquisition of the interests in the limited liability companies on September 10, 2009, Harry Kletter Family Limited Partnership owned all the membership interests in each of 7124 Grade Lane LLC and 7200 Grade Lane LLC.  ISA acquired these membership interests, and in effect the properties, due to their strategic location adjacent to 7100 Grade Lane, Louisville, Kentucky where ISA has its principal operations and headquarters and recently completed the construction of a new shredder system and part of the installation rests on the property.

As described in each agreement and plan of share exchange, one by and among the limited partnership, 7124 Grade Lane LLC and ISA and the second among the limited partnership, 7200 Grade Lane LLC and ISA, ISA exchanged in the aggregate 500,000 newly-issued, unregistered shares of its $.005 par value common stock for all the outstanding membership interest in the two limited liability companies.  These shares do not have any registration rights.  With respect to the purchase of the membership interests in 7200 Grade Lane LLC, ISA provided to the limited partnership 367,187 shares at $6.40 per share for a purchase price of $2,349,996.80 and with respect to the purchase of the membership interests in 7124 Grade Lane LLC, ISA provided to the limited partnership 132,813 shares at $6.40 per share for a purchase price of $850,003.20.  The transaction did not involve financing provided by any financial institutions.

Lohan Realty Resources, Inc., a member of the Appraisal Institute and located in Louisville, Kentucky, provided an appraisal for each property to assist ISA in determining the purchase price for the membership interests in the limited liability companies.  As of the date of the appraisals on July 3, 2009, the property at 7124 Grade Lane had an "as is" estimated market value of $850,000 while the property located at 7200 Grade Lane had an "as is" estimated market value of $2,350,000.  The respective purchase prices paid in the form of ISA shares to the limited partnership for the 7124 Grade Lane LLC and 7200 Grade Lane LLC were $850,003.20 and $2,349,996.80, respectively, as evidenced by the 132,813 shares and 367,187 shares of ISA common stock at the per share price of $6.40.

The transaction received approval of the ISA audit committee comprised of independent directors, the board of directors, without the participation of Harry Kletter, the ISA chairman and chief executive officer and also the general partner of the limited partnership, and a majority of the outstanding shares of ISA common stock by written consent.  Because of the relationship between Harry Kletter and ISA, NASDAQ rules required the approval of the ISA stockholders.

Although the form of transaction involved the exchange of ISA unregistered securities for interests in the limited liability companies, the substance of the transaction was the purchase of two tracts of real estate from the limited partnership.  Each limited liability company is a special purpose entity formed solely to hold its respective real estate tract to provide greater liability protection.  The only income generated from these tracts was an immaterial amount of $6,000 a month through August 2011 from a lease of four acres of the 7200 Grade Lane tract.  Effectively these limited liability companies had no operating assets and were therefore not operating businesses.

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

In 2009, we expanded into the stainless steel recycling market for super alloys and high temperature metals by purchasing inventories and related equipment from Venture Metals, LLC and hiring two of its key executives.  We buy, remelt, and sell stainless steel and high-temperature alloys to steel mills like North American Stainless, our primary customer.  The Venture Metals asset purchase is the latest in a series of actions we have undertaken to position ourselves for strategic growth. The multi-million-dollar shredder project, completed in June 2009, expands our processing capacity, offers specialty grades of scrap and improves end-product quality.  The shredder began operations on July 1, 2009.

Despite the loss of two major customers in 2009, we continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers.  Currently, we service approximately 600 customer locations throughout the United States and we utilize an active database of over 6,500 vendors to provide timely, thorough and cost-effective service to our customers.

Although our focus is on the recycling industry, our goal is to remain dedicated to the management services, and equipment industry as well, while sustaining steady growth at an acceptable profit, adding to our net worth, and providing positive returns for stockholders.  We intend to increase efficiencies and productivity in our core business while remaining alert for possible acquisitions, strategic partnerships, mergers and joint-ventures that would enhance our profitability.

We have operating locations in Louisville, Kentucky, Seymour, Indiana, New Albany, Indiana, and Dallas, Texas.  We do not have operating locations outside the United States.

Liquidity and Capital Resources

As of September 30, 2009 we held cash and cash equivalents of $962,301.

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

Together with the loan agreement we executed a promissory note, which matured September 28, 2009, at which time the principal plus accrued interest thereon was to be paid in full.  On October 15, 2009, we executed a note modification agreement, which extended the maturity date to December 15, 2009.  The loan is a non-revolving credit facility and provides that we may borrow from time to time through the maturity date.  The loan bears interest at the one month LIBOR plus 3.25% per annum, which shall be adjusted monthly on the first day of each month for each LIBOR interest period.  The minimum rate of interest is 4.5%, which was the interest rate as of September 30, 2009.  Accrued interest is payable monthly commencing November 15, 2009 with the balance due at maturity on December 15, 2009.  We have secured the loan with mortgages, related assignments of leases and rents and environmental certificates against our properties or those of our affiliates, ISA Real Estate, LLC, ISA Indiana Real Estate, LLC and 7021 Grade Lane, LLC.  In addition we have cross-collateralized this loan with our other indebtedness owed to BB&T.  As a result of this financing BB&T has reduced our available amount under the BB&T Bankcard from $2.5 million to an amount not to exceed $500,000 so long as this loan is outstanding.  In addition to the cross-collateralization of these other financings with this note, if ISA defaults on any note with BB&T, it is considered to have defaulted on all notes with BB&T.  The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITA ratio.  Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth.  At September 30, 2009, upon execution of the note modification agreement, we were in compliance with all restrictive covenants related to our indebtedness owed to BB&T.  As of September 30, 2009, the outstanding balance on this credit facility was $5,000,000.

Management is currently in discussions with its current lender and several other banks regarding the modification of the current debt structure.  This restructuring is expected to be completed prior to the December 15, 2009 maturity date of the note described above and would ideally consolidate all of ISA's outstanding debt.  Additionally, we are evaluating other possible financing alternatives related to accounts receivable as part of our overall evaluation of the capital structure.  While we believe this process will be completed by December 15, 2009, there is no assurance of that as we currently do not have any commitments in place.

In addition to the $5,000,000 short term credit facility, we have long term debt comprised of the following:

	September 30, 2009 (unaudited)	December 31, 2008

Non-revolving line of credit	$ 11,517,440	$ -
Revolving line of credit	4,877,098	-
Notes payable	9,756,926	9,367,877
Total debt	$ 26,151,464	$ 9,367,877

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Nine months ended September 30,
	2009	2008
Statements of Operations Data:
Total Revenue ..................................................................................	100.0%	100.0%
Cost of goods sold............................................................................	89.8%	83.8%
Selling, general and administrative expenses ..................................	5.4%	8.8%
Income before other income/expenses..............................................	4.8%	7.4%

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Total revenue increased $53,911,403 or 60.3% to $143,343,711 in 2009 compared to $89,432,308 in 2008.  Recycling revenue increased $62,093,739 or 84.0% to $136,029,879 in 2009 compared to $73,936,140 in 2008.  This is primarily due to our acquisition of the Venture Metals stainless steel recycling business, partially offset by a decrease in shipments of 8.3% in ferrous and 32.6% in other nonferrous materials and an average decrease in price of commodities of 38.0%.  Management services revenue decreased $8,038,779 or 58.4% to $5,720,398 in 2009 compared to $13,759,177 in 2008 primarily due to the loss of major customers Circuit City and Mervyn's, both of whom declared bankruptcy and closed.  Equipment sales, service and leasing revenue decreased $143,557 or 8.3% to $1,593,434 in 2009 compared to $1,736,991 in 2008.  This decrease is due to a $70,190 decrease in equipment sales, a $55,778 decrease in service and repairs revenue, a $16,152 decrease in baling wire revenue, and a $14,427 decrease in other revenue, partially offset by a $16,770 increase in rental revenue.

Total cost of goods sold increased $53,603,244 or 71.4% to $128,694,392 in 2009 compared to $75,091,148 in 2008.  Recycling cost of goods sold increased $62,134,731 or 100.9% to $123,725,378 in 2009 compared to $61,590,647 in 2008.  This is primarily due to our acquisition of the Venture Metals stainless steel recycling business, partially offset by a 51.1% decrease in shipments of ferrous and 45.0% decrease in shipments of other nonferrous materials, and to 38.3% lower commodity purchase prices. Waste services cost of goods sold decreased $8,531,487 or 63.2% to $4,969,014 in 2009 compared to $13,500,501 in 2008 primarily due to the loss of major customers Circuit City and Mervyn's due to bankruptcy and due to a decrease of $58,006 in cost of equipment sales.

Selling, general and administrative expenses decreased $54,333 or 0.7% to $7,756,020 in 2009 compared to $7,701,687 in 2008.  As a percentage of revenue, selling, general and administrative expenses were 5.4% in 2009 compared to 8.6% in 2008.  The primary drivers of the decrease in total expenses are decreases in fuel expense of $410,716 and stock bonus of $284,900, offset by increases in sales manager and labor costs of $536,772 and an increase of $111,117 in licenses and fees, both attributable to our new stainless steel recycling business.

Other income/(expense) decreased ($740,178) to other expense of ($664,154) in 2009 compared to other income of $76,024 in 2008.  This was primarily due to an increase in interest expense of $397,058 and an increase in other expense of $330,337.  The increase in other expense is primarily due to an additional $65,597 paid in the All-American legal settlement in the first quarter of 2009.

Also, in 2008, we recorded other income of $117,306 due to an insurance reimbursement and a reduction in accounts payable of $156,400.

Income tax provision decreased $ 194,541 to $2,491,658 in 2009 compared to $2,686,199 in 2008.  The effective tax rate in 2009 and 2008 was 40.0% based on federal and state statutory rates.

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Total revenue increased $51,131,646 or 177.3% to $79,969,474 in 2009 compared to $28,837,828 in 2008.  Recycling revenue increased $54,485,913 or 232.9% to $77,877,987 in 2009 compared to $23,392,074 in 2008.  This is primarily due to our acquisition of the Venture Metals stainless steel recycling business and an increase in shipments of 51.2% in ferrous, partially offset by a decrease in shipments of 12.1% in other nonferrous materials and an average decrease in price of commodities of 22.5%.  Management services revenue decreased $3,322,683 or 68.2% to $1,552,696 in 2009 compared to $4,875,379 in 2008 primarily due to the loss of major customers Circuit City and Mervyn's, both of whom declared bankruptcy and closed.  Equipment sales, service and leasing revenue decreased $31,584 or 5.5% to $538,791 in 2009 compared to $570,375 in 2008.  This decrease is due to a decrease in equipment sales and service and repairs revenue.

Total cost of goods sold increased $49,081,047 or 201.4% to $73,456,031 in 2009 compared to $24,374,984 in 2008.  Recycling cost of goods sold increased $52,727,339 or 269.5% to $72,294,051 in 2009 compared to $19,566,712 in 2008.  This is primarily due to our acquisition of the Venture Metals stainless steel recycling business and an increase of 80.8% in shipments of ferrous, partially offset by a 17.5% decrease in shipments of other nonferrous materials, and to 14.9% lower commodity purchase prices.  Waste services cost of goods sold decreased $3,646,292 or 75.8% to $1,161,980 in 2009 compared to $4,808,272 in 2008 primarily due to the loss of major customers Circuit City and Mervyn's who declared bankruptcy and due to a decrease in the cost of equipment sales.

Selling, general and administrative expenses increased $84,048 or 3.3% to $2,606,476 in 2009 compared to $2,522,428 in 2008.  As a percentage of revenue, selling, general and administrative expenses were 3.3% in 2009 compared to 8.7% in 2008.  The primary drivers of the increase in total expense are increases in sales manager and labor, advertising, commissions, vehicle repairs and maintenance, and depreciation expenses, offset by the decreases in stock bonus and fuel expenses.

Other income/(expense) decreased ($420,393) to other expense of ($304,944) in 2009 compared to other income of $115,449 in 2008 primarily due to a reduction in accounts payable of $156,400 in 2008 and due to the increase in interest expense due to new debt in 2009.

Income tax provision increased $665,059 to $1,440,809 in 2009 compared to $775,750 in 2008.  The effective tax rate in 2009 was 40.0% compared to 37.7% in 2008 based on federal and state statutory rates.

Financial condition at September 30, 2009 compared to December 31, 2008

Cash and cash equivalents decreased $141,541 to $962,301 as of September 30, 2009 compared to $1,103,842 as of December 31, 2008.

We used net cash from operating activities of $3,256,465 for the nine months ended September 30, 2009.  This was primarily due to increases in accounts receivable and inventory, partially offset by the increase in accounts payable and other current liabilities.  The increases in accounts receivable and accounts payable were both due to our acquisition of the Venture Metals stainless steel business.

We used net cash from investing activities of $18,607,575 for the nine months ended September 30, 2009.  We used $10,607,944 for our acquisition of the inventory and fixed assets of Venture Metals.  Additionally, we purchased recycling and rental fleet equipment and shredder system equipment of $8,114,340.  The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market.

Our net cash from financing activities of $21,722,499 for the nine months ended September 30, 2009 is primarily due to the advance of $25,202,887 on our new lines of credit offset by payments on debt of $3,419,300.

Accounts receivable trade increased $12,145,542 or 318.7% to $15,957,026 as of September 30, 2009 compared to $3,811,484 as of December 31, 2008.  This change is due to our acquisition of the Venture Metals stainless steel business and their level of accounts receivable from time to time.

Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale.  We value inventory at the lower of cost or market.  Inventory increased $16,998,443 or 388.9% to $21,369,791 as of September 30, 2009 compared to $4,371,348 as of December 31, 2008.  The primary reason for the increase was the acquisition of  Venture Metals and the stainless steel inventory that became a portion of our assets.

Inventory aging for the period ended September 30, 2009 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Stainless steel alloys	$14,972,606	$ -	$ -	$ 362,775	$ 15,335,381
Ferrous materials	2,820,814	94,350	8,136	43,062	2,966,362
Non-ferrous materials	1,575,900	300,856	61,436	358,633	2,296,825
Shredder replacement parts	-	-	-	593,419	593,419
Waste equipment machinery	2,238	-	-	100,487	102,725
Other	75,079	-	-	-	75,079

	$19,446,637	$ 395,206	$ 69,572	$ 1,458,376	$ 21,369,791

Inventory aging for the year ended December 31, 2008 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Ferrous Materials	$1,364,091	$ 376,684	$ 326,874	$ 94,500	$2,162,149
Non-ferrous materials	990,843	217,591	294,992	529,728	2,033,154
Waste equipment machinery	95,675	-	-	-	95,675
Other	80,370	-	-	-	80,370

	$2,530,979	$ 594,275	$ 621,866	$624,228	$4,371,348

Accounts payable trade increased $9,290,956 or 251.0% to $12,992,851 as of September 30, 2009 compared to $3,701,895 as of December 31, 2008, primarily due to our acquisition of the Venture Metals stainless steel recycling business and their level of accounts payable from time to time.

Working capital increased $1,262,957 to $4,251,829 as of September 30, 2009 compared to $2,988,872 as of December 31, 2008.  The increase was primarily driven by the $12.1 million increase in accounts receivable and the $17.0 million increase in inventories, partially offset by the $16.7 million increase in current maturities of long term debt, the $9.2 million increase in accounts payable, and the $1.9 million in income taxes payable.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2009.

Obligation Description (1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$26,151,464	$12,524,963	$ 9,894,045	$ 3,732,456	$ -
Capital Lease Obligations (2)	40,481	40,481	-	-	-
Operating Lease Obligations (3)	2,073,543	642,543	1,272,000	159,000	-
Total	$28,265,488	$13,207,987	$11,166,045	$ 3,891,456	$ -

(1)  Does not include the short term $5 million non-revolving credit facility modified on October 15, 2009 and coming due December 15, 2009.

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

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $969 are due through September 2010.

Long-term debt, including the current portions thereof, increased $16,783,587 to $26,151,464 as of September 30, 2009 compared to $9,367,877 as of December 31, 2008.

 Impact of Recently Issued Accounting Standards

In December 2007, the Financial Accounting Standards Board (FASB) issued authoritative guidance on business combinations that applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is January 1, 2009.  The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement requires us as an acquirer of the assets of Venture Metals to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in Venture Metals at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement.  Refer to Note 9 of our financial statements for more detailed information about our acquisition of Venture Metals.

In February 2007, the FASB issued authoritative guidance on the fair value option for financial assets and financial liabilities. This guidance provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. This guidance is effective for fiscal years beginning after November 15, 2007, the year beginning January 1, 2008 for us. While we continue to review the provisions of this guidance, we have not yet identified any assets or liabilities for which we currently believe we will elect the fair value reporting option.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities.  This guidance amends and expands the disclosure requirements in the previously issued guidance on accounting for derivative instruments and hedging activities.  The new guidance is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning January 1, 2009 for us, and we have included the required disclosures in Note 4 of our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance entitled "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly" and "Recognition and Presentation of Other-Than-Temporary Impairments".  These two documents were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments.  Additionally, the FASB issued authoritative guidance entitled "Interim Disclosures about Fair Value of Financial Instruments" to require disclosures of fair value of certain financial instruments in interim financial statements.  We do not anticipate the adoption of this guidance will materially impact us.  This guidance is effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009, the quarter ending June 30, 2009 for us.

In May 2009, the FASB issued authoritative guidance on subsequent events.  It is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date--that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  In particular, this Statement sets forth:

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

This Statement is effective for interim and annual periods ending after June 15, 2009, the quarter ending June 30, 2009 for us.

In June 2009, the FASB issued the FASB Accounting Standards Codification (ASC).  Effective this quarter, the ASC became the single source for all authoritative generally accepted accounting principles (GAAP) recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009, the quarter ending September 30, 2009 for us.  The ASC did not change GAAP and did not impact the Company's consolidated financial statements.

Accounting Standards Issued Not Yet Adopted

In June 2009, the FASB issued authoritative guidance on accounting for transfers of financial assets, which is effective for reporting periods beginning after November 15, 2009.  This new guidance limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset.  The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this new guidance.  We expect that the adoption of this new guidance will not have a material effect on our financial position or results of operations.

In June 2009, the FASB issued authoritative guidance on accounting for variable interest entities (VIE), which is effective for reporting periods beginning after November 15, 2009 and changes the process for how an enterprise determines which party consolidates a VIE, to a primarily qualitative analysis.  The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE's economic performance and (2) the obligation to absorb losses  of the VIE or the right to receive benefits from the VIE.  Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings.  We expect that the adoption of this new guidance will not have a material effect on our financial position or results of operations.

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

We are exposed to interest rate risk on our floating rate borrowings. On June 30, 2009, we executed a promissory note, loan agreement and related security documents with Branch Banking and Trust Company in the amount of $5,000,000 for the purpose of financing our ongoing growth.  On October 15, 2009, we executed a note modification agreement for this note, which extended the maturity date to December 15, 2009.  This non-revolving credit facility bears interest at the month LIBOR plus 3.25% per annum, which is to be adjusted monthly on the first day of each month for each LIBOR interest period with a minimum interest rate of 4.5%.  The interest rate as of September 30, 2009 was 4.5%.  This credit facility had $5,000,000 in outstanding borrowings as of September 30, 2009.  We also maintain a $10.0 million senior revolving credit facility with the BB&T which had $4,877,098 in outstanding borrowings as of September 30, 2009.  This revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, which was 4.0% as of September 30, 2009.   On February 11, 2009, we executed a promissory note with BB&T in the amount of $12,000,000 which had $11,517,440 in outstanding borrowings as of September 30, 2009.  This note bears interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%.  As of September 30, 2009, the applicable interest rate was 4%.  Based on our average anticipated borrowings under our credit agreements in fiscal 2009, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, with a corresponding change in cash flows.

Last year, we entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $5.8 million in debt and commenced October 15, 2008 and matures on April 7, 2014. The second swap agreement covers approximately $2.7 million in debt and commenced October 15, 2008 and matures on May 7, 2013.  The third swap agreement covers approximately $571,000 in debt and commenced October 22, 2008 and matures on October 22, 2013.  The three swap agreements fix our interest rate at approximately 5.8%.  At September 30, 2009, we recorded the estimated fair value of the three swaps at approximately $648,000.  We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts.

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

ITEM 4(T):    CONTROLS AND PROCEDURES

(a)        Disclosure controls and procedures.

ISA's management, including ISA's principal executive officer and principal financial officer, have evaluated the effectiveness of our "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934.  Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2009, ISA's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission  (1) is recorded, processed, summarized and reported within the time periods specific in the SEC's rules and forms, and (2) is accumulated and communicated to ISA's management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

(c)     Changes to internal control over financial reporting

With the exception noted below, there were no changes in ISA's internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to affect ISA's internal control over financial reporting.

During the nine months ended September 30, 2009, ISA concluded the acquisition of all the assets of Venture Metals, LLC, in order to enter into the stainless steel and alloys recycling business.  For this new business, ISA purchased a new recycling system software package from a third party vendor and installed it in April 2009.  ISA installed this new software in the New Albany, Seymour, and Campground Road recycling satellite locations on October 1, 2009.  ISA is in the process of conducting an assessment of our new stainless steel recycling business and recycling satellite locations' internal controls over financial reporting for the period between the consummation dates and September 30, 2009, the date of our management's assessment, however, the assessment is not yet complete.

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

               We have no other litigation at this time.

Item 1A. Risk Factors

               We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on September 30, 2009.

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

Item 3.    Defaults upon Senior Securities

               None.

Item 4.    Submission of Matters to a Vote of Security Holders

               By written consent, the following proposal was adopted by the margin indicated:

               (a)  PROPOSAL 1:  Approval of the purchase of the membership interests in 7124 Grade Lane LLC and 7200 Grade Lane LLC by ISA in exchange for, in the aggregate, 500,000 unregistered shares of ISA common stock issued to Harry Kletter Family Limited Partnership.

		Broker Non-Votes
For	Against	And Abstentions
1,904,733	-	1,881,559

Item 5.    Other Information

               None.

Item 6.    Exhibits

               See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: November 16, 2009	/s/ Harry Kletter
Chairman and Chief Executive Officer
(Principal Executive and Financial
Officer)

Date: November 16, 2009	/s/ Alan L. Schroering
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Note Modification Agreement

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended September 30, 2009.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended September 30, 2009.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended September 30, 2009.