Form 10-K
period 2009-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2010-03-22
CIK 4187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 0-20979

INDUSTRIAL SERVICES OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

Florida	59-0712746
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 Grade Lane

P.O. Box 32428

Louisville, Kentucky 40232

(502) 368-1661

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.005 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐  No ☒

Aggregate market value of the 2,254,662 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on June 30, 2009: $14,317,204.

Number of shares of Common Stock, $.005 par value, outstanding as of the close of business on March 19, 2010: 4,286,292.

DOCUMENT INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

PART I

Item 1. Business.

General

Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms), is a Louisville, Kentucky-based recycler of stainless steel, ferrous, and non-ferrous scrap and provider of waste services. We have two principal business segments: recycling and waste services. The recycling segment collects, purchases, processes and sells stainless steel, ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, smelters, foundries, metal brokers and exporters. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our shredding, sorting, shearing, cutting, and baling operations. Within the recycling segment, our alloys division specializes in the purchasing, processing and sale of stainless steel, nickel-based and high-temperature alloys. Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum and brass.

The waste services segment provides waste management services including contract negotiations with service providers, centralized billing, invoice auditing and centralized dispatching. Waste services also rents, leases, sells, and services waste handling and recycling equipment.

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

ISA Recycling Operating Division

Since October 2005, we have focused much of our attention on our recycling business segment. We sell processed ferrous and non-ferrous scrap material, including stainless steel, to end-users such as steel mini-mills, integrated steel makers and foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shearing, cutting, shredding and/or baling. We also continue to focus on initiating growth in our waste management business segment, which includes management services and waste and recycling equipment sales, service and leasing.

In 2009, we expanded into the stainless steel recycling market for super alloys and high-temperature metals by purchasing inventories and related equipment from Venture Metals, LLC and hiring two of its key executives. We buy, remelt, and sell stainless steel and high-temperature alloys to steel mills like North American Stainless, our primary customer. The Venture Metals asset purchase is the latest in a series of actions we have undertaken to position ourselves for strategic growth. The multi-million dollar shredder project, completed in June 2009, expands our processing capacity, offers specialty grades of scrap and improves end-product quality. The shredder began operations on July 1, 2009.

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

Ferrous Scrap Processing - We prepare ferrous scrap material for resale through a variety of methods including sorting, shearing, cutting, shredding and baling. We produce a number of differently sized, shaped and graded products depending upon customer specifications and market demand.

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

Shredding – We shred large pieces of ferrous scrap material, such as automobiles and major appliances, in our shredder by hammermill action into pieces of a workable size that pass through magnetic separators to separate metal from synthetic foam, fabric, rubber, stone, dirt, etc. The metal we recover from the shredding process we sell directly to customers or reuse in some other metal blend. The substantially non-metallic residue by-product is usually referred to as “automobile shredder residue” (ASR) or “shredder fluff”. We dispose of the non-metal components, which can reduce the volume of the scrap as much as 25.0%, in a landfill. We began using the shredder system July 1, 2009.

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

Non-Ferrous Operations

Non-Ferrous Scrap Purchasing - We purchase non-ferrous scrap from two primary sources: (i) industrial and commercial non-ferrous scrap material providers who generate or sell waste aluminum, copper, stainless steel, other nickel-bearing metals, brass and other metals; and (ii) peddlers, scrap dealers, generators and collectors who deliver directly to our facilities material that they collect from a variety of sources. We also collect non-ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes at these sources. We subsequently transport the boxes to our processing facilities.

Non-Ferrous Scrap Processing - We prepare non-ferrous scrap metals, principally aluminum, copper, brass and stainless steel to sell by sorting, shearing, cutting, shredding or baling.

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

Shredding – We shred large pieces of nonferrous scrap material, such as steel drums, copper and aluminum cable, tubing, sheet metal, extrusions, and baled aluminum, in our shredder by hammermill action into pieces of a workable size that pass through magnetic separators to separate metal from synthetic foam, fabric, rubber, stone, dirt, etc. The metal we recover from the shredding process we sell directly to customers or reuse in some other metal blend. We dispose of the non-metal components, which can reduce the volume of the scrap as much as 25.0%, in a landfill. We began using the shredder system July 1, 2009.

Baling - We process non-ferrous metals such as aluminum cans, sheet and siding by baling these materials into large uniform blocks. We use front-end loaders and conveyors to feed the material into a hydraulic press, which compresses the material into uniform blocks.

Non-Ferrous Scrap Sales - We sell processed non-ferrous scrap material to end-users such as foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, steel mini-mills, integrated steel makers, steel foundries and refineries, and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap materials change based upon the daily publication of spot and futures prices on COMEX or the London Metals Exchange.

Waste Services Operations

Our Waste Services operations are in the business of commercial, retail and industrial waste and recycling management services (CWS) and commercial and industrial waste and recycling handling equipment sales, rental and maintenance (WESSCO). CWS offers a “total package” concept to commercial, retail and industrial customers for their waste and recycling management needs. Combining waste reduction and diversion, and waste equipment technology, CWS creates waste and recycling programs tailored to each customer’s needs. The services we offer include locating and contracting with a hauling company and recycler at a reasonable cost for each participating location. CWS does not own waste-transporting trucks or landfills. We do not operate or partner with any of the national hauling or recycling companies, and none of these companies own us. We are able to maintain a neutral position for the benefit of our customers. We have designed and developed proprietary computer software that provides our personnel with relevant information on each customer’s locations, as well as pertinent information on service providers, disposal rates, costs of equipment, including installation and shipping, disposal rates and recycling prices. This software has allowed us to build a database for serving our customers that have locations nationwide as well as in Canada. This software enables us to generate detailed monthly customized billing reports, and price tracking to accommodate our customers’ needs.

Our management services division provides our customers evaluation, management, monitoring, auditing and cost reduction of non-hazardous solid waste removal and recycling activities. CWS has developed a network of 1,049 hauling, landfill, recycling and equipment manufacturing and maintenance service providers throughout the United States and Canada. Through this network, we are able to provide pricing estimates for current and potential customers. CWS customer service representatives have access to this information through the computer software designed and developed to enhance the value offered to our customers. Through this information retrieval system and database, customer service representatives can review the accuracy of recent billings for hauling, landfill and recycling rates.

By offering competitively priced waste and recycling handling equipment from a number of different manufacturers, WESSCO is able to tailor equipment packages for individual customer needs. We do not manufacture any equipment, but we do refurbish, recondition and add options when necessary. We sell, rent and repair all types of industrial and commercial waste and recycling handling equipment such as compactors, balers and containers.

“Total Package” Concept

We record revenues and costs in the period of delivery. Our management services division has third party service providers providing same day service for all waste removal and recycling services for our customers. Our recycling division purchases ferrous and nonferrous materials, cardboard and paper on a daily basis. We record these purchases in the period received. We record revenue and cost in the period of delivery. The products or services have value to the customer on a standalone basis. These services make up the “total package” concept.

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

During 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to Industrial Logistic Services, LLC, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement.

During 2008, we added a location near our Grade Lane site. We purchased the former Allied System truck terminal at 6709 Grade Lane. The 20,182 square foot facility sits on a 4.4 acre asphalted parking area. ISA Logistics and WESSCO occupy this property, relocated from the main Louisville location, creating room for the new shredder and related maintenance equipment. In September, 2009, we completed the widening of Grade Lane to three lanes along our property, allowing traffic to move more freely and safely. The road improvements accommodate our growth from the $10 million shredder project. The shredder began operations on July, 1, 2009. It shreds ferrous and non ferrous scrap for domestic and international consumers. We can also use the shredder for a disaster plan by handling materials prior to landfill disposal and recycling purposes.

In January, 2009, we expanded into the stainless steel and high-temperature alloys recycling business by purchasing inventories from Ventures Metals, LLC for $9,109,059, agreeing to lease its processing equipment and facilities on Camp Ground Road in Louisville, Kentucky and in Mobile, Alabama, and hiring key executives to head up a new ISA Alloys division. On April 2, 2009, we completed the acquisition of the Camp Ground Road property consisting of 5.67 acres plus improvements from Luca Investments, LLC, an affiliate of Venture Metals, for a purchase price of $2,067,041, comprised of $1,267,041 in cash and 200,000 shares of our common stock, valued at $4.00 per share on April 2, 2009. On April 13, 2009, we concluded the purchase of the fixed assets of Venture Metals, LLC for $1,498,885, less the rental we paid at $15,000 per month from February 11, 2009 through April 2, 2009 for use of the fixed assets.

In March, 2009, we transformed the Camp Ground Road location into a full-service recycling material receiving facility. We use this property as a transfer station for ferrous and nonferrous material. In June 2009, we closed the Mobile, Alabama office.

In September, 2009, we purchased two tracts of real estate on Grade Lane near the current Grade Lane site through the acquisition of all outstanding membership interests in 7124 Grade Lane LLC and 7200 Grade Lane LLC, each a Kentucky limited liability company, owned by Harry Kletter Family Limited Partnership, a Kentucky limited partnership. Mr. Kletter is our chairman and chief executive officer and the general partner of Harry Kletter Family Limited Partnership. One tract (7124 Grade Lane) contains the shredder, and the other tract (7200 Grade Lane) provides a new entrance for the shredder and ISA Alloys. We built new scales on this site, and ISA Alloys uses the space to store inventory. With respect to the purchase of the membership interests in 7200 Grade Lane LLC, we provided to the limited partnership 367,187 shares at $6.40 per share for a purchase price of $2,349,996.80 and with respect to the purchase of the membership interests in 7124 Grade Lane LLC, we provided to the limited partnership 132,813 shares at $6.40 per share for a purchase price of $850,003.20.

In November, 2009, we moved the ISA Alloys division from the Camp Ground Road location to 7100 Grade Lane.

Industry Background

Our operations primarily involve the collection and processing of ferrous and non-ferrous scrap metals, including stainless steel. We collect industrial scrap metal and obsolete scrap metal, process it into reusable forms and supply the recycled scrap metals to our customers. Since October 2005, we have focused much of our attention on our recycling business segment. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers and foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shearing, cutting, shredding and/or baling.

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

In addition to increasing landfill costs, regulatory measures and more stringent control of material bound for disposal are making the management of solid waste an increasingly difficult problem. The United States Environmental Protection Agency is expected to continue the present trend of restricting the amount of potentially recyclable material bound for landfills. Many states have passed, or are contemplating, measures that would require industrial and commercial companies to recycle a minimum percentage of their waste stream and restrict the percentage of recyclable materials in any commercial load of waste material. Many states have already passed restrictive regulations requiring a plan for the reduction of waste or the segregation of recyclable materials from the waste stream at the source. ISA management believes that these restrictions may create additional marketing opportunities as waste disposal needs become more specialized. Some large industrial and commercial companies have hired in-house staff to handle the solid waste management and recycling responsibilities, but have found that without adequate resources and staff support, in-house handling of these responsibilities may not be an effective alternative. We offer these establishments a solution to this increasing burden.

Competition

The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. The weaker economy, the reduction in automobile production, and fewer construction projects have resulted in a reduced supply of scrap metal available. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. We compete for the purchase and sale of scrap metal with large, well-financed recyclers of scrap metal as well as smaller metal facilities and brokers/dealers. Although we continue to expand our facilities and increase our processing efficiencies, including the completion of the shredder system in 2009, certain of our competitors have greater financial, marketing and physical resources. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.

On a commercial/industrial waste management level, we have competition from a variety of sources. Much of it is from companies that concentrate their efforts on a regional level. We believe that with the proprietary database of regional and national pricing, we will maintain our edge on a national basis.

There has been increased competition from national hauling and recycling companies. The large national hauling and recycling companies often attempt to handle all locations for a “national chain” customer. This scenario poses a potential conflict of interest since these hauling companies and recyclers can attain greater profitability from increases in hauling and disposal revenues and fluctuations in recycling prices. In addition to having an interest in higher hauling and disposal rates, the national hauling companies do not have operations in every community. Additionally, we have encountered evidence of some reluctance from independent hauling and recycling companies to work with national hauling and recycling companies for locations not serviced by these national companies.

There is also competition from some equipment manufacturers. The primary interest of these companies is selling, leasing and renting equipment and offering management services in order to secure these sales or leases. There is a cost involved in using the equipment and the money saved must justify the amount spent on this equipment.

An important difference between us and the majority of our competition is our management process. Our systematic approach attempts to provide consistent results for the customer. At the implementation stage, we actively bid out every location that a new customer requests. We repeat this bidding process any time a customer receives notice of an undocumented price increase or at regular intervals as indicated in the contract. At subsequent stages, we will evaluate a customer’s solid waste and recycling program and provide alternatives for improvement.

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

Employees

As of December 31, 2009, we had one hundred sixty-five (165) full-time employees as follows: recycling 81, management services 9, sales/leasing 3, drivers 17, maintenance 16, and administration/information technology 39. None of our employees are a member of a union.

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

Subsequent Events

On March 12, 2010 we executed a commitment letter with a bank to put in place a revolving credit facility in the amount of $20,000,000 for the purpose of replacing a promissory note, loan agreement and related security documents in the amount of $12,000,000, and the $10,000,000 senior revolving credit facility. In addition, the commitment provides for a $5,000,000 term loan modification. We plan to use the proceeds of the revolving credit facility for funding temporary fluctuations in accounts receivable of most of our customers and inventory. We must close on the commitment by April 15, 2010.

With respect to the revolving credit facility, the anticipated interest rate will be one month LIBOR plus two and fifty one-hundredths percent (2.50%) per annum adjusted monthly on the first day of each month with a floor of three and one half percent (3.50%). The proposed term of the revolving credit facility will be three years and one day. We will be able to draw the lesser of $20,000,000 or the borrowing base, consisting of the sum of 80.0% of eligible accounts plus 55.0% of eligible inventory up to $10,000,000. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility we will provide a first priority security interest in the accounts receivable from most of our customers and inventory. We will cross collateralize this revolving line of credit with the $5,000,000 term loan, an existing rental fleet loan in favor of the bank and a $500,000 purchasing credit card commitment, in addition to all other existing debt we owe to the bank.

The $5,000,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Accrued interest is payable monthly with the first such payment commencing 30 days from the date of closing. The outstanding balance under the term loan plus accrued interest is due at maturity 90 days from the closing date. However in lieu of the interest-only period, we may choose to pay principal plus accrued interest monthly commencing 30 days from the modification date of the term loan with one final payment due on April 7, 2014. As security for the modified term loan we are proving a first priority security interest in all equipment other than the rental fleet that we own. In addition we will provide a first mortgage on the property at the following locations: 3409 Campground Road, 6709, 7023, 7025, 7101, 7103 and 7110 Grade Lane, Louisville Kentucky, 1565 East Fourth Street, Seymour, Indiana and 1617 State Road 111, New Albany, Indiana. In addition we will cross collateralize this term loan with our revolving credit facility, the rental fleet loan, the $500,000 purchasing credit card commitment and all other existing debt we owe to the bank.

We will have to satisfy certain financial and other covenants that the bank will provide for in the final loan documents.

The bank may void the commitment for, among other reasons, a bankruptcy event against us, a payment default for money borrowed, and unacceptable changes in our management.

ITEM 1A. RISK FACTORS

Risk Factors

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, in particular, certain statements about our plans, strategies and prospects. Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that such plans, intentions or expectations will be achieved. Important factors that could cause our actual results to differ materially from our forward-looking statements include those set forth in this Risk Factors section. All forward-looking statements attributable to us or any persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth below. Unless the context requires otherwise, all references to the “company,” “we,” “us” or “our” include Industrial Services of America, Inc. and subsidiaries.

If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

Risks Related to Our Operations

Our business has increasing involvement in stainless steel, ferrous, non-ferrous and fiber recycling. Changes in prices, demand, including foreign demand, regulation, economic slowdowns or increased competition could result in a reduction of our revenue and consequent decrease in our common stock price.

Many companies offer or are engaged in the development of products or the provisions of services that may be or are competitive with our current products or services, although we do not believe any competition offers the unique mixture of the services and products we provide in the waste management and scrap recycling areas. Many entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we possess in the stainless steel, ferrous, non-ferrous and fiber recycling businesses. In addition, the industry is constantly changing as a result of consolidation that may create additional competitive pressures in our business environment.

Volatility in market prices of our scrap metal recycling inventory may adversely affect our business.

We make certain assumptions regarding future demand and net realizable value in order to assess that we record our stainless steel, ferrous, non-ferrous and fiber recycling inventory properly at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline due to the cyclicality of the business or otherwise, we would re-assess the recorded net realizable value of such inventory and make any adjustments we feel necessary in order to reduce the value of such inventory (and increase cost of goods sold) to the lower of cost or market.

As of January 4, 2010, we began using the specific identification method of valuing inventory. See Note 1 in the notes to the financial statements.

An increase in the price of fuel may adversely affect our business.

Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our shredder, fleet of cranes and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors. During 2007 and 2008, we experienced increases in the cost of fuel and other petroleum-based products, although these prices decreased in later 2008 and 2009. A portion of these increases we passed on to our customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. Although fuel costs decreased in 2009 compared to 2008, due to political instability in oil-producing countries, fuel prices may increase again in 2010. A significant increase in fuel costs could adversely affect our business.

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

Our success is dependent on the management and leadership skills of our senior management team. We have entered into employment agreements with our president and chief operating officer, Brian Donaghy, our vice president of ISA Recycling, James Wiseman III, and our vice president of ISA Alloys, Steve Jones. The loss of any members of our management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.

The concentration of our customers and our exposure to credit risk could have a material adverse effect on the our results of operations and financial condition.

Sales to North American Stainless, our largest customer, represented approximately 68.6% of our net sales for the year ended December 31, 2009. Our cash flow experiences a significant decline between the time we acquire scrap metal for processing and the time we receive payment for these goods. The loss of a significant customer or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

Our debt may increase our vulnerability to economic or business downturns.

We are vulnerable to higher interest rates because interest expense on certain of our borrowings is based on margins over a variable base rate. We may experience material increases in our interest expense as a result of increases in general interest rate levels. If we were to breach covenants in our lending facilities, our lenders could exercise their remedies related to any material breaches, including acceleration of our payments and taking action with respect to their loan security.

From time to time, we have relied upon and will rely on borrowings under various credit facilities and from other lenders to operate our business. However, the recent financial crisis has adversely affected many financial institutions and, as a result, such financial institutions have ceased or reduced the amount of lending they have made available to their customers. As a result, we may not have the ability to borrow from other lenders to operate our business.

Seasonal changes may adversely affect our business and operations.

Our operations may be adversely affected by periods of inclement weather, which could decrease the collection and shipment volume of recycling materials.

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

Item 2. Properties.

Related Parties Agreements – K&R

On February 16, 1998 our Board of Directors ratified and formalized an existing relationship in connection with (i) our leasing of facilities from K&R, LLC and (ii) the provision of consulting services from K&R to us. K&R is our affiliate because our Chief Executive Officer is our principal shareholder and he owns 100.0% of K&R.

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

The initial term of the K&R lease was for ten years with two five-year option periods available thereafter. In 2007, we extended this lease agreement for five years per the terms of the lease. The base rent for the first five years was $450,000 per annum. The rent for the second five years, beginning January 1, 2003, became $505,272 per annum, payable at the beginning of each month in an amount equal to $42,106. The rent for the third five years, beginning January 1, 2008, became $582,000 per annum, payable at the beginning of each month in an amount equal to $48,500. This fixed minimum rent adjusts each five years, including for each of the option periods, in accordance with the consumer price index. The fixed minimum rent also increases to $750,000 per annum, in an amount equal to $62,500 per month in the event of our change in control. We must pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. The K&R lease provides for our indemnification of K&R for all damages arising out of our use of or the condition of the leased premises excepting therefrom K&R’s negligence.

In 2004, we paid for repairs totaling $302,160 that we made to the buildings and property that we lease from K&R, located at 7100 Grade Lane, Louisville, Kentucky. K&R executed an unsecured promissory note, dated March 25, 2005 but effective December 31, 2004, to us for the principal sum of $302,160. K&R makes payments on the promissory note of principal and interest in ninety-six (96) monthly installments of $3,897.66. The rate of interest is five and one-half percent (5.5%) per annum. Failure of K&R to make any payment when due under this note within fifteen (15) days of its due date shall constitute a default. After the fifteen day period, the note shall bear interest at a rate equal to fifteen percent (15.0%) per annum and we have the right to exercise our remedies to collect full payment of the note.

In an addendum to the K&R lease as of January 1, 2005, the rent was increased $4,000 as a result of the improvements made to the property in 2004. For years 2005 through 2009, the payments to K&R by the Company of $4,000 for additional rent and the monthly payment from K&R to the Company of $3,897.66 for the promissory note were offset.

K&R Consulting Agreement. The K&R consulting agreement remains in effect until December 31, 2010, with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. K&R shall provide strategic planning for mergers and acquisitions. We pay to K&R $240,000 in equal monthly installments of $20,000 in connection with the K&R consulting activities.

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

Lease and Sublease Agreements – Lexington

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

Property Purchase – Camp Ground Road, Louisville, Kentucky

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

We completed the acquisition of the real property at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals, on April 2, 2009. Under the agreement, we purchased the property and improvements thereon consisting of 5.67 acres with a 7,875 square foot building located thereon. We paid $2,067,041 for the property, comprised of $1,267,041 in cash and 200,000 shares of ISA common stock priced at the per share NASDAQ last sale price of $4.00, as quoted on NASDAQ at 10:30 a.m. (EDT) on April 2, 2009. We originally determined the purchase price for the real estate based on internal analyses as to the value of the property. Subsequently, we had an independent, third-party appraisal completed on the property, which resulted in an adjustment to the purchase price allocation to the property. BB&T provided credit to us under our $10,000,000 line of credit with BB&T funding the cash portion of the purchase price.

Property Purchase – Grade Lane, Louisville, Kentucky

On September 10, 2009 we completed the acquisition of all outstanding membership interests in 7124 Grade Lane LLC and 7200 Grade Lane LLC, each a Kentucky limited liability company, owned by Harry Kletter Family Limited Partnership, a Kentucky limited partnership. Mr. Kletter is our chairman and chief executive officer and the general partner of Harry Kletter Family Limited Partnership.

7124 Grade Lane LLC and 7200 Grade Lane LLC own properties at 7124 Grade Lane and 7200 Grade Lane, Louisville, Kentucky, respectively. Prior to the consummation of the acquisition of the interests in the limited liability companies on September 10, 2009, Harry Kletter Family Limited Partnership owned all the membership interests in each of 7124 Grade Lane LLC and 7200 Grade Lane LLC. We acquired these membership interests, and in effect the properties, due to their strategic location adjacent to 7100 Grade Lane, Louisville, Kentucky where we have our principal operations and headquarters and recently completed the construction of a new shredder system and part of the installation rests on the property.

As described in each agreement and plan of share exchange, one by and among the limited partnership, 7124 Grade Lane LLC and us and the second among the limited partnership, 7200 Grade Lane LLC and us, we exchanged in the aggregate 500,000 newly-issued, unregistered shares of its $.005 par value common stock for all the outstanding membership interest in the two limited liability companies. These shares do not have any registration rights. With respect to the purchase of the membership interests in 7200 Grade Lane LLC, we provided to the limited partnership 367,187 shares at $6.40 per share for a purchase price of $2,349,996.80 and with respect to the purchase of the membership interests in 7124 Grade Lane LLC, we provided to the limited partnership 132,813 shares at $6.40 per share for a purchase price of $850,003.20. The transaction did not involve financing provided by any financial institutions.

An independent, third-party appraiser located in Louisville, Kentucky, provided an appraisal for each property to assist us in determining the purchase price for the membership interests in the limited liability companies. As of the date of the appraisals on July 3, 2009, the property at 7124 Grade Lane had an “as is” estimated market value of $850,000 while the property located at 7200 Grade Lane had an “as is” estimated market value of $2,350,000. The respective purchase prices paid in the form of our shares to the limited partnership for the 7124 Grade Lane LLC and 7200 Grade Lane LLC were $850,003.20 and $2,349,996.80, respectively, as evidenced by the 132,813 shares and 367,187 shares of our common stock at the per share price of $6.40.

The transaction received approval of our audit committee comprised of independent directors, the board of directors, without the participation of Harry Kletter, our chairman and chief executive officer and also the general partner of the limited partnership, and a majority of the outstanding shares of our common stock by written consent. Because of the relationship between Harry Kletter and us, NASDAQ rules required the approval of our stockholders.

Although the form of transaction involved the exchange of our unregistered securities for interests in the limited liability companies, the substance of the transaction was the purchase of two tracts of real estate from the limited partnership. Each limited liability company is a special purpose entity formed solely to hold its respective real estate tract to provide greater liability protection. The only income generated from these tracts was an immaterial amount of $6,000 a month through August 2011 from a lease of four acres of the 7200 Grade Lane tract. Effectively these limited liability companies had no operating assets and were therefore not operating businesses.

Item 3. Legal Proceedings.

Finalized Litigation

In May 2006, All American Recycling, known as AAR, and its owners, R.D. Burton and Donna Burton filed a lawsuit in Jefferson County, Kentucky Circuit Court against us and K&R Resources LLC (All American Recycling, Inc. and R.D. Burton and Donna Burton v. Industrial Services of America, Inc., et. al., Jefferson Circuit Court, Case No. 06-C-04701), as further described in the Form 10-Q for the period ended September 30, 2008. Both parties entered into a settlement agreement as described in the 8-K dated February 18, 2009. By March 31, 2009, All American Recycling, Inc. had vacated the premises at Grade Lane, Louisville, Kentucky that it had subleased from us pursuant to the settlement agreement we entered into with All American Recycling, Inc. on February 2, 2009.

We have renovated the Camp Ground Road facility and it is now a full-service yard providing ferrous, non-ferrous and stainless material for the Grade Lane operations. After AAR vacated the Grade Lane premises, we relocated the stainless steel inventory operations from the Camp Ground Road location to the vacated premises on Grade Lane.

Pending Litigation

On January 4, 2007, Lennox Industries, Inc., a commercial heating and air-conditioning manufacturer, filed a suit against us in Lennox Industries, Inc. v. Industrial Services of America, Inc., Case No. CV-2007-004 in the Arkansas County, Arkansas Circuit court in Stuttgart, Arkansas. Lennox in its Second Amended Complaint currently alleges breach of contract, negligence, and breach of fiduciary duty arising from our alleged miscategorization of Lennox’s scrap metal and mismanagement of the scrap metal recycling operations at three Lennox plants during the contract period April 18, 2001 through November 2005.

We filed a Motion for Summary Judgment in October, 2009, which the court denied in February, 2010. Discovery by the parties is still ongoing. There are currently no dates set for either a mediation or a jury trial. We are vigorously defending all of Lennox’s claims as we believe the claims to be without merit.

Item 4. Reserved.

Item 4a. ISA Executive Officers.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations

Harry Kletter	1983	83

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

Brian Donaghy	August 2007	34

President and Chief Operating Officer since August 2007 and Board of Directors Member beginning June 2009. Mr. Donaghy served as ISA’s acting COO from January 1, 2007 through August 2007. Prior to his appointment to that position, Mr. Donaghy was a consultant to ISA Recycling. From 2001 to 2007, he owned and operated Industrial Logistic Services, LLC, a scrap metal and waste transportation company located at ISA’s Louisville headquarters, the assets of which he has sold to ISA in 2007. ILS had approximately 30 employees and total revenues of $2.0 million in 2007 and 2006.

Alan L. Schroering	2000	45

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

Steve Jones	2009	39

Vice President of Operations – ISA Alloys since June 1, 2009. Mr. Jones joined ISA in 2009 from Venture Metals, LLC in Louisville, Kentucky, which he co founded in 2006 with Mr. Jeff Valentine. Mr. Jones managed approximately 25 employees at Venture Metals, LLC, and the company had total revenues of $161.7 million in 2008 and $145 million in 2007. Mr. Jones is a 16 year veteran of the stainless and superalloy industry having been in various capacities with ELG from 1997-2006, ending as General Manager, and with Astromet from 1993-1997. Mr. Jones is responsible for all operations, purchasing and trading for ISA Alloys.

James K. Wiseman, III	August 2007	56

Vice President of ISA Recycling since August 2007. Midwest Metals, Inc., a privately-held company in Louisville, Kentucky, employed Mr. Wiseman from May 1997 to March 2007 as general manager of the physical scrap operation and trader of non-ferrous metals. While at Midwest Metals, Inc., Mr. Wiseman directly managed six employees. Mr. Wiseman has held various management positions within the recycling business since 1976.

None of the above officers is related to any other. With respect to certain arrangements with certain officers of ISA relating to executive compensation, see section entitled “Executive Compensation - Certain Transactions” in ISA’s Proxy Statement for the 2010 Annual Meeting of Shareholders as incorporated herein by reference at Item 11.

PART II

Item 5. Market for ISA’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Effective August 29, 1996, the $.01 par value ISA common stock became listed on the Small Cap Market (the “Small Cap Market”) of the NASDAQ Stock Market under the symbol “IDSA.” Prior to August 29, 1996, our common stock traded on the Over the Counter Bulletin Board operated by the National Association of Securities Dealers, Inc. High and low sales price of the common stock price is summarized as follows:

	2009		2008		2007

Quarter Ended	High	Low	High	Low	High	Low

March 31	$7.79	$3.60	$11.27	$6.00	$7.22	$5.37
June 30	$7.15	$3.71	$17.74	$8.82	$17.19	$6.84
September 30	$9.03	$6.06	$19.50	$8.30	$14.51	$8.76
December 31	$11.83	$8.20	$10.38	$4.37	$13.38	$7.36

There were approximately 355 shareholders of record as of December 31, 2009.

Until August 8, 2000, we had always had a policy intending that we would retain earnings to help finance our expansion programs. On August 8, 2000, our Board of Directors approved a change in the dividend policy whereby our Board of Directors could declare dividends. Our Board of Directors did not declare any dividends in 2009. The Board of Directors, at its regular annual meeting June 26, 2008, declared a cash dividend payment of ten cents ($0.10) per common share of stock for shareholders of record as of July 31, 2008, with a payment date of August 21, 2008.

Under our loan agreement with Branch Banking and Trust Company, our Board of Directors does not have the discretionary power to declare dividends or pay any dividends without the prior written consent of BB&T.

On November 15, 2005, our Board of Directors authorized a new program to repurchase up to 200,000 shares of our common stock at current market prices. We did not repurchase any shares in 2009. In 2008 we repurchased 55,607 shares, in 2007 we repurchased 40,000 shares, and prior to 2007, we repurchased 15,509 shares under this program.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

Aug-07	20,000	$9.9229	35,509	164,491
Dec-07	20,000	$7.7257	55,509	144,491
Mar-08	19,753	$8.2823	75,262	124,738
May-08	9,854	$11.4170	85,116	114,884
Sept-08	26,000	$9.7902	111,116	88,884

Item 6. Selected Financial Data.

Selected Financial Data

	2009	2008	2007	2006	2005

(Amounts in Thousands, Except Per Share Data)
Year ended December 31:
Total revenue	$181,052	$100,042	$76,956	$62,082	$117,382

Net income	5,285	1,528	2,564	2,188	1,102

Earnings per common share:
Basic	$1.37	$0.43	$0.71	$0.61	$0.31

Diluted	$1.37	$0.43	$0.71	$0.61	$0.31

Cash dividends declared per common share	$—	$0.10	$0.10	$—	$—

At year end:
Total assets	$66,674	$28,791	$26,285	$19,332	$17,884

Long-term debt and capital lease obligations, net of current maturities	$16,654	$8,531	$8,495	$2,858	$153

During 2009, we acquired Venture Metals, LLC. See Note 13 in the Notes to Consolidated Financial Statements for more information regarding this acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The following discussion and analysis should be read in conjunction with the information set forth under Item 6, “Selected Financial Data” and our consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Please see Item 1A, “Risk Factors” for items that could affect our financial predictions, forecasts and projections.

General

We are primarily focusing our attention now and in the future towards our recycling business segment. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shearing, shredding, cutting and/or baling. We will also continue to focus on initiating growth in our management services business segment and our waste and recycling equipment sales, service and leasing division.

In 2009, our recycling segment expanded into the stainless steel recycling market for super alloys and high temperature metals by purchasing inventories and related equipment from Venture Metals, LLC and hiring two of its key executives. We buy, re-melt, and sell stainless steel and high-temperature alloys to steel mills like North American Stainless, our primary customer. The Venture Metals asset purchase is the latest in a series of actions we have undertaken to position ourselves for strategic growth. The multi-million-dollar shredder project, completed in June 2009, expands our processing capacity, offers specialty grades of scrap and improves end-product quality. The shredder began operations on July 1, 2009.

Despite the loss of two major customers in 2008, we continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers. Currently, we service approximately 690 customer locations throughout the United States and we utilize an active database of over 6,900 vendors to provide timely, thorough and cost-effective service to our customers.

Although our focus is principally on the recycling industry, our goal is to remain dedicated to the recycling, management services, and equipment industry as well, while sustaining steady growth at an acceptable profit, adding to our net worth, and providing positive returns for stockholders. We intend to increase efficiencies and productivity in our core business while remaining alert for possible acquisitions, strategic partnerships, mergers and joint-ventures that would enhance our profitability.

We have operating locations in Louisville, Kentucky, and Seymour and New Albany, Indiana. We do not have operating locations outside the United States.

Liquidity and Capital Resources

As of December 31, 2009, we held cash and cash equivalents of $713,062.

On February 11, 2009, we executed a promissory note, loan agreement and related security documents with Branch Banking and Trust Company in the amount of $12,000,000 for the purpose of financing our acquisition of inventory and fixed assets from Venture Metals, and real estate at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals. The original maturity date of this note was February 11, 2010, which BB&T extended to March 24, 2010 in conjunction with a note modification agreement and then to April 24, 2010 in conjunction with a commitment letter for a new revolving credit facility that we anticipate closing in the second quarter of 2010. Interest is payable monthly commencing March 11, 2009, and the note shall bear interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4.0%. As of December 31, 2009, the applicable interest rate was 4.0% since the calculated rate was 2.48%. All our assets (except rental fleet equipment) secure this note. As a result of this note and related loan documents, we and BB&T undertook amendments to existing security agreements related to a $10,000,000 borrowing line from BB&T, dated December 22, 2006, a BB&T Bankcard Corporation Commercial Card Application and BB&T Bankcard Corporation Commercial Card Plan Agreement, executed December 9, 2003 and December 8, 2003, and a $6,000,000 equipment loan to purchase our shredder system and complimentary facility improvements, dated May 7, 2008, so as to provide that the security for each of the above loans also secures the $12,000,000 loan of February 11, 2009.

We currently maintain a $10.0 million senior revolving credit facility with BB&T with an outstanding principal balance as of December 31, 2009 of $8,166,917. This revolving credit facility has a three-year term expiring January 1, 2012, provides for advances of up to eighty percent (80.0%) of our eligible accounts receivable and up to thirty five percent (35.0%) of eligible inventory, and up to one hundred percent (100.0%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment. The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, and is secured by all our assets (except rental fleet equipment). The revolving credit facility contains certain restrictive and financial covenants. At December 31, 2009, we were in compliance with two of the three restrictive covenants, and we received a waiver from BB&T for failing to meet the cash flow or EBIDTA requirement. The entire amount of our credit facility less our outstanding borrowings was available for borrowings.

On May 14, 2008, we executed a new loan agreement with BB&T in the amount of $6.0 million to finance the purchase of our shredder system and complementary facility improvements. The security for this facility is the shredder and assets being purchased. Our Board approved the acquisition and installation of the shredder system and complementary facility improvements on June 21, 2007. The note has a term beginning May 2008 and originally expiring November 2013. Until October 15, 2008, the facility bore interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum. The facility originally provided for interest only monthly payments which commenced June 7, 2008 and continued through November 7, 2008. Effective October 15, 2008, we converted this revolving credit facility into a fixed interest rate of 5.89% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation. The maturity date under this revised agreement is April 2014. The repayment terms are interest only paid in 6 monthly payments starting on November 7, 2008 and continuing through April 7, 2009, principal paid in twelve (12) monthly payments of $37,636.11 plus interest commencing on May 7, 2009 and continuing through April 7, 2010, principal paid in 12 monthly payments of $39,957.42 plus interest commencing on May 7, 2010 and continuing through April 7, 2011, principal paid in 12 monthly payments of $42,421.91 plus interest commencing on May 7, 2011 and continuing through April 7, 2012, principal paid in 12 monthly payments of $45,038.40 plus interest commencing on May 7, 2012 and continuing through April 7, 2013, principal paid in eleven (11) monthly payments of $47,816.27 plus interest commencing on May 7, 2013 and continuing through March 7, 2014, with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014. The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.5 million being due on or before April 7, 2014, at which time we anticipate that we will refinance. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At December 31, 2009, we were in compliance with two of the three restrictive covenants, and we received a waiver from BB&T for failing to meet the EBIDTA requirement.

On May 14, 2008, we executed a new loan agreement with BB&T in the amount of $3.0 million secured by our rental fleet equipment. This note replaces the $2.0 million rental fleet loan with Fifth Third Bank. Until October 15, 2008, indebtedness under this loan agreement accrued interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum. Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013. Effective October 15, 2008, we converted this revolving credit facility with a variable interest rate into a fixed interest rate of 5.65% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation. The maturity date under this revised agreement is May 2013. The repayment terms are principal paid in twelve (12) monthly payments of $19,673.54 plus interest commencing on November 7, 2008 and continuing through October 7, 2009, principal paid in 12 monthly payments of $20,835.07 plus interest commencing on November 7, 2009 and continuing through October 7, 2010, principal paid in 12 monthly payments of $22,065.17 plus interest commencing on November 7, 2010 and continuing through October 7, 2011, principal paid in 12 monthly payments of $23,367.89 plus interest commencing on November 7, 2011 and continuing through October 7, 2012, principal paid in six (6) monthly payments of $24,747.53 plus interest commencing on November 7, 2012 and continuing through April 7, 2013, with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013. The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At December 31, 2009, we were in compliance with two of the three restrictive covenants, and we received a waiver from BB&T for failing to meet the EBIDTA requirement.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1,010,040 with an outstanding balance at December 31, 2009 of $582,273.

On June 30, 2009, we executed a promissory note, loan agreement and related security documents with BB&T in the amount of $5,000,000 to support our ongoing growth and as a first step in our planned and forthcoming restructuring of our banking facilities. Over the past seven years, we have acquired real estate and have made substantial investments in our real property infrastructure using operating cash. We have acquired a valuable portfolio of real estate and this is a first step in maximizing its value to us. Together with the loan agreement we executed a promissory note, which matured September 28, 2009, at which time all principal plus accrued interest was due. On October 15, 2009, we executed a note modification agreement, which extended the maturity date to December 15, 2009. On December 21, 2009, we executed a note modification agreement, which extended the maturity date to March 15, 2010. On March 12, 2010, we executed a commitment letter to, among other things, amend this financing through April 7, 2014. We anticipate closing this new revolving credit facility in the second quarter of 2010. See Item 1. Business—Subsequent Events. The loan is a non-revolving credit facility and provides that we may borrow from time to time through the maturity date. The loan bears interest at the one month LIBOR plus 3.25% per annum, which adjusts monthly on the first day of each month for each LIBOR interest period. The minimum rate of interest is 4.5%, which was the interest rate as of December 31, 2009. We have secured the loan with mortgages, related assignments of leases and rents and environmental certificates against our properties or those of our affiliates, ISA Real Estate, LLC, ISA Indiana Real Estate, LLC and 7021 Grade Lane, LLC. In addition we have cross-collateralized this loan with our other indebtedness owed to BB&T. As a result of this financing BB&T has reduced our available amount under the BB&T Bankcard from $2.5 million to an amount not to exceed $500,000 so long as this loan is outstanding. In addition to the cross-collateralization of these other financings with this note, if we default on any note with BB&T, it is considered a default on all notes with BB&T. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At December 31, 2009, we were in compliance with two of the three restrictive covenants, and we received a waiver from BB&T for failing to meet the EBIDTA requirement. As of December 31, 2009, the outstanding balance on this credit facility was $5,000,000.

During 2009, we paid $10,395,108 for land, improvements, property and equipment and $9,109,059 for inventory. We paid $6,526,555 to complete the construction of the shredder system. We also transferred from construction in progress to fixed assets in 2009 $6,547,902 relating to cash paid in prior years for the shredder system. We paid $2,765,926 for the fixed assets, land, and goodwill relating to the Venture Metals, LLC acquisition. We paid $84,055 for other land and improvements. We paid $92,352 for other buildings and improvements. In the recycling segment we paid $201,843 for cranes, balers, scales, welders, conveyor belts, and other operating equipment. In the equipment sales, leasing and service segment, we purchased $412,658 in rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market. We purchased $249,261 in office equipment and $62,459 in vehicles. The inventory purchased of $9,109,059 related to the acquisition of Venture Metals, LLC.

In January, 2009, we expanded into the stainless steel and high-temperature alloys recycling business by purchasing inventories from Ventures Metals, LLC for an aggregate of $9,109,059, agreeing to lease its processing equipment and facilities on Camp Ground Road in Louisville, Kentucky and in Mobile, Alabama, and hiring key executives to head up a new ISA Alloys division.

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

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. When we entered the June 30, 2009 loan agreement with BB&T, our borrowing on this purchasing card was limited to $500,000. We have included the balance due on the purchasing card as part of accounts payable. The outstanding balance on the purchasing card at December 31, 2009 was $343,000 with a due date of January 28, 2010, which we paid in full before the due date. The card accrues interest at prime plus 5.9% after the first twenty-five days of the purchase; however, our intention is to pay off the full balance every month so as to not incur finance charges. To date we have not incurred any interest charges on this purchasing card. The card requires monthly minimum payments on any balance outstanding at month end. We receive rebates on an annual basis for all purchases made with the card.

On March 12, 2010 we executed a commitment letter with a bank to put in place a revolving credit facility in the amount of $20,000,000 for the purpose of replacing a promissory note, loan agreement and related security documents in the amount of $12,000,000, and the $10,000,000 senior revolving credit facility. In addition, the commitment provides for a $5,000,000 term loan modification. We plan to use the proceeds of the revolving credit facility for funding temporary fluctuations in accounts receivable of most of our customers and inventory. We must close on the commitment by April 15, 2010.

With respect to the revolving credit facility, the anticipated interest rate will be one month LIBOR plus two and fifty one-hundredths percent (2.50%) per annum adjusted monthly on the first day of each month with a floor of three and one half percent (3.50%). The proposed term of the revolving credit facility will be three years and one day. We will be able to draw the lesser of $20,000,000 or the borrowing base, consisting of the sum of 80.0% of eligible accounts plus 55.0% of eligible inventory up to $10,000,000. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility we will provide a first priority security interest in the accounts receivable from most of our customers and inventory. We will cross collateralize this revolving line of credit with the $5,000,000 term loan, an existing rental fleet loan in favor of the bank and a $500,000 purchasing credit card commitment, in addition to all other existing debt we owe to the bank.

The $5,000,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Accrued interest is payable monthly with the first such payment commencing 30 days from the date of closing. The outstanding balance under the term loan plus accrued interest is due at maturity 90 days from the closing date. However in lieu of the interest-only period, we may choose to pay principal plus accrued interest monthly commencing 30 days from the modification date of the term loan with one final payment due on April 7, 2014. As security for the modified term loan we are proving a first priority security interest in all equipment other than the rental fleet that we own. In addition we will provide a first mortgage on the property at the following locations: 3409 Campground Road, 6709, 7023, 7025, 7101, 7103 and 7110 Grade Lane, Louisville Kentucky, 1565 East Fourth Street, Seymour, Indiana and 1617 State Road 111, New Albany, Indiana. In addition we will cross collateralize this term loan with our revolving credit facility, the rental fleet loan, the $500,000 purchasing credit card commitment and all other existing debt we owe to the bank.

We will have to satisfy certain financial and other covenants that the bank will provide for in the final loan documents.

The bank may void the commitment for, among other reasons, a bankruptcy event against us, a payment default for money borrowed, and unacceptable changes in our management.

We expect that existing cash flow from operations, available credit under our existing credit facilities, including the purchasing card, new credit facilities, pending finalization of loan documents, and other alternative financing will be sufficient to meet our cash needs in 2010.

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

Revenue recognition

We recognize revenues from processed ferrous and non-ferrous scrap metal sales when title passes to the customer, which generally is upon delivery of the related materials. We recognize revenues from services as the service is performed. We accrue sales adjustments related to price and weight differences and allowances for uncollectible receivables against revenues as incurred.

Accounts receivable and allowance for doubtful accounts receivable

Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts receivable totaled $100,000 at December 31, 2009 and $490,000 at December 31, 2008. Our determination of the allowance for doubtful accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions and overall economic conditions impacting industry and customers.

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

Inventory

Our inventories primarily consist of stainless steel, ferrous and non-ferrous scrap metals and we value at the lower of average purchased cost or market. We also carry shredder replacement parts in inventory, which we depreciate over a one-year life as these parts are used within a one-year period due to the high-volume and intensity of the shredder process. We determine quantities of inventories based on our inventory systems, which are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. Prices of commodities we own may be volatile. We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

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

As of January 4, 2010, we began using the specific identification method of valuing inventory. See Note 1 in the notes to the financial statements for additional details on this change.

Property and Equipment

We carry the value of land on our books at cost. We report premises and equipment at cost less accumulated depreciation and amortization. We charge depreciation and amortization for financial reporting purposes to operating expense using the straight-line method over the estimated useful lives of the assets. We depreciate some assets over a one year period. Estimated useful lives are up to 40 years for buildings and leasehold improvements, 1 to 10 years for office and operating equipment, and 5 years for rental equipment. Our determination of estimated useful life includes past experience and normal deterioration. We include maintenance and repairs in selling, general and administrative expenses. We include gains and losses on disposition of premises and equipment in gain (loss) on sale of assets.

Valuation of long-lived assets and goodwill

We regularly review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the year ended December 31, 2009, we determined no impairment existed.

We review goodwill at least annually for impairment based on the fair value method prescribed in FASB’s authoritative guidance entitled “Goodwill.” At December 31, 2009, we determined, based on current industry and other market information that no impairment existed.

Derivative Instruments

Beginning in October, 2008, we have utilized derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any interest rate swap derivative instruments for trading purposes. We account for the interest rate swaps in accordance with FASB’s authoritative guidance entitled “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires us to include the change in fair value of the interest rate swap in other comprehensive income.

Income Taxes

We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Income bear to total revenues and other pertinent data:

Year ended December 31,	2009	2008	2007

Consolidated Statements of Income Data:
Total revenue	100.0%	100.0%	100.0%
Total cost of goods sold	88.8%	86.6%	84.5%
Selling, general and administrative expenses	5.8%	10.0%	10.1%
Income before other income (expense)	5.4%	3.4%	5.4%

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other accumulated comprehensive loss for our derivative instruments are recorded net of the related income tax effects. Refer to Note 1 for additional information about our derivative instruments. The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 31, 2009 and 2008.

Total accumulated other comprehensive income (loss) at 1/1/08	$—
Net unrealized (loss) on derivative instruments, net of tax during 2008	(475,342)

Total accumulated other comprehensive income (loss), net of tax at 12/31/08	(475,342)
Net unrealized gain on derivative instruments, net of tax during 2009	136,513

Total accumulated other comprehensive income (loss) at 12/31/09	$(338,829)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Total revenue increased $81,009,189 or 81.0% to $181,051,680 in 2009 compared to $100,042,491 in 2008. Recycling revenue increased $92,295,550 or 116.0% to $171,841,112 in 2009 compared to $79,545,562 in 2008. This change is primarily due to the acquisition of Venture Metals, LLC stainless steel recycling business and a 21.7% increase in the volume of ferrous shipments, partially offset by a 10.6% decrease in the volume of nonferrous shipments and a 29.5% decrease in average price per ton over the course of 2009. In the fourth quarter of 2008, demand and prices decreased due to reduced demand for scrap and recycled metal arising from weaker economic conditions, which led to a reduction in ferrous sales volumes and average nonferrous selling prices. Waste Services revenue decreased $11,286,361 or 55.1% to $9,210,568 in 2009 compared to $20,496,929 in 2008. This decrease is primarily due to a 1,410 unit decrease in the number of customer locations managed in 2009 compared to 2008. The majority of these lost locations resulted from the loss of two major customers, Circuit City and Mervyn’s, both of which declared bankruptcy and closed in late 2008.

Total cost of goods sold increased $74,171,449 or 85.7% to $160,758,975 in 2009 compared to $86,587,526 in 2008. Recycling cost of goods sold increased $85,284,669 or 123.4% to $154,482,014 in 2009 compared to $69,197,345 in 2008. This increase is primarily due to the acquisition of Venture Metals, LLC stainless steel recycling business and the bonus accrual of $1,348,942 relating to its employees, along with increases in the volume of ferrous shipments of 21.7% and purchases of 24.4%, partially offset by decreases in the volume of nonferrous shipments of 10.6% and purchases of 20.3% and a decrease in average cost per ton of 26.2%. In addition, weak demand and the impact of declines in anticipated future selling prices which outpaced the decline in inventory costs, resulted in our recording a non-cash net realizable value (NRV) inventory write-down of $1.2 million in 2008. No such write-down was necessary in 2009. Waste Services cost of goods sold decreased $11,113,220 or 63.9% to $6,276,961 in 2009 compared to $17,390,181 in 2008. This change is primarily due to the loss of two large customers in late 2008 and decreases in equipment costs, such as containers and compactors, purchased for resale, and decreases in baling wire costs. We have reclassified certain expenses in our income statement to more accurately reflect segment performance and we have reclassified cost of goods sold and selling, general and administrative expenses for the year ended December 31, 2008 to be consistent with current presentation. These reclassifications had no effect on previously reported net income. We did not reclass any expenses for the year ended December 31, 2007.

We make certain assumptions regarding future demand, current replacement costs and net realizable value in order to assess that we have properly recorded inventory at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value inventory adjustments of $1.2 million in the fourth quarter of 2008 to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. No such adjustment was necessary in 2009.

Selling, general and administrative (SG&A) expenses increased $489,135 or 4.9% to $10,487,665 in 2009 compared to $9,998,530 in 2008. The increase in SG&A expenses is primarily due to the acquisition of Venture Metals, LLC stainless steel recycling business. Other recycling expenses had a slight decrease of $17,432 or 0.3% to $5,161,654 in 2009 as compared to $5,179,086 in 2008. The largest expenses relating to the stainless steel recycling business include the following:

•	labor, benefits and employment-related expenses (such as employment taxes, fees, training, and uniforms) of $777,735; and
•	license taxes and fees of $164, 358.

The SG&A expenses relating to the WESSCO portion of Waste Services also increased by $265,761 or 63.5% to $684,176 in 2009 as compared to $418,415 in 2008. This increase relates to the following:

•	an increase of $207,762 in sales manager compensation;
•	an increase of $40,517 in bad debt expense; and
•	an increase of $25,960 in commissions.

The increases in total SG&A are partially offset by a decrease in the CWS portion of Waste Services SG&A expenses of $807,559 or 55.4% to $649,124 in 2009 as compared to $1,456,683 in 2008. This decrease relates to the following:

•	a decrease of $371,490 in labor, benefits, employment-related expenses (such as employment taxes, fees, training, and uniforms) and consulting fees; and
•	a decrease of $390,000 in bad debt expense.

The SG&A expense for the corporate office also decreased by $69,641 or 2.4% to $2,874,705 in 2009 as compared to $2,944,346 in 2008. The decrease relates to the following:

•	a decrease of $128,207 in IT allocations;
•	a decrease of $98,591 in Sarbanes-Oxley expenses; and
•	a decrease of $68,753 in legal expenses.

Increases of $130,385 for compensation of managers and consulting fees and $95,071 in stock option expenses partially offset these decreases.

As a percentage of total revenue, selling, general and administrative expenses were 5.8% in 2009 compared to 10.0% in 2008.

Interest expense increased $723,783 or 194.3% to $1,096,227 in 2009 compared to $372,444 in 2008 due to an increase in long term debt in 2009 compared to 2008. The increase in debt relates to the following:

•	the purchase of inventory, fixed assets, and land from Venture Metals, LLC;
•	the completion of the shredder project, including the widening of Grade Lane;
•	improvements made to the Camp Ground Road property;
•	additional purchases, such as a new scale; and
•	improvements made to the two tracts of land purchased from the Harry Kletter Family Limited Partnership.

Other income/(loss) was ($29,322) in 2009 compared to other income of $336,802 in 2008, a decrease of $366,124, as outlined below in the table below describing the significant components for each year.

On January 14, 2009, a Jefferson County, Kentucky Circuit Court jury awarded AAR approximately $990,000 primarily for a breach of the agreement that required us to provide referrals to AAR. We reserved for the loss in an approximate amount of $990,000 in the other expense section of our financial statements for the year ended December 31, 2008 since the referrals were primarily related to prior years, and we paid the settlement amount of $990,000 in February 2009. We paid an additional $65,597 for legal and court costs associated with this case in the first quarter of 2009.

Significant components of other income (expense) are as follows:

	Fiscal Year Ended December 31

Description Other Income (Expense)	2009	2008

Additional settlement to AAR	$(65,597)	$—
Change in accrual for note payable	—	156,400
Insurance claim	—	117,306
Change in accrual for accounts payable	—	31,441
Flexible spending forfeitures	—	13,741
Other	36,635	17,914

Total other income, net	$(29,322)	$336,802

The income tax provision is 39.8% for the year ended December 31, 2009 compared to 40.1% for the year ended December 31, 2008 based on federal and state statutory rates.

Financial Condition at December 31, 2009 compared to December 31, 2008

Cash and cash equivalents decreased $390,780 to $713,062 as of December 31, 2009 compared to $1,103,842 at December 31, 2008.

We used net cash from operating activities of $5,782,319 for the year ending December 31, 2009, compared to increasing net cash from operating activities of $7,776,353 for the same period in 2008. The difference of $13,558,672 was primarily due to the following:

•	increase in net accounts receivable of $4,700,842;
•	increase in inventory (other than the purchase of Venture Metals, LLC inventory, which is reflected below in net cash from investing activities) of $12,946,204;
•	increase in other assets of $396,091;
•	decrease in the accrual for legal settlements of $987,828; and
•	decrease in the interest rate swap agreement liability of $227,521.

Increases in deferred income taxes of $2,898,599, accounts payable of $982,491, and other current liabilities of $1,459,300, which includes accrued bonuses of $1,513,800, partially offset these other items.

We used net cash from investing activities of $19,354,183 for the year ending December 31, 2009 compared to $7,783,824 for the same period in 2008. The difference of $11,570,359 was primarily due to $12,674,985 related to the acquisition of Venture Metals, LLC land, fixed assets, goodwill, and inventory, and $6,526,555 spent on the shredder system in 2009 compared to $4,374,826 spent in 2008, partially offset by a decrease of $3,209,113 in purchases of other property, plant, and equipment in 2009 compared to 2008.

Net cash from financing activities increased $25,136,094 to $24,745,722 for the year ending December 31, 2009 compared to ($390,372) for the same period in 2008. The primary sources of the net cash increase were an increase in proceeds from long term debt totaling $14,650,218 in 2009 compared to $8,773,555 in 2008, and a decrease in payments on long-term debt to $2,356,747 in 2009 from $8,138,375 in 2008. Additionally, in 2009, we received proceeds from a short-term note and net borrowings from a line of credit agreement that totaled $12,533,022 compared to $0 in 2008. Finally, there were no cash dividends paid or common stock repurchases in 2009 compared to cash dividends paid of $364,190 and common stock repurchases of $527,687 in 2008.

On February 11, 2009, we executed a promissory note, loan agreement and related security documents with Branch Banking and Trust Company in the amount of $12,000,000 for the purpose of financing our acquisition of inventory and fixed assets from Venture Metals, and real estate at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals. The original maturity date of this note was February 11, 2010, which BB&T extended to March 24, 2010 in conjunction with a note modification agreement and then to April 24, 2010 in conjunction with a commitment letter for a new revolving credit facility that we anticipate closing in the second quarter of 2010. Interest is payable monthly commencing March 11, 2009, and the note shall bear interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4.0%. As of December 31, 2009, the applicable interest rate was 4.0% since the calculated rate was 2.48%. All our assets (except rental fleet equipment) secure this note. As a result of this note and related loan documents, we and BB&T undertook amendments to existing security agreements related to a $10,000,000 borrowing line from BB&T, dated December 22, 2006, a BB&T Bankcard Corporation Commercial Card Application and BB&T Bankcard Corporation Commercial Card Plan Agreement, executed December 9, 2003 and

December 8, 2003, and a $6,000,000 equipment loan to purchase our shredder system and complimentary facility improvements, dated May 7, 2008, so as to provide that the security for each of the above loans also secures the $12,000,000 loan of February 11, 2009.

We currently maintain a $10.0 million senior revolving credit facility with the BB&T with an outstanding principal balance of $8,166,917 as of December 31, 2009. This revolving credit facility has a three-year term expiring January 1, 2012, provides for advances of up to eighty percent (80.0%) of our eligible accounts receivable and up to thirty five percent (35.0%) of eligible inventory, and up to one hundred percent (100.0%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment. The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, and is secured by all our assets (except rental fleet equipment). The revolving credit facility contains certain restrictive and financial covenants. At December 31, 2009, we were in compliance with two of the three restrictive covenants, and we received a waiver from BB&T for failing to meet the EBIDTA requirement. The entire amount of our credit facility less our outstanding borrowings was available for borrowings.

On May 14, 2008, we executed a loan agreement with BB&T in the amount of $6.0 million to finance the purchase of our shredder system and complementary facility improvements. The security for this facility is the shredder and assets being purchased. Our Board approved the acquisition and installation of the shredder system and complementary facility improvements on June 21, 2007. The note has a term beginning May 2008 and originally expiring November 2013. Until October 15, 2008, the facility bore interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum. The facility originally provided for interest only monthly payments which commenced June 7, 2008 and continued through November 7, 2008. Effective October 15, 2008, we converted this revolving credit facility into a fixed interest rate of 5.89% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation. The maturity date under this revised agreement is April 2014. The repayment terms are interest only paid in 6 monthly payments starting on November 7, 2008 and continuing through April 7, 2009, principal paid in twelve (12) monthly payments of $37,636.11 plus interest commencing on May 7, 2009 and continuing through April 7, 2010, principal paid in 12 monthly payments of $39,957.42 plus interest commencing on May 7, 2010 and continuing through April 7, 2011, principal paid in 12 monthly payments of $42,421.91 plus interest commencing on May 7, 2011 and continuing through April 7, 2012, principal paid in 12 monthly payments of $45,038.40 plus interest commencing on May 7, 2012 and continuing through April 7, 2013, principal paid in eleven (11) monthly payments of $47,816.27 plus interest commencing on May 7, 2013 and continuing through March 7, 2014, with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014. The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.5 million being due on or before April 7, 2014, at which time we anticipate that we will refinance. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At December 31, 2009, we were in compliance with two of the three restrictive covenants, and we received a waiver from BB&T bank for failing to meet the EBIDTA requirement.

On May 14, 2008, we executed a loan agreement with BB&T in the amount of $3.0 million secured by our rental fleet equipment. This note replaces the $2.0 million rental fleet loan with Fifth Third Bank. Until October 15, 2008, indebtedness under this loan agreement accrued interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum. Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013. Effective October 15, 2008, we converted this revolving credit facility with a variable interest rate into a fixed interest rate of 5.65% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation. The maturity date under this revised agreement is May 2013. The repayment terms are principal paid in twelve (12) monthly payments of $19,673.54 plus interest commencing on November 7, 2008 and continuing through October 7, 2009, principal paid in 12 monthly payments of $20,835.07 plus interest commencing on November 7, 2009 and continuing through October 7, 2010, principal paid in 12 monthly payments of $22,065.17 plus interest commencing on November 7, 2010 and continuing through October 7, 2011, principal paid in 12 monthly payments of $23,367.89 plus interest commencing on November 7, 2011 and continuing through October 7, 2012, principal paid in six (6) monthly payments of $24,747.53 plus interest commencing on November 7, 2012 and continuing through April 7, 2013, with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013. The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At December 31, 2009, we were in compliance with two of the three restrictive covenants, and we received a waiver from BB&T for failing to meet the EBIDTA requirement.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1,010,040 with an outstanding balance at December 31, 2009 of $582,273.

On June 30, 2009, we executed a promissory note, loan agreement and related security documents with BB&T in the amount of $5,000,000 to support our ongoing growth and as a first step in our planned and forthcoming restructuring of our banking facilities. Over the past seven years, we acquired real estate and have made substantial investments in our real property infrastructure using operating cash. We have acquired a valuable portfolio of real estate and this is a first step in maximizing its value to us. Together with the loan agreement we executed a promissory note, which matured September 28, 2009, at which time all principal plus accrued interest was due. On October 15, 2009, we executed a note modification agreement, which extended the maturity date to December 15, 2009. On December 21, 2009, we executed a note modification agreement, which extended the maturity date to March 15, 2010. On March 12, 2010, we executed a commitment letter to, among other things, amend this financing through April 7, 2014. See Item 1. Business—Subsequent Events. The loan is a non-revolving credit facility and provides that we may borrow from time to time through the maturity date. The loan bears interest at the one month LIBOR plus 3.25% per annum, which adjusts monthly on the first day of each month for each LIBOR interest period. The minimum rate of interest is 4.5%, which was the interest rate as of December 31, 2009. We have secured the loan with mortgages, related assignments of leases and rents and environmental certificates against our properties or those of our affiliates, ISA Real Estate, LLC, ISA Indiana Real Estate, LLC and 7021 Grade Lane, LLC. In addition we have cross-collateralized this loan with our other indebtedness owed to BB&T. As a result of this financing BB&T has reduced our available amount under the BB&T Bankcard from $2.5 million to an amount not to exceed $500,000 so long as this loan is outstanding. In addition to the cross-collateralization of these other financings with this note, if we default on any note with BB&T, it is considered a default on all notes with BB&T. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At December 31, 2009, we were in compliance with two of the three restrictive covenants, and we received a waiver from BB&T for failing to meet the EBIDTA requirement. As of December 31, 2009, the outstanding balance on this credit facility was $5,000,000.

We implemented the use of a purchasing card with a credit limit of $6.0 million in the second quarter of 2004. As noted above, as of June 30, 2009, BB&T limited the borrowing on this card to $500,000 so long as the $5,000,000 loan balance is outstanding. We include the balance due on the purchasing card as part of accounts payable. The outstanding balance on the purchasing card at December 31, 2009 was $343,000.

On March 12, 2010 we executed a commitment letter with a bank to put in place a revolving credit facility in the amount of $20,000,000 for the purpose of replacing a promissory note, loan agreement and related security documents in the amount of $12,000,000, and the $10,000,000 senior revolving credit facility. In addition, the commitment provides for a $5,000,000 term loan modification. We plan to use the proceeds of the revolving credit facility for funding temporary fluctuations in accounts receivable of most of our customers and inventory. We must close on the commitment by April 15, 2010.

With respect to the revolving credit facility, the anticipated interest rate will be one month LIBOR plus two and fifty one-hundredths percent (2.50%) per annum adjusted monthly on the first day of each month with a floor of three and one half percent (3.50%). The proposed term of the revolving credit facility will be three years and one day. We will be able to draw the lesser of $20,000,000 or the borrowing base, consisting of the sum of 80.0% of eligible accounts plus 55.0% of eligible inventory up to $10,000,000. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility we will provide a first priority security interest in the accounts receivable from most of our customers and inventory. We will cross collateralize this revolving line of credit with the $5,000,000 term loan, an existing rental fleet loan in favor of the bank and a $500,000 purchasing credit card commitment, in addition to all other existing debt we owe to the bank.

The $5,000,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Accrued interest is payable monthly with the first such payment commencing 30 days from the date of closing. The outstanding balance under the term loan plus accrued interest is due at maturity 90 days from the closing date. However in lieu of the interest-only period, we may choose to pay principal plus accrued interest monthly commencing 30 days from the modification date of the term loan with one final payment due on April 7, 2014. As security for the modified term loan we are proving a first priority security interest in all equipment other than the rental fleet that we own. In addition we will provide a first mortgage on the property at the following locations: 3409 Campground Road, 6709, 7023, 7025, 7101, 7103 and 7110 Grade Lane, Louisville Kentucky, 1565 East Fourth Street, Seymour, Indiana and 1617 State Road 111, New Albany, Indiana. In addition we will cross collateralize this term loan with our revolving credit facility, the rental fleet loan, the $500,000 purchasing credit card commitment and all other existing debt we owe to the bank.

We will have to satisfy certain financial and other covenants that the bank will provide for in the final loan documents.

The bank may void the commitment for, among other reasons, a bankruptcy event against us, a payment default for money borrowed, and unacceptable changes in our management.

We expect that existing cash flow from operations, available credit under our existing credit facilities, including the purchasing card, new credit facilities, pending finalization of loan documents, and other alternative financing will be sufficient to meet our cash needs in 2010. Our primary sources of funds are our ability to generate cash from operations and the availability of borrowing under our senior revolving credit facility to meet our liquidity obligations. A decline in demand for our products, loss of key contract customers such as occurred with Circuit City and Mervyn’s in 2008, our ability to generate profits and other unforeseen circumstances could affect the availability of these sources of funds. The availability of our revolving credit facility is contingent on complying with certain debt covenants. We do not expect the covenants to limit or restrict our ability to borrow on the facility in fiscal year 2010.

Trade accounts receivable after allowances for doubtful accounts increased $4,700,842 or 123.3% to $8,512,326 as of December 31, 2009 compared to $3,811,484 as of December 31, 2008. This change is primarily due to the acquisition of Venture Metals, LLC and their net accounts receivable balance of approximately $2.2 million at year end as well as the increased volume of ferrous shipments in the fourth quarter.

Recycling accounts receivable increased $5,435,571 or 260.7% to $7,520,273 as of December 31, 2009 compared to $2,084,702 as of December 31, 2008. This change is primarily due to stainless steel sales and the timing of the receipt of payment related to these sales as well as an increase in the volume of ferrous shipments in the fourth quarter. On average, volume of ferrous shipments in gross tons increased 21.7% in the fourth quarter of 2009 compared to the same period in 2008. On average, ferrous sales prices decreased 41.9% in the fourth quarter of 2009 compared to the same period in 2008. On average, volume of nonferrous shipments in pounds decreased 10.6% in the fourth quarter of 2009 compared to the fourth quarter of 2008. On average, nonferrous sales prices decreased 38.6% in the fourth quarter of 2009 compared to the same period in 2008.

Waste Services accounts receivable decreased $733,539 or 42.8% to $980,897 as of December 31, 2009 compared to $1,714,436 as of December 31, 2008. Two of Waste Services’ larger customers declared bankruptcy in late 2008, and we increased our allowance for doubtful accounts by $390,000 as a result of these bankruptcies. We decreased the allowance for doubtful accounts by $390,000 in 2009 as we either collected or wrote off doubtful accounts.

Inventories for sale consist principally of stainless steel alloys, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. We use the shredder replacement parts included in inventory within a one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. We depreciate these replacement parts over a one-year life. Inventory increased $22,065,263 or 504.5% to $26,426,611 as of December 31, 2009 compared to $4,371,348 as of December 31, 2008. The primary reason for the significant increase in inventory is the stainless steel alloy inventory introduced in 2009 as compared to 2008, as noted below. Inventories as of December 31, 2009 and December 31, 2008 consist of the following:

	December 31, 2009	December 31, 2008

Stainless steel alloys	$21,549,014	$—
Ferrous materials	1,587,475	2,162,149
Non-Ferrous materials	2,219,137	2,033,154
Waste equipment machinery	102,032	95,675
Other	89,122	80,370

Total inventories for sale	25,546,780	4,371,348
Shredder replacement parts	879,831	—

Total inventories	$26,426,611	$4,371,348

As of December 31, 2009, stainless steel inventory consisted of 26,086,771 pounds at a unit cost of $0.826 per pound, which includes processing costs. As of December 31, 2009, ferrous inventory consisted of 5,835 gross tons at a unit cost, including processing costs, of $272.061 per gross ton. As of December 31, 2008, ferrous inventory consisted of 11,374 gross tons at a unit cost, including processing costs, of $190.096 per gross ton. As of December 31, 2009, nonferrous inventory consisted of 1,835,719 pounds with a unit cost, including processing costs, of $1.209 per pound. As of December 31, 2008, nonferrous inventory consisted of 3,720,330 pounds at a unit cost, including processing costs, of $0.546 per pound.

We make certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value (NRV) inventory adjustments of $1.2 million in the fourth quarter 2008 to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. Such an adjustment was not necessary in 2009.

Year	Inventory Type	Pounds	Unit Cost	Amount

2009	Stainless Steel	26,086,771	$0.826	$21,549,014

Year	Inventory Type	Gross Tons	Unit Cost	Amount

2009	Ferrous	5,835	$272.061	$ 1,587,475
2008	Ferrous	11,374	$190.096	$ 2,162,149

Year	Inventory Type	Pounds	Unit Cost	Amount

2009	Nonferrous	1,835,719	$1.209	$ 2,219,137
2008	Nonferrous	3,720,330	$0.546	$ 2,033,154

Inventory Aging for the year ended December 31, 2009 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Stainless steel alloys	$11,738,653	$2,564,183	$5,170,224	$2,075,954	$21,549,014
Equipment & parts	9,670	—	—	92,362	102,032
Shredder replacement parts	879,831	—	—	—	879,831
Ferrous Materials	1,513,849	47,151	19,834	6,641	1,587,475
Non-ferrous materials	1,801,125	243,708	47,545	126,759	2,219,137
Other	89,122	—	—	—	89,122

	$16,032,250	$2,855,042	$5,237,603	$2,301,716	$26,426,611

Inventory aging for the year ended December 31, 2008 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$95,675	$—	$—	$—	$95,675
Ferrous Materials	1,364,091	376,684	326,874	94,500	2,162,149
Non-ferrous materials	990,843	217,591	294,992	529,728	2,033,154
Other	80,370	—	—	—	80,370

	$2,530,979	$594,275	$621,866	$624,228	$4,371,348

Accounts payable trade increased $982,491 or 26.5% to $4,684,386 as of December 31, 2009 compared to $3,701,895 as of December 31, 2008. Recycling accounts payable increased $2,436,872 or 365.2% to $3,140,144 as of December 31, 2009 compared to $667,272 as of December 31, 2008. This increase is primarily due to the acquisition of Venture Metals, LLC. Also, although the volume of ferrous materials purchased increased by 24.4%, the volume of nonferrous materials purchased decreased by 20.3% and the overall commodity purchases prices for both ferrous and nonferrous materials decreased by 26.2%. Our accounts payable payment policy in the recycling segment is consistent between years.

Waste Services accounts payable decreased $1,717,601 or 57.0% to $1,297,643 as of December 31, 2009 compared to $3,015,244 as of December 31, 2008. This change is due to the loss of two large customers near the end of 2008 as well as market conditions and the timing of payments.

Working capital increased $8,329,813 to $11,318,685 as of December 31, 2009 compared to $2,988,872 as of December 31, 2008. Increases in net accounts receivable of $4,700,842, inventories of $22,055,263, and other assets of $195,945, decreases in the liability for legal settlements of $987,828 and the liability for the interest rate swap agreement of $227,521 were positive contributors to working capital in 2009, offset by a decrease in deferred income taxes of $374,292, and increases in current maturities of long-term debt of $11,682,026, short-term notes payable of $5,000,000, accrued liabilities of $1,459,300, and accounts payable of $982,491. During 2009, we used these positive working capital contributors to purchase property, equipment, goodwill and inventory of $19,504,167.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the year ended December 31, 2009:

	Payments due by period

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$34,194,370	$17,539,889	$10,311,332	$6,343,149	$—
Capital lease obligations (1)	20,798	20,798	—	—	—
Operating lease obligations (2)	1,920,400	648,400	1,272,000	—	—

Total	$36,135,568	$18,209,087	$11,583,332	$6,343,149	$—

(1)	We lease various pieces of equipment that qualify for capital lease treatment. These lease arrangements require monthly lease payments expiring at various dates through June 2010.
(2)

We lease the Louisville, Kentucky facility from a related party under an operating lease expiring December 2012 with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. We have monthly rental payments of $48,500 through December 2012. In the event of a change of control, the monthly payments become $62,500. See Item 2. Properties — Related Parties Agreements.

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $2,750 are due through September 2010.

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

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Total revenue increased $23,086,950 or 30.0% to $100,042,491 in 2008 compared to $76,955,541 in 2007. Recycling revenue increased $21,942,491 or 38.1% to $79,545,562 in 2008 compared to $57,603,071 in 2007. This change is due to an increase of 2% in the volume of shipments and an increase of 32% in average price per ton over the course of 2008. However, in the fourth quarter of 2008, demand and prices decreased due to reduced demand for scrap and recycled metal arising from weaker economic conditions, which led to a reduction in ferrous sales volumes and average nonferrous selling prices. In addition, continued weak demand and the impact of declines in anticipated future selling prices which outpaced the decline in inventory costs, results in our recording a non-cash net realizable value (NRV) inventory write-down of $1.2 million. Management services revenue increased $948,532 or 5.5% to $18,182,726 in 2008 compared to $17,234,194 in 2007. This change is primarily due to new customers in the first three quarters of 2008, slightly offset by the loss of two large customers in late 2008. Equipment, service and leasing revenue increased $195,927 or 9.3% to $2,314,203 in 2008 compared to $2,118,276 in 2007. This increase is primarily due to growth in equipment rental revenue due to new customers.

Total cost of goods sold increased $21,355,242 or 32.8% to $86,370,152 in 2008 compared to $65,014,911 in 2007. Recycling cost of goods sold increased $18,620,700 or 36.9% to $69,027,772 in 2008 compared to $50,407,072 in 2007 due to an increase in the volume of shipments as well as an increase in the volume of purchases of 8% and an increase in average cost per ton of 10%. Management services cost of goods sold increased $2,126,913 or 14.8% to $16,502,452 in 2008 compared to $14,375,539 in 2007. This change is primarily due to new customers in the first three quarters of 2008, slightly offset by the loss of two large customers in late 2008. We also reduced CWS cost of goods sold by $858,249 in 2007 due to a change in management’s estimate related to the liability associated with this operation. Equipment, service and leasing cost of goods sold increased $607,628 or 261.6% to $839,928 in 2008 compared to $232,300 in 2007. This increase is primarily due to the increases in equipment costs, such as containers and compactors, purchased for resale and reclassification of cost of sales expenses.

We make certain assumptions regarding future demand, current replacement costs and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value inventory adjustments of $1.2 million in the fourth quarter of 2008 to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market.

Selling, general and administrative expenses increased $2,448,989 or 31.5% to $10,215,904 in 2008 compared to $7,766,915 in 2007. The increase in SG&A is primarily due to an increase of $1,702,435 in costs associated with the ILS operation, including fuel, truck labor and overtime, depreciation, repairs and maintenance on vehicles and equipment, license and fees and other labor, and an increase of $394,557 in bad debt expense. As a percentage of total revenue, selling, general and administrative expenses were 10.2% in 2008 compared to 10.1% in 2007.

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

	Fiscal Year Ended December 31

Description Other Income (Expense)	2008	2007

Change in accrual for note payable	156,400	$—
Insurance claim	117,306	—
Change in accrual for accounts payable	31,441	—
Flexible spending forfeitures	13,741	—
Reversal of tax accrual for rental containers		20,670
Other	17,914	2,071

Total other income, net	$336,802	$22,741

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

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1,010,040 with an outstanding balance at December 31, 2008 of $774,161.

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

We believed that our principal sources of liquidity from available funds on hand, cash generated from operations and the availability of borrowing under our senior revolving credit facility and purchasing card were sufficient to fund operations in fiscal year 2009. Our primary sources of funds were our ability to generate cash from operations and the availability of borrowing under our senior revolving credit facility to meet our liquidity obligations, which could be affected by factors such as a decline in demand for our products, loss of key contract customers such as occurred with Circuit City and Mervyn’s in 2008, our ability to generate profits and other unforeseen circumstances. The availability of our revolving credit facility was contingent on complying with certain debt covenants. We did not expect the covenants to limit or restrict our ability to borrow on the facility in fiscal year 2009.

Trade accounts receivable after allowances for doubtful accounts decreased $2,953,367 or 43.6% to $3,811,484 as of December 31, 2008. The primary reason for the decrease in trade accounts receivable after allowances for doubtful accounts is primarily a fourth quarter decrease in both the volume of shipments and the selling prices in the recycling segment.

Recycling accounts receivable decreased $2,729,269 or 56.7% to $2,084,702 as of December 31, 2008 compared to $4,813,971 as of December 31, 2007. This change is primarily due to a decrease in the volume of shipments and selling prices in the recycling segment in the fourth quarter. On average, volume of ferrous shipments in gross tons decreased 36% in the fourth quarter of 2008 compared to the same period in 2007. On average, ferrous sales prices decreased 11% in the fourth quarter of 2008 compared to the same period in 2007. On average, volume of nonferrous shipments in pounds decreased 59% in the fourth quarter of 2008 compared to the fourth quarter of 2007. On average, nonferrous sales prices decreased 50% in the fourth quarter of 2008 compared to the same period in 2007.

CWS accounts receivable decreased $198,258 or 10.6% to $1,669,842 as of December 31, 2008 compared to $1,868,100 as of December 31, 2007. Two of CWS’s customers declared bankruptcy in 2008, and we increased our allowance for doubtful accounts by $390,000 as a result of these bankruptcies.

WESSCO accounts receivable decreased $25,366 or 36.3% to $44,594 as of December 31, 2008 compared to $69,960 as of December 31, 2007.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory decreased $255,933 or 5.5% to $4,371,348 as of December 31, 2008 compared to $4,627,281 as of December 31, 2007. Inventories as of December 31, 2008 and December 31, 2007 consist of the following:

	December 31, 2008	December 31, 2007

Ferrous	$2,162,149	$1,848,445
Non-Ferrous	2,033,154	2,715,703
Waste equipment machinery	95,675	36,498
Other	80,370	26,635

Total inventories	$4,371,348	$4,627,281

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

We make certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value (NRV) inventory adjustments of $1.2 million in the fourth quarter 2008 to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market.

Year	Inventory Type	Gross Tons	Unit Cost	Amount

2008	Ferrous	11,374	$190.096	$2,162,149
2007	Ferrous	7,713	$239.653	$1,848,445

Year	Inventory Type	Pounds	Unit Cost	Amount

2008	Nonferrous	3,720,330	$0.546	$2,033,154
2007	Nonferrous	1,992,954	$1.363	$2,715,703

Inventory Aging for the year ended December 31, 2008 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$95,675	$—	$—	$—	$95,675
Ferrous Materials	1,364,091	376,684	326,874	94,500	2,162,149
Non-ferrous materials	990,843	217,591	294,992	529,728	2,033,154
Other	80,370	—	—	—	80,370

	$2,530,979	$594,275	$621,866	$624,228	$4,371,348

Inventory aging for the year ended December 31, 2007 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$36,498	$—	$—	$—	$36,498
Ferrous Materials	1,163,306	566,774	78,183	40,182	1,848,445
Non-ferrous materials	1,885,783	553,049	129,552	147,319	2,715,703
Other	26,635	—	—	—	26,635

	$3,112,222	$1,119,823	$207,735	$187,501	$4,627,281

Accounts payable trade decreased $963,736 or 20.7% to $3,701,895 as of December 31, 2008 compared to $4,665,631 as of December 31, 2007. Recycling accounts payable decreased $665,015 or 49.9% to $667,272 as of December 31, 2008 compared to $1,332,287 as of December 31, 2007. This decrease is primarily due to the decrease in volume of commodity purchases at respective year-ends and decreased commodity purchase prices of ferrous and nonferrous materials. Our accounts payable payment policy in the recycling segment is consistent between years.

CWS accounts payable decreased $145,802 or 4.8% to $2,918,030 as of December 31, 2008 compared to $3,063,832 as of December 31, 2007. This change is due to timing of payments.

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

Inflation and Prevailing Economic Conditions

To date, inflation has not and is not expected to have a significant impact on our operation in the near term. We have no long-term fixed-price contracts and we believe we will be able to pass through most cost increases resulting from inflation to our customers. We are susceptible to the cyclical nature of the commodity business. In response to these economic conditions, we have expanded the recycling area of the business and continue to focus on the management consulting area of the business and are working to liquidate inventories while we make efforts to enhance gross margins.

Impact of Recently Issued Accounting Standards

In June 2009, the FASB issued the FASB Accounting Standards Codification (ASC). Effective September 2009, the ASC became the single source for all authoritative generally accepted accounting principles (GAAP) recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009, the quarter ending September 30, 2009 for us. The ASC did not change GAAP and did not impact our consolidated financial statements.

In December 2007, FASB issued authoritative guidance on business combinations that applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is January 1, 2009. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement requires us as an acquirer of the assets of Venture Metals to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in Venture Metals at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. Refer to Note 13 of our financial statements for more detailed information about our acquisition of Venture Metals.

Effective January 1, 2008, we adopted FASB’s authoritative guidance on fair value measurements for financial assets and liabilities. This guidance was updated in January, 2010 by Topic 820, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements”, effective for interim and annual reporting periods beginning after December 15, 2009, the year ending December 31, 2010 for us. We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of trading account assets, investment securities available for sale and various types of derivative instruments. In addition, we measure certain assets, such as goodwill and other long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with accounting standards, which we adopted effective January 1, 2008, we categorize our financial assets and liabilities into the following fair value hierarchy:

Level 1 – Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities.

Level 2 – Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Examples of level 2 financial instruments include commercial paper purchased from the State Street-administered asset-backed commercial paper conduits, various types of interest-rate and foreign exchange derivative instruments, and various types of fixed-income investment securities. Pricing models are utilized to estimate fair value for certain financial assets and liabilities categorized in level 2.

Level 3 – Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management’s judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. Examples of level 3 financial instruments include certain corporate debt, asset- and mortgage-backed securities and certain derivative instruments with little or no market activity and a resulting lack of price transparency.

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

We use the fair value methodology outlined in this guidance to value the assets and liabilities for cash and debt. All of our cash is defined as Level 1. In accordance with this guidance, the following table represents our fair value hierarchy for financial instruments at December 31, 2009:

	Level 1	Level 2	Total

Assets
Cash and cash equivalents	$713,062	$—	$713,062
Liabilities
Long term debt	$—	$34,194,370	$34,194,370
Derivative contract, net of tax	—	(564,715)	(564,715)

We have had no transfers in or out of Levels 1 or 2 fair value measurements. For Level 3 assets, goodwill of $560,005 was subject to impairment analysis under Phase 1 of the ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment. No impairment was recorded. The additional goodwill of $2,007,041 recorded in the 4th quarter of 2009 will also be subject to this analysis going forward.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities and updated this guidance in February 2010 through guidance entitled “Technical Corrections to Various Topics”. The March 2008 guidance amends and expands the disclosure requirements in the previously issued guidance on accounting for derivative instruments and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning January 1, 2009 for us. The February 2010 update is effective for the first reporting period beginning after issuance, the year ending December 31, 2009 for us. We have included the required disclosures in Note 3 of our Consolidated Financial Statements.

In April 2009, the FASB issued authoritative guidance entitled “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and “Recognition and Presentation of Other-Than-Temporary Impairments”. These two documents were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued authoritative guidance entitled “Interim Disclosures about Fair Value of Financial Instruments” to require disclosures of fair value of certain financial instruments in interim financial statements. The adoption of this guidance does not materially impact our financial statements. This guidance became effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009, the quarter ending June 30, 2009 for us.

In May 2009, the FASB issued authoritative guidance on subsequent events, but this guidance was amended by new authoritative guidance issued in February, 2010. The original guidance required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance removes the requirement for an SEC filer to disclose a date in both issued and revise financial statements. This amendment removes potential conflicts with SEC requirements.

The original guidance became effective for interim and annual periods ending after June 15, 2009, the quarter ending June 30, 2009 for us, and the amendment became effective upon issuance of the final update in February, 2010.

The FASB issued authoritative guidance on accounting for transfers of financial assets in June 2009 with an update issued in December 2009. This guidance is effective for reporting periods beginning after November 15, 2009, the year ending December 31, 2010 for us. This new guidance limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this new guidance. The adoption of this new guidance did not impact our financial position or results of operations.

The FASB issued authoritative guidance on accounting for variable interest entities (VIE) in June 2009 with an update issued in December 2009. This guidance is effective for reporting periods beginning after November 15, 2009, the year ending December 2010 for us. This guidance changes the process for how an enterprise determines which party consolidates a VIE, to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The adoption of this new guidance did not impact our financial position or results of operations.

In January 2010, the FASB issued authoritative guidance entitled “Accounting for Distributions to Shareholders with Components of Stock and Cash” to address and eliminate the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). Those distributions should be accounted for and included in earnings per share calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards Codification. The amendments in this update are effective on a retrospective basis for interim and annual periods ending on or after December 15, 2009, the year ending December 31, 2009 for us. The adoption of this new guidance did not impact our financial position or results of operations.

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

We are exposed to commodity price risk, mainly associated with variations in the market price for stainless steel, ferrous and nonferrous metal, and other commodities. The timing and magnitude of industry cycles are difficult to predict and general economic conditions impact the cycles. We respond to changes in recycled metal selling prices by adjusting purchase prices on a timely basis and by turning rather than holding inventory in expectation of higher prices. However, an adverse impact on our financial results may occur if selling prices fall more quickly than we can adjust purchase prices or if levels of inventory have an anticipated net realizable value that is below average cost.

Our floating rate borrowings expose us to interest rate risk. On June 30, 2009, we executed a promissory note, loan agreement and related security documents with BB&T in the amount of $5,000,000 for the purpose of financing our ongoing growth. On October 15, 2009, we executed a note modification agreement for this note, which extended the maturity date to December 15, 2009. On December 21, 2009, we executed a note modification agreement, which extended the maturity date until March 15, 2010. On March 12, 2010, we executed a commitment letter to, among other things, amend this financing through April 7, 2014.  We anticipate closing this new revolving credit facility in the second quarter of 2010.  See Item 1. Business—Subsequent Events. This non-revolving credit facility bears interest at the one month LIBOR plus 3.25% per annum, which adjusts monthly on the first day of each month for each LIBOR interest period with a minimum interest rate of 4.5%. The interest rate as of December 31, 2009 was 4.5%. This credit facility had $5,000,000 in outstanding borrowings as of December 31, 2009. We also maintain a $10 million senior revolving credit facility with BB&T which had $8,166,917 in outstanding borrowings as of December 31, 2009. This revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum. The minimum interest rate is 4.0%, which was the interest rate as of December 31, 2009. On February 11, 2009, we executed a promissory note with BB&T in the amount of $12,000,000, which had $11,517,440 in outstanding borrowings as of December 31, 2009. This note bears interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4.0%. As of December 31, 2009, the applicable interest rate was 4.0%. Based on our average anticipated borrowings under our credit agreements in fiscal 2009, a hypothetical increase or decrease in the LIBOR rate by 1.0% would increase or decrease interest expense on our variable borrowings by 1.0% of the outstanding balance, with a corresponding change in cash flows.

Last year, we entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $5.7 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.6 million in debt and commenced on October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $559,000 in debt and commenced on October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At December 31, 2009, we recorded the estimated fair value of the three swaps at approximately $565,000. We have entered into the swap agreements for the purpose of hedging interest rate market risk for the respective notional amounts. See Note 3 in the Notes to Consolidated Financial Statements for a comparison of the notional and balance sheet amounts.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

(a)	Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2009, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2009, and concluded that such internal control over financial reporting was effective as of December 31, 2009.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that require only management’s report in this Annual Report on Form 10-K.

(c)	Changes to internal control over financial reporting

With the exception noted below, there were no changes in ISA’s internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

During 2009, ISA acquired all the assets of Venture Metals, LLC, in order to enter into the stainless steel and alloys recycling business. For this new business, ISA purchased a new recycling system software package from a third party vendor and installed it in April, 2009. ISA installed this new software in the New Albany, Seymour, and Camp Ground Road recycling satellite locations on October, 1, 2009. ISA installed this new software at the main recycling facility at Grade Lane on January 4, 2010. ISA is in the process of conducting an assessment of our new stainless steel recycling business and recycling satellite locations’ internal controls over financial reporting for the period between the consummation dates and December 31, 2009, the date of our management’s assessment, however, the assessment is not yet complete.

Item 9B. Other Information.

None

PART III

Item 10. ISA Directors Executive Officers and Corporate Governance. *

Item 11. Executive Compensation *

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters. *

Item 13. Certain Relationships and Related Transactions, and Director Independence. *

Item 14. Principal Accountant Fees and Services. *

*

The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2010 Annual Meeting of Shareholders of ISA which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after ISA’s year end for the year covered by this report under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15. Exhibits and Consolidated Financial Statement Schedules.

(a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:

Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report. The Management Agreement and the Consulting Agreement required to be filed as exhibits to this Form 10-K pursuant to Item 15(b) are noted by an asterisk (*) in the Index to Exhibits.

(b) Exhibits.

The exhibits listed on the Index to Exhibits are filed as a part of this report.

(c) Consolidated Financial Statement Schedules.

Schedule II—Valuation and Qualifying Accounts for the year ended December 31, 2009, 2008 and 2007 are incorporated by reference at page F-41 of the ISA Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.
Dated: March 22, 2010	By:	/s/ Harry Kletter

Harry Kletter, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 22, 2010

Harry Kletter

/s/ Brian Donaghy	President, Chief Operating Officer and Director	March 22, 2010

Brian Donaghy

/s/ Alan L. Schroering	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 22, 2010

Alan L. Schroering

/s/ Orson Oliver	Director	March 22, 2010

Orson Oliver

/s/ Roman Epelbaum	Director	March 22, 2010

Roman Epelbaum

/s/ Albert Cozzi	Director	March 22, 2010

Albert Cozzi

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of ISA is incorporated by reference to Exhibit 3.1 of ISA’s report on Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of ISA are incorporated by reference to Exhibit 3.2 of ISA’s report on Form 10-KSB for the year ended December 31, 1995.

10.1	**

Independent Consulting Services Agreement, dated as of March 31, 1995, and executed on June 25, 1996, by and between ISA and Douglas I. Maxwell, III (“Maxwell”), is incorporated by reference to Exhibit 4(a) of ISA Statement on Form S-8 of the Registration, filed on June 26, 1996 (File No. 333-06915).

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

Independent Consulting Services Agreement, dated as of March 31, 1995, and executed on June 26, 1996, by and between ISA and Neil C. Sullivan (“Sullivan”), is incorporated by reference to Exhibit 4(a) of Registration Statement on Form S-8 of ISA, filed on June 26, 1996 (File No. 333-06909).

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

Assignment of Contracts, dated September 4, 1997, by and between ISA and MGM Services, Inc. is incorporated by reference to Exhibit 10.11 of ISA’s report on Form 10-K for the year ended December 31, 1997.

10.9	**	Employment Agreement, dated as of October 15, 1997, by and between ISA and Garber is incorporated by reference to Exhibit 10.12 of ISA’s report on Form 10-K for the year ended December 31, 1997.

10.10	**	Lease Agreement, dated January 1, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.11	**	Consulting Agreement, dated as of January 2, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.12	**

Amendment to Employment Agreement, dated as of February 5, 1998, by and between ISA and Garber, amending original agreement dated October 15, 1997 is incorporated by reference to Exhibit 10.15 of ISA’s report on Form 10-K for the year ended December 31, 1997.

Exhibit Number		Description of Exhibits

10.13	**

Stock Option Agreement, effective as of October 31, 1997, by and between ISA and Glenn Bierman is incorporated by reference herein to Exhibit 10.13 of ISA’s report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.14	**

Stock Option Agreement, effective as of October 27, 1997, by and between ISA and Sean Garber is incorporated by reference herein to Exhibit 10.14 of ISA’s report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.15	**

Stock Option Agreement, effective as of October 31, 1997, by and between ISA and Sean Garber is incorporated by reference herein to Exhibit 10.15 of ISA’s report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.16	**

Amendment No. 1 to Option Agreement, effective as of February 5, 1998, by and between ISA and Sean Garber is incorporated by reference herein to Exhibit 10.16 of ISA’s report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.17	**

Stock Option Agreement, effective as of February 16, 1998, by and between ISA and Harry Kletter is incorporated by reference herein to Exhibit 10.17 of ISA’s report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.18	**

Consulting Agreement, dated as of June 2, 1998, by and between ISA and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.18 of ISA’s report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.19	**

Consulting Agreement, dated as of June 2, 1998, by and among ISA, Joseph Charles & Associates, Inc. and Andrew M. Lassak is incorporated by reference herein to Exhibit 10.19 of ISA’s report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.20	**

Asset Purchase Agreement, effective as of June 1, 1998, by and among ISA, ISA Indiana, Inc., R.J. Fitzpatrick Smelters, Inc., and R.K. Fitzpatrick and Cheryl Fitzpatrick is incorporated by reference herein to Exhibit 10.20 of ISA’s report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.21	**

Lease Agreement, effective June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.21 of ISA’s report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.22	**

Environmental Indemnity Agreement, effective as of June 1, 1998, by and between R.K. Fitzpatrick and Cheryl Fitzpatrick, R.J. Fitzpatrick Smelters, Inc., and ISA Indiana, Inc. is incorporated by reference herein to Exhibit 10.22 of ISA’s report on Form 10-K for the year ended December 31, 1999, as filed on April 14, 2000.

10.23	**

Promissory Note dated May 8, 1997, from Registrant to Bank of Louisville in the original principal amount of $2,000,000.00 is incorporated by reference herein to Exhibit 10.23 of ISA’s report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.24	**

Loan Agreement dated November 30, 2000, by and between ISA and Bank of Louisville is incorporated by reference herein to Exhibit 10.24 of ISA’s report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.25	**

Change in Terms Agreement dated November 30, 2000, by and between ISA and Bank of Louisville is incorporated by reference herein to Exhibit 10.25 of ISA’s report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

10.26	**

Change in Terms Agreement dated March 26, 2001, by and between ISA and Bank of Louisville is incorporated by reference herein to Exhibit 10.26 of ISA’s report on Form 10-K for the year ended December 31, 2000, as filed on March 30, 2001.

Exhibit Number		Description of Exhibits

10.27	**	Penske Lease and Purchase Agreement effective July 8, 2004, for three years at a rental of $3,000 per month with an option to purchase for $425,000.

10.28	**	Stock Option Agreement, dated June 11, 1996, by and between ISA and R. Jerry Falkner, is incorporated by reference to Exhibit 10.3 of ISA’s report on Form 10-K for the year ended December 31, 1996.

10.29	**

Stock Option Agreement, dated March 1, 2000, by and between ISA and Andrew M. Lassak and related letter agreement dated November 3, 1999 is incorporated by reference herein to Exhibit 10.29 of ISA’s report on Form 10-K for the year ended December 31, 2004, as filed on March 4, 2005.

10.30	**

Contract of Purchase, dated March 24, 2005, by and between the Southern States Cooperative, Incorporated and the Harry Kletter Family Limited Partnership (HKFLP), as assigned by assignment of contract of purchase, dated April 24, 2005 from HKFLP to ISA Real Estate, LLC is incorporated by reference herein to Exhibit 10.30 of ISA’s report on Form 10-K for the year ended December 31, 2004, as filed on March 4, 2005.

10.31	**

Lease, dated April 30, 2005, from ISA Real Estate, LLC to Southern States Cooperative, Incorporated is incorporated by reference herein to Exhibit 10.31 of ISA’s report on Form 10-K for the year ended December 31, 2004, as filed on March 4, 2005.

10.32	**

Promissory Note for K&R, LLC in favor of ISA in the principal amount of $302,160, dated March 25, 2006, and effective December 31, 2005, is incorporated by reference herein to Exhibit 10.32 of ISA’s report on Form 10-K for the year ended December 31, 2005, as filed on March 31, 2006.

10.33	**

Loan and Security Agreement dated June 30, 2006, by and between ISA and Fifth Third Bank is incorporated by reference herein to Exhibit 10.33 of ISA’s report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.34	**

Promissory Note dated June 30, 2006, from ISA to Fifth Third Bank is incorporated by reference herein to Exhibit 10.34 of ISA’s Report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.35	**

Revolving Credit Facility Agreement dated December 22, 2006, by and between ISA and BB&T is incorporated by reference herein to Exhibit 10.35 of ISA’s report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.36	**

Promissory Note dated December 22, 2006 from ISA to BB&T is incorporated by reference herein to Exhibit 10.36 of ISA’s report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.37	**

Lease dated as of February 6, 2007, by and between Parks Wood Products, as lessor, and ISA Real Estate, LLC, as lessee, is incorporated by reference herein to Exhibit 10.37 of ISA’s report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.38	**

Sublease dated as of February 28, 2007 by and between ISA, as sub lessor, and Cohen Brothers of Lexington, Inc. as sublessee, is incorporated by reference herein to Exhibit 10.38 of ISA’s report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.39	**

Asset Purchase Agreement dated as of August 2, 2007, between ISA and Industrial Logistic Services, LLC, including exhibits thereto, is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007.

10.40	**

Executive Employment Agreement dated as of August 2, 2007, between ISA and Brian G. Donaghy is incorporated by reference herein to Exhibit 10.2 of ISA’s report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007.

Exhibit Number		Description of Exhibits

10.41	**

Employment Agreement dated effective as of April 4, 2007, between ISA and James K. Wiseman, III is incorporated by reference herein to Exhibit 10.3 of ISA’s report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007.

10.42	**

Loan Agreement dated May 7, 2008, by and between ISA and Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 8-K for the event reported on May 14, 2008, as filed on May 22, 2008.

10.43	**

Promissory Note in the amount of $6,000,000 dated May 7, 2008, from ISA to Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 8-K for the event reported on May 14, 2008, as filed on May 22, 2008.

10.44	**

Loan Agreement dated May 7, 2008, by and between ISA and Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 8-K for the event reported on May 14, 2008, as filed on May 22, 2008.

10.45	**

Promissory Note in the amount of $3,000,000 dated May 7, 2008, from ISA to Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 8-K for the event reported on May 14, 2008, as filed on May 22, 2008.

10.46	**

Note Modification Agreement, dated October 15, 2008, in the amount of $2,897,114.77 from ISA in favor of Branch Banking and Trust Company of North Carolina is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

10.47	**

Note Modification Agreement, dated October 15, 2008, in the amount of $6,000,000 from ISA in favor of Branch Banking and Trust Company of North Carolina is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

10.48	**

ISDA Master Agreement and Schedule, dated as December 22, 2006, between ISA and Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

10.49	**

Swap Confirmation, dated October 20, 2008, between ISA and Branch Banking and Trust Company in the notional amount of $2,897,114.77 is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

10.50	**

Swap Confirmation, dated October 20, 2008, between ISA and Branch Banking and Trust Company in the notional amount of $6,000,000 is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

10.51	**

Inventory Purchase Agreement, dated January 13, 2009, between ISA and Venture Metals, LLC is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on January 13, 2009, as filed on January 16, 2009.

10.52	**

Lease Agreement, dated February 11, 2009 between ISA and Venture Metals, LLC is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on February 18, 2009, as filed on February 18, 2009.

10.53	**

Loan Agreement dated February 11, 2009, by and between ISA and Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 8-K for the event reported on February 11, 2009, as filed on February 18, 2009.

Exhibit Number		Description of Exhibits

10.54	**

Promissory Note in the amount of $12,000,000 dated February 11, 2009, from ISA to Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 8-K for the event reported on February 11, 2009, as filed on February 18, 2009.

10.55	**

Modification of Loan Agreement, dated February 11, 2009, in the amount of $10,000,000 from ISA in favor of Branch Banking and Trust Company of North Carolina is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 8-K for the event reported on February 11, 2009, as filed on February 18, 2009.

10.56	**

Agreement to Purchase Real Estate, dated as of April 2, 2009, between ISA and LUCA Investments, LLC, is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on April 2, 2009, as filed on April 7, 2009.

10.57	**

Notice of Exercise of Option to Purchase Fixed Assets, dated as of April 13, 2009, between ISA and Venture Metals, LLC, is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on April 13, 2009, as filed on April 20, 2009.

10.58	**

Executive Employment Agreement dated effective as of June 1, 2009, between ISA and Steve Jones is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on June 1, 2009, as filed on June 5, 2009.

10.59	**

Executive Employment Agreement dated effective as of June 1, 2009, between ISA and Jeffrey Valentine is incorporated by reference herein to Exhibit 10.2 of ISA’s report on Form 8-K for the event reported on June 1, 2009, as filed on June 5, 2009.

10.60	**

Loan Agreement dated June 30, 2009, by and between ISA and Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 8-K for the event reported on June 30, 2009, as filed on July 6, 2009.

10.61	**

Promissory Note in the amount of $5,000,000 dated June 30, 2009, from ISA to Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 8-K for the event reported on June 30, 2009, as filed on July, 6, 2009.

10.62	**

Agreement and Plan of Share Exchange, dated as of July 16, 2009, between ISA and Harry Kletter Family Limited Partnership, is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on July 16, 2009, as filed on July 17, 2009.

10.63	**

Agreement and Plan of Share Exchange, dated as of July 16, 2009, between ISA and Harry Kletter Family Limited Partnership, is incorporated by reference herein to Exhibit 10.2 of ISA’s report on Form 8-K for the event reported on July 16, 2009, as filed on July 17, 2009.

10.64	**

Note Modification Agreement, dated October 15, 2009, in the amount of $5,000,000 from ISA in favor of Branch Banking and Trust Company of North Carolina is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2009, as filed on November 16, 2009.

10.66		Note Modification Agreement, dated February 22, 2010, in the amount of $12,000,000 from ISA in favor of Branch Banking and Trust Company of North Carolina.

11		Statement of Computation of Earnings Per Share (See Note 10 to Notes to Consolidated Financial Statements).

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K for the year ended December 31, 2009.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K for the year ended December 31, 2009.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-K for the year ended December 31, 2009.
*	Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K under the Securities Act of 1933, as amended.
**	Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Industrial Services of America, Inc. and Subsidiaries

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2009, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Mountjoy Chilton Medley, LLP
Louisville, Kentucky March 19, 2010

See accompanying notes to consolidated financial statements.

1.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008

ASSETS
Current assets
Cash	$713,062	$1,103,842
Income tax receivable	—	36,016
Accounts receivable – trade (after allowance for doubtful accounts of $100,000 in 2009 and $490,000 in 2008) (Note 1)	8,512,326	3,811,484
Net investment in sales-type leases (Note 5)	27,928	54,629
Inventories (Note 1)	26,426,611	4,371,348
Deferred income taxes (Note 4)	538,045	912,337
Other	322,847	126,902

Total current assets	36,540,819	10,416,558
Shredder system construction in progress	—	6,547,902
Net property and equipment (Note 1)	26,994,539	10,895,477
Other assets
Net investment in sales-type leases (Note 5)	73,300	71,222
Notes receivable – related party (Note 6)	129,079	167,594
Goodwill (Note 1)	2,567,046	560,005
Other assets	368,834	132,672

	3,138,259	931,493

	$66,673,617	$28,791,430

See accompanying notes to consolidated financial statements.

2.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long term debt (Note 3)	$12,539,889	$857,863
Current maturities of capital lease obligations (Note 8)	20,798	80,771
Accounts payable	4,684,386	3,701,895
Income tax payable	517,828	566,025
Note payable to BB&T (Note 3)	5,000,000	—
Liability for legal settlements (Note 11)	49,337	1,037,165
Interest rate swap agreement liability (Note 1)	564,715	792,236
Accrued bonuses	1,513,800	54,500
Other current liabilities	331,381	337,231

Total current liabilities	25,222,134	7,427,686
Long-term liabilities
Long-term debt (Note 3)	16,654,481	8,510,014
Capital lease obligations (Note 8)	—	20,798
Deferred income taxes (Note 4)	2,879,509	491,715

	19,533,990	9,022,527
Commitments (Note 8)	—	—
Shareholders’ equity
Common stock, $.005 par value: 10,000,000 shares authorized, 4,795,000 shares issued in 2009 and 4,295,000 in 2008, 4,286,292 shares outstanding in 2009 and 3,575,292 in 2008, Respectively	23,975	21,475
Additional paid-in capital	7,442,346	3,742,373
Retained earnings	15,885,814	10,601,102
Accumulated other comprehensive loss	(338,829)	(475,342)
Treasury stock at cost, 508,708 shares in 2009 and 719,708 in 2008	(1,095,813)	(1,548,391)

	21,917,493	12,341,217

	$66,673,617	$28,791,430

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Revenue from services	$7,094,755	$18,182,726	$17,234,194
Revenue from product sales	173,956,925	81,859,765	59,721,347

Total Revenue	181,051,680	100,042,491	76,955,541
Cost of goods sold for services	5,514,290	16,550,253	15,233,788
Cost of goods sold for product sales	155,244,685	68,808,921	50,639,372
Inventory adjustment for lower cost or market	—	1,228,352	—
Reduction of cost of goods sold	—	—	(858,249)

Total Cost of goods sold	160,758,975	86,587,526	65,014,911
Selling, general and administrative expenses	10,487,665	9,998,530	7,766,915

Income before other income (expense)	9,805,040	3,456,435	4,173,715
Other income (expense)
Interest expense	(1,096,227)	(372,444)	(290,689)
Interest income	32,147	85,598	119,762
Gain (loss) on sale of assets	73,754	34,842	(3,696)
Provision for lawsuit settlement (Note 11)	—	(990,000)	—
Other income (loss), net	(29,322)	336,802	22,741

	(1,019,648)	(905,202)	(151,882)

Income before income taxes	8,785,392	2,551,233	4,021,833
Income tax provision (Note 4)	3,500,680	1,023,635	1,458,000

Net income	$5,284,712	$1,527,598	$2,563,833

Basic earnings per share	$1.37	$.43	$.71

Diluted earnings per share	$1.37	$.43	$.71

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2009, 2008 and 2007

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total

	Shares	Amount				Shares	Cost

Balance as of January 1, 2007	4,295,000	$21,275	$3,194,816	$7,234,990	$—	(654,101)	$(704,976)	$9,746,305
Cash dividend	—	—	—	(364,090)	—	—	—	(364,090)
Repurchase of common stock	—	—	—	—	—	(40,000)	(352,974)	(352,974)
Stock bonus	—	—	194,244	—	—	20,000	21,556	215,800
Tax benefits related to common stock options			210,564					210,564
Net income	—	—	—	2,563,833	—	—	—	2,563,833

Balance as of December 31, 2007	4,295,000	21,475	3,599,624	9,434,733	—	(674,101)	(1,036,394)	12,019,438
Net unrealized loss on derivative instruments, net of tax					(475,342)			(475,342)
Stock repurchase	—	—	—	2,961	—	(55,607)	(530,648)	(527,687)
Stock bonus	—	—	142,749	—	—	10,000	18,651	161,400
Cash dividend	—	—	—	(364,190)	—	—	—	(364,190)
Net income	—	—	—	1,527,598	—	—	—	1,527,598

Balance as of December 31, 2008	4,295,000	21,475	3,742,373	10,601,102	(475,342)	(719,708)	(1,548,391)	12,341,217
Net unrealized income on derivative instruments, net of tax	—	—	—	—	136,513	—	—	136,513
Stock bonus	—	—	37,402	—	—	11,000	22,578	59,980
Purchase of real estate (CGR)	—	—	370,000	—	—	200,000	430,000	800,000
Purchase of real estate (GL)	500,000	2,500	3,197,500	—	—	—	—	3,200,000
Stock option distribution to Directors	—	—	95,071	—	—	—	—	95,071
Net income	—	—	—	5,284,712	—	—	—	5,284,712

Balance as of December 31, 2009	4,795,000	$23,975	$7,442,346	$15,885,814	$(338,829)	(508,708)	$(1,095,813)	$21,917,493

CGR = 3409 Camp Ground Road

GL = 7124 & 7200 Grade Lane

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash flows from operating activities
Net income	$5,284,712	$1,527,598	$2,563,833
Adjustments to reconcile net income to net cash from operating activities
Depreciation	2,799,192	2,122,167	1,954,023
Inventory write-down	—	1,228,352	—
Stock bonus to employees	59,980	161,400	215,800
Stock options to Directors	95,071
Deferred income taxes	2,898,599	(156,813)	(59,589)
Tax benefit of stock options exercised	—	—	210,564
Provision for doubtful accounts	(390,000)	390,000	—
(Gain) loss on sale of property and equipment	(73,754)	(34,842)	3,696
Change in assets and liabilities
Receivables	(4,310,842)	2,563,367	(1,738,410)
Net investment in sales-type leases	24,623	60,364	50,586
Inventories	(12,946,204)	(972,419)	(1,199,055)
Other assets	(396,091)	292,785	(337,735)
Accounts payable	982,491	(963,736)	120,574
Other current liabilities	189,904	1,558,130	(1,147,988)

Net cash from operating activities	(5,782,319)	7,776,353	636,299
Cash flows from investing activities
Proceeds from sale of property and equipment	111,469	126,283	57,300
Purchases of property and equipment	(1,102,627)	(3,571,740)	(2,169,829)
Payments for shredder system	(6,526,555)	(4,374,826)	(2,173,076)
Acquisition from Venture Metals	(11,874,985)	—	—
Payments from related party	38,515	36,459	34,513

Net cash from investing activities	(19,354,183)	(7,783,824)	(4,251,092)
Cash flows from financing activities
Payments on capital lease obligation	(80,771)	(133,675)	(337,959)
Net borrowing under line of credit agreement	7,533,022	—	—
Proceeds from long-term debt	14,650,218	8,773,555	7,850,000
Proceeds from note payable to BB&T	5,000,000	—	—
Payments on long-term debt	(2,356,747)	(8,138,375)	(3,010,306)
Payment of cash dividend	—	(364,190)	(364,090)
Purchases of common stock	—	(527,687)	(352,974)

Net cash from financing activities	24,745,722	(390,372)	3,784,671

Net change in cash	(390,780)	(397,843)	169,878
Cash at beginning of year	1,103,842	1,501,685	1,331,807

Cash at end of year	$713,062	$1,103,842	$1,501,685

Supplemental disclosure of cash flow information
Cash paid for interest	$1,096,227	$372,444	$332,745
Cash paid for taxes	748,722	617,675	2,593,479
Supplemental disclosure of noncash investing and financing activities:
Common stock issued to acquire real estate	4,000,000	—	—
Equipment purchased through seller financing	—	—	1,010,040

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Recycling division of Industrial Services of America, Inc. and its subsidiaries (ISA) purchases and sells ferrous and nonferrous materials, including stainless steel, and fiber scrap on a daily basis at our two wholly owned subsidiaries, ISA Recycling, LLC (located in Louisville, Kentucky) and ISA Indiana, Inc. (serving southern Indiana). We expanded this division into the stainless steel recycling market for super alloys and high-temperature metals in 2009. The multi-million dollar shredder project, completed in June 2009, expands our processing capacity, offers specialty grades of scrap and improves end-product quality. The shredder began operations on July 1, 2009. Through the Waste Services division (see the Segment information at Note 12), ISA also provides products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. This division represents contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. Our customers and subcontractors are located throughout the United States and Canada. This division also installs or repairs equipment and rental equipment on a same day basis. Each of our segments bills separately for its products or services. Generally, services and products are not bundled for sale to individual customers. The products or services have value to the customer on a standalone basis.

Adoption of the FASB Accounting Standards Codification: In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC). Effective in September 2009, the ASC became the single source for all authoritative GAAP recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The ASC does not change GAAP and did not impact our consolidated financial statements.

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

Our management services group provides our customers evaluation, management, monitoring, auditing and cost reduction of our customers’ non-hazardous solid waste removal activities. We recognize revenue related to the management aspects of these services when we deliver the services. We record revenue related to this activity on a gross basis because we are ultimately responsible for service delivery, have discretion over the selection of the specific service provided and the amounts to be charged, and are directly obligated to the subcontractor for the services provided. We are an independent contractor. If we discover that third party service providers have not performed, either by auditing of the service provider invoices or communications from

7.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition: (Continued)

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

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $100,000 at December 31, 2009 and $490,000 at December 31, 2008. Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables. Potential credit losses from our significant customers could adversely affect our results of operations or financial condition. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings. We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.

Major Customer: North American Stainless (NAS) is a major customer in our Recycling segment. Sales to NAS equal 68.6% of our consolidated revenue in 2009, and the loss of NAS would have a material adverse effect on our financial statements.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ISA Indiana, Inc., ISA Recycling, LLC, Industrial Logistics, and ISA Alloys. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

Common Control: We conduct significant levels of business (see Note 6) with K&R, LLC (K&R), which is owned by ISA’s principal shareholder. Because these entities are under common control, our operating results or our financial position may be materially different from those that would have been obtained if the entities were autonomous.

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

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories: Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, scrap metals and fiber scrap and are valued at the lower of average purchased cost or market. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods.

We make certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded net realizable value of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. In the fourth quarter 2008, demand and prices for inventory decreased due to reduced demand for scrap and recycled metal arising from weaker economic conditions, which led to a reduction in ferrous sales volumes and average nonferrous selling prices. In addition, continued weak demand and the impact of declines in anticipated future selling prices which outpaced the decline in inventory costs, results in ISA recording a non-cash net realizable value (NRV) inventory write-down of $1.2 million. No such write-down was necessary for 2009.

Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be torched, sheared, shredded or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities by gross ton. Processing costs in stainless steel inventory totaled $249,789 at December 31, 2009. Stainless steel inventory of $21,549,014 at December 31, 2009 was comprised only of raw materials. Processing costs in ferrous inventory totaled $197,822 at December 31, 2009 and $535,874 at December 31, 2008. Processing costs in non-ferrous inventory totaled $105,864 at December 31, 2009 and $237,436 at December 31, 2008. Ferrous inventory of $1,587,475 at December 31, 2009 was comprised of $269,344 in raw materials and $1,318,131 of finished goods. Ferrous inventory of $2,162,149 at December 31, 2008 was comprised of $418,035 in raw materials and $1,744,114 of finished goods. Non-ferrous inventory of $2,219,137 at December 31, 2009 was comprised of $653,019 in raw materials and $1,566,118 of finished goods. Non-ferrous inventory of $2,033,154 at December 31, 2008 was comprised of $362,065 in raw materials and $1,671,089 of finished goods. We charged $4,711,982 in general and administrative processing costs to cost of sales for the year ended December 31, 2009 and $3,098,870 for the year ended December 31, 2008.

See also the “Subsequent Events” topic below relating to a change in the method of valuing inventory effective January 4, 2010.

9.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories: (Continued)

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Shredder replacement parts included in Inventory are depreciated over a one-year life and are used by the Company within the one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. Other inventory includes miscellaneous equipment, cardboard, fuel, and baling wire. Inventories as of December 31, 2009 and 2008 consist of the following:

	2009	2008

Stainless steel alloys	$21,549,014	$—
Ferrous materials	1,587,475	2,162,149
Non-ferrous materials, high grade	2,219,137	2,033,154
Waste Equipment Machinery	102,032	95,675
Other	89,122	80,370

Total inventories for sale	25,546,780	4,371,349
Shredder replacement parts	879,831	—

Total inventories	$26,426,611	$4,371,349

Property and Equipment: Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property. Assets under capital lease obligations are amortized over the term of the capital lease.

Property and equipment as of December 31, 2009 and 2008 consist of the following:

	Life	2009	2008

Land		$5,862,069	$2,265,310
Equipment and vehicles	1-10 years	23,207,646	12,351,205
Office equipment	1-7 years	1,886,104	1,686,177
Rental equipment	3-5 years	5,304,771	5,098,708
Building and leasehold improvements	5-40 years	7,219,385	3,568,083

		43,479,975	24,969,483
Less accumulated depreciation and amortization		16,485,436	14,074,006

		$26,994,539	$10,895,477

10.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment: (Continued)

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $2,799,192, $2,122,167, and $1,954,023. Of the $2,799,192 depreciation expense recognized in 2009, $2,102,505 was recorded in cost of sales, and $696,687 was recorded in general and administrative expense.

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

2010	$1,708,534
2011	1,325,544
2012	865,361
2013	425,801
2014	151,113

$4,476,353

Goodwill and Other Intangible Assets: Goodwill and certain intangible assets are no longer amortized but are assessed at least annually for impairment with any such impairment recognized in the period identified. We perform our annual goodwill impairment test internally at December 31 and at the level of the recycling reporting unit to which all the goodwill is related. We determine whether to impair goodwill by comparing the fair value of the recycling reporting unit as a whole (the present value of expected cash flows) to its carrying value including goodwill. Since the recycling reporting unit’s fair value exceeds its carrying value, no further computations are required.

Derivative and Hedging Activities: The FASB’s authoritative guidance titled “Accounting for Derivative Instruments and Hedging Activities”, and subsequent amendments (hereinafter collectively referred to FASB’s guidance), contain numerous requirements including the recognition of derivative instruments in the financial statements at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative meets the requirements for hedge accounting in accordance with FASB’s guidance, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the corresponding change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in the statement of operations.

11.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative and Hedging Activities: (Continued)

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

Accumulated Other Comprehensive Income (Loss): Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other accumulated comprehensive loss for our derivative instruments are recorded net of the related income tax effects. The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 31, 2009 and 2008.

Total accumulated other comprehensive income (loss) as of 1/1/08	$—
Net unrealized (losses) on derivative instruments, net of tax, during 2008	(475,342)

Total accumulated other comprehensive income (loss) as of 12/31/08	(475,342)
Net unrealized gains on derivative instruments, net of tax during 2009	136,513

Total accumulated other comprehensive income (loss) as of 12/31/09	$(338,829)

Income Taxes: Deferred income taxes are recorded to recognize the tax consequences on future years of differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as “temporary differences”, and for net operating loss carryforwards subject to an ongoing assessment of realizability. Deferred income taxes are measured by applying current tax laws.

The FASB has issued guidance, included in the ASC, related to the accounting for uncertainty in taxes recognized in financial statements. These new standards are effective for annual financial statements for fiscal years beginning after December 15, 2008. The company evaluates its uncertain tax positions and a loss contingency is recognized when it is probable that a liability has

12.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management’s judgment with respect to the likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.

The Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expenses, if appropriate. The tax years 2006 through 2009 remain open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which the Company is subject.

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

	2009	2008	2007

Net income (loss)
Net income, as reported	$5,284,712	$1,527,598	$2,563,833

Basic earnings (loss) per share
As reported	$1.37	$.43	$.71

Diluted earnings (loss) per share
As reported	$1.37	$.43	$.71

Stock Option Plans: We have an employee stock option plan under which we may grant options for up to 800,000 shares of common stock, which are reserved by the board of directors for issuance of stock options. The exercise price of each option is equal to the market price of our stock on the date of grant. The maximum term of the option is five years.

We accounted for this plan based on FASB’s authoritative guidance entitled “Share-Based Payment”, using the modified prospective method. The impact of accounting for this plan under this guidance on our consolidated results of operations depends on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods

13.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Option Plans: (Continued)

provided by such awards. Existing outstanding options did not result in additional compensation expense upon adoption of this guidance since all outstanding options were fully vested. See also Note 14 in the Notes to Consolidated Financial Statements for additional information regarding the Long Term Incentive Plan.

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2009, 2008 and 2007:

	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price Per Share	Maximum Remaining Term of Options Granted	Weighted Average Grant Date Fair Value of Options

Balance as of January 1, 2007	—	—	—	—	—
Balance as of December 31, 2007	—	—	—	—	—
Balance as of December 31, 2008	—	—	—	—	—
Granted	60,000	$6.35	$6.35	4.5 Years	$1.58

Balance as of December 31, 2009	60,000	$6.35	$6.35	4.5 Years	$1.58

On January 11, 2010, we granted 17,000 shares of common stock for management bonuses, valued at $166,900.

Fair Value of Financial Instruments: We estimate the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2009, the estimated fair value of our financial instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the LIBOR rate. There is no readily available market by which to determine fair

14.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

market value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.

Subsequent Events: We have evaluated the period from December 31, 2009 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements. The following event was identified:

Change in method of inventory valuation:

On January 4, 2010, ISA elected to refine its method of valuing its inventory to the specific identification method, whereas in all prior years inventory was valued using the weighted average method. The new method was adopted due to a change in the inventory software, which now provides the ability to specifically track and identify individual scrap metal commodities within the system. This method provides a more accurate value of the inventory and will apply for all future periods. As the previous software did not have this tracking ability, management considers it impracticable to retrospectively apply the method for prior period comparative financial statements, as required by FASB’s authoritative guidance entitled “Accounting Changes and Error Corrections”. This change in inventory valuation method will not have a significant impact on our operations or financial statements.

Impact of Recently Issued Accounting Standards:

In December 2007, FASB issued authoritative guidance on business combinations that applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is January 1, 2009. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement requires us as an acquirer of the assets of Venture Metals to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in Venture Metals at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. Refer to Note 13 of our financial statements for more detailed information about our acquisition of Venture Metals.

Effective January 1, 2008, we adopted FASB’s authoritative guidance on fair value measurements for financial assets and liabilities. This guidance was updated in January, 2010 by Topic 820, “Fair Value Measurements and Disclosures – Improving Disclosures about Fair Value Measurements”, effective for interim and annual reporting periods beginning after December 15, 2009, the year ending December 31, 2010 for us. We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of trading account assets, investment securities available for sale and various types of derivative instruments. In addition, we measure certain assets, such as goodwill and other long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price

15.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards: (Continued)

that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with accounting standards, which we adopted effective January 1, 2008, we categorize our financial assets and liabilities into the following fair value hierarchy:

Level 1 – Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded equity securities and certain U.S. government securities.

Level 2 – Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Examples of level 2 financial instruments include commercial paper purchased from the State Street-administered asset-backed commercial paper conduits, various types of interest-rate and foreign exchange derivative instruments, and various types of fixed-income investment securities. Pricing models are utilized to estimate fair value for certain financial assets and liabilities categorized in level 2.

Level 3 – Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management’s judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. Examples of level 3 financial instruments include certain corporate debt, asset- and mortgage-backed securities and certain derivative instruments with little or no market activity and a resulting lack of price transparency.

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

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards: (Continued)

We use the fair value methodology outlined in this guidance to value the assets and liabilities for cash and debt. All of our cash is defined as Level 1. In accordance with this guidance, the following table represents our fair value hierarchy for financial instruments at December 31, 2009 and December 31, 2008:

2009:
	Level 1	Level 2	Total

Assets
Cash and cash equivalents	$713,062	—	$713,062
Liabilities
Long term debt	—	$ (34,194,370)	$(34,194,370)
Derivative contract	—	(564,715)	(564,715)

2008:
	Level 1	Level 2	Total

Assets
Cash and cash equivalents	$1,103,842	—	$1,103,842
Liabilities
Long term debt	—	$ (9,367,877)	$(9,367,877)
Derivative contract	—	(792,236)	(792,236)

We have had no transfers in or out of Levels 1 or 2 fair value measurements. Goodwill of $560,005 was subject to impairment analysis under Phase 1 of the ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment. No impairment was recorded. The additional goodwill of $2,007,041 recorded in the 4th quarter of 2009 will also be subject to this analysis going forward.

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities and updated this guidance in February 2010 through guidance entitled “Technical Corrections to Various Topics”. The March 2008 guidance amends and expands the disclosure requirements in the previously issued guidance on accounting for derivative instruments and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning January 1, 2009 for us. The February 2010 update is effective for the first reporting period beginning after issuance, the year ending December 31, 2009 for us. We have included the required disclosures in Note 3 of our Consolidated Financial Statements.

17.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards: (Continued)

In April 2009, the FASB issued authoritative guidance entitled “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly” and “Recognition and Presentation of Other-Than-Temporary Impairments”. These two documents were issued to provide additional guidance about (1) measuring the fair value of financial instruments when the markets become inactive and quoted prices may reflect distressed transactions, and (2) recording impairment charges on investments in debt instruments. Additionally, the FASB issued authoritative guidance entitled “Interim Disclosures about Fair Value of Financial Instruments” to require disclosures of fair value of certain financial instruments in interim financial statements. The adoption of this guidance does not materially impact our financial statements. This guidance became effective for financial statements issued for interim and annual reporting periods ending after June 15, 2009, the quarter ending June 30, 2009 for us.

In May 2009, the FASB issued authoritative guidance on subsequent events, but this guidance was amended by new authoritative guidance issued in February, 2010. The original guidance required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance removes the requirement for an SEC filer to disclose a date in both issued and revise financial statements. This amendment removes potential conflicts with SEC requirements.

The original guidance became effective for interim and annual periods ending after June 15, 2009, the quarter ending June 30, 2009 for us, and the amendment became effective upon issuance of the final update in February, 2010.

The FASB issued authoritative guidance on accounting for transfers of financial assets in June 2009 with an update issued in December 2009. This guidance is effective for reporting periods beginning after November 15, 2009, the year ending December 31, 2010 for us. This new guidance limits the circumstances in which a financial asset may be de-recognized when the transferor has not transferred the entire financial asset or has continuing involvement with the transferred asset. The concept of a qualifying special-purpose entity, which had previously facilitated sale accounting for certain asset transfers, is removed by this new guidance. The adoption of this new guidance did not impact our financial position or results of operations.

The FASB issued authoritative guidance on accounting for variable interest entities (VIE) in June 2009 with an update issued in December 2009. This guidance is effective for reporting periods beginning after November 15, 2009, the year ending December 2010 for us. This guidance changes the process for how an enterprise determines which party consolidates a VIE, to a primarily qualitative analysis. The party that consolidates the VIE (the primary beneficiary) is defined as the party with (1) the power to direct activities of the VIE that most significantly affect the VIE’s

18.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards: (Continued)

economic performance and (2) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE. Upon adoption, reporting enterprises must reconsider their conclusions on whether an entity should be consolidated and should a change result, the effect on net assets will be recorded as a cumulative effect adjustment to retained earnings. The adoption of this new guidance did not impact our financial position or results of operations.

In January 2010, the FASB issued authoritative guidance entitled “Accounting for Distributions to Shareholders with Components of Stock and Cash” to address and eliminate the diversity in practice related to the accounting for a distribution to shareholders that offers them the ability to elect to receive their entire distribution in cash or shares of equivalent value with a potential limitation on the total amount of cash that shareholders can elect to receive in the aggregate. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards Codification. The amendments in this Update are effective on a retrospective basis for interim and annual periods ending on or after December 15, 2009, the year ending December 31, 2009 for us. The adoption of this new guidance did not impact our financial position or results of operations.

NOTE 2 – INCOME STATEMENT RECLASSIFICATIONS

We have reclassified certain items in the accompanying Financial Statements and Notes to the Financial Statements for the prior year in order to be comparable with the current classifications. These reclassifications had no effect on previously reported net income. We have reclassified certain expenses in our income statement to more accurately reflect segment performance and we have reclassified cost of goods sold and selling, general and administrative expenses for the year ended December 31, 2008 to be consistent with current presentation. These reclassifications had no effect on previously reported net income.

NOTE 3 - NOTES PAYABLE TO BANK

On February 11, 2009, we executed a promissory note, loan agreement and related security documents with Branch Banking and Trust Company (BB&T) in the amount of $12,000,000 for the purpose of financing our acquisition of inventory and fixed assets from Venture Metals, and real estate at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals (Note 13). The original maturity date of this note was February 11, 2010, which BB&T extended to March 24, 2010

19.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 3 - NOTES PAYABLE TO BANK (Continued)

in conjunction with a commitment letter for a new revolving credit facility that we anticipate closing in the second quarter of 2010. Interest is payable monthly commencing March 11, 2009, and the note bears interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4.0%. As of December 31, 2009, the applicable interest rate was 4.0% since the calculated rate was 2.48%. All our assets (except rental fleet equipment) secure this note. As a result of this note and related loan documents, we and BB&T undertook amendments to existing security agreements related to the $10,000,000 borrowing line from BB&T, dated December 22, 2006 (see below), a BB&T Bankcard Corporation Commercial Card Application and BB&T Bankcard Corporation Commercial Card Plan Agreement, executed December 9, 2003 and December 8, 2003, and a $6,000,000 equipment loan to purchase our shredder system and complementary facility improvements, dated May 7, 2008, so as to provide that the security for each of the above loans also secures the $12,000,000 loan of February 11, 2009.

This $12,000,000 loan provides for advances of up to 80.0% of our eligible accounts receivable, 80.0% of eligible real estate, 35.0% of eligible raw materials inventory, and up to 100.0% of our net book value of eligible equipment less any outstanding indebtedness on the equipment. This $12,000,000 loan contains restrictive, affirmative, negative and financial covenants. Events of default include failure to promptly pay principal or interest on the note, proof of a false or misleading representation or warranty in any loan document, default on the performance by us of any other obligation or indebtedness when due or in connection with money borrowed, breach of any covenant, condition or agreement made under any of the loan documents, our bankruptcy, final judgment for payment of money remaining undischarged for 30 days after judgment against us which is not otherwise covered by insurance, BB&T in good faith deeming itself unsafe or insecure, or the failure of any lien or security interest granted to BB&T by us to have the priority agreed to by BB&T on the date granted or otherwise becomes unperfected or invalid for any reason. Remedies include the declaration by BB&T of the balances of our notes to be immediately due and payable, the pledge of additional collateral, the taking of the collateral as security for the note, or the exercise of any other remedies under the Kentucky Uniform Commercial Code.

We have entered into this $12,000,000 loan partially to reimburse ourselves for the acquisition of the inventory from Venture Metals under the inventory purchase agreement, and for the purchases of the fixed assets of Venture Metals and the Camp Ground Road real estate. At December 31, 2009, the outstanding balance on this credit facility was $11,517,440.

We maintain a $10.0 million senior revolving credit facility with the BB&T. This revolving credit facility has a three year term expiring January 1, 2012, providing for advances of up to eighty percent (80.0%) of our eligible accounts receivable and up to thirty five percent (35.0%) of eligible inventory, and up to one hundred percent (100.0%) of our net book value of eligible equipment less an outstanding indebtedness on the equipment. The revolving credit facility bears interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, and is secured by all our assets (except rental fleet equipment). As of December 31, 2009, the outstanding balance on this credit facility was $8,166,917.

20.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 3 - NOTES PAYABLE TO BANK (Continued)

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

At December 31, 2009, we were in compliance with two of the three restrictive covenants, and we received a waiver from BB&T for failing to meet the EBIDTA requirement.

On May 14, 2008, we executed a loan agreement with BB&T in the amount of $3.0 million secured by our rental fleet equipment. This note replaces the $2.0 million rental fleet loan with Fifth Third Bank. Until October 15, 2008, indebtedness under this loan agreement accrued interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum. Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013. Effective October 15, 2008, we converted this revolving credit facility with a variable interest rate into a fixed interest rate of 5.65% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation. The maturity date under this revised agreement is May 2013. The repayment terms are principal paid in twelve (12) monthly payments of $19,673.54 plus interest commencing on November 7, 2008 and continuing through October 7, 2009, principal paid in 12 monthly payments of $20,835.07 plus interest commencing on November

21.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 3 - NOTES PAYABLE TO BANK (Continued)

7, 2009 and continuing through October 7, 2010, principal paid in 12 monthly payments of $22,065.17 plus interest commencing on November 7, 2010 and continuing through October 7, 2011, principal paid in 12 monthly payments of $23,367.89 plus interest commencing on November 7, 2011 and continuing through October 7, 2012, principal paid in six (6) monthly payments of $24,747.53 plus interest commencing on November 7, 2012 and continuing through April 7, 2013, with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013. The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At December 31, 2009, we were in compliance with two of the three restrictive covenants, and we received a waiver from BB&T for failing to meet the EBIDTA requirement.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1,010,040 with an outstanding balance at December 31, 2009 of $582,273.

On June 30, 2009, we executed a promissory note, loan agreement and related security documents with BB&T in the amount of $5,000,000 to support our ongoing growth and as a first step in our planned and forthcoming restructuring of our banking facilities. Over the past seven years, we acquired real estate and have made substantial investments in our real property infrastructure using operating cash. We have acquired a valuable portfolio of real estate and this is a first step in maximizing its value to us. Together with the loan agreement we executed a promissory note, which matured September 28, 2009 at which time all principal plus accrued interest was due. On October 15, 2009, we executed a note modification agreement, which extended the maturity date to December 15, 2009. On December 21, 2009, we executed a note modification agreement, which extended the maturity date to March 15, 2010. The note payable is a non-revolving credit facility and provides that we may borrow from time to time through the maturity date. The loan bears interest at the one month LIBOR plus 3.25% per annum, which adjusts monthly on the first day of each month for each LIBOR interest period. The minimum rate of interest is 4.5%, which was the interest rate as of December 31, 2009. On March 12, 2010, we executed a commitment letter to, among other things, amend this financing through April 7, 2014.  See Note 16—Subsequent Event. We have secured the note payable with mortgages, related assignments of leases and rents and environmental certificates against our properties or those of our affiliates, ISA Real Estate, LLC, ISA

22.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 3 - NOTES PAYABLE TO BANK (Continued)

Indiana Real Estate, LLC and 7021 Grade Lane, LLC. In addition we have cross-collateralized this note with our other indebtedness owed to BB&T. As a result of this short term financing BB&T has reduced our available amount under the BB&T Bankcard from $2.5 million to an amount not to exceed $500,000 so long as this note is outstanding. In addition to the cross-collateralization of these other financings with this note, if we default on any note with BB&T, it is considered a default on all notes with BB&T. The terms of the note payable agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. At December 31, 2009, we were in compliance with two of the three restrictive covenants, and we received a waiver from BB&T for failing to meet the EBIDTA requirement. As of December 31, 2009, the outstanding balance on this note payable was $5,000,000.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $5.7 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.6 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $559,000 in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At December 31, 2009, we recorded the estimated fair value of the three swaps as approximately $565,000. Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. We have designated these agreements as a cash flow hedge.

The following table outlines the comparison of the notional and balance sheet amounts related to the interest rate swaps as of December 31, 2009:

Notional Amount	Balance Sheet Amount	Rate

$5,698,911	$5,661,275	5.89%
$2,619,362	$2,598,526	5.65%
$559,317	$555,215	5.89%

23.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 3 - NOTES PAYABLE TO BANK (Continued)

Excluding the short-term credit facility, our long-term debt as of December 31, 2009 and 2008 consisted of the following:

	2009	2008

Non-revolving line of credit with BB&T effective February 11, 2009 in the amount of $12,000,000 with an original maturity date of February 11, 2010 that BB&T extended to March 24, 2010. Interest is payable monthly starting March 11, 2009, and the note bears interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4.0%. As of December 31, 2009, the applicable interest rate was 4.0%. All our assets (except rental fleet equipment) secure this note.	$11,517,440	$—
Revolving credit facility of $10 million with BB&T secured by all assets except for rental fleet equipment with a variable interest rate of Libor plus 2.25% and no required monthly principal payments. As of December 31, 2009, the applicable interest rate was 2.48%. The maturity date under this agreement is January 1, 2012.	8,166,917	—
Note payable to BB&T in the amount of $3.0 million secured by our rental fleet equipment with a fixed interest rate of 5.65%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013. The maturity date under this agreement is May 2013.	2,598,526	2,838,094
Note payable to BB&T in the amount of $6.0 million secured by our shredder system assets with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014. The maturity date under this agreement is April 2014.	5,661,275	5,000,000
Note payable to Branch Banking and Trust Company in the amount of $609,900 secured by a crane with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly beginning December 1, 2008 with one final payment of all remaining principal and accrued interest due at maturity in October 2013.	555,215	602,153
Note payable to Paccar Financial Corp. in the amount of $163,655 secured by two Kenworth trucks. Payments are $3,395.36 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	112,724	153,469
Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7.0%) interest rate. The maturity date under this agreement is August 2012.	582,273	774,161

	29,194,370	9,367,877
Less current maturities	12,539,889	857,863

	$16,654,481	$8,510,014

24.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 3 - NOTES PAYABLE TO BANK (Continued)

The annual maturities of long-term debt as of December 31, 2009 are as follows:

2010	$12,539,889
2011	8,648,640
2012	1,662,692
2013	2,754,142
2014	3,589,007

Total	$29,194,370

See Note 16 related to subsequent activity associated with debt agreements. The above annual maturities does not reflect the impact of the subsequent activity.

NOTE 4 - INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Federal
Current	$363,915	$912,289	$1,254,133
Deferred	2,562,862	(128,610)	(51,814)

	2,926,777	783,679	1,202,319
State
Current	466,017	268,159	356,943
Refundable state tax credits	—	—	(99,358)
Deferred	107,886	(28,203)	(1,904)

	573,903	239,956	255,681

	$3,500,680	$1,023,635	$1,458,000

A reconciliation of income taxes at the statutory rate to the reported provision is as follows:

	2009	2008	2007

Federal income tax at statutory rate	$2,987,033	$868,584	$1,352,831
State and local income taxes, net of federal income tax effect	398,334	158,370	202,927
Permanent differences	6,392	8,855	(173,485)
Stock options exercised	—	—	210,564
Refundable state tax credits	—	—	(99,358)
Other differences	108,921	(12,174)	(35,479)

	$3,500,680	$1,023,635	$1,458,000

25.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 4 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax liabilities
Tax depreciation in excess of book	$(2,951,577)	$(764,263)
Tax amortization in excess of book	(241,001)	(160,533)

Gross deferred tax liabilities	$(3,192,578)	$(924,796)
Deferred tax assets
Property taxes	28,426	42,945
Allowance for doubtful accounts	43,000	210,700
Book amortization in excess of tax	87,183	116,187
Inventory capitalization	285,989	69,809
Reserve for CWS	129,000	129,000
Deferred compensation	40,881	—
Litigation settlement	—	425,700
Interest rate swap	225,886	316,894
Other	10,749	34,183

Gross deferred tax assets	851,114	1,345,418

Net deferred tax assets (liabilities)	$(2,341,464)	$420,622

Significant new equipment additions during 2009 resulted in deferred income tax liabilities for differences between book and tax depreciation due to IRS regulations allowing a first-year, fifty percent (50.0%) write-off for all new equipment additions. The Company applied this depreciation write-off to the shredder and eddy current systems, resulting in current year depreciation expense for this equipment of approximately $5,776,000, which translates into Federal tax savings of approximately $2,888,000.

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

26.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 5 - SALES-TYPE LEASES (Continued)

Future lease payments receivable under sales-type leases at December 31, 2009 are as follows:

2010	$43,908
2011	43,908
2012	43,908
Thereafter	—

Minimum lease payments receivable	131,724
Less unearned income	(30,496)

Net investment in sales-type leases	101,228
Less current portion	(27,928)

$73,300

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company’s principal shareholder and an affiliated company owned by the Company’s principal shareholder (K&R). A summary of these transactions is as follows:

	2009	2008	2007

Balance sheet accounts:
Accounts receivable	$—	$—	$—

Notes receivable	$129,079	$167,594	$204,053

Deposits (included in other long-term assets)	$62,106	$62,106	$62,106

Income statement activity:
Rent expense	$582,000	$582,000	$505,272

Consulting fees	$240,000	$240,000	$240,000

27.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

ISA leases its corporate offices, processing property and buildings in Louisville, Kentucky for $42,106 per month from K&R pursuant to the K&R Lease. Deposits include one month of rent in advance in the amount of $42,106. In 2004, we paid for repairs totaling $302,160 that we made to the buildings and property that we lease from K&R, located at 7100 Grade Lane, Louisville, Kentucky. K&R executed an unsecured promissory note, dated March 25, 2006, but effective December 31, 2004, to us for the principal sum of $302,160. In January 2006, K&R began making payments on the promissory note of principal only in ninety-six (96) monthly installments of $3,147.50 each. Failure of K&R to make any payment when due under this note within fifteen (15) days of its due date shall constitute a default. After the fifteen day period, the note shall bear interest at a rate equal to fifteen percent (15.0%) per annum and we have the right to exercise our remedies to collect full payment of the note.

In an addendum to the K&R lease as of January 1, 2006, the rent was increased $4,000 as a result of the improvements made to the property in 2004. For years 2009, 2008 and 2007, the payments to K&R by the Company of $4,000 for additional rent and the payment from K&R to the Company of $3,897.66 for the promissory note were offset.

We entered into an agreement with K&R for consulting services related to the scrap metal and paper recycling operations and related equipment sales and services. The agreement requires that we make annual payments to K&R of $240,000 in equal monthly installments of $20,000. Deposits include one month of consulting services in advance in the amount of $20,000. Our Chairman is compensated through these consulting fees. In 2009, we extended this consulting agreement for one year according to the terms of the contract.

Other related-party transactions are as follows:

Purchase of Property - Grade Lane: On September 10, 2009 we completed the acquisition of all outstanding membership interests in 7124 Grade Lane LLC and 7200 Grade Lane LLC, each a Kentucky limited liability company, owned by Harry Kletter Family Limited Partnership, a Kentucky limited partnership. Mr. Kletter is the chairman and chief executive officer of ISA and the general partner of Harry Kletter Family Limited Partnership.

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

28.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

As described in each agreement and plan of share exchange, one by and among the limited partnership, 7124 Grade Lane LLC and ISA and the second among the limited partnership, 7200 Grade Lane LLC and ISA, ISA exchanged in the aggregate 500,000 newly-issued, unregistered shares of its $.005 par value common stock for all the outstanding membership interest in the two limited liability companies. These shares do not have any registration rights. With respect to the purchase of the membership interests in 7200 Grade Lane LLC, ISA provided to the limited partnership 367,187 shares at $6.40 per share for a purchase price of $2,349,997 and with respect to the purchase of the membership interests in 7124 Grade Lane LLC, ISA provided to the limited partnership 132,813 shares at $6.40 per share for a purchase price of $850,003. The transaction did not involve financing provided by any financial institutions.

An independent, third-party appraiser located in Louisville, Kentucky, provided an appraisal for each property to assist ISA in determining the purchase price for the membership interests in the limited liability companies. As of the date of the appraisals on July 3, 2009, the property at 7124 Grade Lane had an “as is” estimated market value of $850,000 while the property located at 7200 Grade Lane had an “as is” estimated market value of $2,350,000. The respective purchase prices paid in the form of ISA shares to the limited partnership for the 7124 Grade Lane LLC and 7200 Grade Lane LLC were $850,003 and $2,349,997, respectively, as evidenced by the 132,813 shares and 367,187 shares of ISA common stock at the per share price of $6.40.

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

Donaghy Asset Purchase Agreement: During 2007, we entered into an asset purchase agreement for $1,800,000 funded primarily by a note payable to Industrial Logistic Services, LLC, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. During 2008 and 2009, we made payments on this note of $240,000. The outstanding balance at December 31, 2009 was $582,273.

Purchase of Inventory and Fixed Assets of Venture Metals, LLC; Purchase of Land from Luca Investments, LLC: See NOTE 13 for information relating to the related party transaction involving Steve Jones, a member of our executive team.

29.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 7 - EMPLOYEE RETIREMENT PLAN

We maintain a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute a maximum of 15.0% of their annual salary. Under the plan, we match 25.0% of each employee’s voluntary contribution up to 6.0% of their gross salary. The expense under the plan for 2009, 2008 and 2007 was $48,577, $46,814, and $42,810, respectively.

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

Future minimum lease payments for operating leases as of December 31, 2009 are as follows:

2010	648,400
2011	636,000
2012	636,000
2013	—
2014	—

Future minimum lease payments	$1,920,400

Total rent expense for the years ended December 31, 2009, 2008 and 2007 was $1,066,474, $876,312, and $832,733, respectively.

30.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

Capital Leases:

We lease various pieces of equipment which qualify as capital leases. These lease arrangements require monthly lease payments expiring at various dates through September 2011.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2009	2008

Equipment	$366,172	$978,677
Less accumulated depreciation	114,783	269,960

	$251,389	$708,717

The following is a schedule of future annual minimum lease payments under the capitalized lease arrangements, together with the present value of net minimum lease payments at December 31, 2009.

Total future minimum lease payments - 2010	20,798
Less amount representing interest	—

Present value of net minimum lease payments	20,798
Less current portion	(20,798)

Capital Lease Obligations	$—

NOTE 9 - CASH DIVIDEND

In 2009, the Board of Directors did not declare a cash dividend.

The Board of Directors, at its regular annual meeting June 26, 2008, declared a cash dividend payment of ten cents ($0.10) per common share of stock for shareholders of record as of July 31, 2008, with a payment date of August 21, 2008.

The Board of Directors, at its regular annual meeting May 15, 2007, declared a cash dividend payment of ten cents ($0.10) per common share of stock for shareholders of record as of June 15, 2007 with a payment date of July 20, 2007.

31.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 10 – PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2009	2008	2007

Basic earnings per share
Net income	$5,284,712	$1,527,598	$2,563,833
Weighted average shares outstanding	3,855,552	3,595,813	3,638,215

Basic earnings per share	$1.37	$.43	$.71

Diluted earnings per share

Net income	$5,284,712	$1,527,598	$2,563,833
Weighted average shares outstanding	3,855,552	3,595,813	3,638,215
Add dilutive effect of assumed exercising of stock options	12,087	—	—

Diluted average shares outstanding	3,867,639	3,595,813	3,638,215

Diluted earnings per share	$1.37	$.43	$.71

NOTE 11 - LEGAL PROCEEDINGS

Finalized Litigation

In May 2006, All American Recycling, known as AAR, and its owners, R.D. Burton and Donna Burton filed a lawsuit in Jefferson County, Kentucky Circuit Court against us and K&R Resources LLC (All American Recycling, Inc. and R.D. Burton and Donna Burton v. Industrial Services of America, Inc., et. al., Jefferson Circuit Court, Case No. 06-C-04701), as further described in the Form 10-Q for the period ended September 30, 2008. Both parties entered into a settlement agreement as described in the 8-K dated February 18, 2009. By March 31, 2009, All American Recycling, Inc. had vacated the premises at Grade Lane, Louisville, Kentucky that it had subleased from us pursuant to the settlement agreement we entered into with All American Recycling, Inc. on February 2, 2009.

We have renovated the Camp Ground Road facility and it is now a full-service yard providing ferrous, non-ferrous and stainless material for the Grade Lane operations. After AAR vacated the Grade Lane premises, we relocated the stainless steel inventory operations from the Camp Ground Road location to the vacated premises on Grade Lane.

32.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 11 - LEGAL PROCEEDINGS (Continued)

Pending Litigation

On January 4, 2007, Lennox Industries, Inc., a commercial heating and air-conditioning manufacturer, filed a suit against us in Lennox Industries, Inc. v. Industrial Services of America, Inc., Case No. CV-2007-004 in the Arkansas County, Arkansas Circuit court in Stuttgart, Arkansas. Lennox in its Second Amended Complaint currently alleges breach of contract, negligence, and breach of fiduciary duty arising from our alleged miscategorization of Lennox’s scrap metal and mismanagement of the scrap metal recycling operations at three Lennox plants during the contract period April 18, 2001 through November 2005.

We filed a Motion for Summary Judgment in October, 2009, which the court denied in February, 2010. Discovery by the parties is still ongoing. There are currently no dates set for either a mediation or a jury trial. We are vigorously defending all of Lennox’s claims as we believe the claims to be without merit.

NOTE 12 - SEGMENT INFORMATION

The Company’s operations include two primary segments: Recycling and Waste Services. In prior years, our three primary segments were ISA Recycling, Computerized Waste Systems (CWS), and Waste Equipment Sales & Service (WESSCO). In the first quarter of 2009, we decided to consolidate CWS and WESSCO into one reporting segment because CWS revenues have declined so that this segment is no longer material to our total revenues. We named this combined segment Waste Services because it more accurately reflects that business. Waste Services provides waste disposal services including contract negotiations with service providers, centralized billing, invoice auditing, and centralized dispatching. Waste Services also sells, leases, and services waste handling and recycling equipment. The Recycling segment provides products and services to meet the needs of its customers related to ferrous, non-ferrous and fiber recycling in two locations in the Midwest.

In the first quarter of 2009, we initially decided to report our stainless steel alloys business as a separate segment. However, as we gained more experience with the business and upon further management review, we have determined that stainless steel alloys should be reported as part of the Recycling segment. As our alloys business developed, we realized that it was more like recycling than a separate segment. Furthermore, during the second quarter of 2009, we found that stainless steel alloys shared resources with Recycling, including employees, equipment, and corporate functions. We also found that the chief decision maker of the Recycling segment makes the decisions on allocation of funds to the different division levels within recycling, including stainless steel alloys.

The Company’s two reportable segments are determined by the products and services that each offers. The Recycling segment generates its revenues based on buying and selling of ferrous, non-ferrous, including stainless steel, and fiber scrap. Waste Services’ revenues consist of charges to customers for waste disposal services and equipment sales and lease income. The components of the column labeled “other” are selling, general and administrative expenses that are not directly related to the two primary segments.

The accounting policies of the two segments are the same as those described in the summary of significant accounting policies (Note 1). We evaluate segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

33.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 12 - SEGMENT INFORMATION (Continued)

	Recycling	Waste Services	Other	Segment Totals

2009

Recycling revenues	$171,841,112	$—	$—	$171,841,112
Equipment sales, services and leasing revenues	—	2,115,813	—	2,115,813
Management fees	—	7,094,755	—	7,094,755
Cost of goods sold	(154,482,014)	(6,276,961)	—	(160,758,975)
Selling, general and administrative expenses	(6,279,660)	(1,333,300)	(2,874,705)	(10,487,665)

Segment profit (loss)	$11,079,438	$1,600,307	$(2,874,705)	$9,805,040

	Recycling	Waste Services	Other	Segment Totals

2009

Cash	$530,927	$—	$182,135	$713,062
Accounts receivable, net	7,520,273	980,897	11,156	8,512,326
Inventories	26,314,944	111,667	—	26,426,611
Net property and equipment, including shredder system	23,576,453	1,340,654	2,077,432	26,994,539
Goodwill	2,567,046	—	—	2,567,046
Other assets	586,238	22,114	851,681	1,460,033

Segment assets	$61,095,881	$2,455,332	$3,122,404	$66,673,617

	Recycling	Waste Services	Other	Segment Totals

2008

Recycling revenues	$79,545,562	$—	$—	$79,545,562
Equipment sales, services and leasing revenues	—	2,314,203	—	2,314,203
Management fees	—	18,182,726	—	18,182,726
Cost of goods sold	(69,197,345)	(17,390,181)	—	(86,587,526)
Selling, general and administrative expenses	(5,179,086)	(1,875,098)	(2,944,346)	(9,998,530)

Segment profit (loss)	$5,169,131	$1,231,650	$(2,944,346)	$3,456,435

34.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 12 - SEGMENT INFORMATION (Continued)

	Recycling	Waste Services	Other	Segment Totals

2007

Recycling revenues	$57,603,071	$—	$—	$57,603,071
Equipment sales, services and leasing revenues	—	2,118,276	—	2,118,276
Management fees	—	17,234,194	—	17,234,194
Cost of goods sold	(50,407,072)	(14,607,839)	—	(65,014,911)
Selling, general and administrative expenses	(2,963,996)	(2,364,782)	(2,438,137)	(7,766,915)

Segment profit (loss)	$4,232,003	$2,379,849	$(2,438,137)	$4,173,715

NOTE 13 – PURCHASE OF INVENTORY AND FIXED ASSETS OF VENTURE METALS

On January 13, 2009 we entered into an inventory purchase agreement with Venture Metals, LLC and its members, Steve Jones, Jeff Valentine and Carlos Corona, under which we agreed to pay to Venture Metals $8,846,794 for inventory comprised of stainless steel and high temperature alloys, which we verified as to weight. We funded the purchase of the inventory through our line of credit with BB&T. We subsequently paid an additional $262,265 for inventory after the final verification of weight. This initial transaction was part of an overall agreement to acquire the operations of Venture Metals.

Under the agreement, we had the right to retain the use of the property located at 3409 Camp Ground Road, Louisville, Kentucky, the site of the Venture Metals business that Venture Metals leases from Luca Investments, LLC, an affiliate of Venture Metals, owned 50.0% each by Messrs. Jones and Valentine. We had the right to use the facilities located on those premises for a period not to exceed two years from the date of the agreement for a monthly rental of $15,000. Messrs. Jones, Valentine and Corona are our employees. We entered into employment agreements with Messrs. Jones and Valentine which include bonuses for which we have accrued in our balance sheet as of December 31, 2009.

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

35.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 13 – PURCHASE OF INVENTORY AND FIXED ASSETS OF VENTURE METALS (Continued)

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

We have treated this transaction as an acquisition and have followed FASB’s authoritative guidance on business combinations for reporting purposes. Accordingly, the results of operations of the acquired business have been included in the consolidated statement of income since January 2009.

The initial purchase price was allocated based on the information available to management and Venture Metals. Management engaged a third party appraiser to determine the fair value of the property and equipment acquired. Subsequent to the completion of this process, we recorded an adjustment to the purchase price allocation amounting to $2,007,041.

The following table summarizes the purchase price allocation:

	Original	Adjustment	Final

Inventory	$9,109,059	$—	$9,109,059
Equipment, furniture and fixtures	1,498,885	(474,301)	1,024,584
Property and improvement	2,067,041	(1,532,740)	534,301
Goodwill	—	2,007,041	2,007,041

	12,674,985	$—	12,674,985
Less: Amount paid with stock	(800,000)	—	(800,000)

Cash consideration	$11,874,985	$—	$11,874,985

36.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 14 - LONG TERM INCENTIVE PLAN (Continued)

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

As of July 1, 2009, we awarded options to purchase 20,000 shares of our stock each to our three independent directors for a total of 60,000 shares at a per share exercise price of $6.35. We recorded expense related to these stock options of $95,071 in 2009. See Note 1 of these Notes to Consolidated Financial Statements for additional information on this stock option plan.

On January 11, 2010, we issued 17,000 shares of common stock for management bonuses, valued at $166,900. The Board of Directors approved the grant on January 6, 2010.

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st	2nd	3rd	4th	Year

2009
Revenue	$24,249,923	$39,124,314	$79,969,474	$37,707,969	$181,051,680
Income before other income (expense)	1,275,144	1,711,188	3,906,967	2,911,741	9,805,040
Net income	654,063	922,210	2,161,214	1,547,225	5,284,712
Basic earnings per share	0.18	0.26	0.55	0.36	1.37
Diluted earnings per share	0.18	0.26	0.55	0.36	1.37

Depreciation expense that was taken in the first three quarters of 2009 in the amount of $68,439 related to the acquisition of the Venture Metals, LLC. was adjusted as a result of finalizing the purchase price allocation resulting in a reduction of depreciation expense in the fourth quarter of 2009.

37.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	1st	2nd	3rd	4th	Year

2008
Revenue	$26,083,395	$34,511,085	$28,837,828	$10,610,183	$100,042,491
Inventory write-down	—	—	—	(1,228,352)	(1,228,352)
Income before other income (expense)	1,884,895	2,814,162	1,940,416	(3,183,038)	3,456,435
Legal settlement	—	—	—	(990,000)	(990,000)
Net income	1,086,551	1,662,632	1,280,115	(2,501,700)	1,527,598
Basic earnings per share	0.30	0.46	0.36	(0.69)	0.43
Diluted earnings per share	0.30	0.46	0.36	(0.69)	0.43

	1st	2nd	3rd	4th	Year

2007
Revenue	$17,904,749	$19,528,096	$17,928,810	$21,593,886	$76,955,541
Income before other income (expense)	1,298,974	1,406,383	652,605	815,753	4,173,715
Net income	793,080	821,299	383,159	566,295	2,563,833
Basic earnings per share	0.22	0.22	0.11	0.16	0.71
Diluted earnings per share	0.22	0.22	0.11	0.16	0.71

NOTE 16 – SUBSEQUENT EVENT

Debt restructuring:

On March 12, 2010 we executed a commitment letter with a bank to put in place a revolving credit facility in the amount of $20,000,000 for the purpose of replacing a promissory note, loan agreement and related security documents in the amount of $12,000,000, and the $10,000,000 senior revolving credit facility. In addition, the commitment provides for a $5,000,000 term loan modification. We plan to use the proceeds of the revolving credit facility for funding temporary fluctuations in accounts receivable of most of our customers and inventory. We must close on the commitment by April 15, 2010.

With respect to the revolving credit facility, the anticipated interest rate will be one month LIBOR plus two and fifty one-hundredths percent (2.50%) per annum adjusted monthly on the first day of each month with a floor of three and one half percent (3.50%). The proposed term of the revolving credit facility will be three years and one day. We will be able to draw the lesser of $20,000,000 or the borrowing base, consisting of the sum of 80.0% of eligible accounts plus 55.0% of eligible inventory up to $10,000,000. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility we will provide a first priority security interest in the accounts receivable from most of our customers and inventory. We will cross collateralize this revolving line of credit with the $5,000,000 term loan, an existing rental fleet loan in favor of the bank and a $500,000 purchasing credit card commitment, in addition to all other existing debt we owe to the bank.

The $5,000,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Accrued interest is payable monthly with the first such payment commencing 30 days from the date of closing. The outstanding balance under the term loan plus accrued interest is due at

38.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

NOTE 16 – SUBSEQUENT EVENT (Continued)

maturity 90 days from the closing date. However in lieu of the interest-only period, we may choose to pay principal plus accrued interest monthly commencing 30 days from the modification date of the term loan with one final payment due on April 7, 2014. As security for the modified term loan we are proving a first priority security interest in all equipment other than the rental fleet that we own. In addition we will provide a first mortgage on the property at the following locations: 3409 Campground Road, 6709, 7023, 7025, 7101, 7103 and 7110 Grade Lane, Louisville Kentucky, 1565 East Fourth Street, Seymour, Indiana and 1617 State Road 111, New Albany, Indiana. In addition we will cross collateralize this term loan with our revolving credit facility, the rental fleet loan, the $500,000 purchasing credit card commitment and all other existing debt we owe to the bank.

We will have to satisfy certain financial and other covenants that the bank will provide for in the final loan documents.

The bank may void the commitment for, among other reasons, a bankruptcy event against us, a payment default for money borrowed, and unacceptable changes in our management.

39.

SUPPLEMENTARY INFORMATION

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2009, 2008 and 2007

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Period

Description
Allowance for doubtful accounts 2009 (deducted from accounts receivable)	$490,000	$—	$390,000	$100,000

Allowance for doubtful accounts 2008 (deducted from accounts receivable)	$100,000	$390,000	$—	$490,000

Allowance for doubtful accounts 2007 (deducted from accounts receivable)	$100,000	$—	$—	$100,000

Accrual for legal settlements for 2009	$990,000	$—	$990,000	$—

Accrual for legal settlements for 2008	$—	$990,000	$—	$990,000

*	uncollected amounts written off, net of recoveries

40.