Form 10-Q
period 2010-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2010-05-10
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

(502) 368-1661
(Registrant’s Telephone Number, Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010: 4,303,292.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2010 (Unaudited)	December 31, 2009

Current assets
Cash and cash equivalents	$1,135,651	$713,062
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2010 and 2009)	24,032,248	8,512,326
Net investment in sales-type leases	29,202	27,928
Inventories	19,852,863	26,426,611
Deferred income taxes	538,045	538,045
Other	290,885	322,847

Total current assets	45,878,894	36,540,819

Net property and equipment	26,565,457	26,994,539

Other Assets
Goodwill	2,567,046	2,567,046
Net investment in sales-type leases	65,503	73,300
Notes receivable – related party	119,116	129,079
Other assets	361,811	368,834

	3,113,476	3,138,259

	$75,557,827	$66,673,617

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2010 (Unaudited)	December 31, 2009

Current liabilities
Current maturities of long term debt (Note 4)	$1,321,413	$12,539,889
Current maturities of capital lease obligation	2,474	20,798
Accounts payable	14,358,913	4,684,386
Income tax payable	1,058,229	517,828
Note payable to BB&T (Note 4)	—	5,000,000
Interest rate swap agreement liability (Note 4)	620,328	564,715
Accrued bonuses	1,850,800	1,513,800
Other current liabilities	358,175	380,718

Total current liabilities	19,570,332	25,222,134

Long-term liabilities
Long-term debt (Note 4)	29,315,942	16,654,481
Deferred income taxes	2,857,264	2,879,509

	32,173,206	19,533,990

Stockholders’ equity
Common stock, $.005 par value, 10,000,000 shares authorized, 4,795,000 shares issued in 2010 and 2009, 4,303,292 shares outstanding and 4,286,292 shares outstanding in 2010 and 2009, respectively	23,975	23,975
Additional paid-in capital	7,572,696	7,442,346
Retained earnings	17,649,078	15,885,814
Accumulated other comprehensive loss	(372,197)	(338,829)
Treasury stock, 491,708 shares and 508,708 shares at average cost in 2010 and 2009, respectively	(1,059,263)	(1,095,813)

	23,814,289	21,917,493

	$75,557,827	$66,673,617

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 2010 AND 2009
(UNAUDITED)

	2010	2009

Revenue from service	$1,535,133	$2,645,568
Revenue from product sales	72,633,833	21,604,355

Total Revenue	74,168,966	24,249,923

Cost of goods sold for services	1,350,403	2,262,928
Cost of goods sold for product sales	66,535,105	18,002,190

Total Cost of goods sold	67,885,508	20,265,118

Selling, general and administrative expense	3,201,022	2,709,661

Income before other income (expense)	3,082,436	1,275,144

Other income (expense)
Interest expense	(328,969)	(138,505)
Interest income	7,829	15,243
Gain on sale of assets	184,648	3,750
Other expense	(7,169)	(65,527)

	(143,661)	(185,039)

Income before income taxes	2,938,775	1,090,105

Income tax provision	1,175,511	436,042

Net income	$1,763,264	$654,063

Basic earnings per share	$0.41	$0.18

Diluted earnings per share	$0.41	$0.18

Weighted shares outstanding:
Basic	4,299,681	3,575,292

Diluted	4,325,100	3,575,292

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

					Accumulated Other Comprehensive Loss
			Additional Paid-in Capital
	Common Stock			Retained Earnings		Treasury Stock

	Shares	Amount				Shares	Cost	Total

Balance as of December 31, 2009	4,795,000	$23,975	$7,442,346	$15,885,814	$(338,829)	(508,708)	$(1,095,813)	$21,917,493

Stock bonuses	—	—	130,350	—	—	17,000	36,550	166,900

Net unrealized loss on derivative instruments, net of tax	—	—	—	—	(33,368)	—	—	(33,368)

Net income	—	—	—	1,763,264	—	—	—	1,763,264

Balance as of March 31, 2010	4,795,000	$23,975	$7,572,696	$17,649,078	$(372,197)	(491,708)	$(1,059,263)	$23,814,289

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	2010	2009

Cash flows from operating activities
Net income	$1,763,264	$654,063
Adjustments to reconcile net income to net cash from (used in) operating activities:
Depreciation and amortization	864,257	613,626
Stock bonus distribution to employees	166,900	—
Deferred income taxes	—	(23,305)
Gain on sale of property and equipment	(184,648)	(3,750)
Change in assets and liabilities Receivables	(15,519,922)	(8,128,716)
Receivables
Net investment in sales-type leases	6,523	12,880
Inventories	6,573,748	6,087,742
Other assets	38,985	(138,230)
Accounts payable	9,674,527	(709,380)
Accrued bonuses	337,000	315,000
Other current liabilities	517,858	(1,014,554)

Net cash from /(used in) operating activities	4,238,492	(2,334,624)

Cash flows from investing activities
Proceeds from sale of property and equipment	274,512	3,750
Purchases of property and equipment	(525,039)	(1,719,843)
Payments for shredder system	—	(1,210,493)
Acquisition from Venture Metals	—	(8,846,794)
Payments from related party	9,963	9,431

Net cash used in investing activities	(240,564)	(11,763,949)

Cash flows from financing activities
Payments on capital lease obligation	(18,324)	(15,079)
Proceeds from long-term debt	1,086,554	14,033,750
Payments on long-term debt	(4,643,569)	(157,551)

Net cash (used in)/from financing activities	(3,575,339)	13,861,120

Net increase/(decrease) in cash	422,589	(237,453)

Cash at beginning of period	713,062	1,103,842

Cash at end of period	$1,135,651	$866,389

Supplemental disclosure of cash flow information
Cash paid for interest	$328,969	$138,505
Cash paid for taxes	$635,110	$625,210

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2010 and the results of our operations and changes in our cash flow for the periods ended March 31, 2010 and 2009. Results of operations for the period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2009 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission.

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

In accordance with the accounting standard, we categorize our financial assets and liabilities into the following fair value hierarchy:

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

We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at March 31, 2010:

Asset/Liability	Cash and cash equivalents	Long-term debt
Level 1	$1,135,651
Level 2		$30,637,353
Total	$1,135,651	$30,637,353

We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the quarter ending March 31, 2010.

Subsequent Events

We have evaluated the period from March 31, 2010 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements. The following events were identified:

Debt Restructuring:

On April 13, 2010, Industrial Services of America, Inc. (the “Company”) entered into a Loan Agreement (the “Loan Agreement”) with Branch Banking and Trust Company (the “Bank”) and BB&T Bankcard Corporation pursuant to which the Bank agreed to provide the Company a revolving credit facility in the amount of $20,000,000 for the purpose of replacing the Company’s existing $12,000,000 promissory note to the Bank and the Company’s existing $10,000,000 senior revolving credit facility with the Bank. In addition, the Company, the Bank and certain other parties entered into a Modification and Cross-Collateralization Agreement (the “Modification Agreement”) pursuant to which the Company and the Bank modified the Company’s existing $5,000,000 term loan to the Bank. Proceeds of the new revolving credit facility in the amount of $17.7 million were used to repay the outstanding principal balance of the $12,000,000 promissory note and the amount outstanding under the prior credit facility and to pay closing costs. See Note 4 – Long Term Debt and Notes Payable to Bank.

Asset Purchase Agreement with Venture Metals, LLC:

On March 26, 2010, we entered into an agreement dated July 1, 2010, subject to shareholder approval of certain issuances of shares of our common stock. If approved, on July 1, 2010, we will enter into an asset purchase agreement and a non-compete agreement with Venture Metals, LLC, 3409 Camp Ground Road, Louisville, KY 40211, conditioned upon approval of our shareholders of the issuance of 200,000 shares of our common stock. Pursuant to the asset purchase agreement dated July 1, 2010, in consideration for the transfer of the Venture Metals, LLC name and entry into the Non-Compete Agreement, we will deliver to Venture Metals, LLC 200,000 shares of our common stock based on a price of $11.30 per share (the “Purchase Price”) based on the stock price on March 5, 2010. We paid $1,348,942 cash to Venture Metals as additional consideration for the asset transfer and non-compete agreement on April 12, 2010.

The purchase price was negotiated between us and Steve Jones, co-owner of Venture Metals, LLC. Venture Metals, LLC is owned by Steve Jones and Jeff Valentine, both of whom are our employees. At the same time as these negotiations took place, we renegotiated the employment agreements of Mr. Jones and Mr.

Valentine, as further described Note 10 – Certain Related Party Transactions. Mr. Jones and Mr. Valentine’s original employment agreements were entered into in connection with our prior purchase of assets from Venture Metals, LLC. An outside financial consultant is also assessing the transaction to provide an opinion of the fair value of the transaction. We expect his opinion to be comparable with the negotiated price.

The material terms of the Non-Compete Agreement include that (i) Venture Metals, or any entity that Venture Metals may become, operating under any name agrees that for a period of five (5) years from the date of the Agreement (the “Non-Competition Period”), Venture Metals will not directly or indirectly (a) engage in any business which is the same or substantially the same as any business of the Company (the “Restricted Business”), or (b) have any interest in any other business venture, whether as a debt or equity holder, member, manager, partner, agent, security holder, consultant or otherwise, that directly or indirectly is engaged in the Restricted Business, within one hundred (100) direct miles of any geographic area in which the Company, its affiliates or any of their respective subsidiaries, engages in the business operations as of the date hereof (the “Restricted Area”); (ii) during the Non-Competition Period, Venture Metals will not, directly or indirectly, (a) solicit for employment or employ (or attempt to solicit for employment or employ), for Venture Metals or on behalf of any other person (other than the Company or any of its respective subsidiaries), or (b) otherwise encourage any such employee to leave his or her employment with the Company, its affiliates or any of their respective subsidiaries; (iii) during the Non-Competition Period, Venture Metals shall not, directly or indirectly, (a) solicit, call on, or transact or engage in the Restricted Business with (or attempt to do any of the foregoing with respect to) any customer (e.g.: North American Stainless), distributor, vendor, supplier or agent with whom the Company, its affiliates or any of their respective subsidiaries shall have dealt, or that the Company, its affiliates or any of their respective subsidiaries shall have actively sought to deal, for or on behalf of Venture Metals or any other person (other than the Company, its affiliates or any of their respective subsidiaries) in connection with the Restricted Business or (b) encourage any such customer, distributor, vendor, supplier or agent to cease, in whole or in part, its business relationship with the Company, its affiliates or any of their respective subsidiaries; and (iv) if Venture Metals breaches the terms of this Agreement, the Company will be entitled to the following remedies: (a) damages from Venture Metals; (b) to offset against any and all amounts owing to Venture Metals under the Asset Purchase Agreement any and all amounts which the Company claims under the Agreement; (c) in addition to its right to damages and any other rights it may have to obtain injunctive or other equitable relief to restrain any breach or threatened breach or otherwise to specifically enforce the provisions of this Agreement, it being agreed that money damages alone would be inadequate to compensate the Company and would be an inadequate remedy for such breach; and (d) the rights and remedies of the parties to the Agreement are cumulative and not alternative.

NOTE 2 – STOCK DIVIDEND

On May 3, 2010, the Board of Directors declared a 3-for-2 stock split to be effected by a 50% stock dividend. The stock dividend will be issued to holders of record as of May 17, 2010, payable June 1, 2010.

NOTE 3 – ESTIMATES

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

NOTE 4 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

On April 13, 2010, we entered into a Loan Agreement with BB&T and BB&T Bankcard Corporation pursuant to which the Bank agreed to provide the Company a revolving credit facility in the amount of $20,000,000 for the purpose of replacing the Company’s existing $12,000,000 promissory note to the Bank dated February 11, 2009 and the Company’s existing $10,000,000 senior revolving credit facility with the Bank dated December 22, 2006. In addition, the Company, the Bank and certain other parties entered into a Modification and Cross-Collateralization Agreement (the “Modification Agreement”) pursuant to which the Company and the Bank modified the Company’s existing $5,000,000 term loan to the Bank dated June 9, 2009. Proceeds of the new revolving credit facility in the amount of $17.7 million were used to repay the outstanding principal balance of the $12,000,000 promissory note and the amount outstanding under the prior credit facility and to pay closing costs. The financial information involving restructured debt is presented in these notes under the new credit facility. As of March 31, 2010, the outstanding balance of the restructured debt was $16,438,931.

With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month, with a floor of three and one half percent (3.50%). The revolving credit facility expires on April 13, 2013. Under the revolving credit facility, the Company is permitted to borrow the lesser of $20,000,000 or the borrowing base, consisting of the sum of 80% of eligible accounts receivable plus 55% of eligible inventory up to $10,000,000. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, the Company provided the Bank a first priority security interest in the accounts receivable from most of its customers and in its inventory. The Company also cross collateralized the revolving line of credit with the $5,000,000 term loan, an existing rental fleet loan in favor of the Bank and a $500,000 purchasing credit card commitment, in addition to all other existing debt the Company owes to the Bank.

The $5,000,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Accrued interest is payable monthly, with the first such payment commencing on May 13, 2010. The outstanding balance under the term loan plus accrued interest is payable in monthly installments in accordance with a 9.5 year amortization schedule, with a final scheduled payment of $3.1 million of principal due at maturity of the note on April 7, 2014. As security for the modified term loan, the Company provided the Bank a first priority security interest in all equipment other than the rental fleet that the Company owns. In addition, the Company provided a first mortgage on the property at the following locations: 3409 Campground Road, 6709, 7023, 7025, 7101, 7103 and 7110 Grade Lane, Louisville Kentucky, 1565 East Fourth Street, Seymour, Indiana and 1617 State Road 111, New Albany, Indiana. The Company also cross collateralized the term loan with the revolving credit facility, the rental fleet loan, the

$500,000 purchasing credit card commitment and all other existing debt the Company owes to the Bank. As of March 31, 2010, the outstanding balance of the term loan was $4,987,686.

In the Loan Agreement, the Company agreed to certain covenants, including the maintenance of minimum tangible net worth of $16,000,000 as of December 31, 2009 (increasing by 40% of after tax net income annually, plus 100% of new equity issued by the Company), maintenance of a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to the sum of the preceding 12 months interest expense plus projected principal payments on long-term debt in the next succeeding 12 months of not less than 1.25 to 1, and maintenance of a ratio of debt to tangible net worth of not more than 3.5 to 1. As of March 31, 2010, we were in compliance with these covenants.

In the financial statements and accompanying notes, we are presenting the current maturities of long term debt and the long term debt reflecting the impact of the refinancing.

On May 14, 2008, we executed a loan agreement with BB&T in the amount of $6.0 million to finance the purchase of our shredder system and complementary facility improvements. The security for this facility is the shredder and assets being purchased. Our Board approved the acquisition and installation of the shredder system and complementary facility improvements on June 21, 2007. The note has a term beginning May 2008 and originally expiring November 2013. Until October 15, 2008, the facility bore interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum. The facility originally provided for interest only monthly payments which commenced June 7, 2008 and continued through November 7, 2008. Effective October 15, 2008, we converted this revolving credit facility into a fixed interest rate of 5.89% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation. The maturity date under this revised agreement is April 7, 2014. The repayment terms are interest only paid in 6 monthly payments starting on November 7, 2008 and continuing through April 7, 2009, principal paid in twelve (12) monthly payments of $37,636.11 plus interest commencing on May 7, 2009 and continuing through April 7, 2010, principal paid in 12 monthly payments of $39,957.42 plus interest commencing on May 7, 2010 and continuing through April 7, 2011, principal paid in 12 monthly payments of $42,421.91 plus interest commencing on May 7, 2011 and continuing through April 7, 2012, principal paid in 12 monthly payments of $45,038.40 plus interest commencing on May 7, 2012 and continuing through April 7, 2013, principal paid in eleven (11) monthly payments of $47,816.27 plus interest commencing on May 7, 2013 and continuing through March 7, 2014, with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014. The principal and interest payments of the facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $3.5 million being due on or before April 7, 2014, at which time we anticipate that we will refinance. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. As of March 31, 2010, the outstanding balance of this loan was $5,548,367.

At March 31, 2010, we were in compliance with all three restrictive covenants.

On May 14, 2008, we executed a loan agreement with BB&T in the amount of $3.0 million secured by our rental fleet equipment. This note replaces the $2.0 million rental fleet loan with Fifth Third Bank. Until October 15, 2008, indebtedness under this loan agreement accrued interest at the one month Libor rate, as published in the Wall Street Journal, plus 1.625% per annum. Fifty-nine (59) monthly principal and interest payments of $30,966.76 commenced on June 7, 2008 with one final payment of all remaining principal and accrued interest due on May 7, 2013. Effective October 15, 2008, we converted this revolving credit facility with a variable interest rate into a fixed interest rate of 5.65% by executing a floating to fixed interest rate swap with BB&T as the counterparty to the ISDA Master Agreement, Schedule and confirmation. The maturity date under this revised agreement is May 7, 2013. The repayment terms are principal paid in twelve (12) monthly payments of $19,673.54 plus interest commencing on November 7, 2008 and continuing through October 7, 2009, principal paid in 12 monthly payments of $20,835.07 plus interest commencing on November 7, 2009 and continuing through October 7, 2010, principal paid in 12 monthly payments of $22,065.17 plus interest commencing on November 7, 2010 and continuing through October 7, 2011, principal paid in 12 monthly payments of $23,367.89 plus interest commencing on November 7, 2011 and continuing through October 7, 2012, principal paid in six (6) monthly payments of $24,747.53 plus interest commencing on November 7, 2012 and continuing through April 7, 2013, with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013. The principal and interest payments of this facility are calculated on the basis of a ten (10) year amortization, resulting in a principal balance of approximately $1.7 million due at maturity. The terms of the loan agreement place certain restrictive covenants on us, including maintenance of a specified tangible net worth, debt to net worth and EBITDA ratio. Consequently, these covenants restrict our ability to incur as much additional debt as we may desire for future growth. As of March 31, 2010, the outstanding balance of this loan was $2,536,021. At March 31, 2010, we were in compliance with all three restrictive covenants.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1,010,040 with an outstanding balance at March 31, 2009 of $532,172.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $5.6 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.6 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $547,000 in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At March 31, 2010, we recorded the estimated fair value of the liability related to the three swaps as approximately $620,000. Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. We have designated these agreements as a cash flow hedge.

Our long term debt as of March 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009

	(unaudited)
Non-revolving line of credit with BB&T effective February 11, 2009 in the amount of $12,000,000 with an original maturity date of February 11, 2010, which was extended to March 24, 2010, and then to April 13, 2013 under the new loan agreement. Interest was payable monthly starting March 11, 2009, and the note bore interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%. As of March 31, 2010, the applicable interest rate was 4%. All our assets (except rental fleet equipment) secure this note.	$—	$11,517,440

Revolving credit facility of $10 million with BB&T secured by all assets except for rental fleet equipment with a variable interest rate of Libor plus 2.25% and no required monthly principal payments. As of March 31, 2010, the applicable interest rate was 2.4986%. The original maturity date under this agreement was January 1, 2012, extended to April 13, 2013 under the new loan agreement.	—	8,166,917

Revolving credit facility of $20 million with BB&T and BB&T Bankcard Corporation secured by accounts receivable and inventory with a variable interest rate of Libor plus 2.50% per annum with a floor of 3.50% and no required monthly principal payments. The credit facility expires on April 13, 2013.	16,438,931	—

Note payable to BB&T in the amount of $5 million secured by all equipment except for rental fleet equipment and certain real property with a variable interest rate of Libor plus 2.50% per annum with a floor of 3.50%. The repayment terms are principal and interest paid monthly commencing on May 13, 2010 with one final payment of all remaining principal and accrued interest due at maturity date on April 7, 2014.	4,987,686	—

Note payable to BB&T in the amount of $3 million secured by our rental fleet equipment with a fixed interest rate of 5.65%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013.	2,536,021	2,598,526

Note payable to BB&T in the amount of $6.0 million secured by our shredder system assets with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014.	5,548,367	5,661,275

Note payable to BB&T in the amount of $609,900 secured by a crane with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly beginning December 1, 2008 with one final payment of all remaining principal and accrued interest due at maturity in October 2013.	542,909	555,215

Note payable to Paccar Financial Corp. in the amount of $163,655 secured by two Kenworth trucks. Payments are $3,395.36 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	51,269	112,724

Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7%) interest rate. The maturity date under this agreement is August 2012.	532,172	582,273

	30,637,355	29,194,370
Less current maturities	1,321,413	12,539,889

	$29,315,942	$16,654,481

The annual maturities of long-term debt as of March 31, 2010 are as follows:

2010	$1,321,413
2011	1,552,311
2012	1,470,340
2013	23,070,273
Thereafter	3,223,018

Total	$30,637,355

NOTE 5 – SEGMENT INFORMATION

The Company’s operations include two primary segments: Recycling and Waste Services. In the first quarter of 2009, we initially decided to report our stainless steel alloys business as a separate segment. However, as we gained more experience with the business and upon further management review, we have determined that stainless steel alloys should be reported as part of the Recycling segment. As our alloys business developed, we realized that it was more like recycling than a separate segment. Furthermore, during the second quarter of 2009, we found that stainless steel alloys shared resources with Recycling, including employees, equipment, and corporate functions. We also found that the chief decision maker of the Recycling segment makes the decisions on allocation of funds to the different division levels within recycling, including stainless steel alloys. Thus, the segment information for the first quarter of 2009 reflects the recycling segment, which combines the previously reported ISA Recycling and ISA Alloys information.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$72,069,234	$—	$—	$72,069,234
Equipment sales, service and leasing revenues	—	564,599	—	564,599
Management fees	—	1,535,133	—	1,535,133
Cost of goods sold	(66,311,974)	(1,573,534)	—	(67,885,508)
Selling, general and administrative expenses	(1,674,775)	(282,457)	(1,243,790)	(3,201,022)

Segment profit (loss)	$4,082,485	$243,741	$(1,243,790)	$3,082,436

Segment assets	$69,991,681	$2,510,021	$3,056,125	$75,557,827

FOR THE THREE MONTHS ENDED MARCH 31, 2009	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$21,051,635	$—	$—	$21,051,635
Equipment sales, service and leasing revenues	—	552,720	—	552,720
Management fees	—	2,645,568	—	2,645,568
Cost of goods sold	(17,803,930)	(2,461,188)	—	(20,265,118)
Selling, general and administrative expenses	(1,726,513)	(376,524)	(606,624)	(2,709,661)

Segment profit (loss)	$1,521,192	$360,576	$(606,624)	$1,275,114

Segment assets	$35,132,498	$2,831,806	$3,910,070	$41,874,374

NOTE 6 – INVENTORIES

Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, scrap metals and are valued at the lower of average purchased cost or market. Beginning in 2010, we refined this method of valuing inventory to the specific identification method, whereas in all prior years inventory is valued using the weighted average method. This enhancement became available due to a change in the inventory software, which now provides the ability to specifically track and identify individual scrap metal commodities within the system. This improvement provides a more accurate value of the inventory and will apply for all future periods. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We would recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. We would record the loss in cost of goods sold in the period during which we identified the loss.

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

Stainless steel inventory of $13,498,359 at March 31, 2010 was comprised only of raw materials. Ferrous inventory of $3,259,704 at March 31, 2010 was comprised of $715,803 in raw materials and $2,543,901 in finished goods. Non-ferrous inventory of $2,180,273 at March 31, 2010 was comprised of $593,581 in raw materials and $1,586,692 of finished goods. Replacement parts inventory for the shredder at March 31, 2010 was $761,125. Stainless steel inventory of $21,549,014 at December 31, 2009 was comprised only of raw materials. Ferrous inventory of $1,587,475 at December 31, 2009 was comprised of $269,344 in raw materials and $1,318,131 of finished goods. Non-ferrous inventory of $2,219,137 at December 31, 2009 was comprised of $653,019 in raw materials and $1,566,118 of finished goods. Replacement parts inventory for the shredder at December 31, 2009 was $879,831. We charged $152,894 in general and administrative processing costs to cost of sales for the three months ended March 31, 2010 and $4,711,982 for the year ended December 31, 2009.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Shredder replacement parts included in Inventory are depreciated over a one-year life. Other inventory includes misc equipment, fuel, cardboard and baling wire. Inventories as of March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010 (unaudited)	December 31, 2009

Stainless steel alloys	$13,498,359	$21,549,014
Ferrous materials	3,259,704	1,587,475
Non-ferrous materials	2,180,273	2,219,137
Shredder replacement parts	761,125	879,831
Waste equipment machinery	59,950	102,032
Other	93,452	89,122

Total inventories	$19,852,863	$26,426,611

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

We also lease other machinery and equipment under operating leases which expire through June 2010.

Future minimum lease payments for operating leases as of March 31, 2010 are as follows:

2010	$657,847
2011	636,000
2012	477,000
Thereafter	—

Future minimum lease payments	$1,770,847

Total rent expense for the three months ended March 31, 2010 and 2009 was $213,459 and $307,220, respectively.

Capital Leases:

We lease various pieces of equipment which qualify as capital leases. These lease arrangements require monthly lease payments expiring at various dates through June 2010.

The following is a summary of assets held under capital leases which are included in property and equipment:

	2010	2009

Equipment	$341,709	$366,172

Less accumulated depreciation	118,483	83,273

	$223,226	$282,899

The present value of future net minimum capital lease payments at March 31, 2010 is $2,474, all current.

NOTE 8 – PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Three months ended March 31, 2010 compared to three months ended March 31, 2009:

	2010	2009

Basic earnings per share
Net income	$1,763,266	$654,063

Weighted average shares outstanding	4,299,681	3,575,292

Basic earnings per share	$0.41	$0.18

Diluted earnings per share
Net income	$1,763,266	$654,063

Weighted average shares outstanding	4,299,681	3,575,292
Add dilutive effect of assumed exercising of stock options	25,419	—

Diluted weighted average shares outstanding	4,325,100	3,575,292

Diluted earnings per share	$0.41	$0.18

NOTE 9 – LONG TERM INCENTIVE PLAN

At our June 16, 2009 annual shareholders meeting, shareholders approved ratification of a long term incentive plan and approved the issuance of additional common shares of our stock. The plan proposes to make available up to 800,000 shares of our common stock for performance-based awards under the plan. Contingent upon shareholder approval, we will reserve 800,000 additional shares of our common stock under this plan, so that the total number of shares reserved will increase from 800,000 to 1,600,000 shares. We may grant any of these types of awards: non-qualified and incentive stock options; stock appreciation rights; and other stock awards including stock units, restricted stock units, performance shares, performance units, and restricted stock. The performance goals that we may use for such awards will be based on any one or more of the following performance measures: cash flow; earnings; earnings per share; market value added or economic value added; profits; return on assets; return on equity; return on investment; revenues; stock price; or total shareholder return.

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

As of July 1, 2009, we awarded options to purchase 20,000 shares of our stock each to our three independent directors for a total of 60,000 shares at a per share exercise price of $6.35. As of January 11, 2010, we awarded 12,000 shares of our stock to management at a per share price of $9.70 and as of February 11, 2010, we awarded 5,000 shares of our stock to management at a per share price of $10.10.

NOTE 10 – CERTAIN RELATED PARTY TRANSACTIONS

Effective April 1, 2010, Industrial Services of America, Inc. (the “Company”) and K&R, LLC (“K&R”) entered into an agreement (the “Amendment”) which amends a consulting agreement which the parties had entered into on January 2, 1998 (the “Prior Agreement”). Under the Prior Agreement, the Company engaged K&R as a consultant and retained the services of K&R management personnel to perform planning and consulting services with respect to the Company’s businesses, including the preparation of business plans, proforma budgets, and assistance with general operational issues. The Prior Agreement provided for a term of ten years, with an automatic renewal for additional terms of one year on January 1 of each successive calendar year unless either party provides the other party with written notice of its intent not to renew at least six months prior to the expiration of the then existing term. The Company’s Chief Executive Officer, Harry Kletter, is a member of Kletter Holding, LLC, which is the sole member of K&R. The Amendment increases the consulting fees from $240,000 per annum to $480,000 per annum. The annual fee is payable in equal monthly installments of $40,000. The Amendment otherwise ratifies the Prior Agreement in all respects.

In addition, on March 26, 2010, the Company entered into certain other agreements, the performance of each of which is subject to shareholder approval of certain issuances of shares of the Company’s common stock (“Common Stock”). Those Agreements would do the following:

•

Amend and restate the employment agreement of Brian Donaghy (“Mr. Donaghy”), the Company’s President and Chief Operating Officer, to (a) extend the term to June 30, 2015, and (b) provide for (i) an annual bonus based on the Company’s achievement of certain return on net asset (“RONA”) targets pursuant to incentive plans to be established by the Company, to be payable in cash or partly in Common Stock at the election of Mr. Donaghy, (ii) a bonus of up to 10,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (iii) a one-time bonus of up to 150,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as measured on December 31, 2014;

•

Amend and restate the employment agreement of Steve Jones (“Mr. Jones”), the Company’s Vice President of Operations — ISA Alloys, to (a) extend the term to June 30, 2015, and (b) replace the annual bonus of a cash payment equal to 7.5% of the amount determined for each fiscal year of the segment profit of ISA Alloys minus selling, general and administrative expenses applicable to the ISA Alloys segment with (i) an annual bonus based on the Company’s achievement of certain RONA targets pursuant to incentive plans to be established by the Company, to be payable in cash or partly in Common Stock, at the election of Mr. Jones, (ii) a bonus of up to 30,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (iii) a one-time bonus of up to 150,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as of December 31, 2014;

•

Amend and restate the employment agreement of Jeffrey Valentine (“Valentine”), the Company’s General Manager of ISA Alloys, to (a) extend the term to June 30, 2015, and (b) replace the annual bonus of a cash payment equal to 7.5% of the amount determined for each fiscal year of the segment profit of ISA Alloys minus selling, general and administrative expenses applicable to the ISA Alloys segment with (i) an annual cash bonus based on the Company’s achievement of certain RONA targets pursuant to an incentive plan to be established by the Company, (ii) a bonus of up to 30,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (iii) a one-time bonus of up to 50,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as of December 31, 2014;

•

Enter into an asset purchase agreement dated July 1, 2010 with Venture Metals, LLC (“Venture”) pursuant to which the Company will issue to Venture 200,000 shares of Common Stock and pay Venture $1,348,942.41 in cash, in exchange for the Venture name, Venture’s execution of a noncompete agreement, and Venture’s agreement to cause Mr. Jones and Mr. Valentine to provide the company with noncompete agreements. Venture is owned by Mr. Jones and Mr. Valentine. For additional information regarding this agreement, please see Subsequent Events under Note 1 in the Notes to Condensed Consolidated Financial Statements.

ITEM 2:    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this report.

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission.

General

We are primarily focusing our attention now and in the future towards our recycling business. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shredding, shearing, cutting and/or baling. We will also continue to focus on initiating growth in our waste services business segment, which includes management services and waste and recycling equipment sales, service and leasing.

In 2009, we expanded into the stainless steel recycling market for super alloys and high temperature metals by purchasing inventories and related equipment from Venture Metals, LLC and hiring two of its key executives. We buy, remelt, and sell stainless steel and high-temperature alloys to steel mills like North American Stainless, our primary customer. The Venture Metals asset purchase is the latest in a series of actions we have undertaken to position ourselves for strategic growth. The multi-million-dollar shredder project, completed in June 2009, expands our processing capacity, offers specialty grades of scrap and improves end-product quality. The shredder began operations on July 1, 2009. In the last quarter of 2009, we improved the Grade Lane location and added a new entrance for our ISA Alloys operations, which we moved from the Camp Ground Road location to 7100 Grade Lane in November 2009. In 2010, we hired an Alloys Operations Manager to aid in the expansion of specialty alloys within our recycling segment, specifically in the area of aerospace alloys.

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

Liquidity and Capital Resources

As of March 31, 2010 we held cash and cash equivalents of $1,135,651.

On April 13, 2010, Industrial Services of America, Inc. (the “Company”) entered into a Loan Agreement (the “Loan Agreement”) with Branch Banking and Trust Company (the “Bank”) and BB&T Bankcard Corporation pursuant to which the Bank agreed to provide the Company a revolving credit facility in the amount of $20,000,000 for the purpose of replacing the Company’s existing $12,000,000 promissory note to the Bank and the Company’s existing $10,000,000 senior revolving credit facility with the Bank. In addition, the Company, the Bank and certain other parties entered into a Modification and Cross-Collateralization Agreement (the “Modification Agreement”) pursuant to which the Company and the Bank modified the Company’s existing $5,000,000 term loan to the Bank. Proceeds of the new revolving credit facility in the amount of $17.7 million were used to repay the outstanding principal balance of the $12,000,000 promissory note and the amount outstanding under the prior credit facility and to pay closing costs.

With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month, with a floor of three and one half percent (3.50%). The revolving credit facility expires on April 13, 2013. Under the revolving credit facility, the Company is permitted to borrow the lesser of $20,000,000 or the borrowing base, consisting of the sum of 80% of eligible accounts receivable plus 55% of eligible inventory up to $10,000,000. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, the Company provided the Bank a first priority security interest in the accounts receivable from most of its customers and in its inventory. The Company also cross collateralized the revolving line of credit with the $5,000,000 term loan, an existing rental fleet loan in favor of the Bank and a $500,000 purchasing credit card commitment, in addition to all other existing debt the Company owes to the Bank.

The $5,000,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Accrued interest is payable monthly, with the first such payment commencing on May 13, 2010. The outstanding balance under the term loan plus accrued interest is payable in monthly installments in accordance with a 9.5 year amortization schedule, with a final scheduled payment of $3.1 million of principal due at maturity of the note on April 7, 2014. As security for the modified term loan, the Company provided the Bank a first priority security interest in all equipment other than the rental fleet that the Company owns. In addition, the Company provided a first mortgage on the property at the following locations: 3409 Campground Road, 6709, 7023, 7025, 7101, 7103 and 7110 Grade Lane, Louisville Kentucky, 1565 East Fourth Street, Seymour, Indiana and 1617 State Road 111, New Albany, Indiana. The Company also cross collateralized the term loan with the revolving credit facility, the rental fleet loan, the $500,000 purchasing credit card commitment and all other existing debt the Company owes to the Bank.

In the Loan Agreement, the Company agreed to certain covenants, including the maintenance of minimum tangible net worth of $16,000,000 as of December 31, 2009 (increasing by 40% of after tax net income annually, plus 100% of new equity issued by the Company), maintenance of a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to the sum of the preceding 12 months interest expense plus projected principal payments on long-term debt in the next succeeding 12 months of not less than 1.25 to 1, and maintenance of a ratio of debt to tangible net worth of not more than 3.5 to 1.

In the financial statements and accompanying notes, we are presenting the current maturities of long term debt and the long term debt reflecting the impact of the refinancing.

We have long term debt comprised of the following:

			v
	March 31, 2010 (unaudited)	December 31, 2009

Non-revolving line of credit	$—	$11,517,440
Revolving line of credit	16,438,931	8,166,917
Notes payable	14,198,424	9,510,013

	$30,637,355	$29,194,370

As of March 31, 2010, we were in compliance with all three restrictive covenants related to our debt.

We expect that existing cash flow from operations and available credit under our restructured credit facilities will be sufficient to meet our cash needs for the next year and beyond.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Three months ended March 31,

	2010	2009

Statements of Operations Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	91.5%	83.6%
Selling, general and administrative expenses	4.3%	11.2%
Income before other income/expenses	4.2%	5.2%

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Total revenue increased $49,919,043 or 205.9% to $74,168,966 in 2010 compared to $24,249,923 in 2009. Recycling revenue increased $51,017,599 or 242.4% to $72,069,234 in 2010 compared to $21,051,635 in 2009. This is primarily due to an increase of 82.8% in volume of stainless steel materials, a 192.7% increase in volume of ferrous materials and a 206.4% increase in volume of non-ferrous materials, and an average increase in price of 63.4%. Waste Services revenue decreased $1,098,556 or 34.3% to $2,099,732 in 2010 compared to $3,198,288 in 2009 primarily due to a decrease of approximately 1,500 customer locations as well as a $53,404 decrease in rental and baling wire revenue and a $7,500 decrease in VISA rebates, partially offset by a $50,015 increase in equipment sales, service and repairs revenue.

Total cost of goods sold increased $47,620,390 or 235.0% to $67,885,508 in 2010 compared to $20,265,118 in 2009. Recycling cost of goods sold increased $48,508,044 or 272.5% to $66,311,974 in 2010 compared to $17,803,930 in 2009. This is primarily due to the increases in shipments noted above and 110.7% higher commodity purchase prices. Waste services cost of goods sold decreased $887,654 or 36.1% to $1,573,534 in 2010 compared to $2,461,188 in 2009 primarily due to the decrease in customer locations, partially offset by an increase of $37,356 in cost of equipment sales.

Selling, general and administrative expenses increased $491,361 or 18.1% to $3,201,022 in 2010 compared to $2,709,661 in 2009. As a percentage of revenue, selling, general and administrative expenses were 4.3% in 2010 compared to 11.2% in 2009. The primary drivers of the increase in total expenses are increases in management stock bonuses of $166,900, and bonuses of $422,800, offset by decreases in license taxes and fees of $70,404, legal expenses of $55,261 and bad debt expense of $54,970.

Other expense decreased $41,378 to other expense of $143,661 in 2010 compared to other expense of $185,039 in 2009. This was primarily due to an increase in the gain on sale of assets of $180,898 and a decrease in legal settlements of $65,597, partially offset by an increase in interest expense of $190,474.

Income tax provision increased $739,469 to $1,175,511 in 2010 compared to $436,042 in 2009. The effective tax rate in 2010 and 2009 was 40.0% based on federal and state statutory rates.

Financial condition at March 31, 2010 compared to December 31, 2009

Cash and cash equivalents increased $422,589 to $1,135,651 as of March 31, 2010 compared to $713,062 as of December 31, 2009.

Net cash from operating activities was $4,238,492 for the three months ended March 31, 2010. This was primarily due to the combination of increased sales, purchases, and pricing, resulting in an increase of $9,674,527 in accounts payable and a decrease of $6,573,748 in inventories, offset by a $15,519,922 increase in accounts receivable.

We used net cash from investing activities of $240,564 for the three months ended March 31, 2010. We used $40,922 for road and building improvements. We purchased recycling and rental fleet equipment,

shredder system equipment, and shearer parts of $125,885. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market. Additionally, we spent $358,232 on accounting software. We received $185,000 from sales of our rental fleet compactors, balers, and containers and $89,512 from the sale of one of our trucks.

We used net cash from financing activities of $3,575,339 for the three months ended March 31, 2010 is primarily due to advances of $1,086,554 offset by payments on debt of $4,643,569.

Accounts receivable trade increased $15,519,922 or 182.3% to $24,032,248 as of March 31, 2010 compared to $8,512,326 as of December 31, 2009. This change is due to increased sales in the first quarter and the timing of customer payments.

Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory decreased $6,573,748 or 24.9% to $19,852,863 as of March 31, 2010 compared to $26,426,611 as of December 31, 2009. The primary reason for the decrease in inventory was that the increases in the volume of shipments of all materials in the first quarter were higher than the increases in the volume of purchases of all materials in the first quarter.

Inventory aging for the period ended March 31, 2010 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total
Stainless steel alloys	$11,391,331	$1,572,458	$14,862	$519,708	$13,498,359
Ferrous materials	3,010,275	175,077	25,948	48,404	3,259,704
Non-ferrous materials	1,939,794	93,819	47,469	99,191	2,180,273
Shredder replacement parts	761,125	—	—	—	761,125
Waste equipment machinery	5,500	—	—	54,450	59,950
Other	93,452	—	—	—	93,452

Total	$17,201,477	$1,841,354	$88,279	$721,753	$19,852,863

Inventory aging for the year ended December 31, 2009 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total
Stainless steel alloys	$11,738,653	$2,564,183	$5,170,224	$2,075,954	$21,549,014
Ferrous materials	1,513,849	47,151	19,834	6,641	1,587,475
Non-ferrous materials	1,801,125	243,708	47,545	126,759	2,219,137
Shredder replacement parts	879,831	—	—	—	879,831
Waste equipment machinery	9,670	—	—	92,362	102,032
Other	89,122	—	—	—	89,122

Total	$16,032,250	$2,855,042	$5,237,603	$2,301,716	$26,426,611

Accounts payable trade increased $9,674,527 or 206.5% to $14,358,913 as of March 31, 2010 compared to $4,684,386 as of December 31, 2009, primarily due to increased purchases in the first quarter and the timing of payments made to our vendors.

Working capital increased $14,989,877 to $26,308,562 as of March 31, 2010 compared to

$11,318,685 as of December 31, 2009. The increase was primarily driven by the debt restructuring, which reclassified $21.1 million in current maturities to long-term debt, and the $15.5 million increase in accounts receivable. These increases were partially offset by the $6.6 million decrease in inventory, the $9.7 million increase in accounts payable, the $0.5 million increase in income taxes payable, and the $0.3 million increase in the bonus accrual.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2010.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$30,637,355	$1,321,413	$3,022,651	$26,293,291	$—
Capital Lease Obligations (1)	2,474	2,474	—	—	—
Operating Lease Obligations (2)	1,770,847	657,847	1,113,000	—	—

Total	$32,410,676	$1,981,734	$4,135,651	$26,293,291	$—

(1)	We lease various pieces of equipment that qualify for capital lease treatment. These lease arrangements require monthly lease payments expiring at various dates through June 2010.

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

Long-term debt, including the current portions thereof, decreased $3,557,015 to $30,637,355 as of March 31, 2010 compared to $34,194,370 as of December 31, 2009.

Impact of Recently Issued Accounting Standards

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

Our floating rate borrowings expose us to interest rate risk. On June 30, 2009, we executed a promissory note, loan agreement and related security documents with BB&T in the amount of $5,000,000 for the purpose of financing our ongoing growth. On October 15, 2009, we executed a note modification agreement for this note, which extended the maturity date to December 15, 2009. On December 21, 2009, we executed a note modification agreement, which extended the maturity date until March 15, 2010. On March 12, 2010, we executed a commitment letter to, among other things, amend this financing through April 7, 2014. On April 13, 2010, we entered into a Loan Agreement with BB&T and BB&T Bankcard Corporation pursuant to which the Bank agreed to provide the Company a revolving credit facility in the amount of $20,000,000 for the purpose of replacing the Company’s existing $12,000,000 promissory note to the Bank and the Company’s existing $10,000,000 senior revolving credit facility with the Bank. In addition, Company, the Bank and certain other parties entered into a Modification and Cross-Collateralization Agreement pursuant to which the Company and the Bank modified the Company’s existing $5,000,000 term loan to the Bank. Proceeds of the new revolving credit facility in the amount of $17.7 million were used to repay the outstanding principal balance of the $12,000,000 promissory note and the amount outstanding under the prior credit facility and to pay closing costs. See Note 1 – Subsequent Events in the Notes to Condensed Consolidated Financial Statements for additional information on the new loan agreement and modification of the $5,000,000 term loan.

Prior to the new loan agreement, this non-revolving credit facility bore interest at the month LIBOR plus 3.25% per annum, which was to be adjusted monthly on the first day of each month for each LIBOR interest period with a minimum interest rate of 4.5%. The interest rate as of March 31, 2010 was 4.5%. This credit facility had $4,987,686 in outstanding borrowings as of March 31, 2010. We also maintained a $10.0 million senior revolving credit facility with the BB&T which had $6,747,785 in outstanding borrowings as of March 31, 2010. This revolving credit facility bore interest at the one month LIBOR rate, as published in the Wall Street Journal, plus two and twenty-five one-hundredths percent (2.25%) per annum, which was 2.4986% as of March 31, 2010. On February 11, 2009, we executed a promissory note with BB&T in the amount of $12,000,000 which had $9,691,146 in outstanding borrowings as of March 31, 2010. This note bore interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%. As of March 31, 2010, the applicable interest rate was 4%. Based on our average anticipated borrowings under our credit agreements in fiscal 2010, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, with a corresponding change in cash flows.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $5.6 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.6 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $547,000 in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At March 31, 2010, we recorded the estimated fair value of the three swaps as approximately $620,000. Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. We have designated these agreements as a cash flow hedge.

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

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2010, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

(c)	Changes to internal control over financial reporting

With the exception noted below, there were no changes in ISA’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

During 2009, ISA purchased a new recycling system software package from a third party vendor, and began using it for our Alloys operations in April, 2009. ISA installed this new software in the New Albany, Seymour, and Campground Road recycling satellite locations on October, 1, 2009. ISA installed this new software in the Grade Lane location on January 4, 2010.

PART II – OTHER INFORMATION

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

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 22, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, our Board of Directors authorized a program to repurchase up to 200,000 shares of our common stock at current market prices. No shares were repurchased in 2010 or 2009. In 2008, we repurchased 55,607 shares. In 2007 we repurchased 40,000 shares, in 2006 we repurchased 5,509 shares and in 2005 we repurchased 10,000 shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

Mar-08	19,753	$8.2823	75,262	124,738

Jun-08	9,854	$11.4169	85,116	114,884

Sept-08	26,000	$9.7902	111,116	88,884

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved.

Item 5.	Other Information

None

Item 6.	Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: May 10, 2010	/s/ Harry Kletter

Chairman and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: May 10, 2010	/s/ Alan L. Schroering

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Loan Agreement, dated April 13, 2010, in the amount of $20,000,000 from ISA in favor of Branch Banking and Trust Company and BB&T Bankcard Corporation of North Carolina.

10.2	Schedule “DD” to BB&T Loan Agreement.

10.3	Promissory Note, dated April 13, 2010, in the amount of $20,000,000 payable to Branch Banking and Trust Company.

10.4	Addendum to Promissory Note dated April 13, 2010.

10.5	Modification and Cross-Collateralization Agreement, dated April 13, 2010, among ISA, ISA Real Estate, LLC, ISA Indiana Real Estate, LLC, 7021 Grade Lane, LLC and Branch Banking and Trust Company.

10.6	ISA Asset Purchase Agreement, dated July 1, 2010, by and between ISA and Venture Metals, LLC, of Florida.

10.7	Amended and Restated Executive Employment Agreement, dated April 1, 2010, by and between ISA and Brian Donaghy.

10.8	Amended and Restated Executive Employment Agreement, dated July 1, 2010, by and between ISA and Steve Jones.

10.9	Amended and Restated Executive Employment Agreement, dated July 1, 2010, by and between ISA and Jeff Valentine.

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended March 31, 2010.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended March 31, 2010.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended March 31, 2010.