Form 10-Q
period 2010-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2010-08-09
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2010: 6,484,917.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2010 (Unaudited)	December 31, 2009

Current assets
Cash and cash equivalents	$1,182,999	$713,062
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2010 and in 2009)	27,787,638	8,512,326
Net investment in sales-type leases	30,535	27,928
Inventories	25,815,495	26,426,611
Deferred income taxes	538,045	538,045
Other	342,575	322,847

Total current assets	55,697,287	36,540,819

Net property and equipment	26,612,692	26,994,539

Other Assets
Goodwill	2,567,046	2,567,046
Net investment in sales-type leases	57,351	73,300
Notes receivable – related party	109,014	129,079
Other assets	612,800	368,834

	3,346,211	3,138,259

	$85,656,190	$66,673,617

See accompanying notes to consolidated financial statements.
3

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2010 (Unaudited)	December 31, 2009

Current liabilities
Current maturities of long term debt (Note 4)	$1,478,788	$12,539,889
Current maturities of capital lease obligation	—	20,798
Accounts payable	22,748,694	4,684,386
Income tax payable	1,312,028	517,828
Note payable to BB&T (Note 4)	—	5,000,000
Interest rate swap agreement liability (Note 4)	723,609	564,715
Accrued bonuses	750,000	1,513,800
Other current liabilities	651,944	380,718

Total current liabilities	27,665,063	25,222,134

Long-term liabilities
Long-term debt (Note 4)	28,790,618	16,654,481
Deferred income taxes	2,815,952	2,879,509

	31,606,570	19,533,990

Stockholders’ equity
Common stock, $0.0033 par value, 10,000,000 shares authorized, and 7,192,500 shares issued in 2010 and 2009, 6,484,917 and 6,429,438 shares outstanding in 2010 and 2009, respectively	23,975	23,975
Additional paid-in capital	7,814,996	7,442,346
Retained earnings	19,996,278	15,885,814
Accumulated other comprehensive loss	(434,165)	(338,829)
Treasury stock, 707,583 and 763,062 shares at average cost in 2010 and 2009, respectively	(1,016,527)	(1,095,813)

	26,384,557	21,917,493

	$85,656,190	$66,673,617

See accompanying notes to consolidated financial statements.
4

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

Revenue from services	$1,534,517	$1,522,134
Revenue from product sales	91,280,445	37,602,180

Total revenue	92,814,962	39,124,314

Cost of goods sold for services	1,436,049	1,153,059
Cost of goods sold for product sales	83,625,249	33,820,184

Total cost of goods sold	85,061,298	34,973,243

Selling, general and administrative expense	3,564,271	2,439,883

Income before other income (expense)	4,189,393	1,711,188

Other income (expense)
Interest expense	(339,642)	(213,161)
Interest income	9,478	6,917
Gain on sale of assets	49,500	7,222
Other income	3,270	24,851

	(277,394)	(174,171)

Income before income taxes	3,911,999	1,537,017

Income tax provision	1,564,799	614,807

Net income	$2,347,200	$922,210

Basic earnings per share	$0.36	$0.17

Diluted earnings per share	$0.36	$0.17

Weighted shares outstanding:
Basic	6,462,513	5,477,844

Diluted	6,489,908	5,477,844

See accompanying notes to consolidated financial statements.
5

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

Revenue from services	$3,069,650	$4,167,702
Revenue from product sales	163,914,278	59,206,535

Total revenue	166,983,928	63,374,237

Cost of goods sold for services	2,786,452	3,415,987
Cost of goods sold for product sales	150,160,354	51,822,374

Total cost of goods sold	152,946,806	55,238,361

Selling, general and administrative expense	6,765,293	5,149,544

Income before other income (expense)	7,271,829	2,986,332

Other income (expense)
Interest expense	(668,611)	(351,666)
Interest income	17,307	22,160
Gain on sale of assets	234,148	10,972
Other expense	(3,899)	(40,676)

	(421,055)	(359,210)

Income before income taxes	6,850,774	2,627,122

Income tax provision	2,740,310	1,050,849

Net income	$4,110,464	$1,576,273

Basic earnings per share	$0.64	$0.29

Diluted earnings per share	$0.63	$0.29

Weighted shares outstanding:
Basic	6,456,053	5,420,709

Diluted	6,474,903	5,420,709

See accompanying notes to consolidated financial statements.
6

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings		Treasury Stock

	Shares	Amount				Shares	Cost	Total

Balance as of December 31, 2009	7,192,500	$23,975	$7,442,346	$15,885,814	$(338,829)	(763,062)	$(1,095,813)	$21,917,493
Net unrealized loss on derivative instruments, net of tax	—	—	—	—	(95,336)	—	—	(95,336)
Stock bonuses	—	—	372,650	—	—	55,479	79,286	451,936
Net income	—	—	—	4,110,464	—	—	—	4,110,464

Balance as of June 30, 2010	7,192,500	$23,975	$7,814,996	$19,996,278	$(434,165)	(707,583)	$(1,016,527)	$26,384,557

See accompanying notes to consolidated financial statements.
7

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

Cash flows from operating activities
Net income	$4,110,464	$1,576,273
Adjustments to reconcile net income to net cash from/(used in) operating activities:

Depreciation and amortization	1,730,269	1,229,425
Stock distribution to employees	451,936	59,980
Deferred income taxes	—	212,426
Reduction in provision for doubtful accounts	—	(390,000)
Gain on sale of property and equipment	(234,148)	(10,972)
Change in assets and liabilities
Receivables	(19,275,312)	(17,422,243)
Net investment in sales-type leases	13,342	26,264
Inventories	611,116	2,786,595
Other assets	(49,902)	(189,887)
Accounts payable	18,064,308	6,018,500
Accrued bonuses	(763,800)	(880,800)
Income taxes payable	794,200	446,441
Other current liabilities	271,226	689,236

Net cash from/(used in) operating activities	5,723,699	(5,848,762)

Cash flows from investing activities
Proceeds from sale of property and equipment	324,013	43,750
Purchases of property and equipment	(1,147,834)	(1,822,048)
Deposits on equipment	(504,244)	23,350
Payments for shredder system	—	(3,400,972)
Acquisition from Venture Metals	—	(10,607,944)
Payments from related party	20,065	18,993

Net cash used in investing activities	(1,308,000)	(15,744,871)

Cash flows from financing activities
Proceeds from note payable to BB&T	—	5,000,000
Payments on capital lease obligation	(20,798)	(40,725)
Proceeds from long-term debt	—	18,042,330
Payments on note payable to BB&T	(133,843)	—
Payments on long-term debt	(3,791,121)	(1,867,717)

Net cash (used in)/from financing activities	(3,945,762)	21,133,888

Net increase/(decrease) in cash	469,937	(459,745)

Cash at beginning of period	713,062	1,103,842

Cash at end of period	$1,182,999	$644,097

Supplemental disclosure of cash flow information
Cash paid for interest	$668,661	$351,666
Cash paid for taxes	1,946,110	652,310

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to acquire real estate	$—	$800,000

See accompanying notes to consolidated financial statements.
8

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2010 and the results of our operations and changes in our cash flow for the periods ended June 30, 2010 and 2009. Results of operations for the period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2009 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission.

Fair Value

We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of trading account assets and various types of derivative instruments. In addition, we measure certain nonfinancial assets, such as goodwill and other long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

Level 3 – Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management’s judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. Examples of level 3 financial instruments include certain corporate debt with little or no market activity and a resulting lack of price transparency.

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

We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at June 30, 2010:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$1,135,651		$1,135,651

Liabilities
Long-term debt		($30,637,353)	($30,637,353)
Derivative contract		($723,609)	($723,609)

We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the quarter ending June 30, 2010. For Level 3 assets, goodwill is subject to impairment analysis each year end under Phase I of the ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment.

Subsequent Events

We have evaluated the period from June 30, 2010 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements and the following event was identified:

Debt Restructuring:
On July 30, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with Fifth Third Bank pursuant to which Fifth Third Bank agreed to provide us a revolving credit facility in the amount of $40,000,000 for the purpose of replacing the existing $20,000,000 senior revolving credit facility with Branch Banking and Trust Company (“BB&T”) and for payment of the $5,000,000 note payable to BB&T (collectively, the “Prior Obligations”). Proceeds of the new revolving credit facility in the amount of $33,355,003 were used to repay the outstanding principal balance of the Prior Obligations. We plan to use additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory. In addition, we entered into a term loan agreement with Fifth Third Bank in the amount of $8,800,000 for the purpose of replacing the $6,000,000 note payable secured by our shredder system, the $3,000,000 note payable secured by our rental fleet equipment, and the $609,900 note payable secured by our crane.

With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. The revolving credit facility expires on July 31, 2013. Under the revolving credit facility, we are permitted to borrow the lesser of $40,000,000 or the borrowing base, consisting of the sum of 80% of eligible accounts plus 60% of eligible inventory up to

$15,000,000. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, we provided Fifth Third Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with the $8,800,000 term loan.

The $8,800,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Principal and interest is payable monthly in consecutive equal installments of $105,000, with the first such payment commencing September 1, 2010 and the final payment of the then-unpaid balance due and payable in full on July 31, 2013. In addition, beginning April 30, 2011 (or, if earlier, upon completion of the Company’s financial statements for the fiscal year ending December 31, 2010), we will make an annual payment equal to 25% of (i) our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided Fifth Third Bank a first priority security interest in all equipment other than the rental fleet that we own.

In addition, we provided a first mortgage on the property at the following locations: 3409 Campground Road, 6709, 7023, 7025, 7101, 7103, 7110, 7124, 7200 and 7210 Grade Lane, Louisville Kentucky, 1565 East Fourth Street, Seymour, Indiana and 1617 State Road 111, New Albany, Indiana. The Company also cross collateralized the term loan with the revolving credit facility and all other existing debt the Company owes to the Bank.

In the Credit Agreement, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4,000,000 in any fiscal year.

NOTE 2 – STOCK DIVIDEND

On May 3, 2010, the Board of Directors declared a 3-for-2 stock split effected by a 50% stock dividend. The stock dividend was issued to holders of record as of May 17, 2010, and paid June 1, 2010. All share numbers and share prices in these Notes have been adjusted to reflect the impact of this stock split.

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

NOTE 4 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

On April 13, 2010, the Company entered into a Loan Agreement with Branch Banking and Trust Company (the “Bank”) and BB&T Bankcard Corporation pursuant to which the Bank agreed to provide the Company a revolving credit facility in the amount of $20,000,000 for the purpose of replacing the Company’s existing

$12,000,000 promissory note to the Bank dated February 11, 2009 and the Company’s existing $10,000,000 senior revolving credit facility with the Bank dated December 22, 2006. In addition, the Company, the Bank and certain other parties entered into a Modification and Cross-Collateralization Agreement (the “Modification Agreement”) pursuant to which the Company and the Bank modified the Company’s existing $5,000,000 term loan to the Bank dated June 9, 2009. Proceeds of the new revolving credit facility in the amount of $17.7 million were used to repay the outstanding principal balance of the $12,000,000 promissory note and the amount outstanding under the prior credit facility and to pay closing costs. As of June 30, 2010, the outstanding balance of the restructured debt was $16,443,272.

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

The $5,000,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Accrued interest is payable monthly, with the first such payment commencing on May 13, 2010. The outstanding balance under the term loan plus accrued interest is payable in monthly installments in accordance with a 9.5 year amortization schedule, with a final scheduled payment of $3.1 million of principal due at maturity of the note on April 7, 2014. As security for the modified term loan, the Company provided the Bank a first priority security interest in all equipment other than the rental fleet that the Company owns. In addition, the Company provided a first mortgage on the property at the following locations: 3409 Campground Road, 6709, 7023, 7025, 7101, 7103 and 7110 Grade Lane, Louisville Kentucky, 1565 East Fourth Street, Seymour, Indiana and 1617 State Road 111, New Albany, Indiana. The Company also cross collateralized the term loan with the revolving credit facility, the rental fleet loan, the $500,000 purchasing credit card commitment and all other existing debt the Company owes to the Bank. As of June 30, 2010, the outstanding balance of the term loan was $4,866,157.

In the Loan Agreement, the Company agreed to certain covenants, including the maintenance of minimum tangible net worth of $16,000,000 as of December 31, 2009 (increasing by 40% of after tax net income annually, plus 100% of new equity issued by the Company), maintenance of a ratio of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to the sum of the preceding 12 months interest expense plus projected principal payments on long-term debt in the next succeeding 12 months of not less than 1.25 to 1, and maintenance of a ratio of debt to tangible net worth of not more than 3.5 to 1. As of June 30, 2010, we were in compliance with these covenants.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $5.5 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.5 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $535,000 in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At June 30, 2010, we recorded the estimated fair value of the liability related to the three swaps at approximately $724,000. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts.

See also Subsequent Events under Note 1 – Summary of Significant Accounting Policies for information regarding a new credit agreement entered into on July 30, 2010 pursuant to which the Loan Agreement with BB&T described above was paid off.

Our long term debt as of June 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009

	(unaudited)
Non-revolving line of credit with BB&T effective February 11, 2009 in the amount of $12,000,000 with an original maturity date of February 11, 2010, which was extended to March 24, 2010, and then to April 13, 2013 under the new loan agreement (see below). Interest was payable monthly starting March 11, 2009, and the note bore interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%. All our assets (except rental fleet equipment) secured this note.	$—	$11,517,440

Revolving credit facility of $10 million with BB&T secured by all assets except for rental fleet equipment with a variable interest rate of Libor plus 2.25% and no required monthly principal payments. The original maturity date under this agreement was January 1, 2012, extended to April 13, 2013 under the new loan agreement.	—	8,166,917

Revolving credit facility of $20 million with BB&T and BB&T Bankcard Corporation secured by accounts receivable and inventory with a variable interest rate of Libor plus 2.50% per annum with a floor of 3.50% and no required monthly principal payments. The credit facility expires on April 13, 2013.	16,443,272	—

Note payable to BB&T in the amount of $5 million secured by all equipment except for rental fleet equipment and certain real property with a variable interest rate of Libor plus 2.50% per annum with a floor of 3.50%. The repayment terms are principal and interest paid monthly commencing on May 13, 2010 with one final payment of all remaining principal and accrued interest due at maturity date on April 7, 2014. (Prior to restructuring in April, 2010, this credit facility was considered short-term and was not included in this table.)	4,866,157	—

Note payable to BB&T in the amount of $3 million secured by our rental fleet equipment with a fixed interest rate of 5.65%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013.	2,473,516	2,598,526

Note payable to BB&T in the amount of $6.0 million secured by our shredder system assets with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014.	5,428,494	5,661,275

Note payable to BB&T in the amount of $609,900 secured by a crane with a fixed interest rate of 5.89%. The repayment terms are principal and interest paid monthly beginning December 1, 2008 with one final payment of all remaining principal and accrued interest due at maturity in December 2013.	530,602	555,215

Note payable to Paccar Financial Corp. in the amount of $163,655 secured by two Kenworth trucks. Payments are $3,395.36 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	46,176	112,724

Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7%) interest rate. The maturity date under this agreement is August 2012.	481,188	582,273

	30,269,406	29,194,370
Less current maturities	1,478,788	12,539,889

	$28,790,618	$16,654,481

The annual maturities of long-term debt as of June 30, 2010 are as follows:

2010	$1,478,788
2011	1,548,088
2012	3,027,960
2013	21,133,263
Thereafter	3,081,307

Total	$30,269,406

NOTE 5 – SEGMENT INFORMATION

Our operations include two primary segments: Recycling and Waste Services.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$162,804,794	$—	$—	$162,804,794
Equipment sales, service and leasing revenues	—	1,109,484	—	1,109,484
Management fees	—	3,069,650	—	3,069,650
Cost of goods sold	(149,711,008)	(3,235,798)	—	(152,946,806)
Selling, general and administrative expenses	(3,421,676)	(520,394)	(2,823,223)	(6,765,293)

Segment profit (loss)	$9,672,110	$422,942	$(2,823,223)	$7,271,829

Segment assets	$81,453,921	$2,277,586	$1,924,683	$85,656,190

FOR THE SIX MONTHS ENDED JUNE 30, 2009	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$58,151,892	$—	$—	$58,151,892
Equipment sales, service and leasing revenues	—	1,054,643	—	1,054,643
Management fees	—	4,167,702	—	4,167,702
Cost of goods sold	(51,431,327)	(3,807,034)	—	(55,238,361)
Selling, general and administrative expenses	(2,911,051)	(703,558)	(1,534,935)	(5,149,544)

Segment profit (loss)	$3,809,514	$711,753	$(1,534,935)	$2,986,332

Segment assets	$52,358,983	$3,099,151	$3,389,240	$58,847,374

FOR THE THREE MONTHS ENDED JUNE 30, 2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$90,735,560	$—	$—	$90,735,560
Equipment sales, service and leasing revenues	—	544,885	—	544,885
Management fees	—	1,534,517	—	1,534,517
Cost of goods sold	(83,399,034)	(1,662,264)	—	(85,061,298)
Selling, general and administrative expenses	(1,746,901)	(237,937)	(1,579,433)	(3,564,271)

Segment profit (loss)	$5,589,625	$179,201	$(1,579,433)	$4,189,393

Segment assets	$81,453,921	$2,277,586	$1,924,683	$85,656,190

FOR THE THREE MONTHS ENDED JUNE 30, 2009	ISA RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$37,100,257	$—	$—	$37,100,257
Equipment sales, service and leasing revenues	—	501,923	—	501,923
Management fees	—	1,522,134	—	1,522,134
Cost of goods sold	(33,627,397)	(1,345,846)	—	(34,973,243)
Selling, general and administrative expenses	(1,184,538)	(327,034)	(928,311)	(2,439,883)

Segment profit (loss)	$2,288,322	$351,177	$(928,311)	$1,711,188

Segment assets	$52,358,983	$3,099,151	$3,389,240	$58,847,374

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

Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be shredded, torched, sheared or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities.

Stainless steel inventory of $20,159,259 at June 30, 2010 was comprised only of raw materials. Ferrous inventory of $2,268,303 at June 30, 2010 was comprised of $2,078,080 in raw materials and $190,223 in finished goods. Non-ferrous inventory of $2,421,120 at June 30, 2010 was comprised of $903,680 in raw materials and $1,517,440 of finished goods. Replacement parts inventory for the shredder at June 30, 2010 was $882,682. Stainless steel inventory of $21,549,014 at December 31, 2009 was comprised only of raw materials. Ferrous inventory of $1,587,475 at December 31, 2009 was comprised of $269,344 in raw materials and $1,318,131 of finished goods. Non-ferrous inventory of $2,219,137 at December 31, 2009 was comprised of $653,019 in raw materials and $1,566,118 of finished goods. Replacement parts inventory for the shredder at December 31, 2009 was $879,831. Processing costs in inventory total $619,530 for the six months ended June 30, 2010 and $611,372 for the year ended December 31, 2009.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Other inventory includes cardboard and baling wire. Inventories as of June 30, 2010 and December 31, 2009 consist of the following:

	June 30, 2010 (unaudited)	December 31, 2009

Stainless steel alloys	$20,159,259	$21,549,014
Ferrous materials	2,268,303	1,587,475
Non-ferrous materials	2,421,120	2,219,137
Shredder replacement parts	882,682	879,831
Waste equipment machinery	54,950	102,032
Other	29,181	89,122

Total inventories	$25,815,495	$26,426,611

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

We also lease other machinery and equipment under operating leases which expire through June 2011.

2010	$649,261
2011	636,000
2012	318,000
Thereafter	—

Future minimum lease payments	$1,603,261

Total rent expense for the six months ended June 30, 2010 and 2009 was $444,891 and $567,625, respectively.

Capital Leases:

We made the final payments for the equipment under capital leases in June 2010. We now own the equipment and no longer have any equipment under capital leases.

NOTE 8 – PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Six months ended June 30, 2010 compared to six months ended June 30, 2009:

	2010	2009

Basic earnings per share
Net income	$4,110,464	$1,576,273
Weighted average shares outstanding	6,456,053	5,420,709

Basic earnings per share	$0.64	$0.29

Diluted earnings per share
Net income	$4,110,464	$1,576,273

Weighted average shares outstanding	6,456,053	5,420,709
Add dilutive effect of assumed exercising of stock options	18,850	—

Diluted weighted average shares Outstanding	6,474,903	5,420,709

Diluted earnings per share	$0.63	$0.29

Three months ended June 30, 2010 compared to three months ended June 30, 2009:

	2010	2009

Basic earnings per share
Net income	$2,347,200	$922,210
Weighted average shares outstanding	6,462,513	5,477,844

Basic earnings per share	$0.36	$0.17

Diluted earnings per share
Net income	$2,347,200	$922,210

Weighted average shares outstanding	6,489,908	5,477,844
Add dilutive effect of assumed exercising of stock options	27,395	—

Diluted weighted average shares outstanding	6,489,908	5,477,844

Diluted earnings per share	$0.36	$0.17

NOTE 9 – LONG TERM INCENTIVE PLAN

At our June 10, 2010 annual shareholders meeting, shareholders approved the reservation of 1,200,000 additional shares of our common stock under our long term incentive plan so that the total number of shares reserved increased from 1,200,000 to 2,400,000. The plan makes available up to 2,400,000 shares of our common stock for performance-based awards under the plan. We may grant any of these types of awards: non-qualified and incentive stock options; stock appreciation rights; and other stock awards including stock units, restricted stock units, performance shares, performance units, and restricted stock. The performance goals that we may use for such awards will be based on any one or more of the following performance measures: cash flow; earnings; earnings per share; market value added or economic value added; profits; return on assets; return on equity; return on investment; revenues; stock price; or total shareholder return.

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

As of July 1, 2009, we awarded options to purchase 30,000 shares of our stock each to our three independent directors for a total of 90,000 shares at a per share exercise price of $4.23. As of January 11, 2010, we awarded 18,000 shares of our stock to management at a per share price of $6.47 and as of February 11, 2010, we awarded 7,500 shares of our stock to management at a per share price of $6.73. As of June 8, 2010, we awarded 30,000 shares of our stock to Brian Donaghy at a per share price of $9.51.

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

Effective April 1, 2010, the Company amended and restated the employment agreement of Brian Donaghy (“Mr. Donaghy”), the Company’s President and Chief Operating Officer, to (a) extend the term to June 30, 2015, and (b) provide for (i) an annual bonus based on the Company’s achievement of certain return on net asset (“RONA”) targets pursuant to incentive plans to be established by the Company, to be payable in cash or partly in Common Stock at the election of Mr. Donaghy, (ii) a bonus of up to 15,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (iii) a one-time bonus of up to 225,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as measured on December 31, 2014.

Effective July 1, 2010, the Company amended and restated the employment agreement of Steve Jones (“Mr. Jones”), the Company’s Vice President of Operations -- ISA Alloys, to (a) extend the term to June 30, 2015, and (b) replace the annual bonus of a cash payment equal to 7.5% of the amount determined for each fiscal year of the segment profit of ISA Alloys minus selling, general and administrative expenses applicable to the ISA Alloys segment with (i) an annual bonus based on the Company’s achievement of certain RONA targets pursuant to incentive plans to be established by the Company, to be payable in cash or partly in Common Stock, at the election of Mr. Jones. Also, as a result of the amendment to the asset purchase agreement between the Company and Venture Metals, LLC (“Venture”), further discussed below, Mr. Jones is no longer entitled to: (i) a bonus of up to 45,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (ii) a one-time bonus of up to 225,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as of December 31, 2014.

Effective July 1, 2010, the Company amended and restated the employment agreement of Jeffrey Valentine (“Mr. Valentine”), the Company’s General Manager of ISA Alloys, to (a) extend the term to June 30, 2015, and (b) replace the annual bonus of a cash payment equal to 7.5% of the amount determined for each fiscal year of the segment profit of ISA Alloys minus selling, general and administrative expenses applicable to the ISA Alloys segment with (i) an annual cash bonus based on the Company’s achievement of certain RONA targets pursuant to an incentive plan to be established by the Company. Also, as a result of the amendment to the asset purchase agreement between the Company and Venture, Mr. Valentine is no longer entitled to: (i) a bonus of up to 45,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (ii) a one-time bonus of up to 75,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as of December 31, 2014.

On June 16, 2010, the Company and Venture agreed to amend an asset purchase agreement dated July 1, 2010. Pursuant to this agreement, on April 12, 2010, the Company paid Venture $1,348,942 for bonuses earned and accrued in 2009 using the line of credit facility and will issue to Venture 300,000 shares of Common Stock, in exchange for the Venture name, Venture’s execution of a noncompete agreement, and Venture’s agreement to cause Mr. Jones and Mr. Valentine to provide the company with noncompete agreements. Based on an independent appraisal, the Company shall deliver up to an additional 750,000 shares of ISA Common Stock in accordance with the following:

          (a) Venture shall receive up to ninety thousand (90,000) shares of ISA common stock per annum commencing in 2011 for calendar year 2010, and thereafter in 2012, 2013, 2014, 2015 and 2016 for calendar years 2011, 2012, 2013, 2014 and 2015, respectively, resulting in a maximum of four hundred and fifty thousand (450,000) shares of ISA common stock over the such period (but in no event greater than 90,000 shares in any one calendar year) based on satisfaction of the return on net assets (“RONA”) criteria set forth in Exhibit 10.3 attached hereto and incorporated herein by reference. Such consideration shall be payable in the form of ISA common stock in one delivery of a stock certificate, as soon as practicable following December 31, 2015 subject to applicable withholding and other taxes and other required deductions;

          (b) Venture shall be entitled to receive additional consideration for the transfer of assets up to three hundred thousand (300,000) shares of ISA common stock based on satisfaction of the 5 year (2010-2014) average return on net assets (“RONA”) criteria set forth in Exhibit 10.3 attached hereto and incorporated herein by reference. Such consideration shall be payable in the form of Company common stock in one delivery of a stock certificate, as soon as practicable following December 31, 2014 subject to applicable withholding and other taxes and other required deductions.

Venture is owned by Mr. Jones and Mr. Valentine.

ITEM 2: MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

We are primarily focusing our attention now and in the future towards our recycling business. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by shredding, sorting, shearing, cutting and/or baling. We will also continue to focus on initiating growth in our management services business segment and our waste and recycling equipment sales, service and leasing division.

In 2009, we expanded into the stainless steel recycling market for super alloys and high temperature metals by purchasing inventories and related equipment from Venture Metals, LLC and hiring two of its key executives. We buy and sell stainless steel and high-temperature alloys to steel mills like North American Stainless, our primary customer. The Venture Metals asset purchase is the latest in a series of actions we have undertaken to position ourselves for strategic growth. The multi-million-dollar shredder project, completed in June 2009, expands our processing capacity, offers specialty grades of scrap and improves end-product quality. The shredder began operations on July 1, 2009. In the last quarter of 2009, we improved the Grade Lane location and added a new entrance for our ISA Alloys operations, which we moved from the Camp Ground Road location to 7100 Grade Lane in November 2009. In 2010, we hired an Alloys Operations Manager to aid in the expansion of specialty alloys within our recycling segment, specifically in the area of aerospace alloys.

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers. Currently, we service approximately 720 customer locations throughout the United States and we utilize an active database of over 6,500 vendors to provide timely, thorough and cost-effective service to our customers.

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

Liquidity and Capital Resources

As of June 30, 2010 we held cash and cash equivalents of $1,182,999.

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

On July 30, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with Fifth Third Bank pursuant to which Fifth Third Bank agreed to provide us a revolving credit facility in the amount of $40,000,000 for the purpose of replacing the existing $20,000,000 senior revolving credit facility with Branch Banking and Trust Company (“BB&T”) and for payment of the $5,000,000 note payable to BB&T (collectively, the “Prior Obligations”). Proceeds of the new revolving credit facility in the amount of $33,355,003 were used to repay the outstanding principal balance of the Prior Obligations. We plan to use additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory. In addition, we entered into a term loan agreement with Fifth Third Bank in the amount of $8,800,000 for the purpose of replacing the $6,000,000 note payable secured by our shredder system, the $3,000,000 note payable secured by our rental fleet equipment, and the $609,900 note payable secured by our crane.

With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. The revolving credit facility expires on July 31, 2013. Under the revolving credit facility, we are permitted to borrow the lesser of $40,000,000 or the borrowing base, consisting of the sum of 80% of eligible accounts plus 60% of eligible inventory up to $15,000,000. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, we provided Fifth Third Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with the $8,800,000 term loan.

The $8,800,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Principal and interest is payable monthly in consecutive equal installments of $105,000, with the first such payment commencing September 1, 2010 and the final payment of the then-unpaid balance due and payable in full on July 31, 2013. In addition, beginning April 30, 2011 (or, if earlier, upon completion of the Company’s financial statements for the fiscal year ending December 31, 2010), we will make an annual payment equal to 25% of (i) our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided Fifth Third Bank a first priority security interest in all equipment other than the rental fleet that we own.

In addition, we provided a first mortgage on the property at the following locations: 3409 Campground Road,

6709, 7023, 7025, 7101, 7103, 7110, 7124, 7200 and 7210 Grade Lane, Louisville Kentucky, 1565 East Fourth Street, Seymour, Indiana and 1617 State Road 111, New Albany, Indiana. The Company also cross collateralized the term loan with the revolving credit facility and all other existing debt the Company owes to the Bank.

In the Credit Agreement, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4,000,000 in any fiscal year.

We have long term debt comprised of the following:

	June 30, 2010 (unaudited)	December 31, 2009

Non-revolving line of credit	$—	$11,517,440
Revolving line of credit	16,443,272	8,166,917
Notes payable	13,826,134	9,510,013

Total debt	$30,269,406	$29,194,370

As of June 30, 2010, we were in compliance with all restrictive covenants related to our debt.

We expect that existing cash flow from operations and available credit under our restructured credit facilities and other alternative financing will be sufficient to meet our cash needs for the next year and beyond. As of June 30, 2010, we have $1,141,029 committed for the purchase and installation of sensor sorter units to be funded by our line of credit.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Six months ended June 30,

Statements of Operations Data:	2010	2009

Total Revenue	100.0%	100.0%
Cost of goods sold	91.6%	87.2%
Selling, general and administrative expenses	4.1%	8.1%
Income before other expenses	4.4%	4.7%

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Total revenue increased $103,609,691 or 163.5% to $166,983,928 in 2010 compared to $63,374,237 in 2009. Recycling revenue increased $104,652,902 or 180.0% to $162,804,794 in 2010 compared to $58,151,892 in 2009. This is primarily due to the improvements and expansions of our Grade Lane facilities made in late 2009 and the increased production from the shredder, which began production in July 2009, along with a 39.2% increase in volume of stainless steel materials shipments, a 175.3% increase in volume of ferrous materials shipments, a 24.1% increase in volume of other nonferrous materials shipments, partially offset by an average increase in cost of commodities shipped of 78.8%. Waste Services revenue decreased $1,043,211 or 20.0% to $4,179,134 in 2010 compared to $5,222,345 in 2009 primarily due to the net loss of approximately

1,300 customer locations, as well as an $88,623 decrease in rental revenue and VISA rebates, partially offset by a $123,870 increase in equipment and parts sales and service and repairs revenue.

Total cost of goods sold increased $97,708,445 or 176.9% to $152,946,806 in 2010 compared to $55,238,361 in 2009. Recycling cost of goods sold increased $98,279,681 or 191.1% to $149,711,008 in 2009 compared to $51,431,327 in 2009. This is primarily due to the increase in volume of shipments noted above, and partially due to the increase in commodity prices noted above. Waste Services cost of goods sold decreased $571,236 or 15.0% to $3,235,798 in 2010 compared to $3,807,034 in 2009 primarily due to the decrease in customer locations and a $29,488 decrease in rental, hauling, and wire costs, partially offset by an increase of $91,425 in cost of equipment and parts sales, service and repairs, and commissions.

Selling, general and administrative expenses increased $1,615,749 or 31.4% to $6,765,293 in 2010 compared to $5,149,544 in 2009. As a percentage of revenue, selling, general and administrative expenses were 4.1% in 2010 compared to 8.1% in 2009. The primary drivers of the increase in total expense are an increase in stock bonus and bonus expense of $896,003, an increase in labor/management-related expenses (labor, consulting, management fees, employee training, and insurance benefits) of $292,781, an increase in legal fees, insurance expense, and compliance and reporting expenses of $234,349, and an increase in operating supplies and computer software and equipment of $119,633, partially offset by a decrease in bad debt expense of $57,715.

Other expense increased $61,845 to other expense of $421,055 in 2010 compared to other expense of $359,210 in 2009. This was primarily due to an increase in interest expense of $316,945, partially offset by an increase in the gain on sale of assets of $223,176.

Income tax provision decreased $1,689,461 to $2,740,310 in 2010 compared to $1,050,849 in 2009. The effective tax rate in 2010 and 2009 was 40.0% based on federal and state statutory rates.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Total revenue increased $53,690,648 or 137.2% to $92,814,962 in 2010 compared to $39,124,314 in 2009. Recycling revenue increased $53,635,303 or 144.6% to $90,735,560 in 2010 compared to $37,100,257 in 2009. This is primarily due to the improvements and expansions of our Grade Lane facilities made in late 2009, the increased production from the shredder, which began production in July 2009, and an increase in stainless steel shipments of 13.1%, an increase in ferrous shipments of 164.0% and an increase in other nonferrous shipments of 8.7% and an average increase in cost of commodities shipped of 91.6%. Waste Services revenue increased $55,345 or 2.7% to $2,079,402 in 2010 compared to $2,024,057 in 2009 primarily due to a $72,755 increase in equipment sales and service and repairs revenue, partially offset by a $40,307 decrease in rental revenue.

Total cost of goods sold increased $50,088,055 or 143.2% to $85,061,298 in 2010 compared to $34,973,243 in 2009. Recycling cost of goods sold increased $49,771,637 or 148.0% to $83,399,034 in 2010 compared to $33,627,397 in 2009. This is primarily due to the increase in volume of shipments noted above, and partially due to the increase in commodity prices noted above. Waste Services cost of goods sold increased $316,418 or 23.5% to $1,662,264 in 2010 compared to $1,345,846 in 2009 primarily due to a decrease of $357,204 in bankruptcy-related write offs in 2010 compared to 2009 and an increase of $46,022 in the cost of equipment sales and service and repairs, partially offset by the decrease in customer locations.

Selling, general and administrative expenses increased $1,124,388 or 46.1% to $3,564,271 in 2010 compared to $2,439,883 in 2009. As a percentage of revenue, selling, general and administrative expenses were 3.8% in 2010 compared to 6.2% in 2009. The primary drivers of the increase in total expense are increases in stock bonus and bonus expense of $621,303, and labor/management-related expenses (labor, consulting, management fees, employee training and insurance benefits) of $303,598.

Other expense increased $103,223 to other expense of $277,394 in 2010 compared to other expense of $174,171 in 2009 primarily due to the increase in interest expense due to new debt.

Income tax provision increased $949,992 to $1,564,799 in 2010 compared to $614,807 in 2009. The effective tax rate in 2010 and 2009 was 40.0% based on federal and state statutory rates.

Financial condition at June 30, 2010 compared to December 31, 2009

Cash and cash equivalents increased $469,937 to $1,182,999 as of June 30, 2010 compared to $713,062 as of December 31, 2009.

Net cash from operating activities of $5,723,699 for the six months ended June 30, 2010 is primarily due to an increase in accounts receivable, partially offset by the increase in accounts payable and the decrease in inventory. The increases in accounts receivable and accounts payable are due to a combination of increased shipments, purchases, and commodity prices.

We used net cash from investing activities of $1,308,000 for the six months ended June 30, 2010. We used $254,047 for road and building improvements. We purchased recycling and rental fleet equipment, shredder system equipment, and shearer parts of $751,496. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market. Additionally, we spent $115,634 on accounting software and computer equipment. We also purchased one truck and upgraded another for $26,657. We received $234,500 from sales of our rental fleet compactors, balers, and containers and $89,513 from the sale of one of our trucks. We paid deposits of $504,244 on machinery and equipment.

We used net cash from financing activities of $3,945,762 for the six months ended June 30, 2010 due to the payments on debt and capital lease obligations of $3,924,946 and $20,798, respectively.

Accounts receivable trade increased $19,275,312 to $27,787,638 as of June 30, 2010 compared to $8,512,326 as of December 31, 2009. This change is due to a combination of increased shipments and an increase in commodity prices.

Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory decreased $611,116 or 2.3% to $25,815,495 as of June 30, 2010 compared to $26,426,611 as of December 31, 2009. The primary reason for the decrease was that the average cost of commodities shipped out of inventory year-to-date was higher than the average cost of commodities purchased year-to-date.

Inventory aging for the period ended June 30, 2010 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Stainless steel alloys	$16,114,860	$2,555,900	$834,754	$653,745	$20,159,259
Ferrous materials	1,765,372	284,056	123,064	95,811	2,268,303
Non-ferrous materials	1,886,893	291,748	80,457	162,022	2,421,120
Shredder replacement parts	882,682	—	—	—	882,682
Waste equipment machinery	—	—	—	54,950	54,950
Other	29,181	—	—	—	29,181

	$20,678,988	$3,131,704	$1,038,275	$966,528	$25,815,495

Inventory aging for the period ended December 31, 2009 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Stainless steel alloys	$11,738,653	$2,564,183	$5,170,224	$2,075,954	$21,549,014
Ferrous materials	1,513,849	47,151	19,834	6,641	1,587,475
Non-ferrous materials	1,801,125	243,708	47,545	126,759	2,219,137
Shredder replacement parts	879,831	—	—	—	879,831
Waste equipment machinery	9,670	—	—	92,362	102,032
Other	89,122	—	—	—	89,122

	$16,032,250	$2,855,042	$5,237,603	$2,301,716	$26,426,611

Accounts payable trade increased $18,064,308 or 385.6% to $22,748,694 as of June 30, 2010 compared to $4,684,386 as of December 31, 2009, primarily due to increased purchases and an increase in commodity prices.

Working capital increased $16,713,539 to $28,032,224 as of June 30, 2010 compared to $11,318,685 as of December 31, 2009. The increase was primarily driven by the $19.3 million increase in accounts receivable, the debt restructuring, which reclassified $16.1 million in current maturities to long-term debt, and the $0.8 million decrease in the bonus accrual. These increases were partially offset by the $18.1 million increase in accounts payable, the $0.8 million increase in income taxes payable, and the $0.6 million decrease in inventory.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2010.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$30,269,406	$1,478,788	$21,019,319	$7,771,299	$—

Operating Lease Obligations (1)	1,603,261	649,261	954,000	—	—

Total	$31,872,667	$2,128,049	$21,973,319	$7,771,299	$—

(1) We lease the Louisville, Kentucky facility from K&R, LLC, the sole member of which is Harry Kletter, our chief executive officer, under an operating lease expiring December 2012. We have monthly rental payments of $48,500 through December 2012. In the event of a change of control, the monthly payments become $62,500. We have subleased the Lexington property to an unaffiliated third party for a term commencing March 1, 2007 and ending December 31, 2012 for $4,500 per month. We currently lease this property from an unrelated party for $4,500 per month; the lease terminates December 31, 2012. If for any reason the sub-lessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $969 are due through September 2010.

Long-term debt, including the current portions thereof, increased $1,075,036 to $30,269,406 as of June 30, 2010 compared to $29,194,370 as of December 31, 2009.

Impact of Recently Issued Accounting Standards

In 2008 the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities and updated this guidance in February 2010 through guidance entitled “Technical Corrections to Various Topics”. The guidance amends and expands the disclosure requirements in the previously issued guidance on accounting for derivative instruments and hedging activities and was effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning January 1, 2009 for us. The February 2010 update was effective for the first reporting period beginning after issuance, the year ending December 31, 2009 for us. We have included the required disclosures in Note 4 of our Condensed Consolidated Financial Statements.

In May 2009, the FASB issued authoritative guidance on subsequent events, but this guidance was amended by new authoritative guidance issued in February, 2010. The original guidance required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. The new guidance removes the requirement for an SEC filer to disclose a date in both issued and revised financial statements. This amendment removes potential conflicts with SEC requirements. The original guidance became effective for interim and annual periods ending after June 15, 2009, the quarter ending June 30, 2009 for us, and the amendment became effective upon issuance of the final update in February, 2010.

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

We are exposed to interest rate risk on our floating rate borrowings. On April 13, 2010, we entered into a Loan Agreement with BB&T and BB&T Bankcard Corporation pursuant to which the Bank agreed to provide the Company a revolving credit facility in the amount of $20,000,000 for the purpose of replacing the Company’s existing $12,000,000 promissory note to the Bank and the Company’s existing $10,000,000 senior revolving credit facility with the Bank. In addition, Company, the Bank and certain other parties entered into a Modification and Cross-Collateralization Agreement pursuant to which the Company and the Bank modified the Company’s existing $5,000,000 term loan to the Bank. Proceeds of the new revolving credit facility in the amount of $17.7 million were used to repay the outstanding principal balance of the $12,000,000 promissory note and the amount outstanding under the prior credit facility and to pay closing costs. See Note 4 – Long Term Debt in the Notes to Condensed Consolidated Financial Statements for additional information on the new loan agreement and modification of the $5,000,000 term loan. Based on our average anticipated borrowings under our credit agreements in fiscal 2010, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, with a corresponding change in cash flows.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $5.5 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.5 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $535,000 in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At June 30, 2010, we recorded the estimated fair value of the liability related to the three swaps as approximately $724,000. Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. We have designated these agreements as a cash flow hedge.

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

ITEM 4: CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2010, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b)	Changes to internal control over financial reporting

There were no changes in ISA’s internal control over financial reporting during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 15, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our common stock at current market prices. No shares were repurchased in 2010 or 2009. In 2008, we repurchased 83,411 shares. In 2007, we repurchased 60,000 shares. In 2006, we repurchased 8,264 shares, and in 2005 we repurchased 15,000 shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

Mar-08	29,630	$ 5.5215	112,893	187,107

Jun-08	14,781	$ 7.6113	127,674	172,326

Sept-08	39,000	$ 6.5268	166,674	133,326

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date:	August 9, 2010	/s/ Harry Kletter

Chairman and Chief Executive Officer
(Principal Executive and Financial Officer)

Date:	August 9, 2010	/s/ Alan Schroering

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Amended and Restated Executive Employment Agreement, dated July 1, 2010, by and between ISA and Steve Jones.

10.2	Amended and Restated Executive Employment Agreement, dated July 1, 2010, by and between ISA and Jeff Valentine.

10.3	Amendment to the Asset Purchase Agreement of Venture Metals, LLC, dated July 1, 2010, by and between ISA and Venture Metals, LLC, of Florida.

10.4	Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.5	Schedule 5.22 to Credit Agreement.

10.6	Revolving Loan Note, dated July 30, 2010, in the amount of $40,000,000 payable to Fifth Third Bank.

10.7	Term Loan Note, dated July 30, 2010, in the amount of $8,800,000 payable to Fifth Third Bank.

10.8

Security Agreement, dated as of July 30, 2010, by and among Fifth Third Bank, Computerized Waste Systems, LLC, ISA Indiana Real Estate, LLC, ISA Logistics LLC, ISA Real Estate LLC, ISA Recycling, LLC, Waste Equipment Sales & Service Co., LLC, 7021 Grade Lane LLC, 7124 Grade Lane LLC, and 7200 Grade Lane LLC.

10.9

Guaranty, dated as of July 30, 2010, by Computerized Waste Systems, LLC, ISA Indiana Real Estate, LLC, ISA Logistics LLC, ISA Real Estate LLC, ISA Recycling, LLC, Waste Equipment Sales & Service Co., LLC, 7021 Grade Lane LLC, 7124 Grade Lane LLC, and 7200 Grade Lane LLC.

10.10	Pledge Agreement, dated as of July 30, 2010, between Industrial Services of America, Inc. and Fifth Third Bank.

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended June 30, 2010.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended June 30, 2010.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended June 30, 2010.