Form 10-Q
period 2010-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2010-11-10
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2010: 6,784,917.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010 (Unaudited)	December 31, 2009

Current assets
Cash and cash equivalents	$2,068,705	$713,062
Accounts receivable - trade (after allowance for doubtful accounts of $100,000 in 2010 and in 2009)	36,170,369	8,512,326
Net investment in sales-type leases	31,929	27,928
Inventories	30,872,638	26,426,611
Deferred income taxes	538,045	538,045
Other	428,974	322,847

Total current assets	70,110,660	36,540,819

Net property and equipment	26,447,146	26,994,539

Other Assets
Goodwill	2,567,046	2,567,046
Intangible assets, net (Note 2)	6,712,500	—
Net investment in sales-type leases	48,827	73,300
Notes receivable – related party	98,773	129,079
Other assets	1,300,428	368,834

	10,727,574	3,138,259

	$107,285,380	$66,673,617

See accompanying notes to consolidated financial statements.

3

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2010 (Unaudited)	December 31, 2009

Current liabilities
Current maturities of long term debt (Note 4)	$1,517,900	$12,539,889
Current maturities of capital lease obligation	—	20,798
Accounts payable	14,707,433	4,684,386
Income tax payable	2,235,879	517,828
Note payable to BB&T (Note 4)	—	5,000,000
Interest rate swap agreement liability (Note 4)	781,094	564,715
Accrued bonuses	1,803,400	1,513,800
Other current liabilities	493,875	380,718

Total current liabilities	21,539,581	25,222,134

Long-term liabilities
Long-term debt (Note 4)	47,542,491	16,654,481
Other liabilities (Note 10)	4,520,000	—
Deferred income taxes	3,150,622	2,879,509

	55,213,113	19,533,990

Stockholders’ equity
Common stock, $0.0033 par value, 10,000,000 shares authorized, and 7,192,500 shares issued in 2010 and 2009, 6,784,917 and 6,429,438 shares outstanding in 2010 and 2009, respectively	23,975	23,975
Additional paid-in capital	9,645,096	7,442,346
Retained earnings	21,918,899	15,885,814
Accumulated other comprehensive loss	(468,657)	(338,829)
Treasury stock, 407,583 and 763,062 shares at average cost in 2010 and 2009, respectively	(586,627)	(1,095,813)

	30,532,686	21,917,493

	$107,285,380	$66,673,617

See accompanying notes to consolidated financial statements.

4

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

Revenue from services	$1,761,589	$1,552,696
Revenue from product sales	74,788,711	78,416,778

Total revenue	76,550,300	79,969,474

Cost of goods sold for services	1,687,588	972,874
Cost of goods sold for product sales	67,493,739	72,483,157

Total cost of goods sold	69,181,327	73,456,031

Selling, general and administrative expense	3,884,059	2,606,476

Income before other income (expense)	3,484,914	3,906,967

Other income (expense)
Interest expense	(353,338)	(350,589)
Interest income	6,491	5,619
Gain on sale of assets	21,893	42,137
Other income (expense)	44,408	(2,111)

	(280,546)	(304,944)

Income before income taxes	3,204,368	3,602,023

Income tax provision	1,281,747	1,440,809

Net income	$1,922,621	$2,161,214

Basic earnings per share	$0.28	$0.37

Diluted earnings per share	$0.28	$0.37

Weighted shares outstanding:
Basic	6,784,917	5,850,633

Diluted	6,835,480	5,864,585

See accompanying notes to consolidated financial statements.

5

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

Revenue from services	$4,831,239	$5,720,398
Revenue from product sales	238,702,989	137,623,313

Total revenue	243,534,228	143,343,711

Cost of goods sold for services	4,474,040	4,388,861
Cost of goods sold for product sales	217,654,093	124,305,531

Total cost of goods sold	222,128,133	128,694,392

Selling, general and administrative expense	10,649,352	7,756,020

Income before other income (expense)	10,756,743	6,893,299

Other income (expense)
Interest expense	(1,021,949)	(702,255)
Interest income	23,798	27,779
Gain on sale of assets	256,041	53,109
Other income (expense)	40,509	(42,787)

	(701,601)	(664,154)

Income before income taxes	10,055,142	6,229,145

Income tax provision	4,022,057	2,491,658

Net income	$6,033,085	$3,737,487

Basic earnings per share	$0.92	$0.67

Diluted earnings per share	$0.91	$0.67

Weighted shares outstanding:
Basic	6,566,879	5,565,593

Diluted	6,610,879	5,570,294

See accompanying notes to consolidated financial statements.

6

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock					Treasury Stock

	Shares	Amount				Shares	Cost	Total

Balance as of December 31, 2009	7,192,500	$23,975	$7,442,346	$15,885,814	$(338,829)	(763,062)	$(1,095,813)	$21,917,493

Net unrealized loss on derivative instruments, net of tax	—	—	—	—	(129,828)	—	—	(129,828)

Stock bonuses	—	—	372,650	—	—	55,479	79,286	451,936

Purchase of intangibles	—	—	1,830,100	—	—	300,000	429,900	2,260,000

Net income	—	—	—	6,033,085	—	—	—	6,033,085

Balance as of September 30, 2010	7,192,500	$23,975	$9,645,096	$21,918,899	$(468,657)	(407,583)	$(586,627)	$30,532,686

See accompanying notes to consolidated financial statements.

7

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

Cash flows from operating activities
Net income	$6,033,085	$3,737,487
Adjustments to reconcile net income to net cash from/(used in) operating activities:
Depreciation and amortization	2,681,078	2,024,559
Stock distribution to employees	451,936	59,980
Deferred income taxes	—	144,513
Reduction in provision for doubtful accounts	—	(390,000)
Gain on sale of property and equipment	(256,041)	(53,108)
Change in assets and liabilities
Receivables	(27,658,043)	(11,755,542)
Net investment in sales-type leases	20,472	40,172
Inventories	(4,446,027)	(7,889,385)
Other assets	(722,462)	(430,016)
Accounts payable	10,023,047	9,290,956
Accrued bonuses/commissions	289,600	1,284,300
Income taxes payable	2,075,715	1,881,766
Other current liabilities	113,157	(860,632)

Net cash used in operating activities	(11,394,483)	(2,914,950)

Cash flows from investing activities
Proceeds from sale of property and equipment	351,109	86,022
Purchases of property and equipment	(1,870,801)	(1,677,756)
Deposits on equipment	(605,711)	(341,515)
Payments for shredder system	—	(6,436,584)
Acquisition from Venture Metals	—	(10,607,944)
Payments from related party	30,306	28,687

Net cash used in investing activities	(2,095,097)	(18,949,090)

Cash flows from financing activities
(Payments on) proceeds from note payable to BB&T	(5,000,000)	5,000,000
Proceeds from Fifth Third Bank	48,800,000	—
(Payments on) proceeds from other BB&T debt	(28,499,373)	19,577,657
Payments on other long-term debt	(434,606)	(2,794,070)
Payments on capital lease obligation	(20,798)	(61,088)

Net cash from financing activities	14,845,223	21,722,499

Net increase/(decrease) in cash	1,355,643	(141,541)

Cash at beginning of period	713,062	1,103,842

Cash at end of period	$2,068,705	$962,301

Supplemental disclosure of cash flow information
Cash paid for interest	$1,021,949	$702,555
Cash paid for taxes	$1,946,341	642,717

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to acquire real estate	$—	$4,000,000
Common stock issued to acquire intangibles	$2,260,000	$—

See accompanying notes to consolidated financial statements.

8

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2010 and the results of our operations and changes in our cash flow for the periods ended September 30, 2010 and 2009. Results of operations for the period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2009 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2009 on file with the Securities and Exchange Commission.

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

We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at September 30, 2010:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$2,068,705		$2,068,705

Liabilities
Long-term debt		($49,060,391)	($49,060,391)
Derivative contract		($781,094)	($781,094)

We have had no transfers in or out of Levels 1 or 2 fair value measurements. On July 1, 2010, ISA purchased the Venture Metals, LLC customer list, trade name, and a non-compete agreement, Level 3 assets (See Note 2 – “Intangibles”). We have had no other activity in Level 3 fair value measurements for the quarter ending September 30, 2010. For Level 3 assets, goodwill and other indefinite life intangibles are subject to impairment analysis each year end under Phase I of the ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment.

Subsequent Events

We have evaluated the period from September 30, 2010 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements and we identified the following event:

New Promissory Note:

On October 19, 2010, we entered into a Promissory Note (the “Note”) with Fifth Third Bank in the amount of $1,320,240 for the purpose of purchasing equipment. The interest rate is equal to five and 20/100 percent (5.20%) per annum; provided, however, that (A) such interest rate is based on an interest rate swap rate for a term approximating the weighted average life of the Note as quoted in the Bloomberg SWAP Rate report as of the date of the Note and (B) such interest rate may be adjusted by Fifth Third Bank based upon a corresponding increase in the interest rate swap rate quoted in such Release as in effect on the date of the advance. Principal and interest is payable monthly in consecutive equal installments of $30,511 with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the Note, we provided Fifth Third Bank a first priority security interest in the equipment purchased with the proceeds.

NOTE 2 – INTANGIBLES

Purchased intangible assets are initially recorded at cost and finite life intangible assets are amortized over their useful economic lives on a straight line basis. Intangible assets having indefinite lives and intangible assets that are not yet ready for use are not amortized and are reviewed annually for impairment in accordance with Note 1 – “Summary of Significant Accounting Policies – Fair Value.”

Intangible assets are considered to have indefinite lives when, based on an analysis of all of the relevant factors, there is no foreseeable limit to the period over which the asset is expected to generate cash flows for the Company. The factors considered in making this determination include the existence of contractual rights for unlimited terms and the life cycles of the products and processes that depend on the asset. We are in the process of finalizing the allocation process related to the intangibles acquired with the independent third party appraiser. This evaluation will be completed in the fourth quarter.

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

NOTE 4 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

On July 30, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with Fifth Third Bank pursuant to which Fifth Third Bank agreed to provide us a revolving credit facility in the amount of $40,000,000 for the purpose of replacing the existing $20,000,000 senior revolving credit facility with Branch Banking and Trust Company (“BB&T”) and for payment of the $5,000,000 note payable to BB&T (collectively, the “Prior Obligations”). Proceeds of the new revolving credit facility in the amount of $33,355,003 were used to repay the outstanding principal balance of the Prior Obligations. We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory. In addition, we entered into a term loan agreement with Fifth Third Bank in the amount of $8,800,000 for the purpose of replacing the $6,000,000 note payable secured by our shredder system, the $3,000,000 note payable secured by our rental fleet equipment, and the $609,900 note payable secured by our crane.

With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. The revolving credit facility expires on July 31, 2013. Under the revolving credit facility, we are permitted to borrow the lesser of $40,000,000 or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $17,000,000. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, we provided Fifth Third Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with the $8,800,000 term loan. As of September 30, 2010, the outstanding balance of the revolving line of credit was $40,000,000.

The $8,800,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Principal and interest is payable monthly in consecutive equal installments of $105,000, with the first such payment commencing September 1, 2010 and the final payment of the then-unpaid balance due and payable in full on July 31, 2013. In addition, beginning April 30, 2011 (or, if earlier, upon completion of the Company’s financial statements for the fiscal year ending December 31, 2010), we will make an annual payment equal to 25% of (i) our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided Fifth Third Bank a first priority security interest in all equipment other than the rental fleet that we own. As of September 30, 2010, the outstanding balance of the term loan was $8,590,000.

In addition, we provided a first mortgage on the property at the following locations: 3409 Campground Road, 6709, 7023, 7025, 7101, 7103, 7110, 7124, 7200 and 7210 Grade Lane, Louisville Kentucky, 1565 East Fourth Street, Seymour, Indiana and 1617 State Road 111, New Albany, Indiana. The Company also cross collateralized the term loan with the revolving credit facility and all other existing debt the Company owes to Fifth Third Bank.

In the Credit Agreement, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4,000,000 in any fiscal year. As of September 30, 2010, we were in compliance with all covenants.

See also Subsequent Events under Note 1 – “Summary of Significant Accounting Policies” for information regarding a new promissory note entered into on October 19, 2010.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $5.3 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.4 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $522,000 in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At September 30, 2010, we recorded the estimated fair value of the liability related to the three swaps at approximately $781,000. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. These swap agreements were not affected by the debt restructuring with Fifth Third Bank. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements.

Our long term debt as of September 30, 2010 and December 31, 2009 consisted of the following:

	2010	2009

	(unaudited)
Revolving credit facility of $40 million with Fifth Third Bank. See above description for additional details. This credit facility replaced the April 13, 2010 BB&T non-revolving line of credit and revolving credit facility discussed below.	$40,000,000	$—

Note payable to Fifth Third Bank the amount of $8.8 million secured by our rental fleet equipment, our shredder system assets, and a crane. See above description for additional details. This note payable replaced the BB&T $6 million, $3 million, and $609,900 notes payable listed below.	8,590,000	—

Non-revolving line of credit with BB&T effective February 11, 2009 in the amount of $12,000,000 with an original maturity date of February 11, 2010, which was extended to March 24, 2010, then to April 13, 2013 under a new BB&T loan agreement, and then was replaced by the Fifth Third revolving credit facility effective July 30, 2010. Interest was payable monthly starting March 11, 2009, and the note bore interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4%. All our assets (except rental fleet equipment) secured this note.	—	11,517,440

Revolving credit facility of $10 million with BB&T secured by all assets except for rental fleet equipment with a variable interest rate of Libor plus 2.25% and no required monthly principal payments. The original maturity date under this agreement was January 1, 2012. This note extended to April 13, 2013 under a new BB&T loan agreement, and was replaced by the Fifth Third revolving credit facility effective July 30, 2010.	—	8,166,917

Note payable to BB&T in the amount of $3 million secured by our rental fleet equipment with a fixed interest rate of 5.65%. The repayment terms were principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013. This note was replaced by the Fifth Third note payable effective July 30, 2010.	—	2,598,526

Note payable to BB&T in the amount of $6.0 million secured by our shredder system assets with a fixed interest rate of 5.89%. The repayment terms were principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014. This note was replaced by the Fifth Third note payable effective July 30, 2010.	—	5,661,275

Note payable to BB&T in the amount of $609,900 secured by a crane with a fixed interest rate of 5.89%. The repayment terms were principal and interest paid monthly beginning December 1, 2008 with one final payment of all remaining principal and accrued interest due at maturity in December 2013. This note was replaced by the Fifth Third note payable effective July 30, 2010.	—	555,215

Note payable to Paccar Financial Corp. in the amount of $163,655 secured by one Kenworth truck. Payments are $1,697.68 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	41,083	112,724

Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7%) interest rate. The maturity date under this agreement is August 2012.	429,308	582,273

	49,060,391	29,194,370
Less current maturities	1,517,900	12,539,889

	$47,542,491	$16,654,481

The annual maturities of long-term debt as of September 30, 2010 are as follows:

2010	$1,517,900
2011	1,472,491
2012	6,070,000
2013	40,000,000

Total	$49,060,391

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$237,093,814	$—	$—	$237,093,814
Equipment sales, service and leasing revenues	—	1,609,175	—	1,609,175
Management fees	—	4,831,239	—	4,831,239
Cost of goods sold	(217,023,116)	(5,105,016)	—	(222,128,132)
Selling, general and administrative expenses	(5,255,258)	(753,214)	(4,640,880)	(10,649,352)

Segment profit (loss)	$14,815,440	$582,184	$(4,640,880)	$10,756,744

Segment assets	$102,505,501	$2,454,457	$2,325,422	$107,285,380

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$136,029,879	$—	$—	$136,029,879
Equipment sales, service and leasing revenues	—	1,593,434	—	1,593,434
Management fees	—	5,720,398	—	5,720,398
Cost of goods sold	(123,725,378)	(4,969,014)	—	(128,694,392)
Selling, general and administrative expenses	(4,488,417)	(1,031,862)	(2,235,741)	(7,756,020)

Segment profit (loss)	$7,816,084	$1,312,956	$(2,235,741)	$6,893,299

Segment assets	$63,361,309	$3,115,724	$3,575,266	$70,052,299

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$74,289,020	$—	$—	$74,289,020
Equipment sales, service and leasing revenues	—	499,691	—	499,691
Management fees	—	1,761,589	—	1,761,589
Cost of goods sold	(67,312,108)	(1,869,219)	—	(69,181,327)
Selling, general and administrative expenses	(1,833,582)	(232,820)	(1,817,657)	(3,884,059)

Segment profit (loss)	$5,143,330	$159,241	$(1,817,657)	$3,484,914

Segment assets	$102,505,501	$2,454,457	$2,325,422	$107,285,380

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009	ISA RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

Recycling revenues	$77,877,987	$—	$—	$77,877,987
Equipment sales, service and leasing revenues	—	538,791	—	538,791
Management fees	—	1,552,696	—	1,552,696
Cost of goods sold	(72,294,051)	(1,161,980)	—	(73,456,031)
Selling, general and administrative expenses	(1,577,366)	(321,661)	(707,449)	(2,606,476)

Segment profit (loss)	$4,006,570	$607,846	$(707,449)	$3,906,967

Segment assets	$63,361,309	$3,115,724	$3,575,266	$70,052,299

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

Stainless steel inventory of $23,517,092 at September 30, 2010 was comprised only of raw materials. Ferrous inventory of $4,590,019 at September 30, 2010 was comprised of $4,076,375 in raw materials and $513,644 in finished goods. Non-ferrous inventory of $1,540,705 at September 30, 2010 was comprised of $471,927 in raw materials and $1,068,778 of finished goods. Replacement parts inventory for the shredder at September 30, 2010 was $1,118,862. Stainless steel inventory of $21,549,014 at December 31, 2009 was comprised only of raw materials. Ferrous inventory of $1,587,475 at December 31, 2009 was comprised of $269,344 in raw materials and $1,318,131 of finished goods. Non-ferrous inventory of $2,219,137 at December 31, 2009 was comprised of $653,019 in raw materials and $1,566,118 of finished goods. Replacement parts inventory for the shredder at December 31, 2009 was $879,831. Processing costs in inventory total $699,298 for the nine months ended September 30, 2010 and $611,372 for the year ended December 31, 2009.

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Other inventory includes cardboard and baling wire. Inventories as of September 30, 2010 and December 31, 2009 consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)

Stainless steel alloys	$23,517,092	$21,549,014
Ferrous materials	4,590,019	1,587,475
Non-ferrous materials	1,540,705	2,219,137
Waste equipment machinery	83,989	102,032
Other	21,971	89,122

Total inventories for sale	29,753,776	25,546,780

Shredder replacement parts	1,118,862	879,831

Total inventories	$30,872,638	$26,426,611

NOTE 7 – LEASES AND OTHER COMMITMENTS

Operating Leases:

We lease our Louisville, Kentucky facility from a related party under an operating lease expiring December 2012. The rent was adjusted in December 2007 per the agreement to make monthly payments of $48,500 through December 2012. In addition, we are also responsible for real estate taxes, insurance, utilities and maintenance expense.

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $969 are due through September 2011.

We also lease other machinery and equipment under operating leases which expire through January 2011.

2010	$650,148
2011	636,000
2012	159,000

Future minimum lease payments	$1,445,148

Total rent expense for the nine months ended September 30, 2010 and 2009 was $675,114 and $831,687, respectively.

Capital Leases:

We made the final payments for the equipment under capital leases in June 2010. We now own the equipment and no longer have any equipment under capital leases.

Other Commitments:

As of September 30, 2010, we had $842,344 committed for the purchase and installation of sensor sorter units, which amount was paid in full on October 19, 2010 with proceeds from the Promissory Note discussed in Note 1 – “Summary of Significant Accounting Policies – Subsequent Events.”

NOTE 8 – PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009:

	2010	2009

Basic earnings per share
Net income	$6,033,085	$3,737,487
Weighted average shares outstanding	6,566,879	5,565,593

Basic earnings per share	$0.92	$0.67

Diluted earnings per share
Net income	$6,033,085	$3,737,487
Weighted average shares outstanding	6,566,879	5,565,593
Add dilutive effect of assumed exercising of stock options	44,000	4,701

Diluted weighted average shares outstanding	6,610,879	5,570,294

Diluted earnings per share	$0.91	$0.67

Three months ended September 30, 2010 compared to three months ended September 30, 2009:

	2010	2009

Basic earnings per share
Net income	$1,922,621	$2,161,214
Weighted average shares outstanding	6,784,917	5,850,633

Basic earnings per share	$0.28	$0.37

Diluted earnings per share
Net income	$1,922,621	$2,161,214
Weighted average shares outstanding	6,784,917	5,850,633
Add dilutive effect of assumed exercising of stock options	50,563	13,952

Diluted weighted average shares outstanding	6,835,480	5,864,585

Diluted earnings per share	$0.28	$0.37

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

NOTE 10 – CERTAIN RELATED PARTY TRANSACTIONS

Effective July 1, 2010, the Company amended and restated the employment agreement of Steve Jones (“Mr. Jones”), the Company’s Vice President of Operations – ISA Alloys, to (a) extend the term to June 30, 2015, and (b) replace the annual bonus of a cash payment equal to 7.5% of the amount determined for each fiscal year of the segment profit of ISA Alloys minus selling, general and administrative expenses applicable to the ISA Alloys segment with (i) an annual bonus based on the Company’s achievement of certain return on net assets

(“RONA”) targets pursuant to incentive plans to be established by the Company, to be payable in cash or partly in Common Stock, at the election of Mr. Jones. Also, as a result of the supplemental acquisition between the Company and Venture Metals, LLC (“Venture”), further discussed below, Mr. Jones is no longer entitled to: (i) a bonus of up to 45,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (ii) a one-time bonus of up to 225,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as of December 31, 2014.

Effective July 1, 2010, the Company amended and restated the employment agreement of Jeffrey Valentine (“Mr. Valentine”), the Company’s General Manager of ISA Alloys, to (a) extend the term to June 30, 2015, and (b) replace the annual bonus of a cash payment equal to 7.5% of the amount determined for each fiscal year of the segment profit of ISA Alloys minus selling, general and administrative expenses applicable to the ISA Alloys segment with (i) an annual cash bonus based on the Company’s achievement of certain RONA targets pursuant to an incentive plan to be established by the Company. Also, as a result of the supplemental acquisition between the Company and Venture, Mr. Valentine is no longer entitled to: (i) a bonus of up to 45,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (ii) a one-time bonus of up to 75,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as of December 31, 2014.

On June 16, 2010, the Company and Venture agreed to a supplemental acquisition dated July 1, 2010. Pursuant to this agreement, on April 12, 2010, the Company paid Venture $1,348,942 for commissions earned and accrued in 2009 using the line of credit facility and on July 1, 2010, issued to Venture 300,000 shares of Common Stock, in exchange for Venture’s customer list, the Venture name, Venture’s execution of a non-compete agreement, and Venture’s agreement to cause Mr. Jones and Mr. Valentine to provide the company with non-compete agreements. Based on an independent appraisal, the Company shall deliver up to an additional 750,000 shares of ISA Common Stock in accordance with the following:

                    (a) Venture shall receive up to ninety thousand (90,000) shares of ISA common stock per annum commencing in 2011 for calendar year 2010, and thereafter in 2012, 2013, 2014, and 2015 for calendar years 2011, 2012, 2013, and 2014, respectively, resulting in a maximum of four hundred and fifty thousand (450,000) shares of ISA common stock over the such period (but in no event greater than 90,000 shares in any one calendar year) based on satisfaction of the RONA criteria set forth in Exhibit 10.3 attached hereto and incorporated herein by reference. Such consideration shall be payable in the form of ISA common stock in one delivery of a stock certificate, as soon as practicable following December 31, 2015 subject to applicable withholding and other taxes and other required deductions;

                    (b) Venture shall be entitled to receive additional consideration for the purchase of assets up to three hundred thousand (300,000) shares of ISA common stock based on satisfaction of the 5 year (2010-2014) average RONA criteria set forth in Exhibit 10.3 attached hereto and incorporated herein by reference. Such consideration shall be payable in the form of Company common stock in one delivery of a stock certificate, as soon as practicable following December 31, 2014 subject to applicable withholding and other taxes and other required deductions.

Venture is owned by Mr. Jones and Mr. Valentine.

We recorded other liabilities of $4,520,000 for the accrued liability representing the fair value of the contingent consideration associated with the purchase of the Venture Metals, LLC intangibles, as discussed in Note 2 – “Intangibles” and Note 10 – “Certain Related Party Transactions.”

NOTE 11 – LEGAL PROCEEDINGS

We have litigation from time to time, including employee or former employee claims, none of which we believe to be material.

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

In 2009, we expanded into the stainless steel recycling market for super alloys and high temperature metals by purchasing inventories and related equipment from Venture Metals, LLC and hiring two of its key executives. We buy and sell stainless steel and high-temperature alloys to steel mills like North American Stainless, our primary customer. The Venture Metals asset purchase is the latest in a series of actions we have undertaken to position ourselves for strategic growth. The multi-million-dollar shredder project, completed in June 2009, expands our processing capacity, offers specialty grades of scrap and improves end-product quality. The shredder began operations on July 1, 2009. In the last quarter of 2009, we improved the Grade Lane location and added a new entrance for our ISA Alloys operations, which we moved from the Camp Ground Road location to 7100 Grade Lane in November 2009. In 2010, we hired an Alloys Operations Manager to aid in the expansion of specialty alloys within our recycling segment, specifically in the area of aerospace alloys. In July, 2010, we purchased certain Venture Metals, LLC intangibles, including the customer list and trade name, and entered into a non-compete agreement to protect our market position.

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

Liquidity and Capital Resources

As of September 30, 2010 we held cash and cash equivalents of $2,068,705.

On July 30, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with Fifth Third Bank pursuant to which Fifth Third Bank agreed to provide us a revolving credit facility in the amount of $40,000,000 for the purpose of replacing the existing $20,000,000 senior revolving credit facility with Branch Banking and Trust Company (“BB&T”) and for payment of the $5,000,000 note payable to BB&T (collectively, the “Prior Obligations”). Proceeds of the new revolving credit facility in the amount of $33,355,003 were used to repay the outstanding principal balance of the Prior Obligations. We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory. In addition, we entered into a term loan agreement with Fifth Third Bank in the amount of $8,800,000 for the purpose of replacing the $6,000,000 note payable secured by our shredder system, the $3,000,000 note payable secured by our rental fleet equipment, and the $609,900 note payable secured by our crane.

With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. The revolving credit facility expires on July 31, 2013. Under the revolving credit facility, we are permitted to borrow the lesser of $40,000,000 or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $17,000,000. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, we provided Fifth Third Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with the $8,800,000 term loan. As of September 30, 2010, the outstanding balance on the revolving line of credit was $40,000,000.

The $8,800,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Principal and interest is payable monthly in consecutive equal installments of $105,000, with the first such payment commencing September 1, 2010 and the final payment of the then-unpaid balance due and payable in full on July 31, 2013. In addition, beginning April 30, 2011 (or, if earlier, upon completion of the Company’s financial statements for the fiscal year ending December 31, 2010), we will make an annual payment equal to 25% of (i) our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided Fifth Third Bank a first priority security interest in all equipment other than the rental fleet that we own. As of September 30, 2010, the outstanding balance on the term loan was $8,590,000.

In addition, we provided a first mortgage on the property at the following locations: 3409 Campground Road, 6709, 7023, 7025, 7101, 7103, 7110, 7124, 7200 and 7210 Grade Lane, Louisville Kentucky, 1565 East Fourth Street, Seymour, Indiana and 1617 State Road 111, New Albany, Indiana. The Company also cross collateralized the term loan with the revolving credit facility and all other existing debt the Company owes to Fifth Third Bank.

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

On October 19, 2010, we entered into a Promissory Note (the “Note”) with Fifth Third Bank in the amount of $1,320,240 for the purpose of purchasing equipment. The interest rate is equal to five and 20/100 percent (5.20%) per annum; provided, however, that (A) such interest rate is based on an interest rate swap rate for a term approximating the weighted average life of the Note as quoted in the Bloomberg SWAP Rate report as of the date of the Note and (B) such interest rate may be adjusted by Fifth Third Bank based upon a corresponding increase in the interest rate swap rate quoted in such Release as in effect on the date of the advance. Principal and interest is payable monthly in consecutive equal installments of $30,511 with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the Note, we provided Fifth Third Bank a first priority security interest in the equipment purchased with the proceeds.

We have long term debt comprised of the following:

	September 30, 2010	December 31, 2009

	(unaudited)

Non-revolving line of credit	$—	$11,517,440
Revolving line of credit	40,000,000	8,166,917
Notes payable	9,060,391	9,510,013

Total debt	$49,060,391	$29,194,370

As of September 30, 2010, we were in compliance with all restrictive covenants related to our debt.

We expect that existing cash flow from operations and available credit under our restructured credit facilities and other alternative financing will be sufficient to meet our cash needs for the next year and beyond. As of September 30, 2010, we had $842,344 committed for the purchase and installation of sensor sorter units, which was paid in full on October 19, 2010 with proceeds from the Note discussed above.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Nine months ended September 30,

	2010	2009

Statements of Operations Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	91.2%	89.8%
Selling, general and administrative expenses	4.2%	5.4%
Income before other expenses	4.6%	4.8%

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Total revenue increased $100,190,517 or 70.0% to $243,534,228 in 2010 compared to $143,343,711 in 2009. Recycling revenue increased $101,063,935 or 74.3% to $237,093,814 in 2010 compared to $136,029,879 in 2009. This is primarily due to the improvements and expansions of our Grade Lane facilities made in late 2009 and the increased production from the shredder, which began production in July 2009, along with a 3.3% increase in volume of stainless steel materials shipments, a 122.4% increase in volume of ferrous materials shipments, a 16.1% increase in volume of other nonferrous materials shipments, and an average increase in cost of commodities shipped of 53.4%. Waste Services revenue decreased $873,418 or 11.9% to $6,440,414 in 2010 compared to $7,313,832 in 2009 primarily due to the year-over-year decrease in customer locations, as well as a $153,004 decrease in rental revenue, partially offset by a $147,702 increase in equipment and parts sales and service and repairs revenue.

Total cost of goods sold increased $93,348,562 or 75.1% to $222,128,133 in 2010 compared to $128,694,392 in 2009. Recycling cost of goods sold increased $93,297,738 or 75.4% to $217,023,116 in 2010 compared to $123,725,378 in 2009. This is primarily due to the increases in volume of shipments and commodity prices noted above. Waste Services cost of goods sold increased $136,002 or 2.7% to $5,105,016 in 2010 compared to $4,969,014 in 2009 primarily due to an increase of $118,295 in cost of equipment and parts sales, service and repairs, hauling, and commissions.

Selling, general and administrative expenses increased $2,893,332 or 37.3% to $10,649,352 in 2010 compared to $7,756,020 in 2009. As a percentage of revenue, selling, general and administrative expenses were 4.4% in 2010 compared to 5.4% in 2009. The primary drivers of the increase in total expenses are an increase in stock bonus and bonus expense of $1,917,895, an increase in labor/management-related expenses (labor and associated taxes, consulting, management fees, employment fees and employee training, and insurance benefits) of $424,629, an increase in legal fees, insurance expense, compliance and reporting expenses, bank charges, and property taxes of $266,534, an increase in operating supplies and computer software and equipment of $176,044, an increase in repairs/maintenance and fuel/lubricants expenses of $103,077, and amortization expense of $67,500, partially offset by a decrease in lease/rent, accounting, and bad debt expenses of $136,330.

Other expense increased $37,447 to other expense of $701,601 in 2010 compared to other expense of $664,154 in 2009. This was primarily due to an increase in interest expense of $319,694, partially offset by an increase in the gain on sale of assets of $202,932 and an increase in other income of $83,296.

Income tax provision increased $1,530,399 to $4,022,057 in 2010 compared to $2,491,658 in 2009. The effective tax rate in 2010 and 2009 was 40.0% based on federal and state statutory rates.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Total revenue decreased $3,419,174 or 4.3% to $76,550,300 in 2010 compared to $79,969,474 in 2009. Recycling revenue decreased $3,588,967 or 4.6% to $74,289,020 in 2010 compared to $77,877,987 in 2009. This is primarily due to a decrease in stainless steel shipments of 35.9%, partially offset by an increase in ferrous shipments of 66.3%, an increase in nonferrous shipments of 4.6%, and an average increase in cost of commodities shipped of 32.7%. Waste Services revenue increased $169,793 or 8.1% to $2,261,280 in 2010 compared to $2,091,487 in 2009 primarily due to a $236,894 increase in cardboard revenue due to increased cardboard prices. This increase was partially offset by a $79,953 decrease in management fee revenue, and a $61,069 decrease in rental revenue.

Total cost of goods sold decreased $4,274,704 or 5.8% to $69,181,327 in 2010 compared to $73,456,031 in 2009. Recycling cost of goods sold decreased $4,981,943 or 6.9% to $67,312,108 in 2010 compared to $72,294,051 in 2009. This is primarily due to the decrease in volume of shipments noted above, partially offset by the increase in commodity prices noted above. Waste Services cost of goods sold increased $707,238 or 60.9% to $1,869,218 in 2010 compared to $1,161,980 in 2009 primarily due to a decrease of $462,027 in bankruptcy-related write offs in 2010 compared to 2009 and the increase in cardboard prices.

Selling, general and administrative expenses increased $1,277,583 or 49.0% to $3,884,059 in 2010 compared to $2,606,476 in 2009. As a percentage of revenue, selling, general and administrative expenses were 5.1% in 2010 compared to 3.3% in 2009. The primary drivers of the increase in total expense are increases in stock bonus and bonus expense of $1,021,892, labor/management-related expenses (labor and associated taxes, consulting, management fees, employment fees and employee training, and insurance benefits) of $116,808, operating supplies, computer software and equipment, and fuel and lubricants of $106,813, and amortization expense of $67,500, partially offset by decreases in repairs and maintenance and accounting of $32,609.

Other expense decreased $24,398 to other expense of $280,546 in 2010 compared to other expense of $304,944 in 2009 primarily due to an increase in other income of $46,519, partially offset by a decrease in gain on sale of assets of $20,244.

Income tax provision decreased $159,062 to $1,281,747 in 2010 compared to $1,440,809 in 2009. The effective tax rate in 2010 and 2009 was 40.0% based on federal and state statutory rates.

Financial condition at September 30, 2010 compared to December 31, 2009

Cash and cash equivalents increased $1,355,643 to $2,068,705 as of September 30, 2010 compared to $713,062 as of December 31, 2009.

Intangibles increased from $0 to $6,712,500 due to the purchase of the Venture Metals, LLC customer list and trade name, and the non-compete agreement with Venture and its owners, totaling $6,780,000. This increase was reduced by $67,500 due to amortization.

Net cash used in operating activities of $11,394,483 for the nine months ended September 30, 2010 is primarily due to increases in accounts receivable, inventories and other assets, partially offset by increases in accounts payable and income tax payable. The increases in accounts receivable and accounts payable are due to a combination of increased shipments, purchases, and commodity prices.

We used net cash in investing activities of $2,095,097 for the nine months ended September 30, 2010. We used $456,073 for road and building improvements. We purchased recycling and rental fleet equipment, shredder system equipment, and shear parts for a total of $1,274,495. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, containers and balers. It is our intention to continue to pursue this market. Additionally, we spent $113,576 on accounting software and computer equipment. We also purchased vehicles for $26,657. We received $351,109 from sales of our rental fleet compactors, balers, containers, and trucks. We paid deposits of $605,711 on machinery and equipment.

Net cash from financing activities of $14,845,223 for the nine months ended September 30, 2010 is due to the new debt from Fifth Third Bank of $48,800,000, partially offset by payments of $33,499,373 to pay off the BB&T debt, and payments on other debt and capital lease obligations of $434,606 and $20,798, respectively.

Accounts receivable trade increased $27,658,043 to $36,170,369 as of September 30, 2010 compared to

$8,512,326 as of December 31, 2009. This change is due to a combination of increased shipments due to the shredder operations being fully functional in 2010 and an increase in commodity prices.

Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $4,446,027 or 16.8% to $30,872,638 as of September 30, 2010 compared to $26,426,611 as of December 31, 2009. The primary reason for the increase was that the average cost of commodities shipped out of inventory year-to-date was higher than the average cost of commodities purchased year-to-date and the volume of purchases were higher than the volume of shipments for the year and quarter.

Inventory aging for the period ended September 30, 2010 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Stainless steel alloys	$14,762,378	$7,268,233	$399,353	$1,087,128	$23,517,092
Ferrous materials	1,883,301	161,575	27,114	2,518,029	4,590,019
Non-ferrous materials	1,366,410	85,117	12,934	76,244	1,540,705
Waste equipment machinery	18,189	10,850	—	54,950	83,989
Other	21,971	—	—	—	21,971

Total inventories for sale	18,052,249	7,525,775	439,401	3,736,351	29,753,776

Shredder replacement parts	1,118,862	—	—	—	1,118,862

	$19,171,111	$7,525,775	$439,401	$3,736,351	$30,872,638

Inventory aging for the period ended December 31, 2009 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Stainless steel alloys	$11,738,653	$2,564,183	$5,170,224	$2,075,954	$21,549,014
Ferrous materials	1,513,849	47,151	19,834	6,641	1,587,475
Non-ferrous materials	1,801,125	243,708	47,545	126,759	2,219,137
Waste equipment machinery	9,670	—	—	92,362	102,032
Other	89,122	—	—	—	89,122

Total inventories for sale	15,152,419	2,855,042	5,237,603	2,301,716	25,546,780

Shredder replacement parts	879,831	—	—	—	879,831

	$16,032,250	$2,855,042	$5,237,603	$2,301,716	$26,426,611

Accounts payable trade increased $10,023,047 or 214.0% to $14,707,433 as of September 30, 2010 compared to $4,684,386 as of December 31, 2009, primarily due to a 62.8% increase in commodity prices.

Working capital increased $37,252,394 to $48,571,079 as of September 30, 2010 compared to $11,318,685 as of December 31, 2009. The increase was primarily driven by the $27.7 million increase in accounts receivable, the $4.4 million increase in inventory, the debt restructuring, which reclassified $16.0 million in current maturities to long-term debt, and the $1.4 million increase in cash. These increases were partially offset by the $10.0 million increase in accounts payable, and the $1.7 million increase in income taxes payable.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2010.

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	$49,060,391	$1,517,900	$7,542,491	$40,000,000	$—

Operating Lease Obligations (1)	1,445,148	650,148	795,000	—	—

Total	$50,505,539	$2,168,048	$8,337,491	$40,000,000	$—

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

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $969 are due through September 2011.

Long-term debt, including the current portions thereof, increased $14,866,021 to $49,060,391 as of September 30, 2010 compared to $34,194,370 as of December 31, 2009.

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

We are exposed to interest rate risk on our floating rate borrowings. On July 30, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with Fifth Third Bank pursuant to which Fifth Third Bank agreed to provide us a revolving credit facility in the amount of $40,000,000 for the purpose of replacing the existing $20,000,000 senior revolving credit facility with Branch Banking and Trust Company (“BB&T”) and for payment of the $5,000,000 note payable to BB&T (collectively, the “Prior Obligations”). Proceeds of the new revolving credit facility in the amount of $33,355,003 were used to repay the outstanding principal balance of the Prior Obligations. We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory. In addition, we entered into a term loan agreement with Fifth Third Bank in the amount of $8,800,000 for the purpose of replacing the $6,000,000 note payable secured by our shredder system, the $3,000,000 note payable secured by our rental fleet equipment, and the $609,900 note payable secured by our crane. Based on our average anticipated borrowings under our credit agreements in fiscal 2010, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, with a corresponding change in cash flows.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $5.3 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.4 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $522,000 in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At September 30, 2010, we recorded the estimated fair value of the liability related to the three swaps as approximately $781,000. Accounting rules require us to recognize all derivatives on the balance sheet at estimated fair value. We have designated these agreements as a cash flow hedge. These swap agreements were not affected by the debt restructuring with Fifth Third Bank. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2010, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b) Changes to internal control over financial reporting

There were no changes in ISA’s internal control over financial reporting during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Lennox Industries, Inc. v. Industrial Services of America, Inc., case No. CV-2007-004 is pending in the Circuit Court of Arkansas County, at Stuttgart, Arkansas. Lennox Industries, Inc. (hereafter “Lennox”) has reduced its legal theories against ISA in a Second Amended Complaint. It now alleges breach of contract, negligence, and breach of fiduciary duty arising from ISA’s alleged miscategorization of Lennox’s scrap metal and mismanagement of the scrap metal recycling operations at three Lennox plants during the contract period April 18, 2001 through November 2005.

We filed a Motion for Summary Judgment in October 2009, which the court denied in February 2010. Discovery by the parties is still ongoing. There are currently no dates set for either a mediation or a jury trial, however, one or both of these developments will likely occur in early to mid-2011. ISA is vigorously defending all of Lennox’s claims. It is our position that the claims are legally and factually without merit.

Item 1A. Risk Factors

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2009, as filed with the Securities and Exchange Commission on March 22, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 1, 2010, we issued 300,000 shares of stock in exchange for the Venture Metals, LLC (“Venture”) customer list and name, Venture’s execution of a non-compete agreement, and Venture’s agreement to cause Mr. Jones and Mr. Valentine to provide the company with non-compete agreements. The issuance of shares to Venture was exempt under Section 4(2) of the Securities Act of 1933, as amended.

On November 15, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our common stock at current market prices. No shares were repurchased in 2010 or 2009. In 2008, we repurchased 83,411 shares. In 2007, we repurchased 60,000 shares. In 2006, we repurchased 8,264 shares, and in 2005 we repurchased 15,000 shares.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs

Mar-08	29,630	$5.5215	112,893	187,107

Jun-08	14,781	$7.6113	127,674	172,326

Sept-08	39,000	$6.5268	166,674	133,326

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

Item 5. Other Information

None.

Item 6. Exhibits

See exhibit index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: November 10, 2010	/s/ Harry Kletter

Chairman and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: November 10, 2010	/s/ Alan Schroering

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended September 30, 2010.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended September 30, 2010.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended September 30, 2010.