Form 10-K
period 2010-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2011-03-28
CIK 4187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2010

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

Common Stock, $.0033 par value
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

          Aggregate market value of the 4,032,067 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on June 30, 2010: $45,078,498.

          Number of shares of Common Stock, $.0033 par value, outstanding as of the close of business on March 28, 2011: 6,580,038.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

PART I

Item 1.	Business.

General

          Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms), is a Louisville, Kentucky-based recycler of stainless steel, ferrous, and non-ferrous scrap and provider of waste services. Although we have two principal business segments, recycling and waste services, we are primarily focusing our attention now and in the future towards our recycling business. The recycling segment collects, purchases, processes and sells stainless steel, ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our shredding, sorting, shearing, cutting, and baling operations. Within the recycling segment, our alloys division specializes in the purchasing, processing and sale of stainless steel, nickel-based and high-temperature alloys. Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum and brass.

          The waste services segment provides waste management services including contract negotiations with service providers, centralized billing, invoice auditing and centralized dispatching. Waste services also rents, leases, sells, and services waste handling and recycling equipment.

          Although our focus is on the recycling industry, our goal is to remain dedicated to the waste services industry as well, while sustaining steady growth at an acceptable profit, adding to our net worth, and providing positive returns for our stockholders. We intend to increase efficiencies and productivity in our core business while remaining alert for possible acquisitions, strategic partnerships, mergers, and joint-ventures that would enhance our profitability.

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

ISA Recycling Operating Division

          Since October 2005, we have focused much of our attention on our recycling business segment. We sell processed ferrous and non-ferrous scrap material, including stainless steel, to end-users such as steel mini-mills, integrated steel makers and foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shearing, cutting, shredding and/or baling. We also remain dedicated to initiating growth in our waste management business segment, which includes management services and waste and recycling equipment sales, service and leasing.

          In 2010, we hired an Alloys Operations Manager to aid in the expansion of specialty alloys within our recycling segment, specifically in the area of aerospace alloys. In July 2010 we purchased certain Venture Metals, LLC intangibles, including the customer list and trade name, and entered into a non-compete agreement to protect our market position.

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

•

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

•

Shearing or Cutting - Pieces of oversized ferrous scrap material, such as obsolete steel girders and used pipe, which are too large for other processing are cut with hand torches, crane-mounted alligator shears or stationary guillotine shears.

•

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

•

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

•

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

•	Shearing or Cutting - Pieces of oversized non-ferrous scrap material, which are too large for other processing methods, are cut with alligator shears.

•

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

•

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

Waste Services Operations

          Our Waste Services operations are in the business of commercial, retail and industrial waste and recycling management services (operating under the “commercial waste services” or “CWS”) and commercial and industrial waste and recycling handling equipment sales, rental and maintenance (operating under the name “waste equipment sales and service company” or “WESSCO”). CWS offers a “total package” concept to commercial, retail and industrial customers for their waste and recycling management needs. Combining waste reduction and diversion, and waste equipment technology, CWS creates waste and recycling programs tailored to each customer’s needs. The services we offer include locating and contracting with a hauling company and recycler at a reasonable cost for each participating location. CWS does not own waste-transporting trucks or landfills. We do not operate or partner with any of the national hauling or recycling companies, and none of these companies own us. We are able to maintain a neutral position for the benefit of our customers. We have designed and developed proprietary computer software that provides our personnel with relevant information on each customer’s locations, as well as pertinent information on service providers, disposal rates, costs of equipment, including installation and shipping, disposal rates and recycling prices. This software has allowed us to build a database for serving our customers that have locations nationwide as well as in Canada. This software enables us to generate detailed monthly customized billing reports, and price tracking to accommodate our customers’ needs.

          Our commercial waste services division provides our customers evaluation, management, monitoring, auditing, cost reduction and containment of non-hazardous solid waste removal and recycling activities. CWS has an active network of 1,049 hauling, landfill, recycling and equipment manufacturing and maintenance service providers throughout the United States and Canada. Through this network, we are able to provide pricing estimates for current and potential customers. CWS customer service representatives have access to this information through the computer software designed and developed to enhance the value offered to our customers. Through this information retrieval system and database, customer service representatives review and audit the accuracy of recent billings for hauling, landfill and recycling rates.

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

“Total Package” Concept

          Our management services division has third party service providers providing timely service for waste removal and recycling services for our customers. Our recycling division purchases ferrous and nonferrous materials, cardboard and paper on a daily basis. The products or services have value to the customer on a standalone basis. These services make up the “total package” concept.

Company Background

          ISA was incorporated in October 1953 in Florida under the name Alson Manufacturing, Inc. From the date of incorporation through January 5, 1975, Alson designed and manufactured various forms of electrical products. In 1979, the Board of Directors and the shareholders of Alson commenced liquidation of all the tangible assets of Alson. On October 27, 1983, Harry Kletter, our Chairman of the Board and Chief Executive Officer, acquired 629,250 shares of ISA Common Stock. The existing directors resigned and five new directors were elected.

          On July 1, 1984, we began a solid waste handling and disposal equipment sales organization under the name Waste Equipment Sales and Services Company, which we refer to as WESSCO. On January 1, 1985, we merged with Computerized Waste Systems, Inc., a Massachusetts corporation. CWS was a corporation specializing in offering solid waste management consultations for large multi-location companies involved in the retail, restaurant and industrial sectors. At the time of the merger, CWS was concentrating on large retail chains, but has changed its emphasis to include commercial and industrial customers. This strategy created an additional target market for us. Subsequent to the merger with CWS, we moved the CWS headquarters from Springfield, Massachusetts to Louisville, Kentucky. At the time of the merger, much of the customer base and marketing efforts were concentrated in the Northeast. With the move to Louisville, we began to expand our marketing efforts, which are now nationwide.

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

          In January, 2009, we expanded into the stainless steel and high-temperature alloys recycling business by purchasing inventories from Ventures Metals, LLC for $9,109,059, agreeing to lease its processing equipment and facilities on Camp Ground Road in Louisville, Kentucky and in Mobile, Alabama, and hiring two executives to head up a new ISA Alloys division, one of whom has since left the Company. On April 2, 2009, we completed the acquisition of the Camp Ground Road property consisting of 5.67 acres plus improvements from Luca Investments, LLC, an affiliate of Venture Metals, for a purchase price of $2,067,041, comprised of $1,267,041 in cash and 300,000 shares of our common stock, valued at $2.67 per share on April 2, 2009. On April 13, 2009, we concluded the purchase of the fixed assets of Venture Metals, LLC for $1,498,885, less the rental we paid at $15,000 per month from February 11, 2009 through April 2, 2009 for use of the fixed assets.

          In March, 2009, we transformed the Camp Ground Road location into a full-service recycling material receiving facility. We use this property as a transfer station for ferrous and nonferrous material. In June 2009, we closed the Mobile, Alabama office.

          In September, 2009, we purchased two tracts of real estate on Grade Lane near the current Grade Lane site through the acquisition of all outstanding membership interests in 7124 Grade Lane LLC and 7200 Grade Lane LLC, each a Kentucky limited liability company, owned by Harry Kletter Family Limited Partnership, a Kentucky limited partnership. Mr. Kletter is our chairman and chief executive officer and the general partner of Harry Kletter Family Limited Partnership. One tract (7124 Grade Lane) contains the shredder, and the other tract (7200 Grade Lane) provides a new entrance for the shredder and ISA Alloys. We built new scales on this site, and ISA Alloys uses the space to store inventory. With respect to the purchase of the membership interests in 7200 Grade Lane LLC, we provided to the limited partnership 550,871 shares at $4.27 per share for a purchase price of $2,349,997 and with respect to the purchase of the membership interests in 7124 Grade Lane LLC, we provided to the limited partnership 199,220 shares at $4.27 per share for a purchase price of $850,003.

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

Industry Background

          The waste collection and disposal business in the United States is a multi-billion dollar industry. The size of this industry has increased for the past several years and should continue to increase as landfill space decreases. Although society and industry have developed an increased awareness of environmental issues and recycling has increased, waste production also continues to increase. Because of environmental concerns, new regulations and cost factors, it has become difficult to obtain the necessary permits to build any new landfills. Management believes that with the consolidation taking place in the waste industry, it will become increasingly difficult for a customer to receive a fair price. We are, therefore, in a position to represent the best interest of the customer, and we believe this fact can only enhance our business.

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

          On a commercial/industrial waste management level, we have competition from a variety of sources. Much of it is from companies that concentrate their efforts on a regional level and two of the major national waste haulers.

          We have faced increased competition from national hauling and recycling companies in recent years. The large national hauling and recycling companies often attempt to handle all locations for a “national chain” customer. This scenario poses a potential conflict of interest since these hauling companies and recyclers can attain greater profitability from increases in hauling and disposal revenues and fluctuations in recycling prices. In addition to having an economic incentive in allowing customers to have more hauls than needed, light loads, and higher hauling and disposal rates, the national hauling companies do not have operations in every community. The major hauling and recycling companies have operating companies in many cities, but none of them has operations in every city. Therefore, for many cities, they must obtain bids from local hauling, disposal and recycling companies that may perceive them to be competitors. We have encountered a reluctance from independent hauling and recycling companies to support services in areas not serviced by these national companies. We have positioned ourselves to work with the national and independent haulers and recyclers to efficiently service our customers on a nationwide basis.

          Our management services division offers our clients competitive pricing, superior customer service and industry expertise. We are known for our exemplary service to our clients and timely payments to our vendors. We are able to offer management programs and tailor-made reports for our clients’ specific needs.

          There is also competition from some equipment manufacturers. The primary interest of these companies is selling, leasing and renting equipment and offering management services in order to secure these sales or leases. There is a cost involved in using the equipment and the money saved must justify the amount spent on this equipment.

Dependence on Major Customer

          Sales to North American Stainless, our largest customer, represented approximately 63.8% and 68.6% of our net sales for the years ended December 31, 2010 and 2009, respectively. Our cash flow experiences a significant decline between the time we acquire scrap metal for processing and the time we receive payment for these goods. The loss of North American Stainless as a customer would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

Employees

          As of December 31, 2010, we had one hundred eighty-five (185) full-time employees as follows: recycling 98, management services 7, sales/leasing 4, drivers 17, maintenance 22, and administration/information technology 37. None of our employees are a member of a union.

Effect of State and Federal Environmental Regulations

          Any environmental regulatory liability relating to our operations is generally borne by the customers with whom we contract and the service providers in their capacity as transporters, disposers and recyclers. Our policy is to use our best efforts to secure indemnification for environmental liability from our customers and service providers. Although we believe that our business model adequately protects us from potential environmental liability, we also continue to use our best efforts to be in compliance with federal, state and local environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance has not historically constituted a material expense to us.

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

          The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. The weaker economy and the reduction in automobile production and construction projects have resulted in a reduced supply of scrap metal available. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. Many companies offer or are engaged in the development of products or the provisions of services that may be or are competitive with our current products or services. Although we continue to expand our facilities and increase our processing efficiencies, including the completion of the shredder system in 2009, certain of our competitors have greater financial, technical, manufacturing, marketing, distribution, assets, and other resources than we possess in the stainless steel, ferrous, non-ferrous and fiber recycling businesses. In addition, the industry is constantly changing as a result of consolidation that may create additional competitive pressures in our business environment. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.

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

          Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our shredder, fleet of cranes and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors. During 2007 and 2008, we experienced increases in the cost of fuel and other petroleum-based products, although these prices decreased in later 2008 and 2009. A portion of these increases we passed on to our customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. Fuel costs increased in 2010 compared to 2009, and due to a decline in offshore oil production and continued political instability and other uncertainties in oil-producing countries, fuel prices are predicted to increase again throughout 2011. A significant increase in fuel costs could adversely affect our business.

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

          Our success is dependent on the management and leadership skills of our senior management team. We have entered into employment agreements with our president and chief operating officer, Brian Donaghy, our executive vice president of ISA Recycling, Daniel Gascoyne, our vice president of ISA Recycling, James Wiseman III, and our operations manager of ISA Alloys, Terry Hancock. The loss of any members of our management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.

The concentration of our customers could have a material adverse effect on our results of operations and financial condition.

          Sales to North American Stainless, our largest customer, represented approximately 63.8% and 68.6% of our net sales for the years ended December 31, 2010 and 2009, respectively. Our cash flow experiences a significant decline between the time we acquire scrap metal for processing and the time we receive payment for these goods. The loss of this or other significant customers or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

Our exposure to credit risk could have a material adverse effect on our results of operations and financial condition.

          Our business is subject to the risks of nonpayment and nonperformance by our customers. Downturns in the economy in 2008 led to bankruptcy filings by many of our customers, which caused us to recognize additional allowances for doubtful accounts receivable in previous years. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industries could cause potential credit losses from our significant customers, which could adversely impact our future earnings or financial condition.

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

          In recent periods, there has been volatility in the market price for our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

—	our quarterly operating results or the operating results of our companies in the waste management or ferrous, non-ferrous and fiber recycling industry;

—	changes in general conditions in the economy, the financial markets or the ferrous, non-ferrous and fiber recycling industry;

—	loss of significant customers and

—	increases in materials and other costs.

          In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

Item 2.	Properties.

          The following table outlines our principle properties:

Property Address	Lease or own

6709 Grade Lane, Louisville, KY	Own
7021 Grade Lane, Louisville, KY	Own
7100 Grade Lane, Louisville, KY	Lease (K&R) (1)
7110 Grade Lane, Louisville, KY	Own
7124 Grade Lane, Louisville, KY	Own
7200 Grade Lane, Louisville, KY	Own
3409 Camp Ground Road, Louisville, KY	Own
1565 E. 4th Street, Seymour, IN	Own
1617 State Road 111, New Albany, IN	Own

(1)

On February 16, 1998 our Board of Directors ratified and formalized an existing relationship in connection with our leasing of facilities from K&R, LLC. K&R is our affiliate because our Chief Executive Officer and principal shareholder, Harry Kletter, owns 100.0% of K&R. The rent beginning January 1, 2008 became $582,000 per annum, payable at the beginning of each month in an amount equal to $48,500. This fixed minimum rent adjusts each five years, including for each of the option periods, in accordance with the consumer price index. The fixed minimum rent also increases to $750,000 per annum, in an amount equal to $62,500 per month in the event of our change in control. We must pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. The K&R lease provides for our indemnification of K&R for all damages arising out of our use of or the condition of the leased premises excepting therefrom K&R’s negligence. In an addendum to the K&R lease as of January 1, 2005, the rent was increased $4,000 as a result of the improvements made to the property in 2004. For years 2005 through 2010, the payments to K&R by the Company of $4,000 for additional rent and the monthly payment from K&R to the Company of $3,898 for a promissory note were offset.

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

          The transaction received approval of our audit committee, a disinterested majority of our board of directors, and a majority of the outstanding shares of our common stock by written consent, excluding the shares owned by Mr. Kletter.

          We believe that all of our properties are well maintained and in good condition and that the current operating facilities are adequate for present and immediate future business needs.

Item 3.	Legal Proceedings.

          On January 4, 2007, Lennox Industries, Inc., a commercial heating and air-conditioning manufacturer, filed a suit against us captioned Lennox Industries, Inc. v. Industrial Services of America, Inc., Case No. CV-2007-004 in the Arkansas County, Arkansas Circuit court in Stuttgart, Arkansas. Lennox in its Second Amended Complaint currently alleges breach of contract, negligence, and breach of fiduciary duty arising from our alleged miscategorization of Lennox’s scrap metal and mismanagement of the scrap metal recycling operations at three Lennox plants during the contract period April 18, 2001 through November 2005.

          We filed a Motion for Summary Judgment in October, 2009, which the court denied in February, 2010. Discovery by the parties is still ongoing. A jury trial is currently set for June 20, 2011. We are vigorously defending all of Lennox’s claims as we believe the claims to be without merit.

          We have other litigation from time to time, including employee or former employee claims, none of which we believe to be material.

Item 4.	Reserved.

PART II

Item 5.	Market for ISA’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Effective August 29, 1996, the $.0033 par value ISA common stock became listed on the Small Cap Market (the “Small Cap Market”) of the NASDAQ Stock Market under the symbol “IDSA.” On May 3, 2010, the Board of Directors declared a 3-for-2 stock split effected by a 50% stock dividend. The stock dividend was issued to holders of record as of May 17, 2010, and paid June 1, 2010. All share numbers and prices in this Form 10-K have been adjusted to reflect the impact of this stock split. High and low sales price of the common stock price is summarized as follows:

Quarter Ended	2010		2009		2008

	High	Low	High	Low	High	Low

March 31	$11.93	$6.20	$5.19	$2.40	$7.51	$4.00
June 30	$15.27	$9.23	$4.77	$2.47	$11.83	$5.88
September 30	$21.18	$10.00	$6.02	$4.04	$13.00	$5.53
December 31	$16.55	$9.61	$7.89	$5.47	$6.92	$2.91

          There were approximately 175 shareholders of record as of December 31, 2010.

          Our Board of Directors did not declare any dividends in 2010 or 2009.

          Under our loan agreement with Fifth Third Bank, ISA may make restricted payments constituting dividends if, and to the extent, that each of the following conditions has been met (i) our Board of Directors has approved them; (ii) such restricted payments made in any fiscal year do not exceed $750,000; (iii) if, after giving effect to such restricted payments, revolving loan availability is equal to or greater than an aggregate amount equal to $1,000,000; (iv) after giving effect to the proposed restricted payments, no default or event of default has occurred and is continuing as of the date such restricted payment occurs, and (v) ISA is in compliance with the financial covenants on a pro forma basis, after giving effect to such restricted payment.

          On November 15, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our common stock at current market prices. We did not repurchase any shares in 2010 or 2009.

Item 6.	Selected Financial Data.

Selected Financial Data

(Amounts in Thousands, Except Per Share Data)	2010	2009	2008	2007	2006

Year ended December 31:
Total revenue	$343,005	$181,052	$100,042	$76,956	$62,082

Net income	$8,053	$5,285	$1,528	$2,564	$2,188

Earnings per common share:
Basic	$1.22	$0.91	$0.28	$0.47	$0.41

Diluted	$1.21	$0.91	$0.28	$0.47	$0.40

Cash dividends declared per common share	$—	$—	$0.0667	$0.0667	$—

At year end:

Total assets	$106,162	$66,674	$28,791	$26,285	$19,332

Long-term debt and capital lease obligations, net of current maturities	$43,623	$16,654	$8,531	$8,495	$2,858

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

          In 2009, we expanded into the stainless steel recycling market for super alloys and high temperature metals by purchasing inventories and related equipment from Venture Metals, LLC and hiring two of its key executives. We buy and sell stainless steel and high-temperature alloys to steel mills like North American Stainless, our primary customer. The Venture Metals asset purchase is the latest in a series of actions we have undertaken to position ourselves for strategic growth. The multi-million-dollar shredder project, completed in June 2009, expands our processing capacity, offers specialty grades of scrap and improves end-product quality. The shredder began operations on July 1, 2009. In the last quarter of 2009, we improved the Grade Lane location and added a new entrance for our ISA Alloys operations, which we moved from the Camp Ground Road location to 7100 Grade Lane in November 2009. In 2010, we hired an Alloys Operations Manager to aid in the expansion of specialty alloys within our recycling segment, specifically in the area of aerospace alloys. In July 2010, we purchased certain Venture Metals, LLC intangibles, including the customer list and trade name, and entered into a non-compete agreement to protect our market position.

          We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers. Currently, we service approximately 900 customer locations throughout the United States and Canada and we utilize an active database of over 7,000 vendors to provide timely, thorough and cost-effective service to our customers.

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

Liquidity and Capital Resources

          As of December 31, 2010, we held cash and cash equivalents of $2,468,284. We maintain a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of December 31, 2010, the balance in this account was $875,000.

          On July 30, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with Fifth Third Bank pursuant to which Fifth Third Bank provided us a revolving credit facility in the amount of $40,000,000 for the purpose of replacing the existing $20,000,000 senior revolving credit facility with Branch Banking and Trust Company (“BB&T”) and for payment of the $5,000,000 note payable to BB&T (collectively, the “Prior Obligations”). Proceeds of the new revolving credit facility in the amount of $33,355,003 were used to repay the outstanding principal balance of the Prior Obligations. We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory. In addition, we entered into a term loan agreement with Fifth Third Bank in the amount of $8,800,000 for the purpose of replacing the $6,000,000 note payable secured by our shredder system, the $3,000,000 note payable secured by our rental fleet equipment, and the $609,900 note payable secured by our crane.

          With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. As of March 1, 2011, the interest rate was 3.125%. We also pay a fee of 0.5% on the unused portion. The revolving credit facility expires on July 31, 2013. Under the revolving credit facility, we are permitted to borrow the lesser of $40,000,000 or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $17,000,000. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, we provided Fifth Third Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with the $8,800,000 term loan. As of December 31, 2010, the outstanding balance on the revolving line of credit was $35,488,877.

          The $8,800,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Principal and interest is payable monthly in consecutive equal installments of $105,000. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on July 31, 2013. In addition, beginning April 30, 2011 (or, if earlier, upon completion of the Company’s financial statements for the fiscal year ending December 31, 2010), we will make an annual payment equal to 25% of (i) our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided Fifth Third Bank a first priority security interest in all equipment other than the rental fleet that we own. As of December 31, 2010, the outstanding balance on the term loan was $8,275,000.

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

          On November 15, 2010, we entered into a First Amendment to Credit Agreement (the “Amendment”) with Fifth Third Bank which amends the July 30, 2010 Credit Agreement. Under the Credit Agreement, the Company is permitted to borrow the lesser of $40,000,000 or the borrowing base, consisting of the sum of 80% of eligible accounts plus 60% of eligible inventory up to $17,000,000. Under the Amendment, the Bank agreed to temporarily increase the revolving credit facility to the lesser of $44,500,000 or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $17,000,000. The increase in availability and percentage of eligible accounts expired on December 16, 2010, at which time the terms of the Credit Agreement continued in full force and effect.

          On October 19, 2010, we entered into a Promissory Note (the “Note”) with Fifth Third Bank in the amount of $1,320,240 for the purpose of purchasing equipment. The interest rate is equal to five and 20/100 percent (5.20%) per annum; provided, however, that (A) such interest rate is based on an interest rate swap rate for a term approximating the weighted average life of the Note as quoted in the Bloomberg SWAP Rate report as of the date of the Note and (B) such interest rate may be adjusted by Fifth Third Bank based upon a corresponding increase in the interest rate swap rate quoted in such Release as in effect on the date of the advance. Principal and interest is payable monthly in consecutive equal installments of $30,511 with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the Note, we provided Fifth Third Bank a first priority security interest in the equipment purchased with the proceeds. As of December 31, 2010, the outstanding balance on the promissory note was $1,270,505.

          On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1,010,040 with an outstanding balance at December 31, 2010 of $376,514.

          During 2010, we paid $3,876,053 for improvements, property and equipment. We paid $523,202 for land and building improvements. In the recycling segment we paid $2,697,889 for cranes, balers, scales, welders, conveyor belts, and other operating equipment. In the equipment sales, leasing and service segment, we purchased $491,463 in rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, pre-crushers, containers and balers. It is our intention to continue to pursue this market. We purchased $136,842 in office equipment and $26,657 in vehicles. We paid deposits of $193,101 on machinery and equipment.

          We expect that existing cash flow from operations, available credit under our existing credit facilities, and other alternative financing will be sufficient to meet our cash needs for the next year and beyond. We do not have any material capital expenditure commitments as of December 31, 2010.

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

Accounts receivable and allowance for doubtful accounts receivable

          Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts receivable totaled $100,000 at December 31, 2010 and December 31, 2009. Our determination of the allowance for doubtful accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions and overall economic conditions impacting industry and customers.

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

Inventory

          Our inventories primarily consist of stainless steel, ferrous and non-ferrous scrap metals that we value at the lower of average purchased cost or market. We also carry shredder replacement parts in inventory, which we depreciate over a one-year life as these parts are used within a one-year period due to the high-volume and intensity of the shredder process. We determine quantities of inventories based on our inventory systems, which are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. Prices of commodities we own may be volatile. We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

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

          As of January 4, 2010, we began using the specific identification method of valuing inventory. See “Inventories” under Note 1 – “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for additional details on this change.

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

Valuation of long-lived assets and goodwill

          We regularly review the carrying value of certain long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable. If an evaluation is required, we compare the estimated future undiscounted cash flows associated with the asset to the asset’s carrying amount to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value. During the year ended December 31, 2010, we determined no impairment existed.

          We review goodwill at least annually for impairment based on the fair value method prescribed in FASB’s authoritative guidance entitled “Goodwill.” At December 31, 2010, we determined, based on current industry and other market information that no impairment existed. See also Note 13 – “Purchase of Inventory, Fixed Assets, and Intangible Assets of Venture Metals, LLC” in the Notes to Consolidated Financial Statements.

Intangibles

          Purchased intangible assets are initially recorded at cost and finite life intangible assets are amortized over their useful economic lives on a straight line basis. Intangible assets having indefinite lives and intangible assets that are not yet ready for use are not amortized and are reviewed annually for impairment in accordance with Note 1 – “Summary of Significant Accounting Policies – Fair Value of Financial Instruments.”

          Intangible assets are considered to have indefinite lives when, based on an analysis of all of the relevant factors, there is no foreseeable limit to the period over which the asset is expected to generate cash flows for the Company. The factors considered in making this determination include the existence of contractual rights for unlimited terms and the life cycles of the products and processes that depend on the asset. See also Note 13 – “Purchase of Inventory, Fixed Assets, and Intangible Assets of Venture Metals, LLC” in the Notes to Consolidated Financial Statements.

Derivative Instruments

          Beginning in 2008, we have utilized derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any interest rate swap derivative instruments for trading purposes. We account for the interest rate swaps in accordance with FASB’s authoritative guidance entitled “Accounting for Derivative Instruments and Hedging Activities,” as amended, which requires us to include the change in fair value of the interest rate swap in other comprehensive income.

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

Results of Operations

          The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Income bear to total revenues and other pertinent data:

Year ended December 31,	2010	2009	2008

Consolidated Statements of Income Data:
Total revenue	100.00%	100.0%	100.0%
Total cost of goods sold	92.0%	88.8%	86.6%
Selling, general and administrative expenses	4.0%	5.8%	10.0%
Income before other income (expense)	4.0%	5.4%	3.5%

Accumulated Other Comprehensive Income (Loss)

          Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other accumulated comprehensive loss for our derivative instruments are recorded net of the related income tax effects. Refer to Note 1 – “Derivative and Hedging Activities” in the Notes to Consolidated Financial Statements for additional information about our derivative instruments. The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 31, 2010 and 2009.

Total accumulated other comprehensive income (loss) at 1/1/09	$(475,342)
Net unrealized gain on derivative instruments, net of tax during 2009	136,513

Total accumulated other comprehensive income (loss), net of tax at 12/31/09	(338,829)
Net unrealized (loss) on derivative instruments, net of tax during 2010	(14,533)

Total accumulated other comprehensive income (loss) at 12/31/10	$(353,362)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

          Total revenue increased $161,953,635 or 89.5% to $343,005,315 in 2010 compared to $181,051,680 in 2009. Recycling revenue increased $162,825,978 or 94.8% to $334,667,090 in 2010 compared to $171,841,112 in 2009. This change was primarily due to a 33.9% increase in the volume of stainless steel shipments, a 96.8% increase in the volume of ferrous shipments, and a 5.2% increase in the volume of nonferrous shipments. Waste Services revenue decreased $872,343 or 9.5% to $8,338,225 in 2010 compared to $9,210,568 in 2009. This decrease was primarily due to a decrease in management revenue of $1,458,118 caused by the permanent loss of two major customers due to bankruptcy and a net decrease in sales to other customers, partially offset by several new customers in 2010 and an increase in cardboard revenue of $410,181 due to an increase in average cardboard prices throughout 2010.

          Total cost of goods sold increased $154,961,319 or 96.4% to $315,720,294 in 2010 compared to $160,758,975 in 2009. Recycling cost of goods sold increased $154,998,791 or 100.3% to $309,480,805 in 2010 compared to $154,482,014 in 2009. This increase was primarily due to an increase in the volume of purchases of stainless steel of 20.1%, of ferrous purchases of 115.3%, and of nonferrous purchases of 22.5%. Waste Services cost of goods sold decreased $37,472 or 0.6% to $6,239,489 in 2010 compared to $6,276,961 in 2009. We have reclassified certain expenses in our income statement to more accurately reflect segment performance and we have reclassified cost of goods sold and selling, general and administrative expenses for the year ended December 31, 2008 to be consistent with current presentation. These reclassifications had no effect on previously reported net income.

          We make certain assumptions regarding future demand, current replacement costs and net realizable value in order to assess that we have properly recorded inventory at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value inventory adjustments of $1.2 million in the fourth quarter of 2008 to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. No such adjustment was necessary in 2010 or 2009.

          Selling, general and administrative (SG&A) expenses increased $3,249,020 or 31.0% to $13,736,685 in 2010 compared to $10,487,665 in 2009. The increase in SG&A expenses was primarily due to the following:

•	a net increase in stock bonuses, stock options, and cash bonuses of $1,832,774;
•	an increase in the management fee, consulting fees, and compliance expenses of $351,053;
•	an increase in amortization of $375,000;
•	an increase in sales and service managers and supervisors labor expenses of $252,393;
•	an increase in insurance expense of $119,209;
•	an increase in fuel and lubricants and hauling expenses of $104,439;
•	an increase in operating supplies of $101,082; and
•	an increase in benefits of $82,706.

As a percentage of total revenue, selling, general and administrative expenses were 4.0% in 2010 compared to 5.8% in 2009.

          Interest expense increased $376,810 or 34.4% to $1,473,037 in 2010 compared to $1,096,227 in 2009 due to an increase in long term debt in 2010 compared to 2009. The increase in debt, mainly the revolving credit facility with Fifth Third Bank, allows for funding temporary fluctuations in accounts receivable and inventory. We also purchased additional equipment using debt facilities.

          Other income was $40,133 in 2010 compared to other loss of ($29,322) in 2009, an increase of $69,455, as outlined in the table below describing the significant components for each year.

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

          Significant components of other income (expense) were as follows:

	Fiscal Year Ended December 31

Description Other Income (Expense)	2010	2009

Additional settlement to AAR	$—	$(65,597)
Other	40,133	36,275

Total other income, net	$40,133	$(29,322)

          The income tax provision is 35.5% for the year ended December 31, 2010 compared to 39.8% for the year ended December 31, 2009 based on federal and state statutory rates. We received a tax credit for the purchase of the shredder equipment as well as a Domestic Production Activity Deduction in 2010. Refer to Note 4 – “Income Taxes” in the Notes to Consolidated Financial Statements.

Financial Condition at December 31, 2010 compared to December 31, 2009

          Cash and cash equivalents increased $1,755,222 to $2,468,284 as of December 31, 2010 compared to $713,062 at December 31, 2009.

          We used net cash from operating activities of $5,824,339 for the year ending December 31, 2010, compared to using net cash from operating activities of $5,552,475 for the same period in 2009.

          We used net cash from investing activities of $3,652,158 for the year ending December 31, 2010 compared to $19,584,027 for the same period in 2009. The difference of $15,931,869 was primarily due to $11,874,985 related to the acquisition of Venture Metals, LLC land, fixed assets, goodwill, and inventory in 2009, and $6,526,555 spent on the shredder system in 2009, partially offset by an increase of $2,736,683 in purchases of and deposits on other property, plant, and equipment in 2010 compared to 2009.

          Net cash from financing activities decreased $13,514,003 to $11,231,719 for the year ending December 31, 2010 compared to $24,745,722 for the same period in 2009. The primary source of the net cash decrease was an increase in payments on long-term debt totaling $33,781,867 in 2010 compared to $2,356,747 in 2009. This decrease was offset by an increase in borrowings totaling $45,034,384 in 2010 compared to $27,183,240 in 2009. There were no cash dividends paid or common stock repurchases in 2010 or 2009.

          Trade accounts receivable after allowances for doubtful accounts increased $18,936,820 or 222.5% to $27,449,146 as of December 31, 2010 compared to $8,512,326 as of December 31, 2009. This change was primarily due to the increased volume of stainless steel and ferrous shipments in the fourth quarter.

          Recycling accounts receivable increased $17,412,540 or 231.5% to $24,932,813 as of December 31, 2010 compared to $7,520,273 as of December 31, 2009. This change was primarily due to stainless steel sales and the timing of the receipt of payment related to these sales as well as an increase in the volume of stainless steel and ferrous shipments in the fourth quarter. On average, the volume of stainless steel shipments in pounds increased 360.1% and ferrous shipments in gross tons increased 51.3% in the fourth quarter of 2010 compared to the same period in 2009. On average, stainless steel prices increased 42.0% and ferrous sales prices increased 13.5% in the fourth quarter of 2010 compared to the same period in 2009. On average, the volume of nonferrous shipments in pounds decreased 16.8% in the fourth quarter of 2010 compared to the fourth quarter of 2009. On average, nonferrous sales prices increased 37.3% in the fourth quarter of 2010 compared to the same period in 2009.

          Waste Services’ accounts receivable increased $159,620 or 16.3% to $1,140,517 as of December 31, 2010 compared to $980,897 as of December 31, 2009. This increase relates to larger write offs of bankruptcy related customer accounts in 2009, a lower portion of the allowance for doubtful accounts allocated to Waste Services in 2010 after collecting or writing off accounts, as well as the timing of the receipt of payments.

          Inventories for sale consist principally of stainless steel alloys, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. We use the shredder replacement parts included in inventory within a one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. We depreciate these replacement parts over a one-year life. Inventory increased $7,884,020 or 29.8% to $34,310,631 as of December 31, 2010 compared to $26,426,611 as of December 31, 2009. The primary reason for the significant increase in inventory was an increase in the volume of stainless steel purchases of 20.1%, an increase in the volume of ferrous purchases of 115.3%, and an increase in the volume of nonferrous purchases of 22.5% in 2010 as compared to 2009. Inventories as of December 31, 2010 and December 31, 2009 consisted of the following:

	December 31, 2010	December 31, 2009

Stainless steel alloys	$24,714,342	$21,549,014
Ferrous materials	6,296,255	1,587,475
Non-Ferrous materials	1,853,424	2,219,137
Waste equipment machinery	75,064	102,032
Other	59,040	89,122

Total inventories for sale	32,998,125	25,546,780

Shredder replacement parts	1,312,506	879,831

Total inventories	$34,310,631	$26,426,611

          As of December 31, 2010, stainless steel inventory consisted of 31,818,693 pounds at a unit cost of $0.777 per pound, which includes processing costs. As of December 31, 2009, stainless steel inventory consisted of 26,086,771 pounds at a unit cost of $0.826 per pound. As of December 31, 2010, ferrous inventory consisted of 15,866 gross tons at a unit cost, including processing costs, of $396.8 per gross ton. As of December 31, 2009, ferrous inventory consisted of 5,835 gross tons at a unit cost, including processing costs, of $272.061 per gross ton. As of December 31, 2010, nonferrous inventory consisted of 1,769,283 pounds with a unit cost, including processing costs, of $1.048 per pound. As of December 31, 2009, nonferrous inventory consisted of 1,835,719 pounds at a unit cost, including processing costs, of $1.209 per pound.

          We make certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value (NRV) inventory adjustments of $1.2 million in the fourth quarter 2008 to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. Such an adjustment was not necessary in 2010 or 2009.

Year	Inventory Type	Pounds	Unit Cost	Amount

2010	Stainless Steel	31,818,693	$0.777	$24,714,342
2009	Stainless Steel	26,086,771	$0.826	$21,549,014

Year	Inventory Type	Gross Tons	Unit Cost	Amount

2010	Ferrous	15,866	$396.840	$6,296,255
2009	Ferrous	5,835	$272.061	$1,587,475

Year	Inventory Type	Pounds	Unit Cost	Amount

2010	Nonferrous	1,769,283	$1.048	$1,853,424
2009	Nonferrous	1,835,719	$1.209	$2,219,137

Inventory Aging for the year ended December 31, 2010 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Stainless steel alloys	$19,030,222	$4,607,007	$900,036	$177,077	$24,714,342
Equipment & parts	—	—	—	75,064	75,064
Shredder replacement parts	1,312,506	—	—	—	1,312,506
Ferrous Materials	2,371,978	690,601	279,454	2,954,222	6,296,255
Non-ferrous materials	1,459,379	152,300	49,449	192,296	1,853,424
Other	59,040	—	—	—	59,040

	$24,233,125	$5,449,908	$1,228,939	$3,398,659	$34,310,631

Inventory aging for the year ended December 31, 2009 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Stainless steel alloys	$11,738,653	$2,564,183	$5,170,224	$2,075,954	$21,549,014
Equipment & parts	9,670	—	—	92,362	102,032
Shredder replacement parts	879,831	—	—	—	879,831
Ferrous Materials	1,513,849	47,151	19,834	6,641	1,587,475
Non-ferrous materials	1,801,125	243,708	47,545	126,759	2,219,137
Other	89,122	—	—	—	89,122

	$16,032,250	$2,855,042	$5,237,603	$2,301,716	$26,426,611

          Accounts payable trade increased $6,721,148 or 143.5% to $11,405,534 as of December 31, 2010 compared to $4,684,386 as of December 31, 2009. Recycling accounts payable increased $6,156,545 or 196.1% to $9,296,689 as of December 31, 2010 compared to $3,140,144 as of December 31, 2009. This increase was primarily due to the increases in the volumes of purchases for stainless steel of 152.41%, for ferrous materials of 90.9%, and for nonferrous materials of 21.6% in the fourth quarter of 2010 as compared to the same period in 2009, as well as the overall average commodity purchase prices for these materials increased by 78.0%. Our accounts payable payment policy in the recycling segment is consistent between years.

          Waste Services accounts payable increased $6,673 or 0.5% to $1,304,316 as of December 31, 2010 compared to $1,297,643 as of December 31, 2009. This change was due to market conditions and the timing of payments.

          Working capital increased $35,999,704 to $47,318,389 as of December 31, 2010 compared to $11,318,685 as of December 31, 2009. Increases in net accounts receivable of $18,936,820 and in inventories of $7,884,020, and decreases in the current maturities of long-term debt of $10,715,662 and the note payable to BB&T of $5,000,000 were positive contributors to working capital in 2010, offset by increases in accounts payable of $6,721,148 and income tax payable of $2,391,546. During 2010, we used these positive working capital contributors to purchase or make deposits on property and equipment of $4,069,154.

Contractual Obligations

          The following table provides information with respect to our known contractual obligations for the year ended December 31, 2010:

	Payments due by period

Obligation Description	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt obligations	$45,446,886	$1,824,197	$7,835,822	$35,786,867	—
Capital lease obligations (1)	—	—	—	—	—
Operating lease obligations (2)	1,281,351	645,351	636,000	—	—
Total	$46,728,237	$2,469,548	$8,471,822	$35,786,867	—

(1)

We leased various pieces of equipment that qualified for capital lease treatment. These lease arrangements required monthly lease payments that expired at various dates through June 2010. We now own the equipment.

(2)

We lease the Louisville, Kentucky facility from a related party under an operating lease expiring December 2012 with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. We have monthly rental payments of $48,500 through December 2012. In the event of a change of control, the monthly payments become $62,500. See Item 2. Properties -- Related Parties Agreements.

We also lease equipment from K&R, LLC for which monthly payments of $5,500 are due through November 2015.

We lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $969 are due through September 2011.

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

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

          Total revenue increased $81,009,189 or 81.0% to $181,051,680 in 2009 compared to $100,042,491 in 2008. Recycling revenue increased $92,295,550 or 116.0% to $171,841,112 in 2009 compared to $79,545,562 in 2008. This change was primarily due to the acquisition of Venture Metals, LLC stainless steel recycling business and a 21.7% increase in the volume of ferrous shipments, partially offset by a 10.6% decrease in the volume of nonferrous shipments and a 29.5% decrease in average price per ton over the course of 2009. In the fourth quarter of 2008, demand and prices decreased due to reduced demand for scrap and recycled metal arising from weaker economic conditions, which led to a reduction in ferrous sales volumes and average nonferrous selling prices. Waste Services revenue decreased $11,286,361 or 55.1% to $9,210,568 in 2009 compared to $20,496,929 in 2008. This decrease was primarily due to a 1,410 unit decrease in the number of customer locations managed in 2009 compared to 2008. The majority of these lost locations resulted from the loss of two major customers, Circuit City and Mervyn’s, both of which declared bankruptcy and closed in late 2008.

          Total cost of goods sold increased $74,171,449 or 85.7% to $160,758,975 in 2009 compared to $86,587,526 in 2008. Recycling cost of goods sold increased $85,284,669 or 123.4% to $154,482,014 in 2009 compared to $69,197,345 in 2008. This increase is primarily due to the acquisition of Venture Metals, LLC stainless steel recycling business and the bonus accrual of $1,348,942 relating to its employees, along with increases in the volume of ferrous shipments of 21.7% and purchases of 24.4%, partially offset by decreases in the volume of nonferrous shipments of 10.6% and purchases of 20.3% and a decrease in average cost per ton of 26.2%. In addition, weak demand and the impact of declines in anticipated future selling prices which outpaced the decline in inventory costs, resulted in our recording a non-cash net realizable value (NRV) inventory write-down of $1.2 million in 2008. No such write-down was necessary in 2009. Waste Services cost of goods sold decreased $11,113,220 or 63.9% to $6,276,961 in 2009 compared to $17,390,181 in 2008. This change was primarily due to the loss of two large customers in late 2008 and decreases in equipment costs, such as containers and compactors, purchased for resale, and decreases in baling wire costs. We have reclassified certain expenses in our income statement to more accurately reflect segment performance and we have reclassified cost of goods sold and selling, general and administrative expenses for the year ended December 31, 2008 to be consistent with current presentation. These reclassifications had no effect on previously reported net income. We did not reclass any expenses for the year ended December 31, 2007.

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

          Selling, general and administrative (SG&A) expenses increased $489,135 or 4.9% to $10,487,665 in 2009 compared to $9,998,530 in 2008. The increase in SG&A expenses was primarily due to the acquisition of Venture Metals, LLC stainless steel recycling business. Other recycling expenses had a slight decrease of $17,432 or 0.3% to $5,161,654 in 2009 as compared to $5,179,086 in 2008. The largest expenses relating to the stainless steel recycling business include the following:

•	labor, benefits and employment-related expenses (such as employment taxes, fees, training, and uniforms) of $777,735; and
•	license taxes and fees of $164,358.

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

The SG&A expense for the corporate office also decreased by $69,641 or 2.4% to $2,874,705 in 2009 as compared to $2,944,346 in 2008. The decrease relates to the following:

•	a decrease of $128,207 in IT allocations;
•	a decrease of $98,591 in compliance expenses; and
•	a decrease of $68,753 in legal expenses.

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

          Significant components of other income (expense) are as follows:

	Fiscal Year Ended December 31

Description Other Income (Expense)	2009	2008

Additional settlement to AAR	$(65,597)	$—
Change in accrual for note payable	—	156,400
Insurance claim	—	117,306
Change in accrual for accounts payable	—	31,441
Flexible spending forfeitures	—	13,741
Other	36,275	17,914

Total other income, net	$(29,322)	$336,802

          The income tax provision is 39.8% for the year ended December 31, 2009 compared to 40.1% for the year ended December 31, 2008 based on federal and state statutory rates.

Financial Condition at December 31, 2009 compared to December 31, 2008

          Cash and cash equivalents decreased $390,780 to $713,062 as of December 31, 2009 compared to $1,103,842 at December 31, 2008.

          We used net cash from operating activities of $5,522,475 for the year ending December 31, 2009, compared to increasing net cash from operating activities of $7,775,227 for the same period in 2008. The difference of $13,327,702 was primarily due to the following:

•	an increase in net accounts receivable of $4,700,842;
•	an increase in inventory (other than the purchase of Venture Metals, LLC inventory, which is reflected below in net cash from investing activities) of $12,946,204;
•	an increase in other assets of $166,247;
•	a decrease in the accrual for legal settlements of $987,828; and
•	a decrease in the interest rate swap agreement liability of $227,521.

Increases in deferred income taxes of $2,898,599, accounts payable of $982,491, and accrued bonuses of $1,459,300, partially offset these other items.

          We used net cash from investing activities of $19,584,027 for the year ending December 31, 2009 compared to $7,782,698 for the same period in 2008. The difference of $11,801,329 was primarily due to $11,874,985 related to the acquisition of Venture Metals, LLC land, fixed assets, goodwill, and inventory, and $6,526,555 spent on the shredder system in 2009 compared to $4,374,826 spent in 2008, partially offset by a decrease of $2,238,143 in purchases of and deposits on other property, plant, and equipment in 2009 compared to 2008.

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

          Trade accounts receivable after allowances for doubtful accounts increased $4,700,842 or 123.3% to $8,512,326 as of December 31, 2009 compared to $3,811,484 as of December 31, 2008. This change was primarily due to the acquisition of Venture Metals, LLC and their net accounts receivable balance of approximately $2.2 million at year end as well as the increased volume of ferrous shipments in the fourth quarter.

          Recycling accounts receivable increased $5,435,571 or 260.7% to $7,520,273 as of December 31, 2009 compared to $2,084,702 as of December 31, 2008. This change was primarily due to stainless steel sales and the timing of the receipt of payment related to these sales as well as an increase in the volume of ferrous shipments in the fourth quarter. On average, the volume of ferrous shipments in gross tons increased 21.7% in the fourth quarter of 2009 compared to the same period in 2008. On average, ferrous sales prices decreased 41.9% in the fourth quarter of 2009 compared to the same period in 2008. On average, the volume of nonferrous shipments in pounds decreased 10.6% in the fourth quarter of 2009 compared to the fourth quarter of 2008. On average, nonferrous sales prices decreased 38.6% in the fourth quarter of 2009 compared to the same period in 2008.

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

          Inventories for sale consist principally of stainless steel alloys, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. We use the shredder replacement parts included in inventory within a one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. We depreciate these replacement parts over a one-year life. Inventory increased $22,065,263 or 504.5% to $26,426,611 as of December 31, 2009 compared to $4,371,348 as of December 31, 2008. The primary reason for the significant increase in inventory is the stainless steel alloy inventory introduced in 2009 as compared to 2008, as noted below. Inventories as of December 31, 2009 and December 31, 2008 consisted of the following:

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

Year	Inventory Type	Pounds	Unit Cost	Amount

2009	Stainless Steel	26,086,771	$0.826	$21,549,014

Year	Inventory Type	Gross Tons	Unit Cost	Amount

2009	Ferrous	5,835	$272.061	$1,587,475
2008	Ferrous	11,374	$190.096	$2,162,149

Year	Inventory Type	Pounds	Unit Cost	Amount

2009	Nonferrous	1,835,719	$1.209	$2,219,137
2008	Nonferrous	3,720,330	$0.546	$2,033,154

Inventory Aging for the year ended December 31, 2009 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Stainless steel alloys	$11,738,653	$2,564,183	$5,170,224	$2,075,954	$21,549,014
Equipment & parts	9,670	—	—	92,362	102,032
Shredder replacement parts	879,831	—	—	—	879,831
Ferrous Materials	1,513,849	47,151	19,834	6,641	1,587,475
Non-ferrous materials	1,801,125	243,708	47,545	126,759	2,219,137
Other	89,122	—	—	—	89,122

	$16,032,250	$2,855,042	$5,237,603	$2,301,716	$26,426,611

Inventory aging for the year ended December 31, 2008 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Equipment & parts	$95,675	$—	$—	$—	$95,675
Ferrous Materials	1,364,091	376,684	326,874	94,500	2,162,149
Non-ferrous materials	990,843	217,591	294,992	529,728	2,033,154
Other	80,370	—	—	—	80,370

	$2,530,979	$594,275	$621,866	$624,228	$4,371,348

          Accounts payable trade increased $982,491 or 26.5% to $4,684,386 as of December 31, 2009 compared to $3,701,895 as of December 31, 2008. Recycling accounts payable increased $2,436,872 or 365.2% to $3,140,144 as of December 31, 2009 compared to $667,272 as of December 31, 2008. This increase was primarily due to the acquisition of Venture Metals, LLC. Also, although the volume of ferrous materials purchased increased by 24.4%, the volume of nonferrous materials purchased decreased by 20.3% and the overall commodity purchases prices for both ferrous and nonferrous materials decreased by 26.2%. Our accounts payable payment policy in the recycling segment was consistent between years.

          Waste Services accounts payable decreased $1,717,601 or 57.0% to $1,297,643 as of December 31, 2009 compared to $3,015,244 as of December 31, 2008. This change was due to the loss of two large customers near the end of 2008 as well as market conditions and the timing of payments.

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

          We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt, and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. All of our Goodwill and Intangible assets are defined as Level 3. In accordance with this guidance, the following table represents our fair value hierarchy for financial instruments at December 31, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents	$2,468,284	$—	$—	$2,468,284
Goodwill	—	—	6,840,046	6,840,046
Intangible assets	—	—	5,775,000	5,775,000

Liabilities
Long term debt	$—	$(45,446,886)	$—	$(45,446,886)
Derivative contract, net of tax	—	(650,202)	—	(650,202)

          We have had no transfers in or out of Levels 1 or 2 fair value measurements. On July 1, 2010, ISA purchased the Venture Metals, LLC customer list, trade name, and a non-compete agreement, Level 3 assets. The Company is in the process of obtaining a valuation. Based on preliminary estimates, we recorded additional goodwill of $4,273,000 and decreased the value of total net intangibles by $630,000 as of December 31, 2010. We have had no other activity in Level 3 fair value measurements for the year ending December 31, 2010. For Level 3 assets, goodwill of $2,567,046 was subject to impairment analysis under Phase 1 of the ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment. No impairment was recorded. The additional goodwill of $4,273,000 recorded in the 3rd quarter of 2010 will also be subject to this analysis going forward.

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

          In a prior year, we entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $5.2 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.4 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $510,000 in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At December 31, 2010, we recorded the estimated fair value of the liability related to the three swaps at approximately $650,000. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. These swap agreements were not affected by the debt restructuring with Fifth Third Bank. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. See Note 3 — “Notes Payable to Bank” in the Notes to Consolidated Financial Statements for an outline of the notional amounts relating to these agreements.

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

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2010, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

Our internal control over financial reporting includes those policies and procedures that:

	—	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

—

provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

	—	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2010, and concluded that such internal control over financial reporting was effective as of December 31, 2010.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that require only management’s report in this Annual Report on Form 10-K.

(c)	Changes to internal control over financial reporting

With the exception noted below, there were no changes in ISA’s internal control over financial reporting during the year ended December 31, 2010 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

During 2009, ISA acquired all the assets of Venture Metals, LLC, in order to enter into the stainless steel and alloys recycling business. For this new business, ISA purchased a new recycling system software package from a third party vendor and installed it in April, 2009. ISA installed this new software in the New Albany, Seymour, and Camp Ground Road recycling satellite locations on October, 1, 2009. ISA installed this new software at the main recycling facility at Grade Lane on January 4, 2010. ISA conducted an assessment of our new stainless steel recycling business and recycling satellite locations’ internal controls over financial reporting for the period between the consummation dates and December 31, 2010, the date of our management’s assessment and concluded that such internal control over financial reporting was effective as of December 31, 2010.

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

* The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2011 Annual Meeting of Shareholders of ISA which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after ISA’s year end for the year covered by this report under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

(c) Consolidated Financial Statement Schedules.

          Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008 are incorporated by reference at page F-39 of the ISA Consolidated Financial Statements.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated: March 28, 2011	By:	/s/ Harry Kletter

Harry Kletter, Chairman of the Board
and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 28, 2011

Harry Kletter

/s/ Brian Donaghy	President, Chief Operating Officer and Director	March 28, 2011

Brian Donaghy

/s/ Alan L. Schroering	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2011

Alan L. Schroering

/s/ Orson Oliver	Director	March 28, 2011

Orson Oliver

/s/ Roman Epelbaum	Director	March 28, 2011

Roman Epelbaum

/s/ Albert Cozzi	Director	March 28, 2011

Albert Cozzi

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of ISA is incorporated by reference to Exhibit 3.1 of ISA’s report on Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of ISA are incorporated by reference to Exhibit 3.2 of ISA’s report on Form 10-KSB for the year ended December 31, 1995.

10.1	**	Lease Agreement, dated January 1, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.2	**	Consulting Agreement, dated as of January 2, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.3	**

Promissory Note for K&R, LLC in favor of ISA in the principal amount of $302,160, dated March 25, 2006, and effective December 31, 2005, is incorporated by reference herein to Exhibit 10.32 of ISA’s report on Form 10-K for the year ended December 31, 2005, as filed on March 31, 2006.

10.4	**

Sublease dated as of February 28, 2007 by and between ISA, as sub lessor, and Cohen Brothers of Lexington, Inc. as sublessee, is incorporated by reference herein to Exhibit 10.38 of ISA’s report on Form 10-K for the year ended December 31, 2006, as filed on March 27, 2007.

10.5	**

Asset Purchase Agreement dated as of August 2, 2007, between ISA and Industrial Logistic Services, LLC, including exhibits thereto, is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007.

10.6	**

Executive Employment Agreement dated as of August 2, 2007, between ISA and Brian G. Donaghy is incorporated by reference herein to Exhibit 10.2 of ISA’s report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007.

10.7	**

Employment Agreement dated effective as of April 4, 2007, between ISA and James K. Wiseman, III is incorporated by reference herein to Exhibit 10.3 of ISA’s report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007.

10.8	**

ISDA Master Agreement and Schedule, dated as December 22, 2006, between ISA and Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

10.9	**

Swap Confirmation, dated October 20, 2008, between ISA and Branch Banking and Trust Company in the notional amount of $2,897,114.77 is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

10.10	**

Swap Confirmation, dated October 20, 2008, between ISA and Branch Banking and Trust Company in the notional amount of $6,000,000 is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008.

10.11	**

Agreement to Purchase Real Estate, dated as of April 2, 2009, between ISA and LUCA Investments, LLC, is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on April 2, 2009, as filed on April 7, 2009.

10.12	**

Executive Employment Agreement dated effective as of June 1, 2009, between ISA and Steve Jones is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on June 1, 2009, as filed on June 5, 2009.

10.13	**

Executive Employment Agreement dated effective as of June 1, 2009, between ISA and Jeffrey Valentine is incorporated by reference herein to Exhibit 10.2 of ISA’s report on Form 8-K for the event reported on June 1, 2009, as filed on June 5, 2009.

Exhibit Number		Description of Exhibits

10.14	**

Loan Agreement dated June 30, 2009, by and between ISA and Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 8-K for the event reported on June 30, 2009, as filed on July 6, 2009.

10.15	**

Promissory Note in the amount of $5,000,000 dated June 30, 2009, from ISA to Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 8-K for the event reported on June 30, 2009, as filed on July, 6, 2009.

10.16	**

Agreement and Plan of Share Exchange, dated as of July 16, 2009, between ISA and Harry Kletter Family Limited Partnership, is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on July 16, 2009, as filed on July 17, 2009.

10.17	**

Agreement and Plan of Share Exchange, dated as of July 16, 2009, between ISA and Harry Kletter Family Limited Partnership, is incorporated by reference herein to Exhibit 10.2 of ISA’s report on Form 8-K for the event reported on July 16, 2009, as filed on July 17, 2009.

10.18	**

Note Modification Agreement, dated October 15, 2009, in the amount of $5,000,000 from ISA in favor of Branch Banking and Trust Company of North Carolina is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2009, as filed on November 16, 2009.

10.19	**	Note Modification Agreement, dated February 22, 2010, in the amount of $12,000,000 from ISA in favor of Branch Banking and Trust Company of North Carolina.

10.20	**	Loan Agreement, dated April 13, 2010, in the amount of $20,000,000 from ISA in favor of Branch Banking and Trust Company and BB&T Bankcard Corporation of North Carolina.

10.21	**	Schedule “DD” to BB&T Loan Agreement.

10.22	**	Promissory Note, dated April 13, 2010, in the amount of $20,000,000 payable to Branch Banking and Trust Company.

10.23	**	Addendum to Promissory Note dated April 13, 2010.

10.24	**	Modification and Cross-Collateralization Agreement, dated April 13, 2010, among ISA, ISA Real Estate, LLC, ISA Indiana Real Estate, LLC, 7021 Grade Lane, LLC and Branch Banking and Trust Company.

10.25	**	ISA Asset Purchase Agreement, dated July 1, 2010, by and between ISA and Venture Metals, LLC, of Florida.

10.26	**	Amended and Restated Executive Employment Agreement, dated April 1, 2010, by and between ISA and Brian Donaghy.

10.27	**	Amended and Restated Executive Employment Agreement, dated July 1, 2010, by and between ISA and Steve Jones.

10.28	**	Amended and Restated Executive Employment Agreement, dated July 1, 2010, by and between ISA and Jeff Valentine.

10.29	**	Amendment to the Asset Purchase Agreement of Venture Metals, LLC, dated July 1, 2010, by and between ISA and Venture Metals, LLC, of Florida.

Exhibit Number		Description of Exhibits

10.30	**	Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.31	**	Schedule 5.22 to Credit Agreement.

10.32	**	Revolving Loan Note, dated July 30, 2010, in the amount of $40,000,000 payable to Fifth Third Bank.

10.33	**	Term Loan Note, dated July 30, 2010, in the amount of $8,800,000 payable to Fifth Third Bank.

10.34	**

Security Agreement, dated as of July 30, 2010, by and among Fifth Third Bank, Computerized Waste Systems, LLC, ISA Indiana Real Estate, LLC, ISA Logistics LLC, ISA Real Estate LLC, ISA Recycling, LLC, Waste Equipment Sales & Service Co., LLC, 7021 Grade Lane LLC, 7124 Grade Lane LLC, and 7200 Grade Lane LLC.

10.35	**

Guaranty, dated as of July 30, 2010, by Computerized Waste Systems, LLC, ISA Indiana Real Estate, LLC, ISA Logistics LLC, ISA Real Estate LLC, ISA Recycling, LLC, Waste Equipment Sales & Service Co., LLC, 7021 Grade Lane LLC, 7124 Grade Lane LLC, and 7200 Grade Lane LLC.

10.36	**	Pledge Agreement, dated as of July 30, 2010, between Industrial Services of America, Inc. and Fifth Third Bank.

11		Statement of Computation of Earnings Per Share (See Note 10 to Notes to Consolidated Financial Statements).

31.1		Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K for the year ended December 31, 2010.

31.2		Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K for the year ended December 31, 2010.

32.1		Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-K for the year ended December 31, 2010.

*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K under the Securities Act of 1933, as amended.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiaries
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2010, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Mountjoy Chilton Medley LLP

Louisville, Kentucky
March 28, 2011

See accompanying notes to consolidated financial statements.

1.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

ASSETS
Current assets
Cash	$2,468,284	$713,062
Accounts receivable – trade (after allowance for doubtful accounts of $100,000 in 2010 and 2009) (Note 1)	27,449,146	8,512,326
Net investment in sales-type leases (Note 5)	33,387	27,928
Inventories (Note 1)	34,310,631	26,426,611
Deferred income taxes (Note 4)	941,813	538,045
Other	398,488	322,847

Total current assets	65,601,749	36,540,819

Net property and equipment	27,554,103	26,994,539

Other assets
Net investment in sales-type leases (Note 5)	39,913	73,300
Notes receivable – related party (Note 6)	88,391	129,079
Goodwill (Note 1)	6,840,046	2,567,046
Intangible assets, net (Note 1)	5,775,000	—
Other assets	262,664	368,834

	13,006,014	3,138,259

	$106,161,866	$66,673,617

See accompanying notes to consolidated financial statements.

2.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (Note 3)	$1,824,227	$12,539,889
Current maturities of capital lease obligations (Note 8)	—	20,798
Accounts payable	11,405,534	4,684,386
Income tax payable	2,909,374	517,828
Note payable to BB&T (Note 3)	—	5,000,000
Interest rate swap agreement liability (Note 1)	650,202	564,715
Accrued bonuses	1,174,825	1,513,800
Other current liabilities	319,198	380,718

Total current liabilities	18,283,360	25,222,134

Long-term liabilities
Long-term debt (Note 3)	43,622,659	16,654,481
Deferred income taxes (Note 4)	3,373,642	2,879,509

	46,996,301	19,533,990

Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized,
7,192,500 shares issued in 2010 and 2009, 6,789,917 and
6,429,438 shares outstanding in 2010 and 2009, respectively	23,975	23,975
Additional paid-in capital	17,852,630	7,442,346
Retained earnings	23,938,423	15,885,814
Accumulated other comprehensive loss	(353,362)	(338,829)
Treasury stock at cost, 402,583 and 763,062 shares in 2010 and 2009, respectively	(579,461)	(1,095,813)

	40,882,205	21,917,493

	$106,161,866	66,673,617

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Revenue from services	$6,212,549	$7,094,755	$18,182,726
Revenue from product sales	336,792,766	173,956,925	81,859,765

Total Revenue	343,005,315	181,051,680	100,042,491

Cost of goods sold for services	5,401,521	5,514,290	16,550,253
Cost of goods sold for product sales	310,318,773	155,244,685	68,808,921
Inventory adjustment for lower cost or market	—	—	1,228,352

Total Cost of goods sold	315,720,294	160,758,975	86,587,526

Selling, general and administrative expenses	13,736,685	10,487,665	9,998,530

Income before other income (expense)	13,548,336	9,805,040	3,456,435

Other income (expense)
Interest expense	(1,473,037)	(1,096,227)	(372,444)
Interest income	29,255	32,147	85,598
Gain (loss) on sale of assets	281,241	73,754	34,842
Provision for lawsuit settlement (Note 11)	—	—	(990,000)
Other income (loss), net	40,133	(29,322)	336,802

	(1,122,408)	(1,019,648)	(905,202)

Income before income taxes	12,425,928	8,785,392	2,551,233

Income tax provision (Note 4)	4,373,319	3,500,680	1,023,635

Net income	$8,052,609	$5,284,712	$1,527,598

Basic earnings per share	$1.22	$0.91	$0.28

Diluted earnings per share	$1.21	$0.91	$0.28

See accompanying notes to consolidated financial statements.

4.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2010, 2009 and 2008

			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss
	Common Stock					Treasury Stock

	Shares	Amount				Shares	Cost	Total

Balance as of January 1, 2008	6,442,500	$21,475	$3,599,624	$9,434,733	$—	(1,011,152)	$(1,036,394)	$12,019,438

Net unrealized loss on derivative instruments, net of tax	—	—	—	—	(475,342)	—	—	(475,342)

Stock repurchase	—	—	—	2,961	—	(83,410)	(530,648)	(527,687)

Stock bonuses	—	—	142,749	—	—	15,000	18,651	161,400

Cash dividend	—	—	—	(364,190)	—	—	—	(364,190)

Net income	—	—	—	1,527,598	—	—	—	1,527,598

Balance as of December 31, 2008	6,442,500	21,475	3,742,373	10,601,102	(475,342)	(1,079,562)	(1,548,391)	12,341,217

Net unrealized income on derivative instruments, net of tax	—	—	—	—	136,513	—	—	136,513

Stock bonuses	—	—	37,402	—	—	16,500	22,578	59,980

Purchase of real estate (3409 Camp Ground Road)	—	—	370,000	—	—	300,000	430,000	800,000

Purchase of real estate (7124 & 7200 Grade Lane)	750,000	2,500	3,197,500	—	—	—	—	3,200,000

Stock option distribution to Directors	—	—	95,071	—	—	—	—	95,071

Net Income	—	—	—	5,284,712	—	—	—	5,284,712

Balance as of December 31, 2009	7,192,500	23,975	7,442,346	15,885,814	(338,829)	(763,062)	(1,095,813)	21,917,493

Net unrealized loss on derivative instruments, net of tax	—	—	—	—	(14,533)	—	—	(14,533)

Stock bonuses	—	—	417,184	—	—	60,479	86,452	503,636

Purchase of intangibles	—	—	2,693,100	—	—	300,000	429,900	3,123,000

Contingent consideration (Note 13)	—	—	7,300,000	—	—	—	—	7,300,000

Net income	—	—	—	8,052,609	—	—	—	8,052,609

Balance as of December 31, 2010	7,192,500	$23,975	$17,852,630	$23,938,423	$(353,362)	(402,583)	$(579,461)	$40,882,205

See accompanying notes to consolidated financial statements.

5.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash flows from operating activities
Net income	$8,052,609	$5,284,712	$1,527,598
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,886,874	2,799,192	2,122,167
Inventory write-down	—	—	1,228,352
Stock bonus to employees	503,636	59,980	161,400
Stock options to Directors	—	95,071	—
Deferred income taxes	(196,346)	2,898,599	(156,813)
Provision for doubtful accounts	—	(390,000)	390,000
(Gain)/loss on sale of property and equipment	(281,241)	(73,754)	(34,842)
Change in assets and liability
Receivables	(18,936,820)	(4,310,842)	2,563,367
Net investment in sales-type leases	27,928	24,623	60,364
Inventories	(7,884,020)	(12,946,204)	(972,419)
Other assets	(66,822)	(166,247)	291,659
Accounts payable	6,721,148	982,491	(963,736)
Accrued bonuses	(338,975)	1,459,300	54,500
Accrued legal	29,337	(987,828)	1,027,165
Income tax payable	2,749,210	(48,197)	566,025
Other current liabilities	(90,857)	(233,371)	(89,560)

Net cash from (used in) operating activities	(5,824,339)	(5,552,475)	7,775,227

Cash flows from investing activities
Proceeds from sale of property and equipment	376,308	111,469	126,283
Purchases of property and equipment	(3,876,053)	(1,042,019)	(3,510,006)
Deposits on equipment	(193,101)	(290,452)	(60,608)
Payments for shredder system	—	(6,526,555)	(4,374,826)
Acquisition from Venture Metals	—	(11,874,985)	—
Payments from related party	40,688	38,515	36,459

Net cash used in investing activities	(3,652,158)	(19,584,027)	(7,782,698)

Cash flows from financing activities
Payments on capital lease obligation	(20,798)	(80,771)	(133,675)
Proceeds from other long-term debt	—	1,498,885	163,655
Net proceeds from Fifth Third Bank	45,034,384	—	—
(Payments on) Proceeds from note payable to BB&T	(5,000,000)	5,000,000	—
Payments on other BB&T debt	(28,499,373)	(625,230)	(6,169,653)
Payment of cash dividend	—	—	(364,190)
Payments on other long-term debt	(282,494)	(1,731,517)	(1,968,722)
Proceeds from BB&T	—	20,684,355	8,609,900
Purchases of common stock	—	—	(527,687)

Net cash from (used in) financing activities	11,231,719	24,745,722	(390,372)

Net change in cash	1,755,222	(390,780)	(397,843)
Cash at beginning of year	713,062	1,103,842	1,501,685

Cash at end of year	$2,468,284	$713,062	$1,103,842

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,473,037	$1,096,227	$372,444
Cash paid for taxes	1,946,341	748,722	617,675

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to acquire real estate	$—	$4,000,000	$—
Common stock issued to acquire intangibles	3,123,000	—	—
Contingent consideration (Note 13)	7,300,000	—	—

See accompanying notes to consolidated financial statements.

6.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business: The Recycling division of Industrial Services of America, Inc. and its subsidiaries (ISA) purchases and sells ferrous and nonferrous materials, including stainless steel, and fiber scrap on a daily basis at our two wholly owned subsidiaries, ISA Recycling, LLC (located in Louisville, Kentucky) and ISA Indiana, Inc. (serving southern Indiana). We expanded this division into the stainless steel recycling market for super alloys and high-temperature metals in 2009. The multi-million dollar shredder project, completed in June 2009, expands our processing capacity, offers specialty grades of scrap and improves end-product quality. The shredder began operations on July 1, 2009. Through the Waste Services division (see the Segment information at Note 12), ISA also provides products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. This division represents contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. Our customers and subcontractors are located throughout the United States. This division also installs or repairs equipment and rental equipment on a timely basis. Each of our segments bills separately for its products or services. Generally, services and products are not bundled for sale to individual customers. The products or services have value to the customer on a standalone basis.

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

Our management services group provides our customers with evaluation, management, monitoring, auditing and cost reduction of our customers’ non-hazardous solid waste removal activities. We recognize revenue related to the management aspects of these services when we deliver the services. We record revenue related to this activity on a gross basis because we are ultimately responsible for service delivery, have discretion over the selection of the specific service provided and the amounts to be charged, and are directly obligated to the subcontractor for the services provided. We are an independent contractor. If we discover that third party service providers have not performed, either by auditing of the service provider invoices or communications from our customers, we then resolve the service delivery dispute directly with the third party service supplier.

7.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash in banks with original maturities of three months or less. Cash and cash equivalents are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value. We maintain a cash account on deposit with BB&T which serves as collateral for our interest rate swap agreements. This compensating balance arrangement is verbal only and does not legally restrict the use of these funds. As of December 31, 2010, the balance in this account was $875,000.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $100,000 at December 31, 2010 and December 31, 2009. Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables nor do we normally require collateral for receivables. Potential credit losses from our significant customers could adversely affect our results of operations or financial condition. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings. In general, we consider accounts receivable past due 30 to 60 days after the invoice date. We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.

Major Customer: North American Stainless (NAS) is a major customer in our Recycling segment. Sales to NAS equaled 63.7% of our consolidated revenue in 2010, and 68.6% of our consolidated revenue in 2009, and the loss of NAS would have a material adverse effect on our financial statements. The accounts receivable balance from NAS was $13,618,720 and $3,931,490 as of December 31, 2010 and 2009, respectively.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ISA Indiana, Inc., ISA Recycling, LLC, Industrial Logistics, and ISA Alloys. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

Common Control: We conduct significant levels of business (see Note 6) with K&R, LLC (K&R), which is owned by ISA’s chief executive officer and principal shareholder. Because these entities are under common control, our operating results or our financial position may be materially different from those that would have been obtained if the entities were autonomous.

8.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

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

Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be torched, sheared, shredded or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities by gross ton. Processing costs in stainless steel inventory totaled $259,323 at December 31, 2010 and $249,789 at December 31, 2009. Stainless steel inventory of $24,714,342 at December 31, 2010 and $21,549,014 at December 31, 2009 was comprised only of raw materials. Processing costs in ferrous inventory totaled $732,663 at December 31, 2010 and $197,822 at December 31, 2009. Processing costs in non-ferrous inventory totaled $122,894 at December 31, 2010 and $105,864 at December 31, 2009. Ferrous inventory of $6,296,255 at December 31, 2010 was comprised of $5,561,981 in raw materials and $734,274 of finished goods. Ferrous inventory of $1,587,475 at December 31, 2009 was comprised of $269,344 in raw materials and $1,318,131 of finished goods. Non-ferrous inventory of $1,853,424 at December 31, 2010 was comprised of $529,881 in raw materials and $1,323,543 of finished goods. Non-ferrous inventory of $2,219,137 at December 31, 2009 was comprised of $653,019 in raw materials and $1,566,118 of finished goods. We charged $1,114,880 in general and administrative processing costs to cost of sales for the year ended December 31, 2010 and $4,711,982 for the year ended December 31, 2009. We charged freight expense to cost of goods sold.

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

9.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Shredder replacement parts included in Inventory are depreciated over a one-year life and are used by the Company within the one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. Other inventory includes miscellaneous equipment, cardboard, fuel, and baling wire. Inventories as of December 31, 2010 and 2009 consist of the following:

	2010	2009

Stainless steel alloys	$24,714,342	$21,549,014
Ferrous materials	6,296,255	1,587,475
Non-ferrous materials, high grade	1,853,424	2,219,137
Waste Equipment Machinery	75,064	102,032
Other	59,040	89,122

Total inventories for sale	32,998,125	25,546,780

Shredder replacement parts	1,312,506	879,831

Total inventories	$34,310,631	$26,426,611

Property and Equipment: Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property. Assets under capital lease obligations would be amortized over the term of the capital lease; as of December 31, 2010, we do not have any assets under capital lease obligations.

10.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

Property and equipment as of December 31, 2010 and 2009 consist of the following:

	Life	2010	2009

Land		$5,871,707	$5,862,069
Equipment and vehicles	1-10 years	25,733,366	23,207,646
Office equipment	1-7 years	2,313,399	1,886,104
Rental equipment	3-5 years	5,132,661	5,304,771
Building and leasehold improvements	5-40 years	7,732,949	7,219,385

		$46,784,082	$43,479,975

Less accumulated depreciation and amortization		19,229,979	16,485,436

		$27,554,103	$26,994,539

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $3,511,874, $2,799,192, and $2,122,167. Of the $3,511,874 depreciation expense recognized in 2010, $2,778,624 was recorded in cost of sales, and $733,250 was recorded in general and administrative expense.

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

2011	$1,603,706
2012	1,192,838
2013	651,835
2014	375,788
2015	161,689

$3,985,856

Goodwill and Other Intangible Assets: Goodwill and certain intangible assets are no longer amortized but are assessed at least annually for impairment with any such impairment recognized in the period identified. We perform our annual goodwill impairment test internally at December 31 and at the level of the recycling reporting units to which all the goodwill is related. We determine whether to impair goodwill by comparing the fair value of the recycling reporting units as a whole (the present value of expected cash flows) to its carrying value including goodwill. Since the recycling reporting unit’s fair value exceeds its carrying value, no further computations are required. See also Note 13 – “Purchase of Inventory, Fixed Assets, and Intangible Assets of Venture Metals, LLC” for additional information on the purchased intangibles.

Intangibles: Purchased intangible assets are initially recorded at cost and finite life intangible assets are amortized over their useful economic lives on a straight line basis. Intangible assets having indefinite lives and intangible assets that are not yet ready for use are not amortized and are reviewed annually for impairment in accordance with Note 1 – “Summary of Significant Accounting Policies – Fair Value of Financial Instruments.”

11.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

Intangible assets are considered to have indefinite lives when, based on an analysis of all of the relevant factors, there is no foreseeable limit to the period over which the asset is expected to generate cash flows for the Company. The factors considered in making this determination include the existence of contractual rights for unlimited terms and the life cycles of the products and processes that depend on the asset. See also Note 13 – “Purchase of Inventory, Fixed Assets, and Intangible Assets of Venture Metals, LLC” for additional information on the purchased intangibles.

We have the following intangible assets as of December 31, 2010:

	2010

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortized intangible assets
Venture Metals, LLC trade name	$730,000	$(73,000)	$657,000
Venture Metals, LLC customer list	620,000	(62,000)	558,000
Non-compete agreements	4,800,000	(240,000)	4,560,000

Total intangible assets	$6,150,000	$(375,000)	$5,775,000

We amortize the trade name and non-compete agreements using a method that reflects the pattern in which the economic benefits are consumed or otherwise used over a 5-year life as stated in the agreements. We amortize the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $375,000 for the year ended December 31, 2010.

As of December 31, 2010, we expect amortization expense for these assets for the next six years to be as follows:

Year	Balance – Beginning of Year	Amortization	Balance – End of Year

2011	$5,775,000	$(750,000)	$5,025,000
2012	5,025,000	(750,000)	4,275,000
2013	4,275,000	(750,000)	3,525,000
2014	3,525,000	(750,000)	2,775,000
2015	2,775,000	(615,000)	2,160,000
2016	2,160,000	(480,000)	1,680,000
Thereafter	1,680,000	(1,680,000)	—

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
December 31, 2010, 2009, and 2008

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

Beginning in October, 2008, we began to utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any interest rate swap derivative instruments for trading purposes. We recognize as an adjustment to interest expense the differential paid or received on interest rate swaps. We include in other comprehensive income the change in the fair value of the interest rate swap, which is established as an effective hedge. See also Note 3 – “Notes Payable to Bank” for additional information on these interest rate swaps.

Advertising Expense: Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was $218,859, $237,751, and $98,363 for the years ended December 31, 2010, 2009, and 2008, respectively.

Accumulated Other Comprehensive Income (Loss): Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other accumulated comprehensive loss for our derivative instruments are recorded net of the related income tax effects. The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 31, 2010 and 2009.

Total accumulated other comprehensive income (loss) as of 1/1/09	$(475,342)
Net unrealized gain on derivative instruments, net of tax, during 2009	136,513

Total accumulated other comprehensive income (loss) as of 12/31/09	(338,829)
Net unrealized (loss) on derivative instruments, net of tax during 2010	(14,533)

Total accumulated other comprehensive income (loss) as of 12/31/10	$(353,362)

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

The FASB has issued guidance, included in the ASC, related to the accounting for uncertainty in taxes recognized in financial statements. These new standards are effective for annual financial statements for fiscal years beginning after December 15, 2008. The company evaluates its uncertain tax positions and a loss contingency is recognized when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management’s judgment with respect to the likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized.

13.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

The Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expenses, if appropriate. The tax years 2007 through 2010 remain open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which the Company is subject.

Statement of Cash Flows: The statement of cash flows has been prepared using a definition of cash that includes deposits with original maturities of three months or less. We have reclassified certain cash flow items within the accompanying Consolidated Statements of Cash Flows and Notes to the Financial Statements for prior years in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income.

Earnings Per Share: Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of stock options.

	2010	2009	2008

Net income (loss)

Net income, as reported	$8,052,609	$5,284,712	$1,527,598

Basic earnings (loss) per share

As reported	$1.22	$0.91	$0.28

Diluted earnings (loss) per share

As reported	$1.21	$0.91	$0.28

Stock Option Plans: We have an employee stock option plan under which we may grant options for up to 2,400,000 shares of common stock, which are reserved by the board of directors for issuance of stock options. The exercise price of each option is equal to the market price of our stock on the date of grant. The maximum term of the option is five years.

We accounted for this plan based on FASB’s authoritative guidance entitled “Share-Based Payment”, using the modified prospective method. The impact of accounting for this plan under this guidance on our consolidated results of operations depends on the level of future option grants and the fair value of the options granted at such future dates, as well as the vesting periods provided by such awards. Existing outstanding options did not result in additional compensation expense upon adoption of this guidance since all outstanding options were fully vested. See also Note 14 – “Long Term Incentive Plan” in these Notes to Consolidated Financial Statements for additional information regarding the Long Term Incentive Plan.

14.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price Per Share	Maximum Remaining Term of Options Granted	Weighted Average Grant Date Fair Value of Options

Balance as of January 1, 2008	—	—	—	—	—

Balance as of December 31, 2008	—	—	—	—	—

Granted	90,000	$4.23	$4.23	3.5 Years	$1.05

Balance as of December 31, 2009	90,000	$4.23	$4.23	3.5 Years	$1.05

Granted	—	—	—	—	—

Balance as of December 31, 2010	90,000	$4.23	$4.23	3.5 Years	$1.05

On January 11, 2010, we granted 18,000 shares of our stock to management at a per share price of $6.47. As of February 11, 2010, we awarded 7,500 shares of our stock to management at a per share price of $6.73. As of June 8, 2010, we awarded 30,000 shares of our stock to management at a per share price of $9.51. As of November 15, 2010, we awarded 5,000 shares of our stock to management at a per share price of $10.34. In January 2011, we awarded 60,000 shares of stock to management and 600 shares of stock to consultants at various prices.

Fair Value of Financial Instruments: We estimate the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2010, the estimated fair value of our financial instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the LIBOR rate. There is no readily available market by which to determine fair market value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.

15.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

Subsequent Events:We have evaluated the period from December 31, 2010 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements and no events were identified, except for the stock awards disclosed above.

Impact of Recently Issued Accounting Standards:

In December 2007, FASB issued authoritative guidance on business combinations that applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which for us is January 1, 2009. The objective of this guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement requires us as an acquirer of the assets of Venture Metals to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in Venture Metals at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. Refer to Note 13 – “Purchase of Inventory, Fixed Assets, and Intangible Assets of Venture Metals, LLC” of these Notes to Consolidated Financial Statements for more detailed information about our acquisition of Venture Metals, LLC.

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
December 31, 2010, 2009, and 2008

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

We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt, and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. All of our goodwill and intangible assets are defined as Level 3. In accordance with this guidance, the following table represents our fair value hierarchy for financial instruments at December 31, 2010 and December 31, 2009:

2010:	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$2,468,284	$—	$—	$2,468,284
Goodwill	—	—	6,840,046	6,840,046
Net intangible assets	—	—	5,775,000	5,775,000

Liabilities
Long term debt	$—	$(45,446,886)	$—	$(45,446,886)
Derivative contract	—	(650,202)	—	(650,202)

2009:	Level 1	Level 2	Level 3	Total

Assets
Cash and cash equivalents	$713,062	$—	$—	$713,062
Goodwill	—	—	2,567,046	2,567,046

Liabilities
Long term debt	$—	$(34,194,370)	$—	$(34,194,370)
Derivative contract	—	(564,715)	—	(564,715)

We have had no transfers in or out of Levels 1 or 2 fair value measurements. On July 1, 2010, ISA purchased the Venture Metals, LLC customer list, trade name, and a non-compete agreement, Level 3 assets. The Company is in the process of obtaining a valuation. Based on preliminary estimates, we recorded additional goodwill of $4,273,000 and decreased the value of total net intangibles by $630,000 as of December 31, 2010. We have had no other activity in Level 3 fair value measurements for the year ending December 31, 2010. For Level 3 assets, goodwill of $2,567,046 was subject to impairment analysis under Phase 1 of the ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment. No impairment was recorded. The additional goodwill of $4,273,000 recorded in the 3rd quarter of 2010 will also be subject to this analysis going forward.

17.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

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
December 31, 2010, 2009, and 2008

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

NOTE 2 – STOCK DIVIDEND

On May 3, 2010, the Board of Directors declared a 3-for-2 stock split effected by a 50% stock dividend. The stock dividend was issued to holders of record as of May 17, 2010, and paid June 1, 2010. All share prices in these Notes have been adjusted to reflect the impact of this stock split.

NOTE 3 - NOTES PAYABLE TO BANK

On July 30, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with Fifth Third Bank pursuant to which Fifth Third Bank provided us a revolving credit facility in the amount of $40,000,000 for the purpose of replacing the existing $20,000,000 senior revolving credit facility with Branch Banking and Trust Company (“BB&T”) and for payment of the $5,000,000 note payable to BB&T (collectively, the “Prior Obligations”). Proceeds of the new revolving credit facility in the amount of $33,355,003 were used to repay the outstanding principal balance of the Prior Obligations. We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory. In addition, we entered into a term loan agreement with Fifth Third Bank in the amount of $8,800,000 for the purpose of replacing the $6,000,000 note payable secured by our shredder system, the $3,000,000 note payable secured by our rental fleet equipment, and the $609,900 note payable secured by our crane.

19.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. As of December 31, 2010, the interest rate was 3.375%. As of March 1, 2011, the interest rate was 3.125%. We also pay a fee of 0.5% on the unused portion. The revolving credit facility expires on July 31, 2013. Under the revolving credit facility, we are permitted to borrow the lesser of $40,000,000 or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $17,000,000. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, we provided Fifth Third Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with the $8,800,000 term loan. As of December 31, 2010, the outstanding balance of the revolving line of credit was $35,488,877.

The $8,800,000 term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Principal and interest is payable monthly in consecutive equal installments of $105,000. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on July 31, 2013. In addition, beginning April 30, 2011 (or, if earlier, upon completion of the Company’s financial statements for the fiscal year ending December 31, 2010), we will make an annual payment equal to 25% of (i) our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided Fifth Third Bank a first priority security interest in all equipment other than the rental fleet that we own. As of December 31, 2010, the outstanding balance of the term loan was $8,275,000.

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

In the Credit Agreement, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4,000,000 in any fiscal year. As of December 31, 2010, we were in compliance with all covenants.

20.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

On November 15, 2010, we entered into a First Amendment to Credit Agreement (the “Amendment”) with Fifth Third Bank which amends the July 30, 2010 Credit Agreement. Under the Credit Agreement, the Company is permitted to borrow the lesser of $40,000,000 or the borrowing base, consisting of the sum of 80% of eligible accounts plus 60% of eligible inventory up to $17,000,000. Under the Amendment, the Bank agreed to temporarily increase the revolving credit facility to the lesser of $44,500,000 or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $17,000,000. The increase in availability and percentage of eligible accounts expired on December 16, 2010, at which time the terms of the Credit Agreement continued in full force and effect.

On October 19, 2010, we entered into a Promissory Note (the “Note”) with Fifth Third Bank in the amount of $1,320,240 for the purpose of purchasing equipment. The interest rate is equal to five and 20/100 percent (5.20%) per annum; provided, however, that (A) such interest rate is based on an interest rate swap rate for a term approximating the weighted average life of the Note as quoted in the Bloomberg SWAP Rate report as of the date of the Note and (B) such interest rate may be adjusted by Fifth Third Bank based upon a corresponding increase in the interest rate swap rate quoted in such Release as in effect on the date of the advance. Principal and interest is payable monthly in consecutive equal installments of $30,511 with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the Note, we provided Fifth Third Bank a first priority security interest in the equipment purchased with the proceeds. As of December 31, 2010, the outstanding balance of this note was $1,270,505.

On August 2, 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100,000 cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1,010,040 with an outstanding balance at December 31, 2010 of $376,514.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $5.2 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.4 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $510,000 in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At December 31, 2010, we recorded the estimated fair value of the liability related to the three swaps at approximately $650,000. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. These swap agreements were not affected by the debt restructuring with Fifth Third Bank. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. See Note 1 – “Summary of Significant Accounting Policies – Derivative and Hedging Activities” for additional information about these derivative instruments.

21.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009, and 2008

The following table outlines the notional amounts related to the interest rate swaps as of December 31, 2010:

Notional Amount	Rate

$5,228,707	5.89%
$2,366,881	5.65%
$509,850	5.89%

Our long-term debt as of December 31, 2010 and 2009 consisted of the following:

	2010	2009

Revolving credit facility of $40 million with Fifth Third Bank. See above description for additional details. This credit facility replaced the April 13, 2010 BB&T non-revolving line of credit and revolving credit facility discussed below.	$35,488,877	$—

Note payable to Fifth Third Bank in the amount of $8.8 million secured by our rental fleet equipment, our shredder system assets, and a crane. See above description for additional details. This note payable replaced the BB&T $6 million, $3 million, and $609,900 notes payable listed below.	8,275,000	—

Note payable to Fifth Third Bank in the amount of $1,320,240 secured by equipment purchased with the proceeds. See above description for additional details.	1,270,505	—

Non-revolving line of credit with BB&T effective February 11, 2009 in the amount of $12,000,000 with an original maturity date of February 11, 2010 that BB&T extended to March 24, 2010, then to April 13, 2013 under a new BB&T loan agreement, and then was replaced by the Fifth Third revolving credit facility effective July 30, 2010. Interest was payable monthly starting March 11, 2009, and the note bore interest at the adjusted LIBOR rate of one month LIBOR plus 2.25% per annum with a floor of 4.0%. All our assets (except rental fleet equipment) secured this note.	—	11,517,440

Revolving credit facility of $10 million with BB&T secured by all assets except for rental fleet equipment with a variable interest rate of Libor plus 2.25% and no required monthly principal payments. The original maturity date under this agreement was January 1, 2012. This note extended to April 13, 2013 under a new BB&T loan agreement, and was replaced by the Fifth Third revolving credit facility effective July 30, 2010.	—	8,166,917

22.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009, and 2008

Note payable to BB&T in the amount of $3.0 million secured by our rental fleet equipment with a fixed interest rate of 5.65%. The repayment terms were principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on May 7, 2013. This note was replaced by the Fifth Third note payable effective July 30, 2010.	—	2,598,526

Note payable to BB&T in the amount of $6.0 million secured by our shredder system assets with a fixed interest rate of 5.89%. The repayment terms were principal and interest paid monthly commencing on November 7, 2008 with one final payment of all remaining principal and accrued interest due at maturity on April 7, 2014. This note was replaced by the Fifth Third note payable effective July 30, 2010.	—	5,661,275

Note payable to Branch Banking and Trust Company in the amount of $609,900 secured by a crane with a fixed interest rate of 5.89%. The repayment terms were principal and interest paid monthly beginning December 1, 2008 with one final payment of all remaining principal and accrued interest due at maturity in December 2013. This note was replaced by the Fifth Third note payable effective July 30, 2010.	—	555,215

Note payable to Paccar Financial Corp. in the amount of $163,655 secured by one Kenworth truck. Payments are $1,697.68 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	35,990	112,724

Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7.0%) interest rate. The maturity date under this agreement is August 2012.	376,514	582,273

	45,446,886	29,194,370
Less current maturities	1,824,227	12,539,889

	$43,622,659	$16,654,481

The annual maturities of long-term debt as of December 31, 2010 are as follows:

2011	$1,824,227
2012	1,739,764
2013	6,096,058
2014	35,786,837
2015	—

Total	$45,446,886

23.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009, and 2008

NOTE 4 - INCOME TAXES

The income tax provision (benefit) consists of the following for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008

Federal
Current	$3,556,413	$363,915	$912,289
Deferred	54,292	2,562,862	(128,610)

	3,610,705	2,926,777	783,679

State
Current	884,105	466,017	268,159
Refundable state recycle tax credits	(185,148)	—	—
Deferred	63,657	107,886	(28,203)

	762,614	573,903	239,956

	$4,373,319	$3,500,680	$1,023,635

A reconciliation of income taxes at the statutory rate to the reported provision is as follows:

	2010	2009	2008

Federal income tax at statutory rate	$4,224,816	$2,987,033	$868,584
State and local income taxes, net of federal income tax effect	599,048	398,334	158,370
Permanent differences	(155,713)	6,392	8,855
Other differences	(294,832)	108,921	(12,174)

	$4,373,319	$3,500,680	$1,023,635

24.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009, and 2008

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax liabilities
Tax depreciation in excess of book	$(3,401,791)	$(2,951,577)
Tax amortization in excess of book	(309,616)	(241,001)

Gross deferred tax liabilities	(3,711,407)	(3,192,578)
Deferred tax assets
Property taxes	43,086	28,426
Allowance for doubtful accounts	43,000	43,000
Book amortization in excess of tax	58,179	87,183
Inventory capitalization	249,685	285,989
Reserve for CWS	129,000	129,000
Bonuses	466,292	—
Deferred compensation	—	40,881
Interest rate swap	279,587	225,886
Other	10,749	10,749

Gross deferred tax assets	1,279,578	851,114

Net deferred tax liabilities	$(2,431,829)	$(2,341,464)

Significant new equipment additions during 2009 resulted in deferred income tax liabilities for differences between book and tax depreciation due to IRS regulations allowing a first-year, fifty percent (50.0%) write-off for all new equipment additions. The Company applied this depreciation write-off to the shredder and eddy current systems, resulting in prior year depreciation expense for this equipment of approximately $5,776,000, which translates into Federal tax savings of approximately $2,888,000.

We use the deferral method of accounting for the available state tax credits relating to the purchase of the shredder equipment. On December 31, 2010, we had deferred recycling equipment state tax credit carryforwards of $4,186,989 relating to this purchase which do not expire. This tax credit is limited to 25 percent of our state income tax liability. We used the available credit of $185,148 in 2010.

NOTE 5 - SALES-TYPE LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three to five years, with the lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees.

25.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009, and 2008

Future lease payments receivable under sales-type leases at December 31, 2010 are as follows:

2011	$43,908
2012	43,908
Thereafter	—

Minimum lease payments receivable	87,816
Less unearned income	(14,516)

Net investment in sales-type leases	73,300
Less current portion	(33,387)

$39,913

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company’s principal shareholder and an affiliated company owned by the Company’s principal shareholder (K&R). A summary of these transactions is as follows:

	2010	2009	2008

Balance sheet accounts:
Accounts receivable	$—	$—	$—

Notes receivable	$88,391	$129,079	$167,594

Deposits (included in other long-term assets)	$62,106	$62,106	$62,106

Income statement activity:
Rent expense (property)	$582,000	$582,000	$582,000

Lease expense (equipment)	$5,500	$—	$—

Consulting fees	$420,000	$240,000	$240,000

ISA leases its corporate offices, processing property and buildings in Louisville, Kentucky for $48,500 per month from K&R pursuant to the K&R Lease. Deposits include one month of the original lease agreement’s rent in advance in the amount of $42,106. In 2004, we paid for repairs totaling $302,160 that we made to the buildings and property that we lease from K&R, located at 7100 Grade Lane, Louisville, Kentucky. K&R executed an unsecured promissory note, dated March 25, 2006, but effective December 31, 2004, to us for the principal sum of $302,160. In January 2006, K&R began making payments on the promissory note of principal only in ninety-six (96) monthly installments of $3,148 each. Failure of K&R to make any payment when due under this note within fifteen (15) days of its due date shall constitute a default. After the fifteen day period, the note shall bear interest at a rate equal to fifteen percent (15.0%) per annum and we have the right to exercise our remedies to collect full payment of the note.

26.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

In an addendum to the K&R lease as of January 1, 2006, the rent was increased $4,000 as a result of the improvements made to the property in 2004. For years 2010, 2009, and 2008, the payments to K&R by the Company of $4,000 for additional rent and the payment from K&R to the Company of $3,898 for the promissory note were offset.

Effective April 1, 2010, Industrial Services of America, Inc. (the “Company”) and K&R, LLC (“K&R”) entered into an agreement (the “Amendment”) which amends a consulting agreement which the parties had entered into on January 2, 1998 (the “Prior Agreement”). Under the Prior Agreement, the Company engaged K&R as a consultant and retained the services of K&R management personnel to perform planning and consulting services with respect to the Company’s businesses, including the preparation of business plans, proforma budgets, and assistance with general operational issues. The Prior Agreement provided for a term of ten years, with an automatic renewal for additional terms of one year on January 1 of each successive calendar year unless either party provides the other party with written notice of its intent not to renew at least six months prior to the expiration of the then existing term. The Company’s Chief Executive Officer, Harry Kletter, is a member of Kletter Holding, LLC, which is the sole member of K&R. The Amendment increases the consulting fees from $240,000 per annum to $480,000 per annum. The annual fee is payable in equal monthly installments of $40,000. The Amendment otherwise ratifies the Prior Agreement in all respects. Deposits include one month of the original agreement’s consulting services in advance in the amount of $20,000. Our Chairman is compensated through these consulting fees. In 2010, we extended this consulting agreement for one year according to the terms of the contract.

Effective December 1, 2010, the Company and K&R entered into a lease agreement, under which the Company leases a crane from K&R for a monthly payment of $5,500 for 5 years.

Other related-party transactions are as follows:

Amendment to Brian Donaghy’s employment agreement: Effective April 1, 2010, the Company amended and restated the employment agreement of Brian Donaghy (“Mr. Donaghy”), the Company’s President and Chief Operating Officer, to (a) extend the term to June 30, 2015, and (b) provide for (i) an annual bonus based on the Company’s achievement of certain return on net asset (“RONA”) targets pursuant to incentive plans to be established by the Company, to be payable in cash or partly in Common Stock at the election of Mr. Donaghy, (ii) a bonus of up to 15,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (iii) a one-time bonus of up to 225,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as measured on December 31, 2014.

Amendment to Steve Jones’ employment agreement: Effective July 1, 2010, the Company amended and restated the employment agreement of Steve Jones (“Mr. Jones”), the Company’s Vice President of Operations – ISA Alloys at the time, to (a) extend the term to June 30, 2015, and (b) replace the annual bonus of a cash payment equal to 7.5% of the amount determined for each fiscal year of the segment profit of ISA Alloys minus selling, general and administrative expenses applicable to the ISA Alloys segment with (i) an annual bonus based on the Company’s achievement of certain return on net assets (“RONA”) targets pursuant to incentive plans to be established by the Company, to be payable in cash or partly in Common Stock, at the election of Mr. Jones. Also, as a result of the supplemental acquisition between the Company and Venture Metals, LLC (“Venture”), further discussed below, Mr. Jones was no longer entitled to: (i) a bonus of up to 45,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (ii) a one-time bonus of up to 225,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as of December 31, 2014. As of December 17, 2010, Mr. Jones was no longer an employee of the Company.

27.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

Amendment to Jeffrey Valentine’s employment agreement: Effective July 1, 2010, the Company amended and restated the employment agreement of Jeffrey Valentine (“Mr. Valentine”), the Company’s General Manager of ISA Alloys, to (a) extend the term to June 30, 2015, and (b) replace the annual bonus of a cash payment equal to 7.5% of the amount determined for each fiscal year of the segment profit of ISA Alloys minus selling, general and administrative expenses applicable to the ISA Alloys segment with (i) an annual cash bonus based on the Company’s achievement of certain RONA targets pursuant to an incentive plan to be established by the Company. Also, as a result of the supplemental acquisition between the Company and Venture, Mr. Valentine is no longer entitled to: (i) a bonus of up to 45,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (ii) a one-time bonus of up to 75,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as of December 31, 2014.

Purchase of Venture Metals, LLC Intangibles: On March 26, 2010, we entered into an agreement dated July 1, 2010, subject to shareholder approval of certain issuances of shares of our common stock. After shareholder approval of the issuance of 300,000 shares of our common stock, on July 1, 2010, we entered into an asset purchase agreement and a non-compete agreement with Venture Metals, LLC, 3409 Camp Ground Road, Louisville, KY 40211. Pursuant to the asset purchase agreement dated July 1, 2010, in consideration for the transfer of the Venture Metals, LLC name and entry into the Non-Compete Agreement, we delivered to Venture Metals, LLC 300,000 shares of our common stock based on a price of $10.41 per share (the “Purchase Price”) based on the stock price on July 1, 2010.

The purchase price was negotiated between us and Steve Jones, co-owner of Venture Metals, LLC. Venture Metals, LLC is owned by Steve Jones and Jeff Valentine, both of who were our employees at the time. Mr. Valentine remains our employee. At the same time as these negotiations took place, we renegotiated the employment agreements of Mr. Jones and Mr. Valentine, as previously described in this Note. Mr. Jones’ and Mr. Valentine’s original employment agreements were entered into in connection with our prior purchase of assets from Venture Metals, LLC. An outside financial consultant also assessed the transaction to provide an opinion of the fair value of the transaction, which led to a supplemental acquisition dated July 1, 2010, as described below.

On June 16, 2010, the Company and Venture agreed to a supplemental acquisition dated July 1, 2010. Pursuant to this agreement, on April 12, 2010, the Company paid Venture $1,348,942 for commissions earned and accrued in 2009 using the line of credit facility and on July 1, 2010, issued to Venture 300,000 shares of Common Stock, in exchange for Venture’s customer list, the Venture name, Venture’s execution of a non-compete agreement, and Venture’s agreement to cause Mr. Steve Jones and Mr. Valentine to provide the company with non-compete agreements. Based on an independent appraisal, the Company shall deliver up to an additional 750,000 shares of ISA Common Stock in accordance certain terms.

The Company is in the process of obtaining a valuation. Based on preliminary estimates, we recorded additional goodwill of $4,273,000 and decreased the intangible asset by $630,000 as of December 31, 2010.

See Note 13 – “Purchase of Inventory, Fixed Assets, and Intangibles of Venture Metals, LLC” for the material terms of the Non-Compete Agreement and supplemental acquisition details.

28.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

Donaghy Asset Purchase Agreement: During 2007, we entered into an asset purchase agreement for $1,800,000 funded primarily by a note payable to Industrial Logistic Services, LLC, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. During 2010 and 2009, we made payments on this note of $240,000. The outstanding balance at December 31, 2010 was $376,514.

NOTE 7 - EMPLOYEE RETIREMENT PLAN

We maintain a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute a maximum of 15.0% of their annual salary. Under the plan, we match 25.0% of each employee’s voluntary contribution up to 6.0% of their gross salary. The expense under the plan for 2010, 2009 and 2008 was $56,533, $48,577, and $46,814, respectively.

NOTE 8 - LEASE COMMITMENTS

Operating Leases:
We lease our Louisville, Kentucky facility from a related party (see Note 6) under an operating lease expiring December 2012. The rent was adjusted in January 2008 per the agreement to monthly payments of $48,500 through December 2012. In addition, the Company is also responsible for real estate taxes, insurance, utilities and maintenance expense.

We lease a crane from a related party (see Note 6) under an operating lease expiring November 2015.

We lease a facility in Dallas, Texas for management services operations. The agreement provided that monthly payments of $2,457 were paid through September 2006. The lease was renewed effective October 1, 2010 for a one-year period with monthly payments of $969. The Company also leases other machinery and equipment under operating leases which expire through August 2012.

We lease a facility in Lexington, Kentucky for $4,500 per month; the lease terminates December 31, 2012. We have subleased this property for a term commencing March 1, 2007 and ending December 31, 2012 for $4,500 per month. If for any reason the sublessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

Future minimum lease payments for operating leases as of December 31, 2010 are as follows:

2011	$645,351
2012	636,000
Thereafter	—

Future minimum lease payments	$1,281,351

29.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

Total rent expense for the years ended December 31, 2010, 2009 and 2008 was $968,883, $1,066,474, and $876,312, respectively.

Capital Leases:

We made the final payments for the equipment under capital leases in June 2010. We now own the equipment and no longer have any equipment under capital leases.

NOTE 9 - CASH DIVIDEND

In 2010 and 2009, the Board of Directors did not declare a cash dividend.

The Board of Directors, at its regular annual meeting June 26, 2008, declared a cash dividend payment of ten cents ($0.10, $0.067 after stock split) per common share of stock for shareholders of record as of July 31, 2008, with a payment date of August 21, 2008.

NOTE 10 – PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2010	2009	2008

Basic earnings per share
Net income	$8,052,609	$5,284,712	$1,527,598
Weighted average shares outstanding	6,622,480	5,783,328	5,393,720

Basic earnings per share	$1.22	$0.91	$0.28

Diluted earnings per share
Net income	$8,052,609	$5,284,712	$1,527,598

Weighted average shares outstanding	6,622,480	5,783,328	5,393,720
Add dilutive effect of assumed exercising of stock options	44,000	18,131	—

Diluted average shares outstanding	6,666,480	5,801,459	5,393,720

Diluted earnings per share	$1.21	$0.91	$0.28

NOTE 11 - LEGAL PROCEEDINGS

Finalized Litigation
In May 2006, All American Recycling, known as AAR, and its owners, R.D. Burton and Donna Burton filed a lawsuit in Jefferson County, Kentucky Circuit Court against us and K&R Resources LLC (All American Recycling, Inc. and R.D. Burton and Donna Burton v. Industrial Services of America, Inc., et. al., Jefferson Circuit Court, Case No. 06-C-04701), as further described in the Form 10-Q for the period ended September 30, 2008. Both parties entered into a settlement agreement as described in the 8-K dated February 18, 2009. By March 31, 2009, All American Recycling, Inc. had vacated the premises at Grade Lane, Louisville, Kentucky that it had subleased from us pursuant to the terms of the settlement agreement that was entered on February 2, 2009.

30.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

We have renovated the Camp Ground Road facility and it is now a full-service yard providing ferrous, non-ferrous and stainless material for the Grade Lane operations. After AAR vacated the Grade Lane premises, we relocated the stainless steel inventory operations from the Camp Ground Road location to the vacated premises on Grade Lane.

Pending Litigation
On January 4, 2007, Lennox Industries, Inc., a commercial heating and air-conditioning manufacturer, filed a suit against us captioned Lennox Industries, Inc. v. Industrial Services of America, Inc., Case No. CV-2007-004 in the Arkansas County, Arkansas Circuit court in Stuttgart, Arkansas. Lennox in its Second Amended Complaint currently alleges breach of contract, negligence, and breach of fiduciary duty arising from our alleged miscategorization of Lennox’s scrap metal and mismanagement of the scrap metal recycling operations at three Lennox plants during the contract period April 18, 2001 through November 2005.

We filed a Motion for Summary Judgment in October, 2009, which the court denied in February, 2010. Discovery by the parties is still ongoing. A jury trial is currently set for June 20, 2011. We are vigorously defending all of Lennox’s claims as we believe the claims to be without merit.

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
December 31, 2010, 2009, and 2008

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

	Recycling	Waste Services	Other	Segment Totals

2010
Recycling revenues	$334,667,090	$—	$—	$334,667,090
Equipment sales, services and leasing revenues	—	2,125,677	—	2,125,677
Management fees	—	6,212,548	—	6,212,548
Cost of goods sold	(309,480,805)	(6,239,489)	—	(315,720,294)
Selling, general and administrative expenses	(7,469,442)	(1,016,320)	(5,250,923)	(13,736,685)

Segment profit (loss)	$17,716,843	$1,082,416	$(5,250,923)	$13,548,336

	Recycling	Waste Services	Other	Segment Totals

2010
Cash	$1,257,875	$—	$1,210,409	$2,468,284
Accounts receivable, net	24,932,813	1,140,517	1,375,816	27,449,146
Inventories	34,221,646	88,985	—	34,310,631
Net property and equipment	25,798,737	1,228,183	527,183	27,554,103
Goodwill	6,840,046	—	—	6,840,046
Net intangibles	5,775,000	—	—	5,775,000
Other assets	574,525	85,653	1,104,478	1,764,656

Segment assets	$99,400,642	$2,543,338	$4,217,886	$106,161,866

32.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

	Recycling	Waste Services	Other	Segment Totals

2009
Recycling revenues	$171,841,112	$—	$—	$171,841,112
Equipment sales, services and leasing revenues	—	2,115,813	—	2,115,813
Management fees	—	7,094,755	—	7,094,755
Cost of goods sold	(154,482,014)	(6,276,961)	—	(160,758,975)
Selling, general and administrative expenses	(6,279,660)	(1,333,300)	(2,874,705)	(10,487,665)

Segment profit (loss)	$11,079,438	$1,600,307	$(2,874,705)	$9,805,040

	Recycling	Waste Services	Other	Segment Totals

2009
Cash	$530,927	$—	$182,135	$713,062
Accounts receivable, net	7,520,273	980,897	11,156	8,512,326
Inventories	26,314,944	111,667	—	26,426,611
Net property and equipment	23,576,453	1,340,654	2,077,432	26,994,539
Goodwill	2,567,046	—	—	2,567,046
Other assets	586,238	22,114	851,681	1,460,033

Segment assets	$61,095,881	$2,455,332	$3,122,404	$66,673,617

	Recycling	Waste Services	Other	Segment Totals

2008
Recycling revenues	$79,545,562	$—	$—	$79,545,562
Equipment sales, services and leasing revenues	—	2,314,203	—	2,314,203
Management fees	—	18,182,726	—	18,182,726
Cost of goods sold	(69,197,345)	(17,390,181)	—	(86,587,526)
Selling, general and administrative expenses	(5,179,086)	(1,875,098)	(2,944,346)	(9,998,530)

Segment profit (loss)	$5,169,131	$1,231,650	$(2,944,346)	$3,456,435

33.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

	Recycling	Waste Services	Other	Segment Totals

2008
Cash	$237,914	$15,132	$850,796	$1,103,842
Accounts receivable	2,084,702	1,714,436	12,346	3,811,484
Inventories	4,255,802	115,546	—	4,371,348
Net property and equipment	13,736,644	1,632,674	2,074,061	17,443,379
Goodwill	560,005	—	—	560,005
Other assets	179,393	16,953	1,305,026	1,501,372

Segment assets	$21,054,460	$3,494,741	$4,242,229	$28,791,430

NOTE 13 – PURCHASE OF INVENTORY, FIXED ASSETS, AND INTANGIBLE ASSETS OF VENTURE METALS, LLC

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

Under the agreement, we had the right to retain the use of the property located at 3409 Camp Ground Road, Louisville, Kentucky, the site of the Venture Metals business that Venture Metals leases from Luca Investments, LLC, an affiliate of Venture Metals, owned 50.0% each by Messrs. Jones and Valentine. We had the right to use the facilities located on those premises for a period not to exceed two years from the date of the agreement for a monthly rental of $15,000. Messrs. Valentine and Corona are our employees. We entered into an employment agreement with Mr. Valentine which include bonuses for which we have accrued in our balance sheet as of December 31, 2010 and 2009.

On April 13, 2009, we exercised our option to purchase fixed assets under an installment purchase agreement with Venture Metals, LLC, whereby Venture Metals sold all of its fixed assets, located at 3409 Camp Ground Road, Louisville, Kentucky, to us by virtue of an installment purchase agreement effective February 11, 2009. Steve Jones, Jeff Valentine and Carlos Corona are the sole members of Venture Metals. Under the notice of exercise of option to purchase fixed assets we agreed to purchase the fixed assets on April 17, 2009 for the purchase price of $1,498,885 less the aggregate amount of all rent we paid to Venture Metals under the previous agreement. The installment payment we owed to Venture Metals was $15,000 per month commencing March 1, 2009 with a pro-rata amount paid for the period from February 11, 2009 through February 28, 2009. A further description of the installment purchase agreement and related transactions is contained in Items 1.01 and 2.01 of Form 8-K for the event dated February 11, 2009, as filed on February 18, 2009, with the Securities and Exchange Commission by us.

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

34.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

We completed the acquisition of the real property at 3409 Camp Ground Road, Louisville, Kentucky, from Luca Investments, LLC, an affiliate of Venture Metals, on April 2, 2009. Under the agreement, we purchased the property and improvements thereon consisting of 5.67 acres with a 7,875 square foot building located thereon. We paid $2,067,041 for the property, comprised of $1,267,041 in cash and 300,000 shares of ISA common stock priced at the per share NASDAQ last sale price of $2.67, as quoted on NASDAQ at 10:30 a.m. (EDT) on April 2, 2009. We determined the purchase price for the real estate based on internal analyses as to the value of the property. BB&T provided credit to us under our $10,000,000 line of credit with BB&T funding the cash portion of the purchase price.

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

On March 26, 2010, we entered into an agreement dated July 1, 2010, subject to shareholder approval of certain issuances of shares of our common stock. After shareholder approval of the issuance of 300,000 shares of our common stock, on July 1, 2010, we entered into an asset purchase agreement and a non-compete agreement with Venture Metals, LLC, 3409 Camp Ground Road, Louisville, KY 40211. Pursuant to the asset purchase agreement dated July 1, 2010, in consideration for the transfer of the Venture Metals, LLC name and entry into the Non-Compete Agreement, we delivered to Venture Metals, LLC 300,000 shares of our common stock based on a price of $10.41 per share (the “Purchase Price”) based on the stock price on July 1, 2010.

35.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

The purchase price was negotiated between us and Steve Jones, co-owner of Venture Metals, LLC. Venture Metals, LLC is owned by Steve Jones and Jeff Valentine, both of who were our employees at the time. Mr. Valentine remains our employee. At the same time as these negotiations took place, we renegotiated the employment agreements of Mr. Jones and Mr. Valentine, as further described Note 6 – “Certain Related Party Transactions.” Mr. Jones’ and Mr. Valentine’s original employment agreements were entered into in connection with our prior purchase of assets from Venture Metals, LLC. An outside financial consultant also assessed the transaction to provide an opinion of the fair value of the transaction, which led to a supplemental acquisition dated July 1, 2010, as described below.

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

On June 16, 2010, the Company and Venture agreed to a supplemental acquisition dated July 1, 2010. Pursuant to this agreement, on April 12, 2010, the Company paid Venture $1,348,942 for commissions earned and accrued in 2009 using the line of credit facility and on July 1, 2010, issued to Venture 300,000 shares of Common Stock, in exchange for Venture’s customer list, the Venture name, Venture’s execution of a non-compete agreement, and Venture’s agreement to cause Mr. Steve Jones and Mr. Valentine to provide the company with non-compete agreements. Based on an independent appraisal, the Company shall deliver up to an additional 750,000 shares of ISA Common Stock in accordance with the following:

36.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

                    (a) Venture shall receive up to ninety thousand (90,000) shares of ISA common stock per annum commencing in 2011 for calendar year 2010, and thereafter in 2012, 2013, 2014, and 2015 for calendar years 2011, 2012, 2013, and 2014, respectively, resulting in a maximum of four hundred and fifty thousand (450,000) shares of ISA common stock over the such period (but in no event greater than 90,000 shares in any one calendar year) based on satisfaction of the RONA criteria set forth in Exhibit 10.3 of the June 30, 2010 Form 10-Q as previously filed with the SEC and incorporated herein by reference. Such consideration shall be payable in the form of ISA common stock in one delivery of a stock certificate, as soon as practicable following December 31, 2015 subject to applicable withholding and other taxes and other required deductions;

                    (b) Venture shall be entitled to receive additional consideration for the purchase of assets up to three hundred thousand (300,000) shares of ISA common stock based on satisfaction of the 5 year (2010-2014) average RONA criteria set forth in Exhibit 10.3 of the June 30, 2010 Form 10-Q as previously filed with the SEC and incorporated herein by reference. Such consideration shall be payable in the form of Company common stock in one delivery of a stock certificate, as soon as practicable following December 31, 2014 subject to applicable withholding and other taxes and other required deductions.

The Company is in the process of obtaining a valuation. Based on preliminary estimates and the share price as of July 1, 2010 of $10.41 per share, we recorded additional goodwill of $4,273,000, decreased the value of the intangible asset by $630,000, and increased fourth quarter amortization expense related to the intangible assets by $98,718. We have also recorded a commitment of $7,300,000 representing the fair value of the contingent consideration associated with the purchase of the intangibles as of December 31, 2010.

NOTE 14 - LONG TERM INCENTIVE PLAN

At our June 16, 2009 annual shareholders meeting, shareholders approved ratification of a long term incentive plan and approved the issuance of additional common shares of our stock. At our June 10, 2010 annual shareholders meeting, the shareholders approved the reservation of 1,200,000 additional shares of our common stock under the plan. The plan makes available up to 2,400,000 shares of our common stock for performance-based awards under the plan. We may grant any of these types of awards: non-qualified and incentive stock options; stock appreciation rights; and other stock awards including stock units, restricted stock units, performance shares, performance units, and restricted stock. The performance goals that we may use for such awards will be based on any one or more of the following performance measures: cash flow; earnings; earnings per share; market value added or economic value added; profits; return on assets; return on equity; return on investment; revenues; stock price; or total shareholder return.

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

37.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

As of July 1, 2009, we awarded options to purchase 30,000 shares of our stock each to our three independent directors for a total of 90,000 shares at a per share exercise price of $4.23. We recorded expense related to these stock options of $95,071 in 2009. See Note 1 – “Stock Option Plans” of these Notes to Consolidated Financial Statements for additional information on this stock option plan.

On January 11, 2010, we issued 18,000 shares of stock to management at a per share price of $6.47, and as of February 11, 2010, we awarded 7,500 shares of our stock to management at a per share price of $6.73. The Board of Directors approved the grant on January 6, 2010. On June 8, 2010, we awarded 30,000 shares of our stock to management at a per share price of $9.51. On November 15, 2010, we awarded 5,000 shares of our stock to management at a per share price of $10.34. In January 2011, we awarded 60,000 shares of our stock to management and 600 shares of our stock to consultants at various prices.

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st	2nd	3rd	4th	Year

2010
Revenue	$74,168,966	$92,814,962	$76,550,300	$99,471,087	$343,005,315
Income before other income (expense)	3,082,436	4,189,393	3,484,914	2,791,593	13,548,336
Net income	1,763,264	2,347,200	1,922,621	2,019,524	8,052,609
Basic earnings per share	0.27	0.36	0.28	0.30	1.22
Diluted earnings per share	0.27	0.36	0.28	0.29	1.21

	1st	2nd	3rd	4th	Year

2009
Revenue	$24,249,923	$39,124,314	$79,969,474	$37,707,969	$181,051,680
Income before other income (expense)	1,275,144	1,711,188	3,906,967	2,911,741	9,805,040
Net income	654,063	922,210	2,161,214	1,547,225	5,284,712
Basic earnings per share	0.12	0.17	0.37	0.24	0.91
Diluted earnings per share	0.12	0.17	0.37	0.24	0.91

Depreciation expense that was taken in the first three quarters of 2009 in the amount of $68,439 related to the acquisition of the Venture Metals, LLC was adjusted as a result of finalizing the purchase price allocation resulting in a reduction of depreciation expense in the fourth quarter of 2009.

	1st	2nd	3rd	4th	Year

2008
Revenue	$26,083,395	$34,511,085	$28,837,828	$10,610,183	$100,042,491
Inventory write-down	—	—	—	(1,228,352)	(1,228,352)
Income before other income (expense)	1,884,895	2,814,162	1,940,416	(3,183,038)	3,456,435
Legal settlement	—	—	—	(990,000)	(990,000)
Net income	1,086,551	1,662,632	1,280,115	(2,501,700)	1,527,598
Basic earnings per share	0.20	0.31	0.24	(0.46)	0.28
Diluted earnings per share	0.20	0.31	0.24	(0.46)	0.28

38.

SUPPLEMENTARY INFORMATION

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2010, 2009 and 2008

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Period

Allowance for doubtful accounts 2010 (deducted from accounts receivable)	$100,000	$—	$—	$100,000

Allowance for doubtful accounts 2009 (deducted from accounts receivable)	$490,000	$—	$(390,000)	$100,000

Allowance for doubtful accounts 2008 (deducted from accounts receivable)	$100,000	$390,000	$—	$490,000

Accrual for legal settlements for 2010	$—	$—	$—	$—

Accrual for legal settlements for 2009	$990,000	$—	$990,000	$—

Accrual for legal settlements for 2008	$—	$990,000	$—	$990,000

* uncollected amounts written off, net of recoveries

39.