Form 10-Q
period 2011-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2011-05-02
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2011: 6,940,517.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2011 (Unaudited)	December 31, 2010

	(in thousands)
Current assets
Cash and cash equivalents	$2,209	$2,468
Accounts receivable – trade (after allowance for doubtful accounts of $100 thousand in 2011 and 2010)	30,706	27,449
Net investment in sales-type leases	35	33
Inventories	35,667	34,311
Deferred income taxes	942	942
Other	423	398

Total current assets	69,982	65,601

Net property and equipment	26,981	27,554

Other assets
Net investment in sales-type leases	31	40
Notes receivable – related party	78	88
Goodwill	6,840	6,840
Intangible assets, net	5,587	5,775
Other assets	224	263

Total other assets	12,760	13,006

Total assets	$109,723	$106,161

See accompanying notes to consolidated financial statements.	3

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2011 (Unaudited)	December 31, 2010

	(in thousands)
Current liabilities
Current maturities of long-term debt (Note 4)	$1,827	$1,824
Accounts payable	11,807	11,406
Income tax payable	3,182	2,909
Interest rate swap agreement liability (Note 4)	567	650
Accrued bonuses	713	1,175
Other current liabilities	418	319

Total current liabilities	18,514	18,283

Long-term liabilities
Long-term debt (Note 4)	44,209	43,623
Deferred income taxes	3,407	3,373

Total long-term liabilities	47,616	46,996

Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized, 7,192,500 shares issued in 2011 and 2010, 6,940,517 and 6,454,938 shares outstanding in 2011 and 2010, respectively	24	24
Additional paid-in capital	18,282	17,852
Retained earnings	26,105	23,938
Accumulated other comprehensive loss	(304)	(353)
Treasury stock at cost, 251,983 and 737,562 shares in 2011 and 2010, respectively	(514)	(579)

Total shareholders’ equity	43,593	40,882

Total liabilities and shareholders’ equity	$109,723	$106,161

See accompanying notes to consolidated financial statements.	4

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 2011 AND 2010
(UNAUDITED)

	2011	2010

	(in thousands, except per share information)
Revenue from services	$1,371	$1,535
Revenue from product sales	104,816	72,634

Total Revenue	106,187	74,169

Cost of goods sold for services	1,277	1,351
Cost of goods sold for product sales	97,075	66,535

Total Cost of goods sold	98,352	67,886

Selling, general and administrative expenses	3,780	3,201

Income before other income (expense)	4,055	3,082

Other income (expense)
Interest expense	(671)	(329)
Interest income	6	8
Gain on sale of assets	49	185
Other income (loss), net	—	(7)

Total other income (expense)	(616)	(143)

Income before income taxes	3,439	2,939

Income tax provision	1,272	1,176

Net income	$2,167	$1,763

Basic earnings per share	$0.31	$0.27

Diluted earnings per share	$0.31	$0.27

Weighted shares outstanding:
Basic	6,885	6,450

Diluted	6,928	6,488

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2011
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity

	Shares	Amount				Shares	Cost

(in thousands, except share information)
Balance as of December 31, 2010	7,192,500	$24	$17,853	$23,938	$(353)	(402,583)	$(579)	$40,883

Net unrealized income on derivative instruments, net of tax	—	—	—	—	49	—	—	49

Stock bonuses	—	—	429	—	—	150,600	65	494

Net income	—	—	—	2,167	—	—	—	2,167

Balance as of March 31, 2011	7,192,500	$24	$18,282	$26,105	$(304)	(251,983)	$(514)	$43,593

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

	(in thousands)
Cash flows from operating activities
Net income	$2,167	$1,763
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,119	864
Stock bonus to employees	494	167
Loss on sale of property and equipment	(49)	(185)
Change in assets and liability
Receivables	(3,257)	(15,520)
Net investment in sales-type leases	8	7
Inventories	(1,357)	6,574
Other assets	137	109
Accounts payable	401	9,675
Accrued bonuses	(462)	337
Income tax payable	272	540
Other current liabilities	100	(22)

Net cash (used in) from operating activities	(427)	4,309

Cash flows from investing activities
Proceeds from sale of property and equipment	54	274
Purchases of property and equipment	(331)	(525)
Deposits on equipment	(154)	(70)
Payments from related party	10	10

Net cash used in investing activities	(421)	(311)

Cash flows from financing activities
Payments on capital lease obligation	—	(18)
Payments on long-term debt	(4,101)	(4,644)
Proceeds from long-term debt	4,690	1,087

Net cash from (used in) financing activities	589	(3,575)

Net (decrease) increase in cash	(259)	423
Cash at beginning of year	2,468	713

Cash at end of year	$2,209	$1,136

Supplemental disclosure of cash flow information:
Cash paid for interest	671	329
Cash paid for taxes	1,000	635

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2011 and the results of our operations and changes in our cash flow for the periods ended March 31, 2011 and 2010. Results of operations for the period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2010 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.

Reclassifications

We have reclassified certain cash flow items within the accompanying Condensed Consolidated Financial Statements of Cash Flows and Notes to Condensed Consolidated Financial Statements for the prior year in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income.

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

We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments in thousands at March 31, 2011:

	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$2,209	$—	$2,209

Liabilities
Long-term debt	$—	$(46,036)	$(46,036)
Derivative contract		(567)	(567)

We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the quarter ending March 31, 2011. For Level 3 assets, goodwill is subject to impairment analysis each year under Phase I of the ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment.

Subsequent Events

We have evaluated the period from March 31, 2011 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements, and we identified the following events:

Promissory Note payable to Fifth Third Bank:
On April 12, 2011, Industrial Services of America, Inc. (the “Company”) entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third Bank (the “Bank”) pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. See Note 4 – “Long Term Debt and Notes Payable to Bank” for additional details relating to this loan.

First Amendment to Credit Agreement with Fifth Third Bank:
On April 14, 2011, Industrial Services of America, Inc. and ISA Indiana, Inc. (the “Companies”) entered into a First Amendment to Credit Agreement (the “April Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement as follows: (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents. See Note 4 – “Long Term Debt and Notes Payable to Bank” for additional details relating to this amendment.

NOTE 2 – ESTIMATES

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

NOTE 3 – INTANGIBLE ASSETS

Purchased intangible assets are initially recorded at cost and finite life intangible assets are amortized over their useful economic lives on a straight line basis. Intangible assets having indefinite lives and intangible assets that are not yet ready for use are not amortized and are reviewed annually for impairment in accordance with Note 1 – “Summary of Significant Accounting Policies –Fair Value.”

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

We have the following intangible assets as of March 31, 2011:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

	(in thousands)
Amortized intangible assets
Venture Metals, LLC trade name	$730	$(110)	$620
Venture Metals, LLC customer list	620	(93)	527
Non-compete agreements	4,800	(360)	4,440

Total intangible assets	$6,150	$(563)	$5,587

We amortize the trade name and customer list using a method that reflects the pattern in which the economic benefits are consumed or otherwise used over a 5-year life as stated in the agreements. We amortize the non-compete agreements on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $187.5 thousand for the quarter ended March 31, 2011. We did not have amortization expense for the quarter ended March 31, 2010.

As of March 31, 2011, we expect amortization expense for these assets for the next five fiscal years and thereafter to be as follows:

Year	Balance - Beginning of Year	Amortization	Balance - End of Year

	(in thousands)
2011	$5,775	$(750)	$5,025
2012	5,025	(750)	4,275
2013	4,275	(750)	3,525
2014	3,525	(750)	2,775
2015	2,775	(615)	2,160
Thereafter	2,160	(2,160)	—

NOTE 4 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

On April 12, 2011, we entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third Bank (the “Bank”) pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is five and 68/100 percent (5.68%); provided, however that (A) such interest rate is based on an interest rate swap rate for a term approximating the weighted average life of this Note as quoted in the Bloomberg SWAP Rate report as of the date of this Note and (B) such interest rate may be adjusted by the Bank based upon a corresponding increase in the interest rate swap rate quoted in such report as in effect on the date of the advance. Principal and interest shall be payable in 48 equal monthly installments, each on the 20 day of each calendar month of $5,294 commencing on the 20 day of May, 2011, with the entire unpaid principal amount hereof, together with all accrued and unpaid interest, charges, fees or other advances, if any, due on or before April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note.

On April 14, 2011, we entered into a new First Amendment to Credit Agreement (the “April Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (discussed below) as follows: (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents.

Under the Credit Agreement, we were permitted to borrow the lesser of $40.0 million or the borrowing base, consisting of the sum of 80% of eligible accounts plus 60% of eligible inventory up to $17.0 million. Under the April Amendment, the Bank agreed to increase the revolving credit facility to the lesser of $45.0 million or the borrowing base, consisting of the sum of 80% of eligible accounts plus 60% of eligible inventory up to $18.0 million.

On July 30, 2010, we entered into a Credit Agreement (the “Credit Agreement”) with Fifth Third Bank pursuant to which Fifth Third Bank provided us a revolving credit facility in the amount of $40.0 million for the purpose of replacing the existing $20.0 million senior revolving credit facility with Branch Banking and Trust Company (“BB&T”) and for payment of the $5.0 million note payable to BB&T (collectively, the “Prior Obligations”). Proceeds of the new revolving credit facility in the amount of $33.4 million were used to repay the outstanding principal balance of the Prior Obligations. We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory. In addition, we entered into a term loan agreement with Fifth Third Bank in the amount of $8.8 million for the purpose of replacing the $6.0 million note payable secured by our shredder system, the $3.0 million note payable secured by our rental fleet equipment, and the $610 thousand note payable secured by our crane.

With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. As of March 31, 2011, the interest rate was 3.00%. We also pay a fee of 0.5% on the unused portion. The revolving credit facility expires on July 31, 2013. Under the April Amendment to the revolving credit facility, we are permitted to borrow the lesser of $45.0 million or the borrowing base, consisting of the sum of 80% of eligible accounts plus 60% of eligible inventory up to $18.0 million. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, we provided Fifth Third Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with the $8.8 million term loan. As of March 31, 2011, the outstanding balance of the revolving line of credit was $36.5 million.

The $8.8 million term loan provides for an interest rate of 3.25% as of March 31, 2011. Principal and interest is payable monthly in consecutive equal installments of $105 thousand. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on July 31, 2013. In addition, beginning April 30, 2012 (or, if earlier, upon completion of the Company’s financial statements for the fiscal year ending December 31, 2011), we will make an annual payment equal to 25% of (i) our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided Fifth Third Bank a first priority security interest in all equipment other than the rental fleet that we own. As of March 31, 2011, the outstanding balance of the term loan was $8.0 million.

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

In the Credit Agreement, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. As of March 31, 2011, we were in compliance with all covenants.

Prior to entering into the April Amendment, on November 15, 2010, we entered into a prior First Amendment to Credit Agreement (the “November Amendment”) with Fifth Third Bank which amended the July 30, 2010 Credit Agreement. Under the original Credit Agreement, the Company was permitted to borrow the lesser of $40.0 million or the borrowing base, consisting of the sum of 80% of eligible accounts plus 60% of eligible inventory up to $17.0 million. Under the November Amendment, the Bank agreed to temporarily increase the revolving credit facility to the lesser of $44.5 million or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $17.0 million. The increase in availability and percentage of eligible accounts expired on December 16, 2010, at which time the terms of the Credit Agreement continued in full force and effect, until modified by the April Amendment.

On October 19, 2010, we entered into a Promissory Note (the “Note”) with Fifth Third Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is equal to five and 20/100 percent (5.20%) per annum. Principal and interest is payable monthly in consecutive equal installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the Note, we provided Fifth Third Bank a first priority security interest in the equipment purchased with the proceeds. As of March 31, 2011, the outstanding balance of this note was $1.2 million.

On August 2, 2007, we entered into an asset purchase agreement for $1.3 million funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20.0 thousand per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100.0 thousand cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1.0 million with an outstanding balance at March 31, 2011 of $323 thousand.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $5.1 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.3 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $497.0 thousand in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At March 31, 2011, we recorded the estimated fair value of the liability related to the three swaps as approximately $567.0 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. These swap agreements were not affected by the debt restructuring with Fifth Third Bank. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of March 31, 2011, the balance in this account was $653.0 thousand.

Our long term debt as of March 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010

	(unaudited)
	(in thousands)
Revolving credit facility of $40 million with Fifth Third Bank. See above description for additional details.	$36,528	$35,489

Note payable to Fifth Third Bank in the amount of $8.8 million secured by our rental fleet equipment, our shredder system assets, and a crane. See above description for additional details.	7,960	8,275

Note payable to Fifth Third Bank in the amount of $1,320,240 secured by equipment purchased with the proceeds. See above description for additional details.	1,194	1,271

Note payable to Paccar Financial Corp. in the amount of $163,655 secured by one Kenworth truck. Payments are $1,697.68 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	31	36

Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7.0%) interest rate. The maturity date under this agreement is August 2012.	323	376

	46,036	45,447
Less current maturities	1,827	1,824

	$44,209	$43,623

The annual maturities of long term debt (in thousands) as of March 31, 2011 are as follows:

2011	$1,827
2012	1,687
2013	42,313
2014	209
Thereafter	—

Total	$46,036

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

FOR THE THREE MONTHS ENDED MARCH 31, 2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$104,238	$—	$—	$104,238
Equipment sales, service and leasing revenues	—	578	—	578
Management fees	—	1,371	—	1,371
Cost of goods sold	(96,862)	(1,490)	—	(98,352)
Selling, general, and administrative expenses	(2,162)	(194)	(1,424)	(3,780)

Segment profit (loss)	$5,214	$265	$(1,424)	$4,055

Segment assets	$99,094	$2,430	$8,199	$109,723

FOR THE THREE MONTHS ENDED MARCH 31, 2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$72,069	$—	$—	$72,069
Equipment sales, service and leasing revenues	—	565	—	565
Management fees	—	1,535	—	1,535
Cost of goods sold	(66,312)	(1,574)	—	(67,886)
Selling, general, and administrative expenses	(1,675)	(282)	(1,244)	(3,201)

Segment profit (loss)	$4,082	$244	$(1,244)	$3,082

Segment assets	$69,992	$2,510	$3,056	$75,558

NOTE 6 – INVENTORIES

Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, scrap metals and are valued at the lower of average purchased cost or market using the specific identification method. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We would recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. We would record the loss in cost of goods sold in the period during which we identified the loss.

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

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Shredder replacement parts included in Inventory are depreciated over a one-year life. Other inventory includes misc equipment, fuel, cardboard and baling wire. Inventories as of March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011				December 31, 2010

	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total

	(in thousands)
Stainless steel alloys	$25,942	$—	$215	$26,157	$24,455	$—	$259	$24,714
Ferrous materials	4,965	2	550	5,517	5,561	2	733	6,296
Non-ferrous materials	1,260	1,135	69	2,464	530	1,201	123	1,854
Waste equipment machinery	—	52	—	52	—	75	—	75
Other	—	47	—	47	—	59	—	59

Total inventories for sale	32,167	1,236	834	34,237	30,546	1,337	1,115	32,998

Shredder replacement parts	1,430	—	—	1,430	1,313	—	—	1,313

Total inventories	$33,597	$1,236	$834	$35,667	$31,859	$1,337	$1,115	$34,311

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

We lease a crane from a related party under an operating lease expiring in November 2015 for a monthly payment of $5,500.

Future minimum lease payments for operating leases in thousands as of March 31, 2011 are as follows:

2011	$708
2012	543
2013	66
2014	66
2015	55
Thereafter	—

Future minimum lease payments	$1,438

Total rent expense for the three months ended March 31, 2011 and 2010 was $279.4 thousand and $213.5 thousand, respectively.

NOTE 8 – PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Three months ended March 31, 2011 compared to three months ended March 31, 2010:

	2011	2010

	(in thousands, except per share information)
Basic earnings per share
Net income	$2,167	$1,763

Weighted average shares outstanding	6,885	6,450

Basic earnings per share	$0.31	$0.27

Diluted earnings per share
Net income	$2,167	$1,763

Weighted average shares outstanding	6,885	6,450
Add dilutive effect of assumed exercising of stock options	43	38

Diluted weighted average shares outstanding	6,928	6,488

Diluted earnings per share	$0.31	$0.27

NOTE 9 – LONG TERM INCENTIVE PLAN

The Company’s long term incentive plan makes available up to 2.4 million shares of our common stock for performance-based awards under the plan. We may grant any of these types of awards: non-qualified and incentive stock options; stock appreciation rights; and other stock awards including stock units, restricted stock units, performance shares, performance units, and restricted stock. The performance goals that we may use for such awards will be based on any one or more of the following performance measures: cash flow; earnings; earnings per share; market value added or economic value added; profits; return on assets; return on equity; return on investment; revenues; stock price; or total shareholder return.

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

As of July 1, 2009, we awarded options to purchase 30.0 thousand shares of our stock each to our three independent directors for a total of 90.0 thousand shares at a per share exercise price of $4.23. We recorded expense related to these stock options of $95.1 thousand in 2009.

On January 11, 2010, we issued 18.0 thousand shares of stock to management at a per share price of $6.47, and as of February 11, 2010, we awarded 7.5 thousand shares of our stock to management at a per share price of $6.73. The Board of Directors approved the grant on January 6, 2010. On June 8, 2010, we awarded 30.0 thousand shares of our stock to management at a per share price of $9.51. On November 15, 2010, we awarded 5.0 thousand shares of our stock to management at a per share price of $10.34. In January 2011, we awarded 60.0 thousand shares of our stock to management and 0.6 thousand shares of our stock to consultants at various prices.

NOTE 10 – LEGAL PROCEEDINGS

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

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers. Currently, we service approximately 900 customer locations throughout the United States and Canada, and we utilize an active database of over 7,000 vendors to provide timely, thorough and cost-effective service to our customers.

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

Liquidity and Capital Resources

As of March 31, 2011 we held cash and cash equivalents of $2.2 million. We maintain a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of March 31, 2011, the balance in this account was $653 thousand.

On April 12, 2011, we entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third Bank (the “Bank”) pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is five and 68/100 percent (5.68%); provided, however that (A) such interest rate is based on an interest rate swap rate for a term approximating the weighted average life of this Note as quoted in the Bloomberg SWAP Rate report as of the date of this Note and (B) such interest rate may be adjusted by the Bank based upon a corresponding increase in the interest rate swap rate quoted in such report as in effect on the date of the advance. Principal and interest shall be payable in 48 equal monthly installments, each on the 20 day of each calendar month of $5,294 commencing on the 20 day of May, 2011, with the entire unpaid principal amount hereof, together with all accrued and unpaid interest, charges, fees or other advances, if any, due on or before April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note.

On April 14, 2011, we entered into a First Amendment to Credit Agreement (the “April Amendment”) with Fifth Third Bank (the “Bank”) which amends the July 30, 2010 Credit Agreement as follows: (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents.

Under the original Credit Agreement, we were permitted to borrow the lesser of $40.0 million or the borrowing base, consisting of the sum of 80% of eligible accounts plus 60% of eligible inventory up to $17.0 million. Under the April Amendment, the Bank agreed to increase the revolving credit facility to the lesser of $45.0 million or the borrowing base, consisting of the sum of 80% of eligible accounts plus 60% of eligible inventory up to $18.0 million.

We have long term debt comprised of the following:

	March 31, 2011 (unaudited)	December 31, 2010

	(in thousands)
Non-revolving line of credit	$—	$—
Revolving line of credit	36,528	35,489
Notes payable	9,508	9,958

	$46,036	$45,447

As of March 31, 2011, we were in compliance with all restrictive covenants related to our debt.

We expect that existing cash flow from operations, available credit under our existing credit facilities, and other alternative financing will be sufficient to meet our cash needs for the next year and beyond. As of March 31, 2011, we had commitments for capital expenditures for $226.9 thousand to purchase additional operating equipment.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Three months ended
	March 31,

	2011	2010

Statements of Operations Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	92.6%	91.5%
Selling, general and administrative expenses	3.6%	4.3%
Income before other income/expenses	3.8%	4.2%

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Total revenue increased $32.0 million or 43.1% to $106.2 million in the first quarter of 2011 compared to $74.2 million in the same period in 2010. Recycling revenue increased $32.1 million or 44.5% to $104.2 million in 2011 compared to $72.1 million in 2010. This is primarily due to an increase of 1.8% in volume of stainless steel shipments, a 52.9% increase in volume of ferrous shipments and a 10.9% increase in volume of non-ferrous shipments, and an average increase in price of 10.9%. Waste Services revenue decreased $0.1 million or 7.2% to $2.0 million in 2011 compared to $2.1 million in 2010, primarily due to a $0.3 million decrease in management revenue partially offset by a $0.1 million increase in cardboard revenue due to higher cardboard prices at the beginning of 2011 as compared to the beginning of 2010.

Total cost of goods sold increased $30.5 million or 44.9% to $98.4 million in the first quarter of 2011 compared to $67.9 million in 2010. Recycling cost of goods sold increased $30.6 million or 46.2% to $96.9 million in 2011 compared to $66.3 million in the same period in 2010. This is primarily due to the increases in shipments noted above and 30.7% higher commodity purchase prices. Waste services cost of goods sold decreased $0.1 million or 5.3% to $1.5 in 2011 compared to $1.6 million in 2010 primarily due to a $0.1 million decrease in management services costs, which relates to the decrease in management revenue above.

Selling, general and administrative expenses increased $0.6 million or 18.8% to $3.8 million in the first quarter of 2011 compared to $3.2 million in the same period in 2010. As a percentage of revenue, selling, general and administrative expenses were 3.6% in 2011 compared to 4.3% in 2010. The primary drivers of the increase in total expenses are as follows:

•	An increase in depreciation and amortization of $0.3 million;
•	An increase in operating supplies, fuel, lubricant, and hauling expenses of $0.2 million;
•	An increase in legal expenses of $0.2 million;
•	An increase in consulting and management fee expenses of $0.2 million;
•	An increase in utilities expense of $0.1 million;
•	An increase in property and license taxes and fees of $0.1 million; and
•	An increase in repairs and maintenance expense of $0.1 million.

These increases were partially offset by the following:

•	A decrease in lease/rent expense of $0.4 million; and
•	A decrease in labor and bonus expense of $0.1 million.

Other expense increased $0.5 million to other expense of $0.6 million in 2011 compared to other expense of $0.1 million in 2010. This was primarily due to an increase in interest expense of $0.4 million and a decrease in the gain on sale of assets of $0.1 million.

Income tax provision increased $0.1 million to $1.3 million in 2011 compared to $1.2 million in 2010. The effective tax rates in 2011 and 2010 were 37.0% and 40.0%, respectively, based on federal and state statutory rates.

Financial condition at March 31, 2011 compared to December 31, 2010

Cash and cash equivalents decreased $0.3 million to $2.2 million as of March 31, 2011 compared to $2.5 million as of December 31, 2010.

Net cash used in operating activities was $0.4 million for the three months ended March 31, 2011. This was primarily due to the combination of increased sales, purchases, and pricing, resulting in an increase of $0.4 million in accounts payable, an increase of $1.4 million in inventories, a $3.3 million increase in accounts receivable, and a $0.5 million decrease in accrued bonuses.

We used net cash from investing activities of $0.4 million for the three months ended March 31, 2011. We used $12 thousand for road and building improvements. We purchased recycling and rental fleet equipment, shredder system equipment, and an enclosure for the sorter for $0.3 million. The rental fleet equipment consists of solid waste handling and recycling equipment such as monitors, compactors, containers and balers. It is our intention to continue to pursue this market. Additionally, we spent $25 thousand on office furniture and a server. We received $54 thousand from sales of our rental fleet compactors, and pre-crushers. We paid deposits of $0.2 million on machinery and equipment.

Net cash from financing activities was $0.6 million for the three months ended March 31, 2011, which is primarily due to advances of $4.7 million offset by payments on debt of $4.1 million.

Accounts receivable trade increased $3.3 million or 11.9% to $30.7 million as of March 31, 2011 compared to $27.4 million as of December 31, 2010. This change is due to increased sales in the first quarter and the timing of customer payments.

Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $1.4 million or 4.0% to $35.7 million as of March 31, 2011 compared to $34.3 million as of December 31, 2010. The primary reason for the increase in inventory was that the volume of purchases of ferrous and non ferrous materials was higher than the volume of shipments of these materials in the first quarter.

Inventory aging for the period ended March 31, 2011 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total

Stainless steel alloys	$21,590	$1,274	$748	$2,545	$26,157
Ferrous materials	5,151	256	21	89	5,517
Non-ferrous materials	2,177	133	26	128	2,464
Shredder replacement parts	1,430	—	—	—	1,430
Waste equipment machinery	2	2	—	48	52
Other	47	—	—	—	47

Total	$30,397	$1,665	$795	$2,810	$35,667

Inventory aging for the period ended December 31, 2010 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total

Stainless steel alloys	$19,030	$4,607	$900	$177	$24,714
Ferrous materials	4,572	691	234	799	6,296
Non-ferrous materials	1,460	152	50	192	1,854
Shredder replacement parts	1,313	—	—	—	1,313
Waste equipment machinery	—	—	—	75	75
Other	59	—	—	—	59

Total	$26,434	$5,450	$1,184	$1,243	$34,311

Accounts payable trade increased $0.4 million or 3.5% to $11.8 million as of March 31, 2011 compared to $11.4 million as of December 31, 2010, primarily due to increased purchases in the first quarter and the timing of payments made to our vendors.

Working capital increased $4.2 million to $51.5 million as of March 31, 2011 compared to $47.3 million as of December 31, 2010. The increase was primarily driven by the $3.3 million increase in accounts receivable, the $1.4 million increase in inventory, and the $0.5 million decrease in accrued bonuses. These increases were partially offset by the $0.4 million increase in accounts payable and the $0.3 million increase in income taxes payable.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2011:

	Payments due by period (in thousands)

Obligation Description	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt obligations	$46,036	$1,827	$44,000	$209	$—

Operating lease obligations (1)	1,438	708	609	121	—

Total	$47,474	$2,535	$44,609	$330	$—

(1)

We lease the Louisville, Kentucky facility from K&R, LLC, the sole member of which is Harry Kletter, our chief executive officer, under an operating lease expiring December 2012. We have monthly rental payments of $48.5 thousand through December 2012. In the event of a change of control, the monthly payments become $62.5 thousand.

We also lease equipment from K&R, LLC for which monthly payments of $5.5 thousand are due through November 2015.

We have subleased the Lexington property to an unaffiliated third party for a term commencing March 1, 2007 and ending December 31, 2012 for $4.5 thousand per month. We currently lease this property from an unrelated party for $4.5 thousand per month; the lease terminates December 31, 2012. If for any reason the sub-lessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

We also lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $1 thousand are due through September 2011.

Long-term debt, including the current portions thereof, increased $0.6 million to $46.0 as of March 31, 2011 compared to $45.4 million as of December 31, 2010.

Impact of Recently Issued Accounting Standards

In March 2008, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities and updated this guidance in February 2010 through guidance entitled “Technical Corrections to Various Topics”. The March 2008 guidance amends and expands the disclosure requirements in the previously issued guidance on accounting for derivative instruments and hedging activities and is effective for fiscal years and interim periods beginning after November 15, 2008, the year beginning January 1, 2009 for us. The February 2010 update is effective for the first reporting period beginning after issuance, the year ending December 31, 2010 for us. We have included the required disclosures in Note 4 of our Condensed Consolidated Financial Statements.

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

Based on our average anticipated borrowings under our credit agreements in fiscal 2011, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, with a corresponding change in cash flows.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $5.1 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.3 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $497.0 thousand in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At March 31, 2011, we recorded the estimated fair value of the three swaps as approximately $567.0 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. These swap agreements were not affected by the debt restructuring with Fifth Third Bank in 2010. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of March 31, 2010, the balance in this account was $653.0 thousand.

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

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2011, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specific in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b)	Changes to internal control over financial reporting.

There were no changes in ISA’s internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

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
We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 28, 2011.

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

On November 15, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our common stock at current market prices. No shares were repurchased in 2011, 2010, or 2009. In 2008, we repurchased 83,411 shares. Prior to 2008, we repurchased 83,264 shares.

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

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: May 2, 2011	/s/ Harry Kletter

Chairman and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: May 2, 2011	/s/ Alan L. Schroering

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Promissory Note, dated April 12, 2011, in the amount of $226,855 payable to Fifth Third Bank.

10.2	Loan and Security Agreement, dated April 12, 2011, by and between Fifth Third Bank and Industrial Services of America, Inc.

10.3	First Amendment to Credit Agreement, dated April 14, 2011, by and among Industrial Services of America, Inc., ISA Indiana, Inc., and Fifth Third Bank.

10.4

Reaffirmation and Amendment of Guaranty and Reaffirmation of Security, dated April 14, 2011, by and among Fifth Third Bank, ISA Indiana Real Estate, LLC, ISA Logistics LLC, ISA Real Estate, LLC, 7021 Grade Lane LLC, 7124 Grade Lane LLC, 7200 Grade Lane LLC, Computerized Waste Systems, LLC, ISA Recycling LLC, and Waste Equipment Sales & Service Co., LLC.

10.5	Amended and Restated Revolving Loan Note, dated April 14, 2011, in the amount of $45,000,000 payable to Fifth Third Bank.

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended March 31, 2011.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended March 31, 2011.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended March 31, 2011.