Form 10-Q
period 2011-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2011-08-09
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Yes ☒ No ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2011: 6,940,517.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2011 (Unaudited)	December 31, 2010

	(in thousands)
Current assets
Cash and cash equivalents	$2,084	$2,468
Accounts receivable – trade (after allowance for doubtful accounts of $100 thousand in 2011 and 2010)	20,168	27,449
Net investment in sales-type leases	37	33
Inventories	34,166	34,311
Deferred income taxes	942	942
Prepaid expenses	428	392
Employee loans	9	6

Total current assets	57,834	65,601

Net property and equipment	26,588	27,554

Other assets
Net investment in sales-type leases	21	40
Notes receivable – related party	67	88
Goodwill	6,840	6,840
Intangible assets, net	5,400	5,775
Deposits	2,184	263

Total other assets	14,512	13,006

Total assets	$98,934	$106,161

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2011 (Unaudited)	December 31, 2010

	(in thousands)
Current liabilities
Current maturities of long-term debt (Note 4)	$1,883	$1,824
Accounts payable	5,021	11,406
Income tax payable	3,365	2,909
Interest rate swap agreement liability (Note 4)	579	650
Accrued bonuses	229	1,175
Other current liabilities	391	319

Total current liabilities	11,468	18,283

Long-term liabilities
Long-term debt (Note 4)	40,165	43,623
Deferred income taxes	3,402	3,373

Total long-term liabilities	43,567	46,996

Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized, 7,192,500 shares issued in 2011 and 2010, 6,940,517 and 6,789,917 shares outstanding in 2011 and 2010, respectively	24	24
Additional paid-in capital	18,282	17,852
Retained earnings	26,418	23,938
Accumulated other comprehensive loss	(311)	(353)
Treasury stock at cost, 251,983 and 402,583 shares in 2011 and 2010, respectively	(514)	(579)

Total shareholders’ equity	43,899	40,882

Total liabilities and shareholders’ equity	$98,934	$106,161

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

	(in thousands, except per share information)
Revenue from services	$1,290	$1,535
Revenue from product sales	63,673	91,280

Total Revenue	64,963	92,815

Cost of goods sold for services	1,006	1,436
Cost of goods sold for product sales	59,775	83,625

Total Cost of goods sold	60,781	85,061

Selling, general and administrative expenses	2,572	3,564

Income before other income (expense)	1,610	4,190

Other income (expense)
Interest expense	(534)	(340)
Interest income	5	9
Gain on sale of assets	92	50
Provision for lawsuit settlement	(175)	—
Other income (loss), net	(502)	3

Total other expense	(1,114)	(278)

Income before income taxes	496	3,912

Income tax provision	183	1,565

Net income	$313	$2,347

Basic earnings per share	$0.05	$0.36

Diluted earnings per share	$0.05	$0.36

Weighted shares outstanding:
Basic	6,790	6,463

Diluted	6,825	6,490

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

	(in thousands, except per share information)
Revenue from services	$2,661	$3,070
Revenue from product sales	168,489	163,914

Total Revenue	171,150	166,984

Cost of goods sold for services	2,283	2,787
Cost of goods sold for product sales	156,849	150,160

Total Cost of goods sold	159,132	152,947

Selling, general and administrative expenses	6,351	6,765

Income before other income (expense)	5,667	7,272

Other income (expense)
Interest expense	(1,206)	(668)
Interest income	11	17
Gain on sale of assets	141	234
Provision for lawsuit settlement	(175)	—
Other income (loss), net	(502)	(4)

Total other expense	(1,731)	(421)

Income before income taxes	3,936	6,851

Income tax provision	1,456	2,740

Net income	$2,480	$4,111

Basic earnings per share	$0.36	$0.64

Diluted earnings per share	$0.36	$0.63

Weighted shares outstanding:
Basic	6,913	6,456

Diluted	6,953	6,475

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2011
(UNAUDITED)

				Retained Earnings	Accumulated Other Comprehensive Loss			Total Shareholders’ Equity
	Common Stock		Additional Paid-in Capital			Treasury Stock

	Shares	Amount				Shares	Cost
(in thousands, except share information)
Balance as of December 31, 2010	7,192,500	$24	$17,852	$23,938	$(353)	(402,583)	$(579)	$40,882

Net unrealized income on derivative instruments, net of tax	—	—	—	—	42	—	—	42

Stock bonuses	—	—	430	—	—	150,600	65	495

Net income	—	—	—	2,480	—	—	—	2,480

Balance as of June 30, 2011	7,192,500	$24	$18,282	$26,418	$(311)	(251,983)	$(514)	$43,899

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

	(in thousands)
Cash flows from operating activities
Net income	$2,480	$4,111
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,255	1,730
Stock bonus to employees	495	452
Loss on sale of property and equipment	(141)	(234)
Change in assets and liability
Receivables	7,281	(19,275)
Net investment in sales-type leases	16	13
Inventories	145	611
Other assets	(1,732)	(50)
Accounts payable	(6,385)	18,064
Accrued bonuses	(946)	(764)
Income tax payable	456	794
Other current liabilities	71	272

Net cash from operating activities	3,995	5,724

Cash flows from investing activities
Proceeds from sale of property and equipment	154	324
Purchases of property and equipment	(895)	(1,148)
Deposits on equipment	(260)	(504)
Payments from related party	21	20

Net cash used in investing activities	(980)	(1,308)

Cash flows from financing activities
Payments on capital lease obligation	—	(21)
Payments on long-term debt	(3,916)	(3,925)
Proceeds from long-term debt	517	—

Net cash used in financing activities	(3,399)	(3,946)

Net (decrease) increase in cash	(384)	470
Cash at beginning of year	2,468	713

Cash at end of year	$2,084	$1,183

Supplemental disclosure of cash flow information:
Cash paid for interest	1,206	668
Cash paid for taxes	1,000	1,946

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2011 and the results of our operations and changes in our cash flow for the periods ended June 30, 2011 and 2010. Results of operations for the period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2010 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.

Reclassifications

We have reclassified certain balance sheet and cash flow items within the accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements for the prior year in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income.

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

We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at June 30, 2011 (in thousands):

	Level 1	Level 2	Total
Assets
Cash and cash equivalents	$2,084	$—	$2,084

Liabilities
Long-term debt	$—	($42,048)	($42,048)
Derivative contract	—	(579)	(579)

We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the quarter ending June 30, 2011. For Level 3 assets, goodwill is subject to impairment analysis each year end under Phase I of the ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment. The valuation for the July 1, 2010 purchase of Venture Metals, LLC was finalized in the second quarter of 2011. No changes were made to recorded amounts for goodwill or the other amortized intangible items based on this valuation.

Subsequent Events

We have evaluated the period from June 30, 2011 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements and no events were identified.

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

NOTE 3 – INTANGIBLE ASSETS

Purchased intangible assets are initially recorded at cost and finite life intangible assets are amortized over their useful economic lives on a straight line basis. Intangible assets having indefinite lives and intangible assets that are not yet ready for use are not amortized and are reviewed annually for impairment in accordance with Note 1 –”Summary of Significant Accounting Policies – Fair Value.”

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

We have the following intangible assets as of June 30, 2011:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

	(in thousands)
Amortized intangible assets
Venture Metals, LLC trade name	$730	$(146)	$584
Non-compete agreements	620	(124)	496
Venture Metals, LLC customer list	4,800	(480)	4,320

Total intangible assets	$6,150	$(750)	$5,400

We amortize the trade name and non-compete agreements using a method that reflects the pattern in which the economic benefits are consumed or otherwise used over a 5-year life as stated in the agreements. We amortize the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $375.0 thousand for the six month period ending June 30, 2011. We did not have amortization expense for the six month period ending June 30, 2010.

As of June 30, 2011, we expect amortization expense for these assets for the next five fiscal years and thereafter to be as follows:

Year	Balance - Beginning of Year	Amortization	Balance - End of Year

	(in thousands)
2011	$5,775	$(750)	$5,025
2012	5,025	(750)	4,275
2013	4,275	(750)	3,525
2014	3,525	(750)	2,775
2015	2,775	(615)	2,160
Thereafter	2,160	(2,160)	—

NOTE 4 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

On April 12, 2011, we entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third Bank (the “Bank”) pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is five and 68/100 percent (5.68%). Principal and interest shall be payable in 48 equal monthly installments, each on the 20th day of each calendar month of $5,294 commencing on the 20th day of May, 2011, with the entire unpaid principal amount hereof, together with all accrued and unpaid interest, charges, fees or other advances, if any, due on or before April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of June 30, 2011, the outstanding balance of this loan was $213.1 thousand.

On April 14, 2011, we entered into a new First Amendment to Credit Agreement (the “April Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement between the Company and the Bank (the “Credit Agreement”) as follows: (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents.

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

The July 30, 2010 Credit Agreement, which except as described above, remains in full force and effect, provided us a revolving credit facility in the amount of $40.0 million for the purpose of replacing the existing $20.0 million senior revolving credit facility with Branch Banking and Trust Company (“BB&T”) and for payment of the $5.0 million note payable to BB&T (collectively, the “Prior Obligations”). Proceeds of the new revolving credit facility in the amount of $33.4 million were used to repay the outstanding principal balance of the Prior

Obligations. We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory. In addition, we entered into a term loan agreement with the Bank in the amount of $8.8 million for the purpose of replacing the $6.0 million note payable secured by our shredder system, the $3.0 million note payable secured by our rental fleet equipment, and the $610 thousand note payable secured by our crane.

With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. As of June 30, 2011, the interest rate was 3.00%. We also pay a fee of 0.5% on the unused portion. The revolving credit facility expires on July 31, 2013. Under the April Amendment to the revolving credit facility, we are permitted to borrow the lesser of $45.0 million or the borrowing base, consisting of the sum of 80% of eligible accounts plus 60% of eligible inventory up to $18.0 million. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, we provided the Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with the $8.8 million term loan. As of June 30, 2011, the outstanding balance of the revolving line of credit was $32.8 million.

The $8.8 million term loan provides for an interest rate of 3.25% as of June 30, 2011. Principal and interest is payable monthly in consecutive equal installments of $105,000. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on July 31, 2013. In addition, beginning April 30, 2012 (or, if earlier, upon completion of the Company’s financial statements for the fiscal year ending December 31, 2011), we will make an annual payment equal to 25% of (i) our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of June 30, 2011, the outstanding balance of the term loan was $7.6 million.

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

In the Credit Agreement, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. As of June 30, 2011, we were in compliance with all covenants. As of June 30, 2011, our ratio of debt to adjusted EBITDA was 3.0; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 1.57, and our capital expenditures totaled $1.2 million, which includes $0.3 million in deposits on equipment. As of June 30, 2011, we have available $13.9 million under our existing credit facilities that we can use without causing a breach in these covenants.

On October 13, 2010, we entered into a Promissory Note (the “Note”) with Fifth Third Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is equal to five and 20/100 percent (5.20%) per annum. Principal and interest is payable monthly in consecutive equal installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the Note, we provided the Bank a first priority security interest in the equipment purchased with the proceeds. As of June 30, 2011, the outstanding balance of this note was $1.1 million.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $5.0 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.2 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $483.8 thousand in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At June 30, 2011, we recorded the estimated fair value of the liability related to the three swaps at approximately $580.0 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. These swap agreements were not affected by the debt restructuring with Fifth Third Bank. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of June 30, 2011, the balance in this account was $653.1 thousand.

Our long term debt as of June 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010

	(unaudited)
	(in thousands)

Revolving credit facility of $40 million with Fifth Third Bank. See above description for additional details.	$32,778	$35,489

Note payable to Fifth Third Bank in the amount of $8.8 million secured by our rental fleet equipment, our shredder system assets, and a crane. See above description for additional details.	7,645	8,275

Note payable to Fifth Third Bank in the amount of $1.3 million secured by equipment purchased with the proceeds. See above description for additional details.	1,118	1,271

Loan and Security Agreement payable to Fifth Third Bank in the amount of $227 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	213	—

Note payable to Paccar Financial Corp. in the amount of $164 thousand secured by one Kenworth truck. Payments are $1,697.68 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	26	36

Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7.0%) interest rate. The maturity date under this agreement is August 2012.	268	376

	42,048	45,447
Less current maturities	1,883	1,824

	$40,165	$43,623

The annual maturities of long term debt (in thousands) as of June 30, 2011 are as follows:

2011	$1,883
2012	1,688
2013	38,312
2014	165
Thereafter	—

Total	$42,048

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

FOR THE SIX MONTHS ENDED JUNE 30, 2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$167,324	$—	$—	$167,324
Equipment sales, service and leasing revenues	—	1,165	—	1,165
Management fees	—	2,661	—	2,661
Cost of goods sold	(156,425)	(2,707)	—	(159,132)
Selling, general, and administrative expenses	(4,202)	(385)	(1,764)	(6,351)

Segment profit (loss)	$6,697	$734	$(1,764)	$5,667

Segment assets	$88,689	$2,179	$8,066	$98,934

FOR THE SIX MONTHS ENDED JUNE 30, 2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$162,805	$—	$—	$162,805
Equipment sales, service and leasing revenues	—	1,109	—	1,109
Management fees	—	3,070	—	3,070
Cost of goods sold	(149,711)	(3,236)	—	(152,947)
Selling, general, and administrative expenses	(3,422)	(520)	(2,823)	(6,765)

Segment profit (loss)	$9,672	$423	$(2,823)	$7,272

Segment assets	$81,454	$2,277	$1,925	$85,656

FOR THE THREE MONTHS ENDED JUNE 30, 2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$63,086	$—	$—	$63,086
Equipment sales, service and leasing revenues	—	587	—	587
Management fees	—	1,290	—	1,290
Cost of goods sold	(59,563)	(1,218)	—	(60,781)
Selling, general, and administrative expenses	(2,040)	(191)	(341)	(2,572)

Segment profit (loss)	$1,483	$468	$(341)	$1,610

Segment assets	$88,689	$2,179	$8,066	$98,934

FOR THE THREE MONTHS ENDED JUNE 30, 2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$90,736	$—	$—	$90,736
Equipment sales, service and leasing revenues	—	544	—	544
Management fees	—	1,535	—	1,535
Cost of goods sold	(83,399)	(1,662)	—	(85,061)
Selling, general, and administrative expenses	(1,747)	(238)	(1,579)	(3,564)

Segment profit (loss)	$5,590	$179	$(1,579)	$4,190

Segment assets	$81,454	$2,277	$1,925	$85,656

NOTE 6 – INVENTORIES

Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, scrap metals and are valued at the lower of average purchased cost or market using the specific identification method. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. We record the loss in cost of goods sold in the period during which we identified the loss.

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

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Replacement parts included in inventory are depreciated over a one-year life. Other inventory includes fuel, cardboard and baling wire. Inventories as of June 30, 2011 and December 31, 2010 consist of the following:

	June 30, 2011				December 31, 2010

	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total

	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$30,706	$1,130	$855	$32,691	$30,546	$1,203	$1,115	$32,864
Waste equipment machinery	—	68	—	68	—	75	—	75
Other	—	78	—	78	—	59	—	59

Total inventories for sale	30,706	1,276	855	32,837	30,546	1,337	1,115	32,998

Replacement parts	1,329	—	—	1,329	1,313	—	—	1,313

Total inventories	$32,035	$1,276	$855	$34,166	$31,859	$1,337	$1,115	$34,311

NOTE 7 - LEASE COMMITMENTS

Operating Leases:

We lease our Louisville, Kentucky facility from a related party under an operating lease expiring December 2012. The rent was adjusted in December 2007 per the Company’s agreement to make monthly payments of $48,500 through December 2012. In addition, we are also responsible for real estate taxes, insurance, utilities and maintenance expense.

We lease office space in Dallas, Texas for which monthly payments of $969 are due through September 2011.

We lease equipment from a related party under an operating lease expiring in November 2015 for a monthly payment of $10,500.

Future minimum lease payments for operating leases in thousands as of June 30, 2011 are as follows:

2011	$769
2012	444
2013	126
2014	126
2015	88
Thereafter	—

Future minimum lease payments	$1,553

Total rent expense for the six months ended June 30, 2011 and 2010 was $557.2 thousand and $444.9 thousand, respectively.

NOTE 8 – PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Six months ended June 30, 2011 compared to six months ended June 30, 2010:

	2011	2010

	(in thousands, except per share information)
Basic earnings per share
Net income	$2,480	$4,111

Weighted average shares outstanding	6,913	6,456

Basic earnings per share	$0.36	$0.64

Diluted earnings per share
Net income	$2,480	$4,111

Weighted average shares outstanding	6,913	6,456
Add dilutive effect of assumed exercising of stock options	40	19

Diluted weighted average shares outstanding	6,953	6,475

Diluted earnings per share	$0.36	$0.63

Three months ended June 30, 2011 compared to three months ended June 30, 2010:

	2011	2010

	(in thousands, except per share information)
Basic earnings per share
Net income	$313	$2,347

Weighted average shares outstanding	6,790	6,463

Basic earnings per share	$0.05	$0.36

Diluted earnings per share
Net income	$313	$2,347

Weighted average shares outstanding	6,790	6,463
Add dilutive effect of assumed exercising of stock options	35	27

Diluted weighted average shares outstanding	6,825	6,490

Diluted earnings per share	$0.05	$0.36

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

On January 11, 2010, we issued 18.0 thousand shares of stock to management at a per share price of $6.47, and as of February 11, 2010, we awarded 7.5 thousand shares of our stock to management at a per share price of

$6.73. The Board of Directors approved the grant on January 6, 2010 when the grant date fair value of the awards was $6.39 per share. On June 8, 2010, we awarded 30.0 thousand shares of our stock to management at a per share price of $9.51. The grant date fair value of these awards was $3.80 per share. On November 15, 2010, we awarded 5.0 thousand shares of our stock to management at a grant date fair value of $10.34 per share. In January 2011, we awarded 60.0 thousand shares of our stock to management and 0.6 thousand shares of our stock to consultants at various prices.

NOTE 10 – LEGAL PROCEEDINGS

On January 4, 2007, Lennox Industries, Inc., a commercial heating and air-conditioning manufacturer, filed a suit against us captioned Lennox Industries, Inc. v. Industrial Services of America, Inc., Case No. CV-2007-004, in the Arkansas County, Arkansas Circuit Court in Stuttgart, Arkansas. Lennox in its Second Amended Complaint alleged breach of contract, negligence, and breach of fiduciary duty arising from our alleged miscategorization of Lennox’s scrap metal and mismanagement of the scrap metal recycling operations at three Lennox plants during the contract period April 18, 2001 through termination on November 17, 2005. Both compensatory and punitive damages were sought by Lennox.

A jury trial was held from June 20-24, 2011. The punitive damage claim was withdrawn by Lennox at the conclusion of its case, and Lennox claimed over $1 million in compensatory damages. On June 24, the jury found in ISA’s favor on five of the six claims. Lennox was awarded $175,000 on the remaining claim, which we have accrued.

We have litigation from time to time, including employment-related claims, none of which we currently believe to be material.

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

General

We are primarily focusing our attention now and in the future towards our recycling business. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We deliver all scrap ourselves or through third parties via truck, railcar, and/or barge. Some customers choose to send their own delivery trucks, which are weighed and loaded at one of our sites based on the sales order. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by shredding, sorting, shearing, cutting and/or baling. We will also continue to focus on initiating growth in our waste services business segment, which includes management services and waste and recycling equipment sales, service and leasing.

In July, 2010 we purchased certain Venture Metals, LLC intangibles, including the customer list and trade name, and entered into a non-compete agreement to protect our market position. We obtained an independent valuation for this purchase in 2011. No changes to the values previously recorded were necessary as a result of the valuation.

We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers. Currently, we service approximately 900 customer locations throughout the United States and we utilize an active database of over 7,000 vendors to provide timely, thorough and cost-effective service to our customers.

Although our focus is on the recycling industry, our goal is to remain dedicated to the management services and equipment industries as well, while sustaining steady growth at an acceptable profit, adding to our net worth, and providing positive returns for stockholders. We intend to increase efficiencies and productivity in our core business while remaining alert for possible acquisitions, strategic partnerships, mergers and joint-ventures that would enhance our profitability.

We have operating locations in Louisville, Kentucky, Seymour and New Albany, Indiana. We do not have operating locations outside the United States.

Liquidity and Capital Resources

As of June 30, 2011 we held cash and cash equivalents of $2.1 million. We maintain a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of June 30, 2011, the balance in this account was $653.1 thousand.

On April 12, 2011, we entered into a Loan and Security Agreement with Fifth Third Bank (the “Bank”) pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is five and 68/100 percent (5.68%). Principal and interest is payable in 48 equal monthly installments, each on the 20th day of each calendar month of $5,294 commencing on the 20th day of May, 2011, with the entire unpaid principal amount hereof, together with all accrued and unpaid interest, charges, fees or other advances, if any, due on or before April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note.

On April 14, 2011, we entered into a First Amendment to Credit Agreement (the “April Amendment”) with Fifth Third Bank (the “Bank”) which amends the July 30, 2010 Credit Agreement between the Company and the Bank (the “Credit Agreement”) as follows: The April Amendment (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents.

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

In the Credit Agreement, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. As of June 30, 2011, we were in compliance with all covenants. As of June 30, 2011, our ratio of debt to adjusted EBITDA was 3.0; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 1.57, and our capital expenditures totaled $1.2 million, which includes $0.3 million in deposits on equipment. As of June 30, 2011, we have available $13.9 million under our existing credit facilities that we can use without causing a breach in these covenants.

We have long term debt comprised of the following:

	June 30, 2011 (unaudited)	December 31, 2010

	(in thousands)
Non-revolving line of credit	$—	$—
Revolving line of credit	32,778	35,489
Notes payable	7,387	8,134

	$40,165	$43,623

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs for the next year and beyond. As of June 30, 2011, we do not have any material commitments for capital expenditures.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Six months ended June 30,

	2011	2010

Statements of Operations Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	93.0%	91.6%
Selling, general and administrative expenses	3.7%	4.1%
Income before other expenses	3.3%	4.4%

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Total revenue increased $4.2 million or 2.5% to $171.2 million in 2011 compared to $167.0 million in 2010. Recycling revenue increased $4.5 million or 2.8% to $167.3 million in 2011 compared to $162.8 million in 2010. This is primarily due a 34.8% increase in volume of ferrous materials shipments and a 25.7% increase in volume of other nonferrous materials shipments along with overall average commodity price increases in the scrap metals market. These increases were partially offset by a 29.4% decrease in volume of stainless steel materials shipments due to a decrease in worldwide stainless steel demand in the second quarter. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased sales orders in the second quarter. Waste Services revenue decreased $0.3 million or 8.5% to $3.8 million in 2011 compared to $4.1 million in 2010 primarily due to the loss of several large customers in the first and second quarters.

Total cost of goods sold increased $6.2 million or 4.0% to $159.1 million 2011 compared to $152.9 million in 2010. Recycling cost of goods sold increased $6.7 million or 4.5% to $156.4 million in 2011 compared to $149.7 million in 2010. This is primarily due to the increase in volume of shipments noted above as well as the increase in overall average commodity prices in the market. Waste Services cost of goods sold decreased $0.5 million or 16.4% to $2.7 million in 2011 compared to $3.2 million in 2010 primarily due to the loss of the customers mentioned above.

Selling, general and administrative expenses decreased $0.4 million or 6.1% to $6.4 million in the first six months of 2011 compared to $6.8 million in the same period in 2010. As a percentage of revenue, selling, general and administrative expenses were 3.7% in 2011 compared to 4.1% in 2010. The primary drivers of the decrease in total expenses were as follows:

•	A decrease in lease/rent, utilities, insurance, property taxes, repairs and maintenance expense of $0.3 million; and
•	A decrease in labor and bonus expense of $1.3 million.

These decreases were partially offset by the following:

•	An increase in depreciation and amortization of $0.6 million;
•	An increase in operating supplies, fuel, lubricant, and hauling expenses of $0.3 million;
•	An increase in legal expenses of $0.1 million;
•	An increase in consulting and management fee expenses of $0.2 million.

Other expense increased $1.3 million to other expense of $1.7 million in 2011 compared to other expense of $0.4 million in 2010. This was primarily due to an increase in interest expense of $0.5 million, a decrease in the gain on sale of assets of $0.1 million, the provision for the legal settlement of $0.2 million, and an increase in other expense of $0.5 million. This $0.5 million increase in other expense resulted from the need to cancel purchase contracts due to the decrease in demand for stainless steel. These contracts required the Company to pay $0.5 million in termination fees.

Income tax provision decreased $1.3 million to $1.4 million in 2011 compared to $2.7 million in 2010. The effective tax rates in 2011 and 2010 were 37.0% and 40.0%, respectively, based on federal and state statutory rates.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Total revenue decreased $27.8 million or 30.0% to $65.0 million in 2011 compared to $92.8 million in 2010. Recycling revenue decreased $27.6 million or 30.5% to $63.1 million in 2011 compared to $90.7 million in 2010. This was primarily due to the drop in worldwide demand in stainless steel in the second quarter, causing a decrease of 62.0% in the volume of stainless steel materials shipments. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased sales orders in the second quarter. This decrease was partially offset by increases in the volume of ferrous shipments of 21.8% and in the volume of other nonferrous shipments of 38.8% along with an increase in overall average commodities prices in the market. Waste Services revenue decreased $0.2 million or 9.7% to $1.9 million in 2011 compared to $2.1 million in 2010 primarily due to the loss of several large customers in the first and second quarters.

Total cost of goods sold decreased $24.3 million or 28.5% to $60.8 million in 2011 compared to $85.1 million in 2010. Recycling cost of goods sold decreased $23.8 million or 28.6% to $59.6 million in 2011 compared to $83.4 million in 2010. This was primarily due to the second quarter decrease in the volume of stainless steel materials shipments noted above. Waste Services cost of goods sold decreased $0.5 million or 26.7% to $1.2 million in 2011 compared to $1.7 million in 2010 primarily due to the loss of the customers noted above.

Selling, general and administrative expenses decreased $1.0 million or 27.8% to $2.6 million in 2011 compared to $3.6 million in 2010. As a percentage of revenue, selling, general and administrative expenses were 4.0% in 2011 compared to 3.8% in 2010. The primary driver of the decrease in total expense was a decrease in stock bonus and bonus expense of $1.0 million.

Other expense increased $0.8 million to other expense of $1.1 million in 2011 compared to other expense of $0.3 million in 2010 primarily due to the increase of $0.2 million in interest expense due to new debt, the provision for the legal settlement of $0.2 million, and the increase of $0.5 million in other expense. This $0.5 million increase in other expense resulted from the need to cancel purchase contracts due to the decrease in demand for stainless steel. These contracts required the Company pay $0.5 million in termination fees.

Income tax provision decreased $1.4 million to $0.2 million in 2011 compared to $1.6 million in 2010. The effective tax rate in 2011 and 2010 was 36.9% and 40.0%, respectively, based on federal and state statutory rates.

Financial condition at June 30, 2011 compared to December 31, 2010

Cash and cash equivalents decreased $0.4 million to $2.1 million as of June 30, 2011 compared to $2.5 million as of December 31, 2010.

Net cash from operating activities was $4.0 million and $5.7 million for the six month periods ended June 30, 2011 and 2010, respectively. The decrease in net cash is primarily due to a decrease in accounts receivable of $7.2 million, partially offset by a decrease in accounts payable of $6.4 million. These decreases relate to the decrease in demand for stainless steel and other nickel-based scrap metal in the second quarter, thus lowering both sales and purchasing activity. We also paid a $1.7 million deposit for inventory and $0.5 million in termination fees to cancel several purchase contracts.

We used net cash from investing activities of $1.0 million and $1.3 million for the six month periods ended June 30, 2011 and 2010, respectively. In 2011, we used $0.2 million for road and building improvements. We purchased recycling and rental fleet equipment, shredder system equipment, and office equipment of $0.5 million. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, waste edge monitors, and balers. It is our intention to continue to pursue this market. We also purchased two trucks for $0.2 million. We received $0.2 million from sales of our rental fleet compactors, balers, and containers. We paid deposits of $0.3 million on machinery and equipment.

We used net cash from financing activities of $3.4 million and $3.9 million for the six month periods ended June 30, 2011 and 2010, respectively. In 2011, we made payments on debt obligations of $3.9 million, and received $0.5 million in proceeds from debt.

Accounts receivable trade decreased $7.2 million to $20.2 million as of June 30, 2011 compared to $27.4 million as of December 31, 2010. This change is due to decreased demand for stainless steel in the second quarter and the resulting decrease in shipments of materials.

Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory decreased $0.1 million or 0.4% to $34.2 million as of June 30, 2011 compared to $34.3 million as of December 31, 2010. With lower demand for stainless steel causing fewer sales orders in the second quarter, we decreased purchasing activity and cancelled several purchase contracts, thus lowering inventory.

Inventory aging for the period ended June 30, 2011 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total

Stainless steel, ferrous and non-ferrous materials	$16,506	$4,310	$7,557	$4,318	$32,691
Replacement parts	1,329	—	—	—	1,329
Waste equipment machinery	16	—	—	52	68
Other	78	—	—	—	78

Total	$17,929	$4,310	$7,557	$4,370	$34,166

Inventory aging for the period ended December 31, 2010 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total

Stainless steel, ferrous and non-ferrous materials	$25,062	$5,450	$1,184	$1,168	$32,864
Replacement parts	1,313	—	—	—	1,313
Waste equipment machinery	—	—	—	75	75
Other	59	—	—	—	59

Total	$26,434	$5,450	$1,184	$1,243	$34,311

Inventory in the “Over 90 days” category as of June 30, 2011 includes several materials that are bought in bulk for pricing and used sparingly in between blends. We have not used some material due to decreased demand for stainless steel and other nickel-based scrap metals in the second quarter. The Company cannot assure that global demand will improve in the near term.

Accounts payable trade decreased $6.4 million or 56.0% to $5.0 million as of June 30, 2011 compared to $11.4 million as of December 31, 2010, primarily due to decreasing purchasing activity in response to lower demand for metals in the second quarter.

Working capital decreased $0.9 million to $46.4 million as of June 30, 2011 compared to $47.3 million as of December 31, 2010. The decrease was primarily driven by the $7.2 million decrease in accounts receivable, the $0.4 million decrease in cash, and the $0.1 million decrease in inventories. These decreases were partially offset by the $6.4 million decrease in accounts payable, the $0.9 million decrease in accrued bonuses, and $0.5 million increase in income taxes payable.

Deposits increased $2.0 million to $2.2 million as of June 30, 2011 compared to $0.2 million as of December 31, 2010. The increase was primarily due to a deposit of $1.7 million for inventory and deposits on equipment of $0.3 million paid in the second quarter.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2011.

	Payments due by period (in thousands)

Obligation Description (2)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Long-term debt obligations	$42,048	$1,883	$40,000	$165	$—

Operating lease obligations (1)	1,553	769	570	214	—

Total	$43,601	$2,652	$40,570	$379	$—

(1)

We lease the Louisville, Kentucky facility from K&R, LLC, the sole member of which is Harry Kletter, our chief executive officer, under an operating lease expiring December 2012. We have monthly rental payments of $48.5 thousand through December 2012. In the event of a change of control, the monthly payments become $62.5 thousand.

We also lease equipment from K&R, LLC for which monthly payments of $10.5 thousand are due through November 2015.

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

We also lease office space in Dallas, Texas for which monthly payments of $969 are due through September 2011.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the interest rate swaps, for which changes in value are accounted for in other comprehensive income.

Long-term debt, including the current portions thereof, decreased $3.4 million to $42.0 million as of June 30, 2011 compared to $45.4 million as of December 31, 2010.

Impact of Recently Issued Accounting Standards

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011, the quarter ending March 31, 2012 for us. We do not expect the adoption of ASU 2011-05 will have a material impact on our Condensed Consolidated Financial Statements.

In May 2011, the FASB issued ASU No. 2011-04, which is an update to Topic 820, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011, the quarter ending March 31, 2012 for us, and are to be applied prospectively. Early application is not permitted. We do not expect the adoption of ASU 2011-04 will have a material impact on our Condensed Consolidated Financial Statements.

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

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers $5.0 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.2 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $483.8 thousand in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At June 30, 2011, we recorded the estimated fair value of the liability related to the three swaps as approximately $580.0 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. These swap agreements were not affected by the debt restructuring with Fifth Third Bank in 2010. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of June 30, 2011, the balance in this account was $653 thousand.

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

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2011, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b)	Changes to internal control over financial reporting

There were no changes in ISA’s internal control over financial reporting during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On January 4, 2007, Lennox Industries, Inc., a commercial heating and air-conditioning manufacturer, filed a suit against us captioned Lennox Industries, Inc. v. Industrial Services of America, Inc., Case No. CV-2007-004, in the Arkansas County, Arkansas Circuit Court in Stuttgart, Arkansas. Lennox in its Second Amended Complaint alleged breach of contract, negligence, and breach of fiduciary duty arising from our alleged miscategorization of Lennox’s scrap metal and mismanagement of the scrap metal recycling operations at three Lennox plants during the contract period April 18, 2001 through termination on November 17, 2005. Both compensatory and punitive damages were sought by Lennox.

A jury trial was held from June 20-24, 2011. The punitive damage claim was withdrawn by Lennox at the conclusion of its case, and Lennox claimed over $1 million in compensatory damages. On June 24, the jury found in ISA’s favor on five of the six claims. Lennox was awarded $175,000 on the remaining claim, which we have accrued.

We have litigation from time to time, including employment-related claims, none of which we currently believe to be material.

Item 1A. Risk Factors

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on March 28, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities in the second quarter of 2011. However, on July 1, 2010, we issued 300,000 shares of our common stock in exchange for the Venture Metals, LLC (“Venture”) customer list and name, Venture’s execution of a non-compete agreement, and Venture’s agreement to cause Mr. Jones and Mr. Valentine to provide the company with non-compete agreements. The issuance of shares to Venture was a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

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

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: August 9, 2010	/s/ Harry Kletter

Chairman and Chief Executive Officer
(Principal Executive and Financial Officer)

Date: August 9, 2010	/s/ Alan Schroering

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10.1	First Amendment to Credit Agreement, dated November 15, 2010 by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.2

Promissory Note, dated October 13, 2010, in the amount of $1,320,240 payable to Fifth Third Bank, and Loan and Security Agreement dated October 13, 2010, by and between Fifth Third Bank and Industrial Services of America, Inc.

10.3	Exhibit A of First Amendment to Credit Agreement, dated April 14, 2011: Amended and Restated Revolving Loan Note, dated April 14, 2011, in the amount of $45,000,000 payable to Fifth Third Bank.

10.4	Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.5	Schedules 1.1 through 8.11 of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.6	Exhibit A (Advance Request and Borrowing Notice) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.7	Exhibit B (Borrowing Base Certificate) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.8	Exhibit C-1 (Form of Borrower Security Agreement) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.9	Exhibit C-2 (Form of Guarantor Security Agreement) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.10	Exhibit D (Compliance Certificate) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.11	Exhibit E (Form of Pledge Agreement) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.12	Exhibit F (Form of Revolving Loan Note) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.13	Exhibit G (Form of Term Loan Note) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.14	Exhibit H (Form of Guaranty) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.15	Exhibit I (Form of Agreement Regarding Insurance) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.16	Exhibit J (Assignment and Assumption) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended June 30, 2011.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended June 30, 2011.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended June 30, 2011.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

*

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.