Form 10-K/A
period 2010-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2011-11-14
CIK 4187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.: 0-20979

INDUSTRIAL SERVICES OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

Florida	59-0712746

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7100 Grade Lane P.O. Box 32428 Louisville, Kentucky (Address of Principal Executive Offices)	40232 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (502) 368-1661

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0033 par value (Title of class)

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

Number of shares of Common Stock, $0.0033 par value, outstanding as of the close of business on March 28, 2011: 6,580,038.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report. Certain Exhibits are also incorporated by reference.

EXPLANATORY NOTE

          This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “2010 Form 10-K”), originally filed on March 28, 2011 (the “Original Filing”), of Industrial Services of America, Inc. (the “Company”, “our”, “we”, or “us”). The Amended 10-K is being filed to amend the Original 10-K pursuant to the SEC comment letters dated June 21, 2011 and August 22, 2011. We also corrected the inventory aging information for 2010 in the MD&A. In addition, in accordance with the rules and regulations of the SEC, this Amendment includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

          Except as described above, no other changes have been made to the Original Filing, the Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing.

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

          Ferrous Scrap Sales - We sell processed ferrous scrap material to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for other large users. Most customers purchase processed ferrous scrap material through negotiated spot sales contracts, which establish the quantity purchased for the month and the pricing. The price we charge for ferrous scrap materials depends upon market supply and demand, as well as quality and grade of the scrap material. We deliver all scrap ourselves or using third party carriers via truck, railcar, and/or barge. Some customers choose to send their own delivery trucks. These trucks are weighed and loaded at one of our sites based on the sales order.

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

          Non-Ferrous Scrap Sales - We sell processed non-ferrous scrap material to end-users such as foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, steel mini-mills, integrated steel makers, steel foundries and refineries, and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap materials change based upon the daily publication of spot and futures prices on COMEX or the London Metals Exchange. We deliver all scrap ourselves or using third party carriers via truck, railcar, and/or barge. Some customers choose to send their own delivery trucks. These trucks are weighed and loaded at one of our sites based on the sales order.

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

          Along with positioning ourselves to efficiently service our customers, our management services division methods of competition include offering our clients competitive pricing, superior customer service and industry expertise. We are known for our exemplary service to our clients and timely payments to our vendors. We are able to offer management programs and tailor-made reports for our clients’ specific needs.

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

Item 2.	Properties.

          The following table outlines our principle properties:

Property Address	Lease or own	Segment	Acreage

6709 Grade Lane, Louisville, KY	Own	Recycling	4.491
7021-7103 Grade Lane, Louisville, KY	Own	Recycling	2.53
7020/7100 Grade Lane, Louisville, KY	Lease (K&R) (1)	Recycling, Waste Services, and Other	14.23
7110 Grade Lane, Louisville, KY	Own	Recycling	10.723
7124 Grade Lane, Louisville, KY	Own	Recycling	5.12
7200-7210 Grade Lane, Louisville, KY	Own	Recycling	15.52
3409 Camp Ground Road, Louisville, KY	Own	Recycling	5.67
1565 E. 4th Street, Seymour, IN	Own	Recycling	5.003
1617 State Road 111, New Albany, IN	Own	Recycling	1.3

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

These properties total 63.287 acres, which provides adequate space necessary to perform administrative and retail operation processes and store inventory. All facilities are well-maintained and insured. We do not expect any major land or building additions will be needed to increase capacity in the foreseeable future for our operations.

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

          We filed a Motion for Summary Judgment in October, 2009, which the court denied in February, 2010. Discovery by the parties is still ongoing. A jury trial is currently set for June 20, 2011. As of December 31, 2010, the amount of relief sought for punitive and compensatory damages was undetermined. We are vigorously defending all of Lennox’s claims as we believe the claims to be without merit.

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

Unregistered sales of equity securities and use of proceeds

The following is a sale of unregistered securities that occurred during the fiscal year ended December 31, 2010 or subsequently, that was not previously disclosed in a quarterly report on Form 10-Q or in a current report on Form 8-K.

          On July 1, 2010, we issued 300,000 shares of our common stock to Venture Metals, LLC (“Venture”), a company owned by Messers. Jones and Valentine, employees at the time of the transaction, in exchange for the Venture customer list and name, Venture’s execution of a non-compete agreement, and Venture’s agreement to cause Mr. Jones and Mr. Valentine to provide the company with non-compete agreements. The issuance of shares to Venture was exempt under Section 4(2) of the Securities Act of 1933, as amended, because it: (1) did not involve a public offering and was made without general solicitation or advertising; and (2) Venture previously represented to us that it is an “accredited investor”, and that the securities were acquired for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

Item 6.	Selected Financial Data.

Selected Financial Data

	2010	2009	2008	2007	2006

(Amounts in Thousands, Except Per Share Data)

Year ended December 31:
Total revenue	$343,005	$181,052	$100,042	$76,956	$62,082

Net income	$8,053	$5,285	$1,528	$2,564	$2,188

Earnings
per common share:
Basic	$1.22	$0.91	$0.28	$0.47	$0.41

Diluted	$1.21	$0.91	$0.28	$0.47	$0.40

Cash dividends declared per common share	$—	$—	$0.0667	$0.0667	$—

At year end:

Total assets	$106,162	$66,674	$28,791	$26,285	$19,332

Long-term debt and capital lease obligations, net of current maturities	$43,623	$16,654	$8,531	$8,495	$2,858

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

          In the Credit Agreement, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4,000,000 in any fiscal year. As of December 31, 2010, we were in compliance with all covenants. For the year ended December 31, 2010, our ratio of debt to adjusted EBITDA was 2.54, our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 4.15, and our capital expenditures totaled $3,972,460. As of December 31, 2010, we have available $4,511,123 under our existing credit facilities that we can use without causing a breach in these covenants.

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

Estimates

          In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates associated with annual goodwill impairment tests, and estimates of deferred income tax and liabilities. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

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

Inventory

          Our inventories primarily consist of stainless steel, ferrous and non-ferrous scrap metals that we value at the lower of average purchased cost or market. We also carry replacement parts in inventory, which we depreciate over a one-year life as these parts are used within a one-year period due to the high-volume and intensity of the shredder process. We determine quantities of inventories based on our inventory systems, which are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. Prices of commodities we own may be volatile. We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

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

          The 3.2% increase in cost of goods sold percentage of revenue in 2010 as compared to 2009 is due to increased processing fees, utility expense, and repairs and maintenance relating to the shredder. The shredder was placed in production in July, 2009, so only one half of 2009 included such expenses. A full year of these expenses is included in 2010.

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

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

          Total revenue increased $161,953,635 or 89.5% to $343,005,315 in 2010 compared to $181,051,680 in 2009. Recycling revenue increased $162,825,978 or 94.8% to $334,667,090 in 2010 compared to $171,841,112 in 2009. This change was primarily due to a 54.3 million pound, or 33.9%, increase in the volume of stainless steel shipments, a 95.5 thousand gross ton, or 96.8%, increase in the volume of ferrous shipments, and a 1.6 million pound, or 5.2%, increase in the volume of nonferrous shipments. In 2010, sales to existing Recycling dealers increased by approximately $153.0 million, or 98.3%. New dealer sales in 2010 totaled approximately $24.4 million, while lost dealer sales totaled only $4.4 million in 2009. Overall average commodity prices for materials shipped increased $112.26 per gross ton, or 13.3%. Waste Services revenue decreased $872,343 or 9.5% to $8,338,225 in 2010 compared to $9,210,568 in 2009. This decrease was primarily due to a decrease in management revenue of $1,458,118 caused by the permanent loss of two major customers due to bankruptcy and a net decrease in sales to other customers, partially offset by several new customers in 2010 and an increase in cardboard revenue of $410,181 due to an increase in average cardboard prices throughout 2010.

          Total cost of goods sold increased $154,961,319 or 96.4% to $315,720,294 in 2010 compared to $160,758,975 in 2009. Recycling cost of goods sold increased $154,998,791 or 100.3% to $309,480,805 in 2010 compared to $154,482,014 in 2009. This increase was primarily due to an increase in the volume of purchases of stainless steel of 37.1 million pounds, or 20.1%, of ferrous purchases of 121.3 thousand gross tons, or 115.3%, and of nonferrous purchases of 6.4 million pounds, or 22.5% along with the increased volume of shipments noted above. Overall average commodity prices for materials purchased increased $57.43 per gross ton, or 7.3%. Other increases in cost of goods sold were as follows:

•	An increase of $6,177,507 in processing costs;
•	An increase of $1,222,568 in labor expenses;
•	An increase of $830,683 in repairs and maintenance expenses;
•	An increase of $741,597 in depreciation expense;
•	An increase of $669,694 in utilities expenses; and

•	An increase of $209, 274 in fuel and lubricant costs.

          These increases were partially offset by a decrease in bonus expense of $1,327,677.

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

          Inventories for sale consist principally of stainless steel alloys, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. We use the replacement parts included in inventory within a one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. We depreciate these replacement parts over a one-year life. Inventory increased $7,884,020 or 29.8% to $34,310,631 as of December 31, 2010 compared to $26,426,611 as of December 31, 2009. The primary reason for the significant increase in inventory was an increase in the volume of stainless steel purchases of 20.1%, an increase in the volume of ferrous purchases of 115.3%, and an increase in the volume of nonferrous purchases of 22.5% in 2010 as compared to 2009. Inventories as of December 31, 2010 and December 31, 2009 consisted of the following:

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

Year	Inventory Type	Pounds	Unit Cost	Amount

2010	Stainless Steel	31,818,693	$0.777	$24,714,342
2009	Stainless Steel	26,086,771	$0.826	$21,549,014

Year	Inventory Type	Gross Tons	Unit Cost	Amount

2010	Ferrous	15,866	$396.840	$6,296,255
2009	Ferrous	5,835	$272.061	$1,587,475

Year	Inventory Type	Pounds	Unit Cost	Amount

2010	Nonferrous	1,769,283	$1.048	$1,853,424
2009	Nonferrous	1,835,719	$1.209	$2,219,137

Inventory Aging for the year ended December 31, 2010 (Days Outstanding)

Description	1-30	31-60	61-90	Over 90	Total

Stainless steel alloys	$19,030,222	$4,607,007	$900,036	$177,077	$24,714,342
Equipment & parts	—	—	—	75,064	75,064
Replacement parts	1,312,506	—	—	—	1,312,506
Ferrous Materials	4,571,768	690,601	234,569	799,317	6,296,255
Non-ferrous materials	1,459,379	152,300	49,449	192,296	1,853,424
Other	59,040	—	—	—	59,040

	$26,432,915	$5,449,908	$1,184,054	$1,243,754	$34,310,631

Inventory aging for the year ended December 31, 2009 (Days Outstanding):

Description	1-30	31-60	61-90	Over 90	Total

Stainless steel alloys	$11,738,653	$2,564,183	$5,170,224	$2,075,954	$21,549,014
Equipment & parts	9,670	—	—	92,362	102,032
Replacement parts	879,831	—	—	—	879,831
Ferrous Materials	1,513,849	47,151	19,834	6,641	1,587,475
Non-ferrous materials	1,801,125	243,708	47,545	126,759	2,219,137
Other	89,122	—	—	—	89,122

	$16,032,250	$2,855,042	$5,237,603	$2,301,716	$26,426,611

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

          Inventories for sale consist principally of stainless steel alloys, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. We use the replacement parts included in inventory within a one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. We depreciate these replacement parts over a one-year life. Inventory increased $22,065,263 or 504.5% to $26,426,611 as of December 31, 2009 compared to $4,371,348 as of December 31, 2008. The primary reason for the significant increase in inventory is the stainless steel alloy inventory introduced in 2009 as compared to 2008, as noted below. Inventories as of December 31, 2009 and December 31, 2008 consisted of the following:

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

          In a prior year, we entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $5.2 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.4 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $510,000 in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At December 31, 2010, we recorded the estimated fair value of the liability related to the three swaps at approximately $650,000. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. These swap agreements were not affected by the debt restructuring with Fifth Third Bank. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. See Note 3 – “Notes Payable to Bank” in the Notes to Consolidated Financial Statements for an outline of the notional amounts relating to these agreements.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting includes the process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

(c) Consolidated Financial Statement Schedules.

          Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008 are incorporated by reference at page F-46 of the ISA Consolidated Financial Statements.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated: November 14, 2011	By:	/s/ Harry Kletter

Harry Kletter, Chairman of the Board
and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief	November 14, 2011
Executive Officer (Principal Executive Officer)
Harry Kletter

/s/ Brian Donaghy	President, Chief Operating Officer	November 14, 2011
and Director
Brian Donaghy

/s/ Alan L. Schroering	Chief Financial Officer	November 14, 2011
(Principal Financial Officer and
Alan L. Schroering	Principal Accounting Officer)

/s/ Orson Oliver	Director	November 14, 2011

Orson Oliver

/s/ Roman Epelbaum	Director	November 14, 2011

Roman Epelbaum

/s/ Albert Cozzi	Director	November 14, 2011

Albert Cozzi

INDEX TO EXHIBITS

Exhibit
Number		Description of Exhibits

3.1	**	Certificate of Incorporation of ISA is incorporated by reference to Exhibit 3.1 of ISA’s report on Form 10-KSB for the year ended December 31, 1995.

3.2	**	Bylaws of ISA are incorporated by reference to Exhibit 3.2 of ISA’s report on Form 10-KSB for the year ended December 31, 1995.

10.1	**	Lease Agreement, dated January 1, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.2	**	Consulting Agreement, dated as of January 2, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.3	**

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

Note Modification Agreement, dated February 22, 2010, in the amount of $12,000,000 from ISA in favor of Branch Banking and Trust Company of North Carolina is incorporated by reference herein to Exhibit 10.66 of ISA’s Report on Form 10-K for the year ended December 31, 2010, as filed on March 22, 2010.

10.20	**

Loan Agreement, dated April 13, 2010, in the amount of $20,000,000 from ISA in favor of Branch Banking and Trust Company and BB&T Bankcard Corporation of North Carolina is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.21	**	Schedule “DD” to BB&T Loan Agreement is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.22	**

Promissory Note, dated April 13, 2010, in the amount of $20,000,000 payable to Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.23	**	Addendum to Promissory Note dated April 13, 2010 is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.24	**

Modification and Cross-Collateralization Agreement, dated April 13, 2010, among ISA, ISA Real Estate, LLC, ISA Indiana Real Estate, LLC, 7021 Grade Lane, LLC and Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.25	**

ISA Asset Purchase Agreement, dated July 1, 2010, by and between ISA and Venture Metals, LLC, of Florida is incorporated by reference herein to Exhibit 10.6 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.26	**

Amended and Restated Executive Employment Agreement, dated April 1, 2010, by and between ISA and Brian Donaghy is incorporated by reference herein to Exhibit 10.7 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

Exhibit
Number		Description of Exhibits

10.27	**

Amended and Restated Executive Employment Agreement, dated July 1, 2010, by and between ISA and Steve Jones is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.28	**

Amended and Restated Executive Employment Agreement, dated July 1, 2010, by and between ISA and Jeff Valentine is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.29	**

Amendment to the Asset Purchase Agreement of Venture Metals, LLC, dated July 1, 2010, by and between ISA and Venture Metals, LLC, of Florida is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.30	**

Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.31	**	Schedule 5.22 to Credit Agreement is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.32	**

Revolving Loan Note, dated July 30, 2010, in the amount of $40,000,000 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.6 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.33	**

Term Loan Note, dated July 30, 2010, in the amount of $8,800,000 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.7 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.34	**

Security Agreement, dated as of July 30, 2010, by and among Fifth Third Bank, Computerized Waste Systems, LLC, ISA Indiana Real Estate, LLC, ISA Logistics LLC, ISA Real Estate LLC, ISA Recycling, LLC, Waste Equipment Sales & Service Co., LLC, 7021 Grade Lane LLC, 7124 Grade Lane LLC, and 7200 Grade Lane LLC is incorporated by reference herein to Exhibit 10.8 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.35	**

Guaranty, dated as of July 30, 2010, by Computerized Waste Systems, LLC, ISA Indiana Real Estate, LLC, ISA Logistics LLC, ISA Real Estate LLC, ISA Recycling, LLC, Waste Equipment Sales & Service Co., LLC, 7021 Grade Lane LLC, 7124 Grade Lane LLC, and 7200 Grade Lane LLC is incorporated by reference herein to Exhibit 10.9 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.36	**

Pledge Agreement, dated as of July 30, 2010, between Industrial Services of America, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.10 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

11		Statement of Computation of Earnings Per Share (See Note 10 to Notes to Consolidated Financial Statements).

31.1		Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K/A for the year ended December 31, 2010.

31.2		Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K/A for the year ended December 31, 2010.

32.1		Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-K/A for the year ended December 31, 2010.

Exhibit
Number	Description of Exhibits

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

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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
November 14, 2011

See accompanying notes to consolidated financial statements.

1.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

ASSETS
Current assets
Cash	$2,468,284	$713,062
Accounts receivable – trade (after allowance for doubtful accounts of $100,000 in 2010 and 2009) (Note 1)	27,449,146	8,512,326
Net investment in sales-type leases (Note 5)	33,387	27,928
Inventories (Note 1)	34,310,631	26,426,611
Deferred income taxes (Note 4)	941,813	538,045
Other	398,488	322,847

Total current assets	65,601,749	36,540,819

Net property and equipment	27,554,103	26,994,539

Other assets
Net investment in sales-type leases (Note 5)	39,913	73,300
Notes receivable – related party (Note 6)	88,391	129,079
Goodwill (Note 1)	6,840,046	2,567,046
Intangible assets, net (Note 1)	5,775,000	—
Other assets	262,664	368,834

Total other assets	13,006,014	3,138,259

Total assets	$106,161,866	$66,673,617

See accompanying notes to consolidated financial statements.

2.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	2010	2009

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (Note 3)	$1,824,227	$12,539,889
Current maturities of capital lease obligations (Note 8)	—	20,798
Accounts payable	11,405,534	4,684,386
Income tax payable	2,909,374	517,828
Note payable to BB&T (Note 3)	—	5,000,000
Interest rate swap agreement liability (Note 1)	650,202	564,715
Accrued bonuses	1,174,825	1,513,800
Other current liabilities	319,198	380,718

Total current liabilities	18,283,360	25,222,134

Long-term liabilities
Long-term debt (Note 3)	43,622,659	16,654,481
Deferred income taxes (Note 4)	3,373,642	2,879,509

Total long-term liabilities	46,996,301	19,533,990

Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized, 7,192,500 shares issued in 2010 and 2009, 6,789,917 and 6,429,438 shares outstanding in 2010 and 2009, respectively	23,975	23,975
Additional paid-in capital	17,852,630	7,442,346
Retained earnings	23,938,423	15,885,814
Accumulated other comprehensive loss	(353,362)	(338,829)
Treasury stock at cost, 402,583 and 763,062 shares in 2010 and 2009, respectively	(579,461)	(1,095,813)

Total shareholders’ equity	40,882,205	21,917,493

Total liabilities and shareholders’ equity	$106,161,866	$66,673,617

See accompanying notes to consolidated financial statements.

3.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Revenue from services	$6,212,549	$7,094,755	$18,182,726
Revenue from product sales	336,792,766	173,956,925	81,859,765

Total Revenue	343,005,315	181,051,680	100,042,491

Cost of goods sold for services	5,401,521	5,514,290	16,550,253
Cost of goods sold for product sales	310,318,773	155,244,685	68,808,921
Inventory adjustment for lower cost or market	—	—	1,228,352

Total Cost of goods sold	315,720,294	160,758,975	86,587,526

Selling, general and administrative expenses	13,736,685	10,487,665	9,998,530

Income before other income (expense)	13,548,336	9,805,040	3,456,435

Other income (expense)
Interest expense	(1,473,037)	(1,096,227)	(372,444)
Interest income	29,255	32,147	85,598
Gain (loss) on sale of assets	281,241	73,754	34,842
Provision for lawsuit settlement (Note 11)	—	—	(990,000)
Other income (loss), net	40,133	(29,322)	336,802

Total other expense	(1,122,408)	(1,019,648)	(905,202)

Income before income taxes	12,425,928	8,785,392	2,551,233

Income tax provision (Note 4)	4,373,319	3,500,680	1,023,635

Net income	$8,052,609	$5,284,712	$1,527,598

Basic earnings per share	$1.22	$0.91	$0.28

Diluted earnings per share	$1.21	$0.91	$0.28

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

5.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash flows from operating activities
Net income	$8,052,609	$5,284,712	$1,527,598
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,886,874	2,799,192	2,122,167
Inventory write-down	—	—	1,228,352
Stock bonus to employees	503,636	59,980	161,400
Stock options to Directors	—	95,071	—
Deferred income taxes	(196,346)	2,898,599	(156,813)
Provision for doubtful accounts	—	(390,000)	390,000
(Gain)/loss on sale of property and equipment	(281,241)	(73,754)	(34,842)
Change in assets and liability
Receivables	(18,936,820)	(4,310,842)	2,563,367
Net investment in sales-type leases	27,928	24,623	60,364
Inventories	(7,884,020)	(12,946,204)	(972,419)
Other assets	(66,822)	(166,247)	291,659
Accounts payable	6,721,148	982,491	(963,736)
Accrued bonuses	(338,975)	1,459,300	54,500
Accrued legal	29,337	(987,828)	1,027,165
Income tax payable	2,749,210	(48,197)	566,025
Other current liabilities	(90,857)	(233,371)	(89,560)

Net cash from (used in) operating activities	(5,824,339)	(5,552,475)	7,775,227

Cash flows from investing activities
Proceeds from sale of property and equipment	376,308	111,469	126,283
Purchases of property and equipment	(3,876,053)	(1,042,019)	(3,510,006)
Deposits on equipment	(193,101)	(290,452)	(60,608)
Payments for shredder system	—	(6,526,555)	(4,374,826)
Acquisition from Venture Metals	—	(11,874,985)	—
Payments from related party	40,688	38,515	36,459

Net cash used in investing activities	(3,652,158)	(19,584,027)	(7,782,698)

Cash flows from financing activities
Payments on capital lease obligation	(20,798)	(80,771)	(133,675)
Proceeds from other long-term debt	—	1,498,885	163,655
Net proceeds from Fifth Third Bank	45,034,384	—	—
(Payments on) Proceeds from note payable to BB&T	(5,000,000)	5,000,000	—
Payments on other BB&T debt	(28,499,373)	(625,230)	(6,169,653)
Payment of cash dividend	—	—	(364,190)
Payments on other long-term debt	(282,494)	(1,731,517)	(1,968,722)
Proceeds from BB&T	—	20,684,355	8,609,900
Purchases of common stock	—	—	(527,687)

Net cash from (used in) financing activities	11,231,719	24,745,722	(390,372)

Net change in cash	1,755,222	(390,780)	(397,843)
Cash at beginning of year	713,062	1,103,842	1,501,685

Cash at end of year	$2,468,284	$713,062	$1,103,842

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,473,037	$1,096,227	$372,444
Cash paid for taxes	1,946,341	748,722	617,675

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to acquire real estate	$—	$4,000,000	$—
Common stock issued to acquire intangibles	3,123,000	—	—
Contingent consideration	7,300,000	—	—

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

8.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009, and 2008

Estimates: In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates associated with annual goodwill impairment tests, and estimates of deferred income tax and liabilities. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

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

We have the following intangible assets as of December 31, 2010:

	2010

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortized intangible assets
Venture Metals, LLC trade name	$730,000	$(73,000)	$657,000
Non-compete agreements	620,000	(62,000)	558,000
Venture Metals, LLC customer list	4,800,000	(240,000)	4,560,000

Total intangible assets	$6,150,000	$(375,000)	$5,775,000

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

On January 6, 2010, the Board of Directors granted non-performance based stock awards of 25,500 shares to management at $6.39 per share. On January 11, 2010, we issued 18,000 shares and on February 11, 2010, we issued the remaining 7,500 shares of this grant. On June 8, 2010, we issued 30,000 thousand shares of our stock to management. These shares were granted pursuant to a performance based stock plan authorized on April 14, 2009, at a grant date fair value of $2.53 per share. On November 15, 2010, we issued 5,000 shares of our stock to management at $10.34 per share. In January 2011, we issued 60,000 shares of our stock to management. These shares were granted pursuant to a performance based stock plan authorized on April 1, 2010, at a grant date fair value of $11.93 per share. We also issued non-performance based stock awards of 600 shares to consultants at $12.31 per share.

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

Subsequent Events: We have evaluated the period from December 31, 2010 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements and no events were identified, except for the stock awards disclosed above.

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

In the Credit Agreement, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4,000,000 in any fiscal year. As of December 31, 2010, we were in compliance with all covenants. For the year ended December 31, 2010, our ratio of debt to adjusted EBITDA was 2.54, our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 4.15, and our capital expenditures totaled $3,972,460. As of December 31, 2010, we have available $4,511,123 under our existing credit facilities that we can use without causing a breach in these covenants.

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

Effective April 1, 2010, Industrial Services of America, Inc. (the “Company”) and K&R, LLC (“K&R”) entered into an agreement (the “Amendment”) which amends a consulting agreement which the parties had entered into on January 2, 1998 (the “Prior Agreement”). Under the Prior Agreement, the Company engaged K&R as a consultant and retained the services of K&R management personnel to perform planning and consulting services with respect to the Company’s businesses, including the preparation of business plans, pro forma budgets, and assistance with general operational issues. The Prior Agreement provided for a term of ten years, with an automatic renewal for additional terms of one year on January 1 of each successive calendar year unless either party provides the other party with written notice of its intent not to renew at least six months prior to the expiration of the then existing term. The Company’s Chief Executive Officer, Harry Kletter, is a member of Kletter Holding, LLC, which is the sole member of K&R. The Amendment increases the consulting fees from $240,000 per annum to $480,000 per annum. The annual fee is payable in equal monthly installments of $40,000. The Amendment otherwise ratifies the Prior Agreement in all respects. Deposits include one month of the original agreement’s consulting services in advance in the amount of $20,000. Our Chairman is compensated through these consulting fees. In 2010, we extended this consulting agreement for one year according to the terms of the contract.

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

Amendment to Steve Jones’ employment agreement: Effective July 1, 2010, the Company amended and restated the employment agreement of Steve Jones (“Mr. Jones”), the Company’s Vice President of Operations – ISA Alloys at the time, to (a) extend the term to June 30, 2015, and (b) replace the annual bonus of a cash payment equal to 7.5% of the amount determined for each fiscal year of the segment

27.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009, and 2008

profit of ISA Alloys minus selling, general and administrative expenses applicable to the ISA Alloys segment with (i) an annual bonus based on the Company’s achievement of certain return on net assets (“RONA”) targets pursuant to incentive plans to be established by the Company, to be payable in cash or partly in Common Stock, at the election of Mr. Jones. Also, due to management’s reconsideration of appropriate compensation for this position, Mr. Jones was no longer entitled to: (i) a bonus of up to 45,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (ii) a one-time bonus of up to 225,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as of December 31, 2014. As of December 17, 2010, Mr. Jones was no longer an employee of the Company.

Amendment to Jeffrey Valentine’s employment agreement: Effective July 1, 2010, the Company amended and restated the employment agreement of Jeffrey Valentine (“Mr. Valentine”), the Company’s General Manager of ISA Alloys, to (a) extend the term to June 30, 2015, and (b) replace the annual bonus of a cash payment equal to 7.5% of the amount determined for each fiscal year of the segment profit of ISA Alloys minus selling, general and administrative expenses applicable to the ISA Alloys segment with (i) an annual cash bonus based on the Company’s achievement of certain RONA targets pursuant to an incentive plan to be established by the Company. Also, due to management’s reconsideration of appropriate compensation for this position, Mr. Valentine is no longer entitled to: (i) a bonus of up to 45,000 shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (ii) a one-time bonus of up to 75,000 shares of Common Stock based on the Company’s achievement of certain 5 year RONA targets as of December 31, 2014.

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

The purchase price was negotiated between us and Steve Jones, co-owner of Venture Metals, LLC. Venture Metals, LLC is owned by Steve Jones and Jeff Valentine, both of who were our employees at the time. Mr. Valentine remains our employee. At the same time as these negotiations took place, we renegotiated all management contracts and employment agreements, including those of Mr. Jones and Mr. Valentine, as previously described in this Note. Mr. Jones’ and Mr. Valentine’s original employment agreements were entered into in connection with our prior purchase of assets from Venture Metals, LLC. An outside financial consultant also assessed the transaction to provide an opinion of the fair value of the transaction, which led to a supplemental acquisition dated July 1, 2010, as described below.

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

We lease equipment from a related party (see Note 6) under an operating lease expiring November 2015.

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

We filed a Motion for Summary Judgment in October, 2009, which the court denied in February, 2010. Discovery by the parties is still ongoing. A jury trial is currently set for June 20, 2011. As of December 31, 2010, the amount of relief sought for punitive and compensatory damages was undetermined. We are vigorously defending all of Lennox’s claims as we believe the claims to be without merit.

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

NOTE 13 – PURCHASE OF INVENTORY, FIXED ASSETS, AND INTANGIBLE ASSETS OF VENTURE METALS, LLC

On January 13, 2009 we entered into an inventory purchase agreement with Venture Metals, LLC (“Venture”), a metal recycler focused on stainless steel and high temperature alloys, and its members, Steve Jones, Jeff Valentine and Carlos Corona, under which we agreed to pay to Venture $8,846,794 for inventory comprised of stainless steel and high temperature alloys, which we verified as to weight. We funded the purchase of the inventory through our line of credit with BB&T. We subsequently paid an additional $262,265 for inventory after the final verification of weight. This initial transaction was part of an overall agreement to acquire the operations of Venture.

Under the agreement, we had the right to retain the use of the property located at 3409 Camp Ground Road, Louisville, Kentucky, the site of the Venture business that Venture leases from Luca Investments, LLC (“Luca”), an affiliate of Venture, owned 50.0% each by Messrs. Jones and Valentine. We had the right to use the facilities located on those premises for a period not to exceed two years from the date of the

34.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009, and 2008

agreement for a monthly rental of $15,000. Messrs. Valentine and Corona are our employees. We entered into an employment agreement with Mr. Valentine which includes bonuses for which we have accrued in our balance sheet as of December 31, 2010 and 2009.

On April 13, 2009, we exercised our option to purchase fixed assets under an installment purchase agreement with Venture, whereby Venture sold all of its fixed assets, located at 3409 Camp Ground Road, Louisville, Kentucky, to us by virtue of an installment purchase agreement effective February 11, 2009. Steve Jones, Jeff Valentine and Carlos Corona were the sole members of Venture. Under the notice of exercise of option to purchase fixed assets we agreed to purchase the fixed assets on April 17, 2009 for the purchase price of $1,498,885 less the aggregate amount of all rent we paid to Venture under the previous agreement. The installment payment we owed to Venture was $15,000 per month commencing March 1, 2009 with a pro-rata amount paid for the period from February 11, 2009 through February 28, 2009. A further description of the installment purchase agreement and related transactions is contained in Items 1.01 and 2.01 of Form 8-K for the event dated February 11, 2009, as filed on February 18, 2009, with the Securities and Exchange Commission by us.

At the time of the consummation of the option to purchase fixed assets, the installment purchase agreement terminated. In connection with the exercise of the option to purchase, Venture had to satisfy outstanding obligations with respect to the fixed assets owed to a number of creditors. The fixed assets include equipment such as cranes, loaders, scales, forklifts, computers, including computer software, furniture and certain leasehold improvements to the property at 3409 Camp Ground Road, Louisville, Kentucky.

We completed the acquisition of the real property at 3409 Camp Ground Road, Louisville, Kentucky, from Luca on April 2, 2009. Under the agreement, we purchased the property and improvements thereon consisting of 5.67 acres with a 7,875 square foot building located thereon. We paid $2,067,041 for the property, comprised of $1,267,041 in cash and 300,000 shares of ISA common stock priced at the per share NASDAQ last sale price of $2.67, as quoted on NASDAQ at 10:30 a.m. (EDT) on April 2, 2009. We determined the purchase price for the real estate based on internal analyses as to the value of the property. BB&T provided credit to us under our $10,000,000 line of credit with BB&T funding the cash portion of the purchase price.

Although the above transactions were not completed simultaneously due to timing constraints relating to verification of inventory, fixed asset appraisals, property appraisals, and funding considerations, management’s intention from the initial transaction was to purchase the operations of Venture. As the above transactions were completed within the one-year measurement period according to ASC Topic 805, we have treated these combined transactions as an acquisition (the “2009 Acquisition”) and have followed FASB’s authoritative guidance on business combinations for reporting purposes. Accordingly, the results of operations of the acquired business have been included in the consolidated statement of income since January 2009. See also the Unaudited Pro Forma Consolidated Financial Statements and Notes for the year ending December 31, 2008 included in Note 16—“Unaudited Pro Forma Consolidated Financial Statement and Notes.” With this acquisition, we did not obtain control of Venture, as we did not have any financial interest, variable financial interest, voting interest or shares in Venture, not did we have or obtain a non-controlling interest in Venture.

The initial purchase price was allocated based on the information available to management and Venture at the time. Management engaged a third party appraiser to determine the fair value of the property and

35.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009, and 2008

equipment acquired. Subsequent to the completion of this process, we recorded an adjustment to the purchase price allocation amounting to $2,007,041. Goodwill resulting from this purchase relates to the name recognition of Venture Metals, LLC in the industry as well as synergies expected from the business combination. Any adjustments made to provisional amounts are based on new information obtained about the facts and circumstances that existed as of the acquisition date.

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

On March 26, 2010, we entered into an agreement dated July 1, 2010, subject to shareholder approval of certain issuances of shares of our common stock. After shareholder approval of the issuance of 300,000 shares of our common stock, on July 1, 2010, we entered into an asset purchase agreement and a non-compete agreement with Venture. Pursuant to the asset purchase agreement dated July 1, 2010, in consideration for the transfer of the Venture Metals, LLC name and entry into the Non-Compete Agreement, we delivered to Venture 300,000 shares of our common stock based on a price of $10.41 per share (the “Purchase Price”) based on the stock price on July 1, 2010. Management determined that the purchase of these intangibles would protect our market position and customer and supplier relationships and also constitutes a separate business acquisition under ASC Topic 805 (the “2010 Acquisition”).

The purchase price was negotiated between us and Steve Jones, co-owner of Venture. After purchasing Mr. Corona’s share of Venture on January 1, 2010, Venture was owned by Steve Jones and Jeff Valentine, both of who were our employees at the time. Mr. Valentine remains our employee. At the same time as these negotiations took place, we renegotiated the employment agreements of Mr. Jones and Mr. Valentine, as further described Note 6 – “Certain Related Party Transactions.” Mr. Jones’ and Mr. Valentine’s original employment agreements were entered into in connection with our prior purchase of assets from Venture. An outside financial consultant also assessed the transaction to provide an opinion of the fair value of the transaction, which led to a supplemental acquisition dated July 1, 2010, as described below.

The material terms of the Non-Compete Agreement include that (i) Venture, or any entity that Venture may become, operating under any name agrees that for a period of five (5) years from the date of the Agreement (the “Non-Competition Period”), Venture will not directly or indirectly (a) engage in any business which is the same or substantially the same as any business of the Company (the “Restricted Business”), or (b) have any interest in any other business venture, whether as a debt or equity holder, member, manager, partner, agent, security holder, consultant or otherwise, that directly or indirectly is engaged in the Restricted Business, within one hundred (100) direct miles of any geographic area in which

36.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009, and 2008

the Company, its affiliates or any of their respective subsidiaries, engages in the business operations as of the date hereof (the “Restricted Area”); (ii) during the Non-Competition Period, Venture will not, directly or indirectly, (a) solicit for employment or employ (or attempt to solicit for employment or employ), for Venture or on behalf of any other person (other than the Company or any of its respective subsidiaries), or (b) otherwise encourage any such employee to leave his or her employment with the Company, its affiliates or any of their respective subsidiaries; (iii) during the Non-Competition Period, Venture shall not, directly or indirectly, (a) solicit, call on, or transact or engage in the Restricted Business with (or attempt to do any of the foregoing with respect to) any customer (e.g.: North American Stainless), distributor, vendor, supplier or agent with whom the Company, its affiliates or any of their respective subsidiaries shall have dealt, or that the Company, its affiliates or any of their respective subsidiaries shall have actively sought to deal, for or on behalf of Venture or any other person (other than the Company, its affiliates or any of their respective subsidiaries) in connection with the Restricted Business or (b) encourage any such customer, distributor, vendor, supplier or agent to cease, in whole or in part, its business relationship with the Company, its affiliates or any of their respective subsidiaries; and (iv) if Venture breaches the terms of this Agreement, the Company will be entitled to the following remedies: (a) damages from Venture; (b) to offset against any and all amounts owing to Venture under the Asset Purchase Agreement any and all amounts which the Company claims under the Agreement; (c) in addition to its right to damages and any other rights it may have to obtain injunctive or other equitable relief to restrain any breach or threatened breach or otherwise to specifically enforce the provisions of this Agreement, it being agreed that money damages alone would be inadequate to compensate the Company and would be an inadequate remedy for such breach; and (d) the rights and remedies of the parties to the Agreement are cumulative and not alternative.

On June 16, 2010, the Company and Venture agreed to a supplemental acquisition, the 2010 Acquisition, dated July 1, 2010. Pursuant to this agreement, on April 12, 2010, the Company paid Venture $1,348,942 for the benefit of Messrs. Jones and Valentine using the line of credit. This amount represents an annual performance bonus in cash equal to seven and one-half percent (7.5%) for both Mr. Jones and Mr. Valentine of the amount determined, for the 2009 fiscal year of the Company, by (i) the Segment profit of the 2009 Acquisition (the “Alloys Segment Profit”) minus (ii) the product of (a) the selling, general and administrative expenses under the Other category, times (b) the percentage determined by dividing the Alloys Segment Profit by the Segment profit under the Segment Totals category, all as reflected in the Segment Information note of the Notes to Consolidated Financial Statements as contained in the 2009 Annual Report on Form 10-K. The amount was accrued in 2009 by expensing the calculated amount monthly throughout 2009 to bonus expense in the Recycling segment’s SG&A expenses. On July 1, 2010, the Company issued to Venture 300,000 shares of Common Stock, in exchange for Venture’s customer list, the Venture name, Venture’s execution of a non-compete agreement, and Venture’s agreement to cause Mr. Jones and Mr. Valentine to provide the company with non-compete agreements. Based on an independent appraisal, the Company shall deliver up to an additional 750,000 shares of ISA Common Stock in accordance with the following:

                    (a) Venture shall receive up to ninety thousand (90,000) shares of ISA common stock per annum commencing in 2011 for calendar year 2010, and thereafter in 2012, 2013, 2014, and 2015 for calendar years 2011, 2012, 2013, and 2014, respectively, resulting in a maximum of four hundred and fifty thousand (450,000) shares of ISA common stock over the such period (but in no event greater than 90,000 shares in any one calendar year) based on satisfaction of certain RONA criteria as established by the Company.

37.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009, and 2008

Such consideration shall be payable in the form of ISA common stock in one delivery of a stock certificate, as soon as practicable following December 31, 2015 subject to applicable withholding and other taxes and other required deductions;

                    (b) Venture shall be entitled to receive additional consideration for the purchase of assets up to three hundred thousand (300,000) shares of ISA common stock based on satisfaction of the 5 year (2010-2014) average RONA criteria as established by the Company. Such consideration shall be payable in the form of Company common stock in one delivery of a stock certificate, as soon as practicable following December 31, 2014 subject to applicable withholding and other taxes and other required deductions.

The Company is in the process of obtaining a valuation. Of the valuation methodologies considered for the valuation of the intangible assets purchased from Venture, the income approach valuation method is being considered. In this approach, discounted cash flow analysis measures the value of a company by the present value of its estimated future economic benefits. These benefits can include earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment. The material assumptions to be used in the valuation will include a discount rate range, a long-term growth rate, a working capital rate, and a terminal growth rate range. The valuation will include income projections and capital expenditure forecasts as provided by management. These assumptions and estimates will be based on information available at the time the valuation is performed. These assumptions and estimates bear the risk of change as future performance, future economic conditions, and continued major customer relationships cannot be predicted or guaranteed.

Based on preliminary estimates and the share price as of July 1, 2010 of $10.41 per share, we recorded additional goodwill of $4,273,000, decreased the value of the intangible asset by $630,000, and increased fourth quarter amortization expense related to the intangible assets by $98,718. We have also recorded a commitment of $7,300,000 to paid in capital representing the fair value of the contingent consideration associated with the purchase of the intangibles as of December 31, 2010. This commitment value was determined based on management’s estimate that the probability of achieving the RONA criteria was approximately 94%. The maximum value of the contingent shares is $7,807,500 based on the $10.41 per share value as of the acquisition date.

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

For performance-based stock awards granted under this plan, we have assumed that the performance targets for awards granted in a specific year will be achieved. We have assumed that performance targets for future years will not be achieved. Based on these assumptions, we use the closing per share stock price on the date the contract is signed to calculate award values for recording purposes. These calculated amounts reflect the aggregate grant date fair value of the stock awards computed in accordance with ASC Topic 718.

As of July 1, 2009, we awarded options to purchase 30,000 shares of our stock each to our three independent directors for a total of 90,000 shares at a per share exercise price of $4.23. We recorded expense related to these stock options of $95,071 in 2009. See Note 1 – “Stock Option Plans” of these Notes to Consolidated Financial Statements for additional information on this stock option plan.

On January 6, 2010, the Board of Directors granted non-performance based stock awards of 25,500 shares to management at $6.39 per share. On January 11, 2010, we issued 18,000 shares and on February 11, 2010, we issued the remaining 7,500 shares of this grant. On June 8, 2010, we issued 30,000 thousand shares of our stock to management. These shares were granted pursuant to a performance based stock plan authorized on April 14, 2009, at a grant date fair value of $2.53 per share. On November 15, 2010, we issued 5,000 shares of our stock to management at $10.34 per share. In January 2011, we issued 60,000 shares of our stock to management. These shares were granted pursuant to a performance based stock plan authorized on April 1, 2010, at a grant date fair value of $11.93 per share. We also issued non-performance based stock awards of 600 shares to consultants at $12.31 per share.

39.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010, 2009, and 2008

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	1st	2nd	3rd	4th	Year

2010
Revenue	$74,168,966	$92,814,962	$76,550,300	$99,471,087	$343,005,315
Gross profit	6,283,458	7,753,664	7,368,973	5,878,926	27,285,021
Income before other income (expense)	3,082,436	4,189,393	3,484,914	2,791,593	13,548,336
Net income	1,763,264	2,347,200	1,922,621	2,019,524	8,052,609
Basic earnings per share	0.27	0.36	0.28	0.30	1.22
Diluted earnings per share	0.27	0.36	0.28	0.29	1.21

	1st	2nd	3rd	4th	Year

2009
Revenue	$24,249,923	$39,124,314	$79,969,474	$37,707,969	$181,051,680
Gross profit	3,984,805	4,151,071	6,513,443	5,643,386	20,292,705
Income before other income (expense)	1,275,144	1,711,188	3,906,967	2,911,741	9,805,040
Net income	654,063	922,210	2,161,214	1,547,225	5,284,712
Basic earnings per share	0.12	0.17	0.37	0.24	0.91
Diluted earnings per share	0.12	0.17	0.37	0.24	0.91

Shredder production began in the third quarter of 2009, significantly increasing revenues in the first and second quarters of 2010 as compared to the first and second quarters of 2009. Historically, fourth quarter revenue has decreased; however, in the fourth quarter of 2010, a major customer increased their stainless steel orders by $57.4 million as compared to the fourth quarter of 2009.

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

40.

NOTE 16 - UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008

	ISA	Venture Metals	Pro Forma Adjustments	Notes	Pro Forma as Adjusted

ASSETS
Current assets
Cash	$1,103,842	$—	$—		$1,103,842
Income tax receivable	36,016	—	—		36,016
Accounts receivable – trade (after allowance for doubtful accounts of $490,000 in 2008)	3,811,484	2,822,998	(2,822,998)	(a)	3,811,484
Net investment in sales-type leases	54,629	—	—		54,629
Inventories	4,371,348	9,108,489	570	(b)	13,480,407
Deferred income taxes	912,337	—	—		912,337
Other	126,902	175,080	(175,080)	(a)	126,902

Total current assets	10,416,558	12,106,567	(2,997,508)		19,525,617

Shredder system construction in progress	6,547,902	—	—		6,547,902
Net property and equipment	10,895,477	1,700,089	(141,204)	(b)	12,454,362

Other assets
Net investment in sales-type leases	71,222	—	—		71,222
Notes receivable – related party	167,594	—	—		167,594
Goodwill	560,005	—	2,007,041	(b)	2,567,046
Other assets	132,672	—	—		132,672

	931,493	—	2,007,041		2,938,534

	$28,791,430	$13,806,656	$(1,131,671)		$41,466,415

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$857,863	$6,327,860	$(6,327,860)	(a)	$857,863
Current maturities of capital lease obligations	80,771	—	—		80,771
Accounts payable	3,701,895	1,593,125	(1,593,125)	(a)	3,701,895
Income tax payable	566,025	1,734,365	(1,734,365)	(a)	566,025
Liability for legal settlements	1,037,165	—	—		1,037,165
Interest rate swap agreement liability	792,236	—	—		792,236
Other current liabilities	391,731	406,979	(406,979)	(a)	391,731

Total current liabilities	7,427,686	10,062,329	(10,062,329)		7,427,686

Long-term liabilities
Long-term debt	8,510,014	454,257	11,420,728	(a)(c)	20,384,999
Capital lease obligations	20,798	—	—		20,798
Deferred income taxes	808,609	—	—		808,609

	9,339,421	454,257	11,420,728		21,214,406

Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized, 6,142,500 shares issued and 5,062,938 shares outstanding in 2008	21,475	—	990	(c)	22,465
Additional paid-in capital	3,742,373	—	799,010	(c)	4,541,383
Retained earnings	10,601,102	—	—		10,601,102
Accumulated other comprehensive loss	(792,236)	—	—		(792,236)
Members’ Equity	—	3,290,070	(3,290,070)	(d)	—
Treasury stock at cost, 779,562 shares in 2008	(1,548,391)	—	—		(1,548,391)

	12,024,323	3,290,070	(2,490,070)		12,824,323

	$28,791,430	$13,806,656	$(1,131,671)		$41,466,415

41.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
Year ended December 31, 2008

	ISA	Venture Metals	Pro Forma Adjustments	Notes	Pro Forma as Adjusted

Revenue from services	$18,182,726	$—	$—		$18,182,726
Revenue from product sales	81,859,765	161,714,637	—		243,574,402

Total Revenue	100,042,491	161,714,637	—		261,757,128

Cost of goods sold for services	16,502,452	—	—		16,502,452
Cost of goods sold for product sales	68,639,348	155,118,176	—		223,757,524
Inventory adjustment for lower cost or market	1,228,352	—	—		1,228,352

Total Cost of goods sold	86,370,152	155,118,176	—		241,488,328

Selling, general and administrative expenses	10,215,904	5,553,631	(206,180)	(e)	15,563,355

Income before other income (expense)	3,456,435	1,042,830	206,180		4,705,445

Other income (expense)
Interest expense	(372,444)	(1,083,188)	(40,163)	(f)	(1,495,795)
Interest income	85,598	10,229	—		95,827
Gain (loss) on sale of assets	34,842	(7,389)	—		27,453
Provision for lawsuit settlement	(990,000)	—	—		(990,000)
Other income (loss), net	336,802	—	—		336,802

	(905,202)	(1,080,348)	(40,163)		(2,025,713)

Income before income taxes	2,551,233	(37,518)	166,017		2,679,732

Income tax provision	1,023,635	—	48,257	(g)	1,071,892

Net income	$1,527,598	$(37,518)	$117,760		$1,607,840

Basic earnings per share	$0.28				$0.30

Average Shares Outstanding	5,393,720				5,393,720

Diluted earnings per share	$0.28				$0.30

Average Shares Outstanding	5,393,720				5,393,720

42.

PRO FORMA ADJUSTMENTS

The following pro forma adjustments are reflected in the accompanying unaudited pro forma consolidated financial information:

(a)	To remove assets and liabilities of Venture Metals, LLC. not acquired or assumed by the Company.

(b)	To record inventory, property, equipment, and goodwill of Venture Metals, LLC. acquired by the Company.

(c)

To record stock funding used and borrowings made on the Company’s non-revolving credit facility to fund the cash portion of the purchase price, and other liabilities assumed by the Company in the acquisition.

(d)	To eliminate the stockholders’ equity section of the sellers’ balance sheet.

(e)

Reflects elimination of selling, general and administrative expenses associated primarily with banking fees previously incurred by Venture Metals, LLC. that will not be incurred in revised capital structure offset by estimated depreciation on equipment.

(f)	To record interest expense on funds borrowed to finance the acquisition, net of interest expense reported by the acquiree.

(g)

To record the pro forma (provision) benefit for income taxes based on “Pro Forma as Adjusted” pretax income (loss) based upon each period’s consolidated combined state and Federal effective tax rate of 40%.

43.

The unaudited pro forma consolidated statements of income for the year ended December 31, 2008 give effect to Industrial Services of America, Inc.’s (the Company) January 15, 2009 acquisition of certain assets of Venture Metals, LLC. (Venture Metals) as if the acquisition of certain assets had been completed on January 1, 2008.

The unaudited pro forma consolidated balance sheet as of December 31, 2008, gives effect to the acquisition as if the transaction had occurred on December 31, 2008.

The unaudited pro forma consolidated financial information should be read in conjunction with the Company’s historical consolidated financial statements and accompanying notes included in the Company’s periodic reports previously filed with the Securities and Exchange Commission. The unaudited pro forma consolidated financial information may not necessarily reflect the financial position or results of operations which would have been obtained if these transactions had been consummated on the dates indicated in the unaudited pro forma consolidated financial information.

The unaudited pro forma consolidated financial data are based on the final purchase price allocation as determined by a third party appraiser. Pro forma adjustments are necessary to reflect the final purchase price and changes in our capital structure and to adjust amounts related to Venture Metals assets and liabilities to their fair values. Pro forma adjustments are also necessary to reflect the income tax effects related to the pro forma adjustments.

44.

BASIS OF PRESENTATION

The accompanying unaudited pro forma consolidated financial information is presented on a basis consistent with the Company’s historical consolidated financial statements. Industrial Services of America acquired certain assets of Venture Metals, LLC. which represents substantially all of the continuing operations of Venture Metals, LLC. Assets and liabilities of Venture Metals not acquired by Industrial Services of America, Inc. have been eliminated in pro-forma adjustments as further described below.

PURCHASE PRICE

Purchase Price Summary
For purposes of the pro forma financial information, the following table presents the components of the purchase price consideration.

Cash paid as of January 13, 2009	$8,846,794	Inventory
Cash paid as of February 10, 2009	262,265	Inventory
Cash paid as of April 2, 2009	1,267,041	Property
Stock issued as of April 2, 2009	800,000	Property (300,000 shares)
Cash paid as of April 17, 2009	1,498,885	Fixed Assets

Total purchase price	$12,674,985

Purchase Price Allocation
The following represents the preliminary allocation of the purchase price to the acquired assets of Venture Metals, LLC. along with the adjustment made to the purchase price allocation based on the third party appraisal and is for illustrative purposes only. The allocation is based on Venture Metals, LLC.’s assets as of December 31, 2008.

	Original	Adjustment	Final

Inventory	$9,109,059	$—	$9,109,059
Equipment, furniture and fixtures	1,498,885	(474,301)	1,024,584
Property and improvement	2,067,041	(1,532,740)	534,301
Goodwill	—	2,007,041	2,007,041

Total purchase price	$12,674,985	$—	$12,674,985

45.

SUPPLEMENTARY INFORMATION

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2010, 2009 and 2008

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Period

Description

Allowance for doubtful accounts 2010 (deducted from accounts receivable)	$100,000	$—	$—	$100,000

Allowance for doubtful accounts 2009 (deducted from accounts receivable)	$490,000	$—	$(390,000)	$100,000

Allowance for doubtful accounts 2008 (deducted from accounts receivable)	$100,000	$390,000	$—	$490,000

Accrual for legal settlements for 2010	$—	$—	$—	$—

Accrual for legal settlements for 2009	$990,000	$—	$990,000	$—

Accrual for legal settlements for 2008	$—	$990,000	$—	$990,000

* uncollected amounts written off, net of recoveries

46.