Form 10-Q
period 2011-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2011-11-14
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2011: 6,940,517.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2011 (Unaudited)	December 31, 2010

	(in thousands)
Current assets
Cash and cash equivalents	$3,037	$2,468
Income tax receivable	3,177	—
Accounts receivable – trade (after allowance for doubtful accounts of $100 thousand in 2011 and 2010)	28,409	27,449
Net investment in sales-type leases	38	33
Inventories	21,027	34,311
Deferred income taxes	511	942
Prepaid expenses	535	392
Employee loans	5	6

Total current assets	56,739	65,601

Net property and equipment	26,555	27,554

Other assets
Net investment in sales-type leases	11	40
Notes receivable – related party	56	88
Goodwill	6,840	6,840
Intangible assets, net	5,213	5,775
Deposits	626	263

Total other assets	12,746	13,006

Total assets	$96,040	$106,161

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2011 (Unaudited)	December 31, 2010

	(in thousands)
Current liabilities
Current maturities of long-term debt (Note 4)	$1,872	$1,824
Accounts payable	5,646	11,406
Income tax payable	—	2,909
Interest rate swap agreement liability (Note 4)	558	650
Accrued bonuses	—	1,175
Other current liabilities	509	319

Total current liabilities	8,585	18,283

Long-term liabilities
Long-term debt (Note 4)	44,729	43,623
Deferred income taxes	3,390	3,373

Total long-term liabilities	48,119	46,996

Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized, 7,192,500 shares issued in 2011 and 2010, 6,940,517 and 6,789,917 shares outstanding in 2011 and 2010, respectively	24	24
Additional paid-in capital	18,282	17,852
Retained earnings	21,882	23,938
Accumulated other comprehensive loss	(338)	(353)
Treasury stock at cost, 251,983 and 407,583 shares in 2011 and 2010, respectively	(514)	(579)

Total shareholders’ equity	39,336	40,882

Total liabilities and shareholders’ equity	$96,040	$106,161

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

	(in thousands, except per share information)
Revenue from services	$1,403	$1,761
Revenue from product sales	54,363	74,789

Total Revenue	55,766	76,550

Cost of goods sold for services	1,300	1,687
Cost of goods sold for product sales	55,496	67,494
Inventory adjustment for lower of cost or market	3,441	—

Total Cost of goods sold	60,237	69,181

Selling, general and administrative expenses	2,694	3,884

(Loss) income before other income (expense)	(7,165)	3,485

Other income (expense)
Interest expense	(426)	(353)
Interest income	5	6
Gain (loss) on sale of assets	(30)	22
Other income (loss), net	19	44

Total other expense	(432)	(281)

(Loss) income before income taxes	(7,597)	3,204

Income tax provision (benefit)	(3,061)	1,281

Net (loss) income	$(4,536)	$1,923

Basic (loss) earnings per share	$(0.67)	$0.28

Diluted (loss) earnings per share	$(0.67)	$0.28

Weighted shares outstanding:
Basic	6,790	6,785

Diluted	6,790	6,835

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

	(in thousands, except per share information)
Revenue from services	$4,064	$4,831
Revenue from product sales	222,852	238,703

Total Revenue	226,916	243,534

Cost of goods sold for services	3,758	4,474
Cost of goods sold for product sales	212,345	217,654
Inventory adjustment for lower of cost or market	3,441	—

Total Cost of goods sold	219,544	222,128

Selling, general and administrative expenses	9,045	10,649

(Loss) income before other income (expense)	(1,673)	10,757

Other income (expense)
Interest expense	(1,632)	(1,022)
Interest income	16	24
Gain on sale of assets	111	256
Other income (loss), net	(483)	40

Total other expense	(1,988)	(702)

(Loss) income before income taxes	(3,661)	10,055

Income tax provision (benefit)	(1,605)	4,022

Net (loss) income	$(2,056)	$6,033

Basic (loss) earnings per share	$(0.30)	$0.92

Diluted (loss) earnings per share	$(0.30)	$0.91

Weighted shares outstanding:
Basic	6,922	6,567

Diluted	6,922	6,611

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

					Accumulated Other Comprehensive Loss
	Common Stock		Additional Paid-in Capital	Retained Earnings		Treasury Stock		Total Shareholders’ Equity

	Shares	Amount				Shares	Cost

(in thousands, except share information)
Balance as of December 31, 2010	7,192,500	$24	$17,852	$23,938	$(353)	(402,583)	$(579)	$40,882

Net unrealized income on derivative instruments, net of tax	—	—	—	—	15	—	—	15

Stock bonuses	—	—	430	—	—	150,600	65	495

Net loss	—	—	—	(2,056)	—	—	—	(2,056)

Balance as of September 30, 2011	7,192,500	$24	$18,282	$21,882	$(338)	(251,983)	$(514)	$39,336

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

	(in thousands)
Cash flows from operating activities
Net (loss) income	$(2,056)	$6,033
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,387	2,681
Inventory write-down	3,441	—
Stock bonus to employees	495	452
Deferred income taxes	371
Gain on sale of property and equipment	(111)	(256)
Change in assets and liability
Receivables	(960)	(27,658)
Net investment in sales-type leases	24	20
Inventories	9,842	(4,446)
Income tax receivable	(3,177)	—
Other assets	(170)	(722)
Accounts payable	(5,759)	10,023
Accrued bonuses	(1,175)	290
Income tax payable	(2,909)	2,076
Other current liabilities	190	113

Net cash from (used in) operating activities	1,433	(11,394)

Cash flows from investing activities
Proceeds from sale of property and equipment	173	351
Purchases of property and equipment	(1,856)	(1,871)
Deposits on equipment	(367)	(605)
Payments from related party	32	30

Net cash used in investing activities	(2,018)	(2,095)

Cash flows from financing activities
Payments on capital lease obligation	—	(21)
Payments on long-term debt	(4,026)	(33,934)
Proceeds from long-term debt	5,180	48,800

Net cash from financing activities	1,154	14,845

Net increase in cash	569	1,356
Cash at beginning of year	2,468	713

Cash at end of year	$3,037	$2,069

Supplemental disclosure of cash flow information:
Cash paid for interest	1,632	1,022
Cash paid for taxes	4,120	1,946
Supplemental disclosure of noncash investing and financing activities
Common stock issued to acquire intangibles	—	2,260

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles for complete consolidated financial statements. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2011 and the results of our operations and changes in our cash flow for the periods ended September 30, 2011 and 2010. Results of operations for the period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2010 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2010 on file with the Securities and Exchange Commission.

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

We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at September 30, 2011 (in thousands):

Assets	Level 1	Level 2	Total
Cash and cash equivalents	$3,037	$—	$3,037

Liabilities
Long-term debt	$—	$46,601	$46,601
Derivative contract	—	558	558

We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the quarter ending September 30, 2011. For Level 3 assets, goodwill is subject to impairment analysis each year end under Phase I of the ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment.

Subsequent Events

We have evaluated the period from September 30, 2011 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements and no events were identified.

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

We have the following intangible assets as of September 30, 2011:

	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value

		(in thousands)
Amortized intangible assets
Venture Metals, LLC trade name	$730	$(182)	$548
Non-compete agreements	620	(155)	465
Venture Metals, LLC customer list	4,800	(600)	4,200

Total intangible assets	$6,150	$(937)	$5,213

We amortize the trade name and non-compete agreements using a method that reflects the pattern in which the economic benefits are consumed or otherwise used over a 5-year life as stated in the agreements. We amortize the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $562.5 thousand and $67.5 thousand for the nine month periods ending September 30, 2011 and 2010, respectively.

As of September 30, 2011, we expect amortization expense for these assets for the next five fiscal years and thereafter to be as follows:

	Balance -		Balance -
Year	Beginning of Year	Amortization	End of Year

	(in thousands)
2011	$5,775	$(750)	$5,025
2012	5,025	(750)	4,275
2013	4,275	(750)	3,525
2014	3,525	(750)	2,775
2015	2,775	(615)	2,160
Thereafter	2,160	(2,160)	—

NOTE 4 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

On August 9, 2011, we entered into a Loan and Security Agreement (the “August Agreement”) with Fifth Third Bank (the “Bank”) pursuant to which the Bank agreed to loan the Company funds pursuant to a Promissory Note (the “August Note”) in the amount of $115.0 thousand for the purpose of purchasing operating equipment. The interest rate is 5.95%. Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, is due no later than August 12, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of September 30, 2011, the outstanding balance of this loan was $112.9 thousand.

On April 12, 2011, we entered into a Loan and Security Agreement (the “Agreement”) with Fifth Third Bank (the “Bank”) pursuant to which the Bank agreed to loan the Company funds pursuant to a Promissory Note (the “Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is 5.68%. Principal and interest is payable in 48 equal monthly installments of $5.3 thousand. The first such payment commenced on May 20, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, is due and payable no later than April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of September 30, 2011, the outstanding balance of this loan was $200.2 thousand.

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

Under the Credit Agreement, we were permitted to borrow the lesser of $40.0 million or the borrowing base, consisting of the sum of 80% of eligible accounts plus 60% of eligible inventory up to $17.0 million. Under the April Amendment, the Bank agreed to increase the revolving credit facility to the lesser of $45.0 million or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $18.0 million.

The July 30, 2010 Credit Agreement, which except as described above, remains in full force and effect, provided us a revolving credit facility in the amount of $40.0 million for the purpose of replacing the existing $20.0 million senior revolving credit facility with Branch Banking and Trust Company (“BB&T”) and for payment of the $5.0 million note payable to BB&T (collectively, the “Prior Obligations”). Proceeds of the new revolving credit facility in the amount of $33.4 million were used to repay the outstanding principal balance of the Prior Obligations. We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory. In addition, we entered into a term loan agreement with the Bank in the amount of $8.8 million for the purpose of replacing the $6.0 million note payable secured by our shredder system, the $3.0 million note payable secured by our rental fleet equipment, and the $610.0 thousand note payable secured by our crane.

With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. As of September 30, 2011, the interest rate was 3.00%. We also pay a fee of 0.5% on the unused portion. The revolving credit facility expires on July 31, 2013. Under the April Amendment to the revolving credit facility, we are permitted to borrow the lesser of $45.0 million or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $18.0 million. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, we provided the Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with the $8.8 million term loan. As of September 30, 2011, the outstanding balance of the revolving line of credit was $37.7 million.

The $8.8 million term loan provides for an interest rate of 3.25% as of September 30, 2011. Principal and interest is payable monthly in consecutive equal installments of $105,000. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on July 31, 2013. In addition, beginning April 30, 2012 (or, if earlier, upon completion of the Company’s financial statements for the fiscal year ending December 31, 2011), we will make an annual payment equal to 25% of (i) our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of September 30, 2011, the outstanding balance of the term loan was $7.3 million.

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

In the Credit Agreement, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. As of September 30, 2011, we were not in compliance with all covenants. We received a waiver from the Bank for failing to meet the ratio requirements for covenants (i) and (ii) above. As of September 30, 2011, our ratio of debt to adjusted EBITDA was 8.7; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was (0.7), and our capital expenditures totaled $1.9 million, which includes $0.4 million in deposits on equipment. As of September 30, 2011, we have $7.3 million under our existing credit facilities that we can use based on the bank waiver received.

On October 13, 2010, we entered into a Promissory Note (the “Note”) with Fifth Third Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is 5.20%. Principal and interest is payable monthly in consecutive equal installments of $30.5 thousand. The first such payment commenced on November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, is due and payable no later than October 15, 2014. As security for the Note, we provided the Bank a first priority security interest in the equipment purchased with the proceeds. As of September 30, 2011, the outstanding balance of this note was $1.0 million.

We entered into three interest rate swap agreements with BB&T swapping variable rates for fixed rates in a previous year. The first swap agreement covers $4.9 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.2 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $470.8 thousand in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At September 30, 2011, we recorded the estimated fair value of the liability related to the three swaps at approximately $558.4 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. These swap agreements were not affected by the debt restructuring with Fifth Third Bank. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of September 30, 2011, the balance in this account was $653.1 thousand.

Our long term debt as of September 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010

	(unaudited)
	(in thousands)

Revolving credit facility of $40 million with Fifth Third Bank. See above description for additional details.	$37,705	$35,489

Note payable to Fifth Third Bank in the amount of $8.8 million secured by our rental fleet equipment, our shredder system assets, and a crane. See above description for additional details.	7,330	8,275

Note payable to Fifth Third Bank in the amount of $1.3 million secured by equipment purchased with the proceeds. See above description for additional details.	1,041	1,271

Loan and Security Agreement payable to Fifth Third Bank in the amount of $227 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	200	—

Note payable to Fifth Third Bank in the amount of $115 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	113	—

Note payable to Paccar Financial Corp. in the amount of $164 thousand secured by one Kenworth truck. Payments are $1,697.68 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	—	36

Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7.0%) interest rate. The maturity date under this agreement is August 2012.	212	376

	46,601	45,447
Less current maturities	1,872	1,824

	$44,729	$43,623

The annual maturities of long term debt (in thousands) as of September 30, 2011 are as follows:

2011	$1,872
2012	44,196
2013	444
2014	89
Thereafter	—

Total	$46,601

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$221,203	$—	$—	$221,203
Equipment sales, service and leasing revenues	—	1,649	—	1,649
Management fees	—	4,064	—	4,064
Cost of goods sold	(211,748)	(4,355)	—	(216,103)
Inventory adjustment for lower of cost or market	(3,441)	—	—	(3,441)
Selling, general, and administrative expenses	(6,133)	(600)	(2,312)	(9,045)

Segment (loss) profit	$(119)	$758	$(2,312)	$(1,673)

Segment assets	$83,204	$2,046	$10,790	$96,040

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$237,094	$—	$—	$237,094
Equipment sales, service and leasing revenues	—	1,609	—	1,609
Management fees	—	4,831	—	4,831
Cost of goods sold	(217,023)	(5,105)	—	(222,128)
Selling, general, and administrative expenses	(5,255)	(753)	(4,641)	(10,649)

Segment profit (loss)	$14,816	$582	$(4,641)	$10,757

Segment assets	$102,506	$2,454	$2,325	$107,285

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$53,879	$—	$—	$53,879
Equipment sales, service and leasing revenues	—	484	—	484
Management fees	—	1,403	—	1,403
Cost of goods sold	(55,324)	(1,472)	—	(56,796)
Inventory adjustment for lower of cost or market	(3,441)	—	—	(3,441)
Selling, general, and administrative expenses	(1,931)	(215)	(548)	(2,694)

Segment (loss) profit	$(6,817)	$200	$(548)	$(7,165)

Segment assets	$83,204	$2,046	$10,790	$96,040

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$74,289	$—	$—	$74,289
Equipment sales, service and leasing revenues	—	500	—	500
Management fees	—	1,761	—	1,761
Cost of goods sold	(67,312)	(1,869)	—	(69,181)
Selling, general, and administrative expenses	(1,834)	(233)	(1,817)	(3,884)

Segment profit (loss)	$5,143	$159	$(1,817)	$3,485

Segment assets	$102,506	$2,454	$2,325	$107,285

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

We make certain assumptions regarding future demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded net realizable value of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. In the third quarter of 2011, demand and prices for inventory decreased due to reduced demand for stainless steel arising from weakening economic conditions, which led to a reduction in stainless steel sales volumes and average stainless steel selling prices. In addition, continued weak demand and the impact of declines in anticipated future selling prices which outpaced the decline in inventory costs, resulted in ISA recording a non-cash net realizable value (“NRV”) inventory write-down of $3.4 million.

We believe that given the current drop in market prices for nickel, a key commodity used in stainless steel blends, future stainless steel selling prices will continue to remain below prices that prevailed in prior periods. Due to the high level of uncertainty regarding the economic environment, our past trends of sales volumes may not be indicative of expected volumes going forward.

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

Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Replacement parts included in inventory are depreciated over a one-year life. Other inventory includes fuel, cardboard and baling wire. Inventories as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011				December 31, 2010

	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total

	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$17,452	$1,654	$664	$19,770	$30,546	$1,203	$1,115	$32,864
Waste equipment machinery	—	39	—	39	—	75	—	75
Other	—	87	—	87	—	59	—	59

Total inventories for sale	17,452	1,780	664	19,896	30,546	1,337	1,115	32,998

Replacement parts	1,131	—	—	1,131	1,313	—	—	1,313

Total inventories	$18,583	$1,780	$664	$21,027	$31,859	$1,337	$1,115	$34,311

NOTE 7 - LEASE COMMITMENTS

Operating Leases:

We lease our Louisville, Kentucky facility from a related party under an operating lease expiring December 2012. The rent was adjusted in December 2007 per the Company’s agreement to make monthly payments of $48.5 thousand through December 2012. In addition, we are also responsible for real estate taxes, insurance, utilities and maintenance expense.

We lease office space in Dallas, Texas for which monthly payments of $1.0 thousand are due through September 2012.

We lease equipment from a related party under operating leases expiring in November 2015 and May 2016 for a monthly payment totaling $10.5 thousand.

Future minimum lease payments for operating leases in thousands as of September 30, 2011 are as follows:

2011	$764
2012	285
2013	126
2014	126
2015	57
Thereafter	—

Future minimum lease payments	$1,358

Total rent expense for the nine months ended September 30, 2011 and 2010 was $768.7 thousand and $675.1 thousand, respectively.

NOTE 8 – PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010:

	2011	2010

	(in thousands, except per share information)
Basic earnings per share
Net (loss) income	$(2,056)	$6,033

Weighted average shares outstanding	6,922	6,567

Basic (loss) earnings per share	$(0.30)	$0.92

Diluted earnings per share
Net (loss) income	$(2,056)	$6,033

Weighted average shares outstanding	6,922	6,567
Add dilutive effect of assumed exercising of stock options	—	44

Diluted weighted average shares outstanding	6,922	6,611

Diluted (loss) earnings per share	$(0.30)	$0.91

Three months ended September 30, 2011 compared to three months ended September 30, 2010:

	2011	2010

	(in thousands, except per share information)
Basic earnings per share
Net (loss) income	$(4,536)	$1,923

Weighted average shares outstanding	6,790	6,785

Basic (loss) earnings per share	$(0.67)	$0.28

Diluted earnings per share
Net (loss) income	$(4,536)	$1,923

Weighted average shares outstanding	6,790	6,785
Add dilutive effect of assumed exercising of stock options	—	50

Diluted weighted average shares outstanding	6,790	6,835

Diluted (loss) earnings per share	$(0.67)	$0.28

NOTE 9 – LONG TERM INCENTIVE PLAN

The Company’s long term incentive plan makes available up to 2.4 million shares of our common stock for performance-based awards under the plan. We may grant any of these types of awards: non-qualified and incentive stock options, stock appreciation rights, and other stock awards including stock units, restricted stock units, performance shares, performance units, and restricted stock. The performance goals that we may use for such awards will be based on any one or more of the following performance measures: cash flow, earnings, earnings per share, market value added or economic value added, profits, return on assets, return on equity, return on investment, revenues, stock price, or total shareholder return.

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

On January 6, 2010, the Board of Directors granted non-performance based stock awards of 25.5 thousand shares to management at $6.39 per share. On January 11, 2010, we issued 18.0 thousand shares and on February 11, 2010, we issued the remaining 7.5 thousand shares of this grant. On June 8, 2010, we issued 30.0 thousand shares of our stock to management. These shares were granted pursuant to a performance based stock plan authorized on April 14, 2009, at a grant date fair value of $2.53 per share. On November 15, 2010, we issued non-performance based stock awards of 5.0 thousand shares to management at $10.34 per share. In January 2011, we issued 60.0 thousand shares of our stock to management. These shares were granted pursuant to a performance based stock plan authorized on April 1, 2010, at a grant date fair value of $11.93 per share. We also issued non-performance based stock awards of 0.6 thousand shares to consultants at $12.31 per share.

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

Following the trial, both Lennox and ISA filed motions with the court seeking an award of attorney fees against each other. Lennox also filed a motion requesting an award of pre-judgment interest on the $175,000 verdict. The Court denied both of Lennox’s motions and granted ISA’s motion for attorney fees in the amount of $98,000 against Lennox. Under Arkansas law, both parties have a right to appeal within 30 days of the date a final judgment is signed and entered by the Court. In the event the judgment becomes final and unappealable, the net liability to ISA will be reduced to $77,000.

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

Liquidity and Capital Resources

As of September 30, 2011 we held cash and cash equivalents of $3,036.7 million. We maintain a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of September 30, 2011, the balance in this account was $653.1 thousand.

On August 9, 2011, we entered into a Loan and Security Agreement (the “August Agreement”) with Fifth Third Bank (the “Bank”) pursuant to which the Bank agreed to loan the Company funds pursuant to a Promissory Note (the “August Note”) in the amount of $115.0 thousand for the purpose of purchasing operating equipment. The interest rate is 5.95%. Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of September 30, 2011, the outstanding balance of this loan was $112.9 thousand.

In our Credit Agreement with Fifth Third Bank, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. As of September 30, 2011, we were not in compliance with all covenants. We received a waiver from the Bank for failing to meet the ratio requirements for covenants (i) and (ii) above. As of September 30, 2011, our ratio of debt to adjusted EBITDA was 8.7; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was (0.6), and our capital expenditures totaled $1.9 million, which includes $0.4 million in deposits on equipment. As of September 30, 2011, we have $7.3 million under our existing credit facilities that we can use based on the bank waiver received.

We have long term debt comprised of the following:

	September 30, 2011 (unaudited)	December 31, 2010

	(in thousands)
Non-revolving line of credit	$—	$—
Revolving line of credit	37,705	35,489
Notes payable	7,024	8,134

	$44,729	$43,623

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs for the next year and beyond, assuming compliance with the covenants in our Credit Agreement or continued waivers thereof. As of September 30, 2011, we do not have any material commitments for capital expenditures.

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Nine months ended September 30,

	2011	2010

Statements of Operations Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	97.0%	91.2%
Selling, general and administrative expenses	4.0%	4.4%
Income (loss) before other expenses	-1.0%	4.4%

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

Total revenue decreased $16.6 million or 6.8% to $226.9 million in 2011 compared to $243.5 million in 2010. Recycling revenue decreased $15.9 million or 6.7% to $221.2 million in 2011 compared to $237.1 million in 2010. This is primarily due to a decrease of 63.2 million pounds, or 41.7%, in the volume of stainless steel materials shipments due to a decrease in worldwide stainless steel demand beginning in the second quarter. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased our sales orders received in both the second and third quarters. The volume of other nonferrous materials shipments also decreased by 1.9 million pounds, or 8.1%. In 2011, sales to existing Recycling dealers decreased by approximately $25.2 million, or 17.9%. New dealer sales totaled approximately $25.7 million, while lost dealer sales totaled only $7.3 million in 2010. In addition to the reduction in volume, total revenue was also affected by the decrease in overall average price for all commodities shipped by $5.04 per gross ton, or 0.6%. Specifically in September, nickel prices on the London Metal Exchange decreased 40% since the first quarter, falling to their lowest level since December 2009. Nickel is a key commodity used in stainless steel blends. These decreases were partially offset by an increase of 25.2 thousand gross tons, or 17.9%, in the volume of ferrous materials shipments. Waste Services revenue decreased $0.7 million or 11.3% to $5.7 million in 2011 compared to $6.4 million in 2010 primarily due to the loss of several large customers in the first and second quarters. The decrease was partially offset by the gain of one large customer in the third quarter.

Total cost of goods sold decreased $2.6 million or 1.2% to $219.5 million in 2011 compared to $222.1 million in 2010. Recycling cost of goods sold decreased $1.8 million or 0.9% to $215.2 million in 2011 compared to $217.0 million in 2010. This decrease is primarily due to the decrease in the volume of stainless steel and nonferrous materials shipments along with a decrease in the volume of stainless steel materials purchases of 77.6 million pounds, or 50.6%. Overall average price for all commodities purchased decreased $77.93, or 9.43%. Processing costs decreased $0.5 million in 2011 as compared to 2010 as well. This decrease is partially offset by the increase in the volume of ferrous materials shipments as noted above and increases in the volumes of ferrous and nonferrous materials purchases of 41.2 gross tons, or 25.1%, and 5.1 million pounds, or 20.2%, respectively. Additional offsets to the decrease were as follows:

•	A $3.4 million write-down of the value of stainless steel inventory to lower of cost or market due to the recent decreases in stainless steel demand and commodity prices, especially nickel;
•	A $1.1 million increase in direct labor costs;
•	A $0.8 million increase in repair and maintenance expense; and
•	A $0.4 million increase in depreciation expense.

Waste Services cost of goods sold decreased $0.7 million or 14.7% to $4.4 million in 2011 compared to $5.1 million in 2010 primarily due to the loss of the customers mentioned above.

Selling, general and administrative expenses decreased $1.6 million or 15.1% to $9.0 million in the first nine months of 2011 compared to $10.6 million in the same period in 2010. As a percentage of revenue, selling, general and administrative expenses were 4.0% in 2011 compared to 4.4% in 2010. The primary driver of the decrease in total expenses was a decrease in labor and bonus expense of $2.7 million.

This decrease was partially offset by the following:

•	An increase in depreciation and amortization of $0.4 million;
•	An increase in fuel, lubricant, and hauling expenses of $0.3 million; and
•	An increase in legal expenses of $0.2 million.

Other expense increased $1.3 million to other expense of $2.0 million in 2011 compared to other expense of $0.7 million in 2010. This was primarily due to an increase in interest expense of $0.6 million due to higher debt levels in 2011, a decrease in the gain on sale of assets and interest income of $0.2 million, and an increase in other expense of $0.5 million. This $0.5 million increase in other expense resulted from the need to cancel purchase contracts due to the decrease in demand for stainless steel in the second quarter of 2011. These contracts required the Company to pay $0.5 million in termination fees. The Company chose to terminate these purchase contracts because the purchase contracts cancelled were valued at approximately $2.4 million, an amount well above the prevailing market price of the underlying commodities. Because the Company can purchase these commodities in the market at lower cost when needed to fill new shipment orders, management determined that the Company could benefit from market volatility by cancelling these contracts, even after paying the termination fees.

The income tax provision decreased $5.6 million to a credit of $1.6 million in 2011 compared to a provision of $4.0 million in 2010 due to the loss reported in 2011, which included the inventory write-down of $3.4 million. The effective tax rates in 2011 and 2010 were 43.8% and 40.0%, respectively, based on federal and state statutory rates. In 2011, we were able to take advantage of the Domestic Production Activities Deduction available to US-based manufacturing companies; however, these credits were offset by an adjustment made relating to the bonus depreciation taken on our shredder system in 2009 due to preliminary results from an IRS audit received in the third quarter of 2011.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

Total revenue decreased $20.8 million or 27.2% to $55.8 million for the three month period ending September 30, 2011 as compared to $76.6 million during the same period in 2010. Recycling revenue decreased $20.4 million or 27.5% to $53.9 million during this period in 2011 compared to $74.3 million during the same period in 2010. This was primarily due to the drop in worldwide demand in stainless steel beginning in the second quarter, causing a decrease of 31.8 million pounds, or 70.9%, in the volume of stainless steel materials shipments in the third quarter as compared to the same period in 2010. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased sales orders in the third quarter. The volume of other nonferrous materials shipments also decreased by 1.4 million pounds, or 16.2%. In the third quarter of 2011, sales to existing Recycling dealers decreased by approximately $20.4 million, or 33.7%. New dealer sales in the third quarter of 2011 totaled approximately $11.5 million, while lost dealer sales totaled only $7.9 million in the third quarter of 2010. Overall average price for commodities shipped also decreased by $64.42 per gross ton, or 7.7%, in the third quarter of 2011 as compared to the third quarter of 2010. These decreases were partially offset by an increase in the volume of ferrous materials shipments of 4.5 thousand gross tons, or 8.7%. Waste Services revenue decreased $0.4 million or 16.5% to $1.9 million in 2011 compared to $2.3 million in 2010 primarily due to the loss of several large customers in the first and second quarters of 2011, partially offset by the gain of one large customer at the beginning of the third quarter in 2011.

Total cost of goods sold decreased $9.0 million or 12.9% to $60.2 million for the three month period ending September 30, 2011 as compared to $69.2 million during the same period in 2010. Recycling cost of goods sold decreased $8.5 million or 12.7% to $58.8 million during this period in 2011 as compared to $67.3 million during the same period in 2010. This decrease was primarily due to the decrease in the volume of stainless steel and nonferrous materials shipments as well as a 38.0 million pound, or 84.0%, decrease in the volume of stainless steel materials purchases. Overall average cost per gross ton decreased by $191.70, or 26.0% in the third quarter of 2011 as compared to the same period in 2010. Freight expense also decreased by $0.4 million and insurance expense decreased $0.1 million during the third quarter in 2011 as compared to the same quarter in 2010. These decreases were partially offset by the increase in the volume of ferrous materials shipments noted above along with an increase in the volume of ferrous materials purchases of 3.4 gross tons, or 5.1% and an increase in the volume of nonferrous materials purchases of 1.7 million pounds, or 17.6%. Labor expense increased by $0.3 million, and depreciation expense increased by $0.1 million. Management also determined that due to recent decreases in stainless steel demand and certain commodity prices, a $3.4 million write-down of the value of stainless steel inventory to lower of cost or market was necessary, which partially offset the decrease in cost of goods sold. Waste Services cost of goods sold decreased $0.4 million or 21.2% to $1.5 million in 2011 compared to $1.9 million in 2010 primarily due to the loss of the customers noted above.

Selling, general and administrative expenses decreased $1.2 million or 30.6% to $2.7 million for the three month period ending September 30, 2011 compared to $3.9 million for the same period in 2010. As a percentage of revenue, selling, general and administrative expenses were 4.8% in 2011 compared to 5.1% in 2010. The primary driver of the decrease in total expense was a decrease in labor and bonus expense of $1.5 million. This decrease was partially offset by an increase in legal expense of $0.1 million.

Other expense increased $0.1 million to other expense of $0.4 million for the three month period ending September 30, 2011 compared to other expense of $0.3 million as compared to the same period in 2010 primarily due to the increase of $0.1 million in interest expense due to increased debt levels in the third quarter of 2011.

Income tax provision decreased $4.4 million to a credit of $3.1 million for the three month period ending September 30, 2011 compared to a provision of $1.3 million for the same period in 2010 due to the loss reported in 2011, which included the inventory write-down of $3.4 million. The effective tax rates in 2011 and 2010 were 40.3% and 40.0%, respectively, based on federal and state statutory rates. In 2011, we were able to take advantage of the Domestic Production Activities Deduction available to US-based manufacturing companies; however, these credits were offset by an adjustment made relating to the bonus depreciation taken on our shredder system in 2009 due to preliminary results from an IRS audit received in the third quarter of 2011.

Financial condition at September 30, 2011 compared to December 31, 2010

Cash and cash equivalents increased $0.5 million to $3.0 million as of September 30, 2011 compared to $2.5 million as of December 31, 2010.

Net cash from operating activities was $1.4 million for the nine month period ended September 30, 2011 compared to net cash used in operating activities of $11.4 million for same period in 2010. The increase in net cash from operating activities is primarily due to a decrease in inventories of $9.8 million, partially offset by a decrease in accounts payable of $5.8 million. These decreases relate to the decrease in demand for stainless steel and other nickel-based scrap metal beginning in the second quarter, thus lowering both sales and purchasing activity. We also paid $0.5 million in termination fees to cancel several purchase contracts in the second quarter of 2011 and made timely payments to our vendors, which decreased our outstanding accounts payable balance in 2011.

We used net cash from investing activities of $2.0 million and $2.1 million for the nine month periods ended September 30, 2011 and 2010, respectively. In 2011, we used $0.2 million for road and building improvements. We purchased recycling and rental fleet equipment, shredder system equipment, and office equipment of $1.4 million. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, waste edge monitors, and balers. It is our intention to continue to pursue this market. We also purchased two trucks and upgraded two others for $0.2 million. We received $0.2 million from sales of our rental fleet compactors, balers, and containers. We paid deposits of $0.4 million on machinery and equipment.

Net cash from financing activities was $1.2 million and $14.8 million for the nine month periods ended September 30, 2011 and 2010, respectively. In 2011, we made payments on debt obligations of $4.0 million, and received $5.2 million in proceeds from debt.

Accounts receivable trade increased $1.0 million to $28.4 million as of September 30, 2011 compared to $27.4 million as of December 31, 2010. Although the volume of shipments decreased overall in the second and third quarters of 2011, a large shipment near the end of the quarter increased our accounts receivable balance as of September 30, 2011. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.

Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory decreased $13.3 million or 38.7% to $21.0 million as of September 30, 2011 compared to $34.3 million as of December 31, 2010. With lower demand for stainless steel causing fewer sales orders in the second quarter, we decreased purchasing activity and cancelled several purchase contracts, thus lowering inventory. Lower demand also put downward pressure on metal prices as well. We made an adjustment of approximately $3.4 million to lower our stainless steel inventory value to the market value.

Inventory aging for the period ended September 30, 2011 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total

Stainless steel, ferrous and non-ferrous materials	$11,177	$2,665	$299	$5,629	$19,770
Replacement parts	1,131	—	—	—	1,131
Waste equipment machinery	—	—	—	39	39
Other	87	—	—	—	87

Total	$12,395	$2,665	$299	$5,668	$21,027

Inventory aging for the period ended December 31, 2010 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total

Stainless steel, ferrous and non-ferrous materials	$25,062	$5,450	$1,184	$1,168	$32,864
Replacement parts	1,313	—	—	—	1,313
Waste equipment machinery	—	—	—	75	75
Other	59	—	—	—	59

Total	$26,434	$5,450	$1,184	$1,243	$34,311

Inventory in the “Over 90 days” category as of September 30, 2011 includes several materials that are bought in bulk for pricing and used sparingly in between blends. We purchased these materials prior to the decrease in demand for stainless steel and other nickel-based scrap. We adjusted the value of several of these materials to lower of cost or market in the third quarter due to the recent drop in market prices. We have not used much of these materials in the second or third quarter due to decreased demand for stainless steel and other nickel-based scrap metals beginning in the second quarter. We cannot assure that global demand will improve in the near term.

Accounts payable trade decreased $5.8 million or 50.5% to $5.6 million as of September 30, 2011 compared to $11.4 million as of December 31, 2010, primarily due to decreasing purchasing activity in response to lower demand for metals beginning in the second quarter and the timing of payments made to our vendors.

Working capital increased $0.9 million to $48.2 million as of September 30, 2011 compared to $47.3 million as of December 31, 2010. The increase was primarily driven by the $3.2 million increase in income tax receivable, the $1.0 million increase in accounts receivable, the $0.5 million increase in cash, the $5.8 million decrease in accounts payable, the $2.9 million decrease in income tax payable, and the $1.2 million decrease in accrued bonuses. These increases in working capital were partially offset by the $13.3 million decrease in inventories, which includes the write-down of stainless steel inventory of $3.4 million, and a $0.4 decrease in deferred income tax.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2011.

	Payments due by period (in thousands)

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Obligation Description (2)

Long-term debt obligations	$46,601	$1,872	$44,640	$89	$—

Operating lease obligations (1)	1,358	764	411	183	—

Total	$47,959	$2,636	$45,051	$272	$—

(1)

We lease the Louisville, Kentucky facility from K&R, LLC, the sole member of which is Harry Kletter, our chief executive officer, under an operating lease expiring December 2012. We have monthly rental payments of $48.5 thousand through December 2012. In the event of a change of control, the monthly payments become $62.5 thousand.

We also lease equipment from K&R, LLC for which monthly payments of $5.5 thousand are due through October 2015 and monthly payments of $5.0 thousand are due through April 2016.

We have subleased the Lexington property to an unaffiliated third party for a term which commenced on March 1, 2007 and ends December 31, 2012 for $4.5 thousand per month. We currently lease this property from an unrelated party for $4.5 thousand per month; the lease terminates December 31, 2012. If for any reason the sub-lessee defaults, we remain liable for the remainder of the lease payments through December 31, 2012.

We also lease office space in Dallas, Texas for which monthly payments of $1.0 thousand are due through September 2012.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the interest rate swaps, for which changes in value are accounted for in other comprehensive income.

Long-term debt, including the current portions thereof, increased $1.2 million to $46.6 million as of September 30, 2011 compared to $45.4 million as of December 31, 2010.

Impact of Recently Issued Accounting Standards

In September 2011, the FASB issued ASU No. 2011-08, an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, the quarter ending March 31, 2012 for us, and early adoption is permitted. We do not expect the adoption of ASU 2011-08 will have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU No. 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011, the quarter ending March 31, 2012 for us. We do not expect the adoption of ASU 2011-05 will have a material impact on our Condensed Consolidated Financial Statements.

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

We entered into three interest rate swap agreements with BB&T swapping variable rates for fixed rates in a previous year. The first swap agreement covers $4.9 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.2 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $470.8 thousand in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At September 30, 2011, we recorded the estimated fair value of the liability related to the three swaps as approximately $558.4 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. These swap agreements were not affected by the debt restructuring with Fifth Third Bank in 2010. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of September 30, 2011, the balance in this account was $653.1 thousand.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2011, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b) Changes to internal control over financial reporting

There were no changes in ISA’s internal control over financial reporting during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

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

Following the trial, both Lennox and ISA filed motions with the court seeking an award of attorney fees against each other. Lennox also filed a motion requesting an award of pre-judgment interest on the $175,000 verdict. On October 7, 2011, the Court denied both of Lennox’s motions and granted ISA’s motion for attorney fees in the amount of $98,000 against Lennox. Under Arkansas law, both parties have a right to appeal within 30 days of the date a final judgment is signed and entered by the Court. In the event the judgment becomes final and unappealable, the net liability to ISA will be reduced to $77,000.

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

There were no unregistered sales of equity securities in the third quarter of 2011.

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

INDUSTRIAL SERVICES OF AMERICA, INC.

Date:	November 14, 2011	/s/ Harry Kletter

Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2011	/s/ Alan Schroering

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Loan and Security Agreement, dated August 9, 2011, by and between Industrial Services of America, Inc. and Fifth Third Bank.

10.2	Exhibit A to the Loan and Security Agreement: Promissory Note, including Schedule A, dated August 9, 2011, in the amount of $115,010 payable to Fifth Third Bank.

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended September 30, 2011.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended September 30, 2011.

32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended September 30, 2011.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Document*

101.DEF	XBRL Taxonomy Extension Definitions Document*

101.LAB	XBRL Taxonomy Extension Labels Document*

101.PRE	XBRL Taxonomy Extension Presentation Document*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.