Form 10-Q/A
period 2011-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2011-11-28
CIK 4187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2011: Common Stock, $0.0033 par value: 6,940,517.

Explanatory Note

This Amendment No. 1 to Form 10-Q (the “Amendment”) amends Industrial Services of America, Inc. (the “Company”, “our”, “we”, or “us”) Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Original 10-Q”) which was filed with the Securities and Exchange Commission (the “Commission”) on August 9, 2011 (the “Original Filing”). The Company is filing this Amendment to amend the Original 10-Q pursuant to the Commission’s comment letter dated August 22, 2011. We also corrected immaterial rounding and percentage calculation errors found in the MD&A section and included expanded disclosures in the MD&A section. In addition, in accordance with the rules and regulations of the SEC, this Amendment includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original 10-Q. The Original 10-Q continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the date of the Original Filing.

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

Results of Operations

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

	Six months ended June 30,

	2011	2010

Statements of Operations Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	93.0%	91.6%
Selling, general and administrative expenses	3.7%	4.1%
Income before other expenses	3.3%	4.3%

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Total revenue increased $4.2 million or 2.5% to $171.2 million in 2011 compared to $167.0 million in 2010. Recycling revenue increased $4.5 million or 2.8% to $167.3 million in 2011 compared to $162.8 million in 2010. This is primarily due an increase in the volume of ferrous materials shipments of 20.8 thousand gross tons or 23.2%. Overall average price for all commodities shipped increased $11.88 per gross ton, or 1.2%, as well. In 2011, new dealer sales in the Recycling segment totaled $18.6 million, while lost dealer sales totaled only $5.3 million. These increases were partially offset by a decrease in the volume of stainless steel materials shipments of 31.3 million pounds, or 29.4%, due to a decrease in worldwide stainless steel demand in the second quarter. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased sales orders in the second quarter. The volume of other nonferrous materials shipments also decreased by 0.5 million pounds, or 3.4%. Sales to existing Recycling segment dealers decreased by $6.5 million, or 4.2%. Waste Services revenue decreased $0.4 million or 8.5% to $3.8 million in 2011 compared to $4.2 million in 2010 primarily due to the loss of several large customers in the first and second quarters.

Total cost of goods sold increased $6.2 million or 4.0% to $159.1 million 2011 compared to $152.9 million in 2010. Recycling cost of goods sold increased $6.7 million or 4.5% to $156.4 million in 2011 compared to $149.7 million in 2010. This is primarily due to an increase in the volume of ferrous materials purchases of 37.8 thousand gross tons, or 38.4%, and an increase in the volume of other nonferrous materials purchases of 3.4 million pounds, or 21.7% along with the increase in volume of shipments noted above. Additional increases in cost of goods sold are as follows:

•	An increase in direct labor expense of $0.9 million;
•	An increase in freight expense of $0.6 million;
•	An increase in repair and maintenance expense of $0.7 million;
•	An increase in fuel, lubricants, torching materials, and hauling expense of $0.4 million; and
•	An increase in depreciation expense of $0.3 million.

These increases were partially offset by a decrease in the volume of stainless steel materials purchases of 39.6 million pounds, or 36.6%, due to the decrease in worldwide stainless steel demand in the second quarter noted above. Overall average price for all commodities purchased decreased $40.92 per gross ton, or 4.7%. Processing fees also decreased $0.5 million.

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

Selling, general and administrative expenses decreased $0.4 million or 6.1% to $6.4 million in the first six months of 2011 compared to $6.8 million in the same period in 2010. As a percentage of revenue, selling, general and administrative expenses were 3.7% in 2011 compared to 4.1% in 2010. The primary drivers of the decrease in total expenses were as follows:

•	A decrease in labor and bonus expense of $1.3 million; and
•	A decrease in utilities, insurance, property taxes, repairs and maintenance expense of $0.3 million.

These decreases were partially offset by the following:

•	An increase in depreciation and amortization of $0.3 million;
•	An increase in operating supplies, fuel, lubricant, and hauling expenses of $0.3 million;
•	An increase in consulting, management fees, and directors’ fees of $0.2 million;
•	An increase in legal expenses of $0.1 million.

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

Income tax provision decreased $1.3 million to $1.4 million in 2011 compared to $2.7 million in 2010. The effective tax rates in 2011 and 2010 were 37.0% and 40.0%, respectively, based on federal and state statutory rates. In 2011, we were able to take advantage of the Domestic Production Activities Deduction available to US-based manufacturing companies.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Total revenue decreased $27.8 million or 30.0% to $65.0 million for the three month period ending June 30, 2011 as compared to $92.8 million during the same period in 2010. Recycling revenue decreased $27.6 million or 30.5% to $63.1 million during this period in 2011 compared to $90.7 million during the same period in 2010. This was primarily due to the drop in worldwide demand in stainless steel in the second quarter, causing a decrease of 32.3 million pounds, or 62.0%, in the volume of stainless steel materials shipments and a decrease of 0.7 million pounds, or 8.3%, in the volume of other nonferrous shipments. Overall average price for all commodities shipped decreased $128.62 per gross ton, or 13.1%. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased sales orders in the second quarter. Overall sales to existing Recycling segment dealers decreased by $31.0 million, or 36.3%. This decrease was partially offset by an increase in the volume of ferrous shipments of 2.6 thousand gross tons, or 5.0%. New dealer sales in the Recycling segment totaled $9.1 million, while lost dealer sales totaled only $3.7 million. Waste Services revenue decreased $0.2 million or 9.7% to $1.9 million during the three month period ending June 30, 2011 as compared to $2.1 million during the same period in 2010 primarily due to the loss of several large customers in the first and second quarters.

Total cost of goods sold decreased $24.3 million or 28.5% to $60.8 million for the three month period ending June 30, 2011 as compared to $85.1 million during the same period in 2010. Recycling cost of goods sold decreased $23.8 million or 28.6% to $59.6 million during this period in 2011 compared to $83.4 million during the same period in 2010. This was primarily due to the second quarter decrease in the volume of stainless steel materials purchased of 46.3 million pounds, or 72.7% along with the decrease in the volume of shipments noted above. Overall average price for all commodities purchased decreased $317.39 per gross ton, or 31.8%. Processing fees also decreased by $0.2 million in the second quarter of 2011 as compared to the same period in 2010.

These decreases were partially offset by an increase in the volume of ferrous materials purchased of 18.5 thousand gross tons, or 37.6% and an increase in the volume of nonferrous materials purchased of 3.5 million pounds, or 47.0%. Additional increases to cost of goods sold include the following:

•	An increase in direct labor expense of $0.3 million;
•	An increase in repair and maintenance expense of $0.3 million;
•	An increase in fuel, lubricant, torching materials, and hauling expenses of $0.2 million; and
•	An increase in depreciation expense of $0.1 million.

Waste Services cost of goods sold decreased $0.5 million or 26.7% to $1.2 million for the three month period ending June 30, 2011 as compared to $1.7 million during the same period in 2010 primarily due to the loss of the customers noted above.

Selling, general and administrative expenses decreased $1.0 million or 27.8% to $2.6 million in 2011 compared to $3.6 million in 2010. As a percentage of revenue, selling, general and administrative expenses were 4.0% in 2011 compared to 3.8% in 2010. The primary driver of the decrease in total expense was a decrease in labor, stock bonus and bonus expense of $1.2 million. This decrease was partially offset by an increase in depreciation and amortization expense of $0.2 million.

Other expense increased $0.8 million to $1.1 million in 2011 compared to other expense of $0.3 million in 2010 primarily due to the increase of $0.2 million in interest expense due to new debt, the provision for the legal settlement of $0.2 million, and the increase of $0.5 million in other expense. This $0.5 million increase in other expense resulted from the need to cancel purchase contracts due to the decrease in demand for stainless steel. These contracts required the Company pay $0.5 million in termination fees. The Company chose to terminate these purchase contracts because the purchase contracts cancelled were valued at approximately $2.4 million, an amount well above the prevailing market price of the underlying commodities. Because the Company can purchase these commodities in the market at lower cost when needed to fill new shipment orders, management determined that the Company could benefit from market volatility by cancelling these contracts, even after paying the termination fees.

Income tax provision decreased $1.4 million to $0.2 million in 2011 compared to $1.6 million in 2010. The effective tax rate in 2011 and 2010 was 36.9% and 40.0%, respectively, based on federal and state statutory rates. In 2011, we were able to take advantage of the Domestic Production Activities Deduction available to US-based manufacturing companies.

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

INDUSTRIAL SERVICES OF AMERICA, INC.

Date: November 28, 2011	/s/ Harry Kletter

Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 28, 2011	/s/ Robert D. Coleman

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

10.1	**

First Amendment to Credit Agreement, dated November 15, 2010 by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.2	**

Promissory Note, dated October 13, 2010, in the amount of $1,320,240 payable to Fifth Third Bank, and Loan and Security Agreement, dated October 13, 2010, by and between Fifth Third Bank and Industrial Services of America, Inc. is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.3	**

Exhibit A of First Amendment to Credit Agreement, dated April 14, 2011: Amended and Restated Revolving Loan Note, dated April 14, 2011, in the amount of $45,000,000 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.4	**

Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.5	**

Schedules 1.1 through 8.11 of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.6	**

Exhibit A (Advance Request and Borrowing Notice) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.6 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.7	**

Exhibit B (Borrowing Base Certificate) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.7 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.8	**

Exhibit C-1 (Form of Borrower Security Agreement) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.8 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.9	**

Exhibit C-2 (Form of Guarantor Security Agreement) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.9 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.10	**

Exhibit D (Compliance Certificate) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.10 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.11	**

Exhibit E (Form of Pledge Agreement) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.11 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.12	**

Exhibit F (Form of Revolving Loan Note) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.12 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.13	**

Exhibit G (Form of Term Loan Note) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.13 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.14	**

Exhibit H (Form of Guaranty) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.14 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.15	**

Exhibit I (Form of Agreement Regarding Insurance) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.15 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.16	**

Exhibit J (Assignment and Assumption) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.16 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

31.1		Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q/A for the quarter ended June 30, 2011.

31.2		Rule 13a-14(a) Certification of Robert D. Coleman for the Form 10-Q/A for the quarter ended June 30, 2011.

32.1		Section 1350 Certification of Harry Kletter and Robert D. Coleman for the Form 10-Q/A for the quarter ended June 30, 2011.

101.INS	**	XBRL Instance Document* is incorporated by reference herein to Exhibit 101.INS of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

101.SCH	**	XBRL Taxonomy Extension Schema Document* is incorporated by reference herein to Exhibit 101.SCH of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

101.CAL	**	XBRL Taxonomy Extension Calculation Document* is incorporated by reference herein to Exhibit 101.CAL of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

101.DEF	**	XBRL Taxonomy Extension Definitions Document* is incorporated by reference herein to Exhibit 101.DEF of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

101.LAB	**	XBRL Taxonomy Extension Labels Document* is incorporated by reference herein to Exhibit 101.LAB of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

101.PRE	**	XBRL Taxonomy Extension Presentation Document* is incorporated by reference herein to Exhibit 101.PRE of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

** Previously filed.

*

Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.