Form 10-K
period 2011-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2012-03-07
CIK 4187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2011

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
Yes ☐ No ☒

Aggregate market value of the 4,589,593 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on June 30, 2011: $48,420,206.

Number of shares of Common Stock, $0.0033 par value, outstanding as of the close of business on March 7, 2012: 6,940,517.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

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

3

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

•

Shredding – We shred large pieces of ferrous scrap material, such as automobiles and major appliances, in our shredder by hammer mill action into pieces of a workable size that pass through magnetic separators to separate metal from synthetic foam, fabric, rubber, stone, dirt, etc. The metal we recover from the shredding process we sell directly to customers or reuse in some other metal blend. The substantially non-metallic residue by-product is usually referred to as “automobile shredder residue” (ASR) or “shredder fluff”. We dispose of the non-metal components, which can reduce the volume of the scrap as much as 25.0%, in a landfill. We began using the shredder system July 1, 2009.

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

•

Shredding – We shred large pieces of nonferrous scrap material, such as steel drums, copper and aluminum cable, tubing, sheet metal, extrusions, and baled aluminum, in our shredder by hammer mill action into pieces of a workable size that pass through magnetic separators to separate metal from synthetic foam, fabric, rubber, stone, dirt, etc. The metal we recover from the shredding process we sell directly to customers or reuse in some other metal blend. We dispose of the non-metal components, which can reduce the volume of the scrap as much as 25.0%, in a landfill. We began using the shredder system July 1, 2009.

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

Waste Services Operations

          Our Waste Services operations are in the business of commercial, retail and industrial waste and recycling management services (operating under the name “commercial waste services” or “CWS”) and commercial and industrial waste and recycling handling equipment sales, rental and maintenance (operating under the name “waste equipment sales and service company” or “WESSCO”). CWS offers a “total package” concept to commercial, retail and industrial customers for their waste and recycling management needs. Combining waste reduction and diversion, and waste equipment technology, CWS creates waste and recycling programs tailored to each customer’s needs. The services we offer include locating and contracting with a hauling company and recycler at a reasonable cost for each participating location. CWS does not own waste-transporting trucks or landfills. We do not operate or partner with any of the national hauling or recycling companies, and none of these companies own us. We are able to maintain a neutral position for the benefit of our customers. We have designed and developed proprietary computer software that provides our personnel with relevant information on each customer’s locations, as well as pertinent information on service providers, disposal rates, costs of equipment, including installation and shipping, disposal rates and recycling prices. This software has allowed us to build a database for serving our customers that have locations nationwide as well as in Canada. This software enables us to generate detailed monthly customized billing reports, and price tracking to accommodate our customers’ needs.

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

          On February 15, 2005 we leased a location in Lexington, Kentucky. We were using this property as a transfer station for ferrous and nonferrous material. There were no processing operations at this facility. We discontinued operations at this location in the first quarter of 2007 and subleased the location to an unaffiliated party. Both the lease and sublease terminated in the first quarter of 2012. We no longer conduct operations at this site and have no further obligations under the expired lease.

          During 2007, we added a location in New Albany, Indiana across the Ohio River from Louisville, Kentucky, the site of our headquarters. We use this property as a transfer station for nonferrous material.

          During 2007, we entered into an asset purchase agreement for $1.3 million funded primarily by a note payable to Industrial Logistic Services, LLC, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20.0 thousand per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100.0 thousand cash as a portion of the purchase price at the time of execution of the asset purchase agreement.

          During 2008, we added a location near our Grade Lane site. We purchased the former Allied System truck terminal at 6709 Grade Lane. The 20,182 square foot facility sits on a 4.4 acre asphalted parking area. ISA Logistics and WESSCO occupy this property, relocated from the main Louisville location, creating room for the new shredder and related maintenance equipment. In September, 2009, we completed the widening of Grade Lane to three lanes along our property, allowing traffic to move more freely and safely. The road improvements accommodate our growth from the $10.0 million shredder project. The shredder began operations on July, 1, 2009. It shreds ferrous and non ferrous scrap for domestic and international consumers.

          In January, 2009, we expanded into the stainless steel and high-temperature alloys recycling business by purchasing inventories from Ventures Metals, LLC for $9.1 million, agreeing to lease its processing equipment and facilities on Camp Ground Road in Louisville, Kentucky and in Mobile, Alabama, and hiring two executives to head up a new ISA Alloys division, both of whom have since left the Company. On April 2, 2009, we completed the acquisition of the Camp Ground Road property consisting of 5.67 acres plus improvements from Luca Investments, LLC, an affiliate of Venture Metals, for a purchase price of $2.1 million, comprised of $1.3 million in cash and 300,000 shares of our common stock, valued at $2.67 per share on April 2, 2009. On April 13, 2009, we concluded the purchase of the fixed assets of Venture Metals, LLC for $1.5 million, less the rental we paid at $15.0 thousand per month from February 11, 2009 through April 2, 2009 for use of the fixed assets.

          In March, 2009, we transformed the Camp Ground Road location into a full-service recycling material receiving facility. We use this property as a transfer station for ferrous and nonferrous material. In June 2009, we closed the Mobile, Alabama office.

          In September, 2009, we purchased two tracts of real estate on Grade Lane near the current Grade Lane site through the acquisition of all outstanding membership interests in 7124 Grade Lane LLC and 7200 Grade Lane LLC, each a Kentucky limited liability company, owned by Harry Kletter Family Limited Partnership, a Kentucky limited partnership. Mr. Kletter is our chairman and chief executive officer and the general partner of Harry Kletter Family Limited Partnership. One tract (7124 Grade Lane) contains the shredder, and the other tract (7200 Grade Lane) provides a new entrance for the shredder and ISA Alloys. We built new scales on this site, and ISA Alloys uses the space to store inventory. With respect to the purchase of the membership interests in 7200 Grade Lane LLC, we provided to the limited partnership 550,871 shares at $4.27 per share for a purchase price of $2.3 million and with respect to the purchase of the membership interests in 7124 Grade Lane LLC, we provided to the limited partnership 199,220 shares at $4.27 per share for a purchase price of $850.0 thousand.

          In November, 2009, we moved the ISA Alloys division from the Camp Ground Road location to 7100 Grade Lane.

          In July, 2010, we purchased certain Venture Metals, LLC intangibles, including the customer list and trade name, and entered into a non-compete agreement to protect our market position.

Industry Background

          The waste collection and disposal business in the United States is a multi-billion dollar industry. The size of this industry has increased for the past several years and should continue to increase as landfill space decreases. Although society and industry have developed an increased awareness of environmental issues and recycling has increased, waste production also continues to increase. Because of environmental concerns, new regulations and cost factors, it has become difficult to obtain the necessary permits to build any new landfills. We believe we are in a position to represent the best interest of our customers and find competitive pricing for their waste collection and disposal needs.

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

Competition

          The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. At the end of 2011, the American economy was showing cautious signs of improvement in consumer confidence, job creation, manufacturing, housing, and the automobile industry. European economies were not as promising. Metal prices, specifically nickel, dropped significantly in the latter half of the year, hitting lows in late November. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. We compete for the purchase and sale of scrap metal with large, well-financed recyclers of scrap metal as well as smaller metal facilities and brokers/dealers. Although we continue to expand our facilities and increase our processing efficiencies, including the completion of the shredder system in 2009, certain of our competitors have greater financial, marketing and physical resources. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.

          On a commercial/industrial waste management level, we have competition from a variety of sources. Much of it is from companies that concentrate their efforts on a regional level and two of the major national waste haulers.

          We have faced increased competition from national hauling and recycling companies in recent years. The large national hauling and recycling companies often attempt to handle all locations for a “national chain” customer. This scenario poses a potential conflict of interest since these hauling companies and recyclers can attain greater profitability from increases in hauling and disposal revenues and fluctuations in recycling prices. In addition to having an economic incentive in allowing customers to have more hauls than needed, light loads, and higher hauling and disposal rates, the national hauling companies do not have operations in every community. Therefore, for many cities, hauling companies must obtain bids from local hauling, disposal and recycling companies that may perceive the national haulers to be competitors. We have encountered reluctance from independent hauling and recycling companies to support services in areas not serviced by these national companies. We have positioned ourselves to work with the national and independent haulers and recyclers to efficiently service our customers on a nationwide basis.

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

          There is also competition from some equipment manufacturers and the major waste haulers for management services as well as waste/recycling equipment purchases and rental programs. Prospective customers look for cost justification when procuring management programs and waste or recycling equipment.

Dependence on Major Customer

          Sales to North American Stainless, our largest customer, represented approximately 44.4%and 63.8% of our net sales for the years ended December 31, 2011 and 2010, respectively. Our cash flow experiences a significant decline between the time we acquire scrap metal for processing and the time we receive payment for these goods. The loss of North American Stainless as a customer would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

Employees

          As of December 31, 2011, we had one hundred seventy-six (176) full-time employees as follows: recycling 93, management services 8, sales/leasing 4, drivers 19, maintenance 17, and administration/information technology 35. None of our employees are a member of a union.

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

          The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. At the end of 2011, the American economy was showing cautious signs of improvement in consumer confidence, job creation, manufacturing, housing, and the automobile industry. European economies were not as promising. Metal prices, specifically nickel, dropped significantly in the latter half of the year, hitting lows in late November. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. Many companies offer or are engaged in the development of products or the provisions of services that may be or are competitive with our current products or services. Although we continue to expand our facilities and increase our processing efficiencies, including the completion of the shredder system in 2009, certain of our competitors have greater financial, technical, manufacturing, marketing, distribution, assets, and other resources than we possess in the stainless steel, ferrous, non-ferrous and fiber recycling businesses. In addition, the industry is constantly changing as a result of consolidation that may create additional competitive pressures in our business environment. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.

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

          Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our shredder, fleet of cranes and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors. During 2007 and 2008, we experienced increases in the cost of fuel and other petroleum-based products, although these prices decreased in later 2008 and 2009. A portion of these increases we passed on to our customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. Fuel costs increased in 2011 compared to 2010, and predictions are mixed for 2012. Due to geopolitical events, fuel prices have remained elevated and may increase again throughout 2012. A significant increase in fuel costs could adversely affect our business.

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

          Our success is dependent on the management and leadership skills of our senior management team. We have entered into employment agreements with three of our executives. The loss of any members of our management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.

The concentration of our customers could have a material adverse effect on our results of operations and financial condition.

          Sales to North American Stainless, our largest customer, represented approximately 44.4% and 63.8% of our net sales for the years ended December 31, 2011 and 2010, respectively. Our cash flow experiences a significant decline between the time we acquire scrap metal for processing and the time we receive payment for these goods. The loss of this or other significant customers or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.

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

          We are vulnerable to higher interest rates because interest expense on certain of our borrowings is based on margins over a variable base rate. We may experience material increases in our interest expense as a result of increases in general interest rate levels. If we were to breach covenants in our lending facilities, our lenders could exercise their remedies related to any material breaches, including acceleration of our payments and taking action with respect to their loan security. For the year ending December 31, 2011, we were not in compliance with two of our debt covenants. We received a waiver from the bank for failing to meet these requirements as of December 31, 2011. We cannot ensure that the bank would provide additional waivers if we are not in compliance with our debt covenants in the future.

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

Item 2.	Properties.

          The following table outlines our principle properties:

Property Address	Lease or own	Segment	Acreage

6709 Grade Lane, Louisville, KY	Own	Recycling	4.491
7021-7103 Grade Lane, Louisville, KY	Own	Recycling	2.530
7020/7100 Grade Lane, Louisville, KY	Lease (K&R) (1)	Recycling, Waste Services, and Other	14.23
7110 Grade Lane, Louisville, KY	Own	Recycling	10.723
7124 Grade Lane, Louisville, KY	Own	Recycling	5.120
7017 Grade Lane, Louisville, KY	Own	Recycling	1.501
7200-7210 Grade Lane, Louisville, KY	Own	Recycling	15.52
3409 Camp Ground Road, Louisville, KY	Own	Recycling	5.670
1565 E. 4th Street, Seymour, IN	Own	Recycling	5.003
1617 State Road 111, New Albany, IN	Own	Recycling	1.300

(1)

On February 16, 1998 our Board of Directors ratified and formalized an existing relationship in connection with our leasing of facilities from K&R, LLC. K&R is our affiliate because our Chief Executive Officer and principal shareholder, Harry Kletter, owns 100.0% of K&R. The rent beginning January 1, 2008 became $582.0 thousand per annum, payable at the beginning of each month in an amount equal to $48.5 thousand. This fixed minimum rent adjusts each five years, including for each of the option periods, in accordance with the consumer price index. The fixed minimum rent also increases to $750.0 thousand per annum, in an amount equal to $62.5 thousand per month in the event of our change in control. We must pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. Under the lease, we must also cover any damages arising out of our use of the leased property, unless such damages are caused by K&R’s negligence. In an addendum to the K&R lease as of January 1, 2005, the rent was increased $4.0 thousand as a result of the improvements made to the property in 2004. For years 2005 through 2011, the payments to K&R by the Company of $4.0 thousand for additional rent and the monthly payment from K&R to the Company of $3.9 thousand for a promissory note were offset.

These properties total 66.088 acres, which provides adequate space necessary to perform administrative and retail operation processes and store inventory. All facilities are well-maintained and insured. We do not expect any major land or building additions will be needed to increase capacity for our operations in the foreseeable future.

Lease and Sublease Agreements – Lexington

          We subleased the Lexington property to an unaffiliated party for a term that commenced March 1, 2007 and ended January 31, 2012 for $4.5 thousand per month. We leased this property from an unrelated party for $4.5 thousand per month; the lease terminated February 10, 2012.

Property Purchase – Camp Ground Road, Louisville, Kentucky

          On January 13, 2009, we entered into an inventory purchase agreement with Venture Metals, LLC, one of the terms of which provided us with the right to retain the use of the property located at 3409 Camp Ground Road, Louisville, Kentucky, for a period not to exceed two years for a monthly rental of $15.0 thousand. The property consists of 5.67 acres with a 7,875 square foot building. In March 2009, we transformed the Camp Ground Road location into a full-service recycling material receiving facility. We purchased this property on April 2, 2009.

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

          A jury trial was held from June 20-24, 2011. The punitive damage claim was withdrawn by Lennox at the conclusion of its case, and Lennox claimed over $1.0 million in compensatory damages. On June 24, the jury found in ISA’s favor on five of the six claims. Lennox was awarded $175.0 thousand on the remaining claim.

          Following the trial, both Lennox and ISA filed motions with the court seeking an award of attorney fees against each other. Lennox also filed a motion requesting an award of pre-judgment interest on the $175.0 thousand verdict. The Court denied both of Lennox’s motions and granted ISA’s motion for attorney fees in the amount of $98.0 thousand against Lennox.

No appeal was taken by either party, and a Mutual General Release was signed as part of a final negotiated settlement in which Lennox received $84.5 thousand. A Satisfaction of Judgment was filed with the court on December 28, 2011, and the case is closed.

          We have litigation from time to time, including employment-related claims, none of which we currently believe to be material.

Item 4.	Mine Safety Disclosures.

          Not applicable.

PART II

Item 5.	Market for ISA’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          Effective August 29, 1996, the $0.0033 par value ISA common stock became listed on the Small Cap Market (the “Small Cap Market”) of the NASDAQ Stock Market under the symbol “IDSA.” On May 3, 2010, the Board of Directors declared a 3-for-2 stock split effected by a 50% stock dividend. The stock dividend was issued to holders of record as of May 17, 2010, and paid June 1, 2010. All share numbers and prices in this Form 10-K have been adjusted to reflect the impact of this stock split. High and low sales price of the common stock price is summarized as follows:

Quarter Ended	2011		2010		2009

	High	Low	High	Low	High	Low

March 31	$14.48	$9.83	$11.93	$6.20	$5.19	$2.40
June 30	$13.02	$9.26	$15.27	$9.23	$4.77	$2.47
September 30	$11.30	$5.55	$21.18	$10.00	$6.02	$4.04
December 31	$6.77	$4.03	$16.55	$9.61	$7.89	$5.47

          There were approximately 170 shareholders of record as of December 31, 2011.

          Our Board of Directors did not declare any dividends in 2010 or 2011.

          Under our loan agreement with Fifth Third Bank, ISA may make restricted payments constituting dividends if, and to the extent, that each of the following conditions has been met (i) our Board of Directors has approved them; (ii) such restricted payments made in any fiscal year do not exceed $750.0 thousand; (iii) if, after giving effect to such restricted payments, revolving loan availability is equal to or greater than an aggregate amount equal to $1.0 million; (iv) after giving effect to the proposed restricted payments, no default or event of default has occurred and is continuing as of the date such restricted payment occurs, and (v) ISA is in compliance with the financial covenants on a pro forma basis, after giving effect to such restricted payment.

          On November 15, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our common stock at current market prices. We did not repurchase any shares in 2011 or 2010.

Unregistered sales of equity securities and use of proceeds

The following sales of unregistered securities occurred during the fiscal years ended December 31, 2011 and 2010:

          On July 1, 2010, we issued 300,000 shares of our common stock to Venture Metals, LLC (“Venture”), a company owned by Messers. Jones and Valentine, employees at the time of the transaction, in exchange for the Venture customer list and name, Venture’s execution of a non-compete agreement, and Venture’s agreement to cause Mr. Jones and Mr. Valentine to provide the company with non-compete agreements. In the agreement relating to the purchase of the Venture customer list, the Venture name, and the noncompete agreements, we agreed to issue additional shares to Messers. Jones and Valentine if the Venture division of our business achieved certain specified targets in fiscal year 2010. Because we met these targets, we issued another 90,000 shares of our common stock to Messers. Jones and Valentine on February 24, 2011. The issuances of shares to Venture and Messers. Jones and Valentine were exempt under Section 4(2) of the Securities Act of 1933, as amended, because they: (1) did not involve a public offering and were made without general solicitation or advertising; and (2) Venture previously represented to us that it is an “accredited investor”, and that the securities were acquired for investment purposes only and not with a view to, or for resale in connection with, any distribution thereof.

Item 6.	Selected Financial Data.

Selected Financial Data

(Amounts in thousands, except per share data)
Year ended December 31:	2011	2010	2009	2008	2007

Total revenue	$276,870	$343,005	$181,052	$100,042	$76,956

Net (loss) income	$(3,881)	$8,053	$5,285	$1,528	$2,564

Earnings (loss) per common share:
Basic	$(0.56)	$1.22	$0.91	$0.28	$0.47

Diluted	$(0.56)	$1.21	$0.91	$0.28	$0.47

Cash dividends declared per common share	$—	$—	$—	$0.0667	$0.0667

At year end:
Total assets	$80,970	$106,162	$66,674	$28,791	$26,285

Long term debt and capital lease obligations, net of current maturities	$26,688	$43,623	$16,654	$8,531	$8,495

In 2009, ISA expanded into the stainless steel and high-temperature alloys recycling business by acquiring certain operating assets and hiring key employees. ISA also began our shredder operations in mid-2009. These events increased our revenues by expanding our sales and improving our product efficiencies. In 2011, the price of nickel, the key metal in stainless steel blends, decreased in the second quarter, reaching its low in November. Demand for stainless steel also decreased. In response to these conditions, we made an adjustment of $3.4 million in the third quarter to lower our inventory value to lower of cost or market. These events negatively affected our sales and net income in 2011.

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

Liquidity and Capital Resources

          As of December 31, 2011, we held cash and cash equivalents of $2.3 million. We maintain a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of December 31, 2011, the balance in this account was $653.1 thousand. Other than this balance, our cash accounts are available to us without restriction.

          On March 2, 2012, Industrial Services of America, Inc. and ISA Indiana, Inc. (the “Companies”) entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (the “Credit Agreement”), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the “April Amendment”) and the Second Amendment to Credit Agreement dated as of November 16, 2011 (the “November Amendment”), as follows. The Third Amendment redefines the calculation period for the purpose of measuring compliance with our covenants to maintain a ratio of debt to adjusted EBITDA (the “Senior Leverage Ratio”) and a ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled payment of principal of not more than 1.20 to 1 (the “Fixed Charge Coverage Ratio”) such that each ratio will be calculated quarterly for the period beginning January 1, 2012 through the end of each quarter of 2012. Prior to the Third Amendment, the ratios were calculated on a rolling 12 month basis. The Third Amendment also changed the Senior Leverage Ratio from 3.5 to 1 in the original Credit Agreement to (i) 4.25 to 1 in the first quarter of 2012, (ii) 3.50 to 1 in the second and third quarter of 2012, and (iii) 3.25 to 1 in the fourth quarter of 2012 and thereafter. The Third Amendment also increased the unused line fee by 0.25% to 0.75% and provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending December 31, 2011, as discussed below. In addition, the Companies also agreed to perform other customary commitments and pay a fee of $10.0 thousand to the Bank.

          On April 14, 2011, we entered into the April Amendment with the Bank which amends the Credit Agreement between the Company and the Bank as follows: The April Amendment (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents.

          On December 6, 2011, we entered into the November Amendment with the Bank which amends the Credit Agreement, as amended by the April Amendment described above. Under the April Amendment, the Company was permitted to borrow the lesser of $45.0 million (the “Maximum Revolving Commitment”) or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $18.0 million. Under the November Amendment, the Maximum Revolving Commitment was reduced to $40.0 million. In addition, the Company agreed to perform other customary commitments.

          Under the original Credit Agreement, we were permitted to borrow via a revolving credit facility the lesser of $40.0 million or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $17.0 million. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, we provided the Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with an $8.8 million term loan, entered into to replace several notes payable with another bank. Proceeds of the original revolving credit facility in the amount of $33.4 million were used to repay the outstanding principal balance of the prior obligations with another bank. We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory.

          With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. As of December 31, 2011, the interest rate was 3.125%. We also paid a fee of 0.50% on the unused portion. The revolving credit facility expires on July 31, 2013. As of December 31, 2011, the outstanding balance on the revolving line of credit was $20.1 million.

          The $8.8 million term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Principal and interest is payable monthly in consecutive equal installments of $105.0 thousand. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on July 31, 2013. In addition, beginning April 30, 2012 (or, if earlier, upon completion of the Company’s financial statements for the fiscal year ending December 31, 2011), we will make an annual payment equal to 25% of (i) our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of December 31, 2011, the outstanding balance on the term loan was $7.0 million.

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

          In our Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. As of December 31, 2011, we were not in compliance with the covenants set forth under (i) and (ii) above. As of December 31, 2011, our ratio of debt to adjusted EBITDA was 9.31; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was (0.70), and our capital expenditures totaled $2.5 million, which includes $36.6 thousand in deposits on equipment. In connection with the Third Amendment, we received a waiver from the Bank for failing to meet the covenants as of December 31, 2011. The Third Amendment also provides that the Senior Leverage Ratio will increase to 4.25 to 1 for the period ending March 31, 2012. The Senior Leverage Ratio will then decrease to 3.5 to 1 for the periods ending June 30 and September 30, 2012 and decrease to 3.25 to 1 for the period ending December 31, 2012 and thereafter. The other covenants will remain the same going forward. As of December 31, 2011, we have $19.9 million under our existing credit facilities that we can use based on the bank waiver received.

          On April 12, 2011, we entered into a Loan and Security Agreement with Fifth Third Bank (the “Bank”) pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is five and 68/100 percent (5.68%). Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payments commenced on the 20th day of May, 2011, and the entire unpaid principal amount hereof, together with all accrued and unpaid interest, charges, fees or other advances, if any, come due on or before April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of December 31, 2011, the outstanding balance of this loan was $187.1 thousand.

          On August 9, 2011, we entered into a Loan and Security Agreement (the “August Agreement”) with the Bank pursuant to which the Bank agreed to loan the Company funds pursuant to a Promissory Note (the “August Note”) in the amount of $115.0 thousand for the purpose of purchasing operating equipment. The interest rate is 5.95%. Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015. As security for the August Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of December 31, 2011, the outstanding balance of this loan was $106.4 thousand.

          On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is equal to five and 20/100 percent (5.20%) per annum. Principal and interest is payable monthly in consecutive equal installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the October Note, we provided Fifth Third Bank a first priority security interest in the equipment purchased with the proceeds. As of December 31, 2011, the outstanding balance on the Note was $962.4 thousand.

          On August 2, 2007, we entered into an asset purchase agreement for $1.3 million funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20.0 thousand per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100.0 thousand cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1.0 million with an outstanding balance at December 31, 2011 of $155.9 thousand.

          During 2011, we paid $2.5 million for improvements, property and equipment. We paid $692.0 thousand for land, road, and building improvements. In the recycling segment we paid $1.0 million for cranes, balers, scales, trucks, containers, and other operating equipment and repairs. In the equipment sales, leasing and service segment, we purchased $340.8 thousand in rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, waste edge monitors, balers, and carts. It is our intention to continue to pursue this market. We purchased $167.7 thousand in office furniture, equipment, and software, and we purchased and upgraded vehicles for $251.8 thousand. We paid deposits of $36.6 thousand on machinery and equipment.

          We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs for the next year and beyond, assuming compliance with the covenants in our Credit Agreement or continued waivers thereof. See “Financial condition at December 31, 2011 compared to December 31, 2010” section for additional discussion and details relating to cash flow from operating, investing, and financing activities. We do not have any material capital expenditure commitments as of December 31, 2011.

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

Fair Value of Financial Instruments

          We estimate the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2011, the estimated fair value of our financial instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the LIBOR rate. There is no readily available market by which to determine fair market value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.

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

          In accordance with the applicable accounting standards, we categorize our financial assets and liabilities into the following fair value hierarchy:

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

          We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for financial instruments, in thousands, at December 31, 2011 and December 31, 2010:

2011:	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$2,267	$—	$—	$2,267
Goodwill	—	—	6,840	6,840
Net intangible assets	—	—	5,025	5,025

Liabilities
Long term debt	$—	$(28,509)	$—	$(28,509)
Derivative contract	—	(484)	—	(484)

2010:	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$2,468	$—	$—	$2,468
Goodwill	—	—	6,840	6,840
Net intangible assets	—	—	5,775	5,775

Liabilities
Long term debt	$—	$(45,447)	$—	$(45,447)
Derivative contract	—	(650)	—	(650)

          We have had no transfers in or out of Levels 1 or 2 fair value measurements. Other than standard amortization of intangible assets, we have had no activity in Level 3 fair value measurements for the year ending December 31, 2011. For Level 3 assets, goodwill of $6.8 million is subject to impairment analysis each year end under Phase I of the ASC guidance. No impairment was recorded as of December 31, 2011, as determined by a third party evaluation. See also Note 13 – “Purchase of Inventory, Fixed Assets, and Intangible Assets of Venture Metals, LLC” for additional information on the third party valuation.

Accounts receivable and allowance for doubtful accounts receivable

          Accounts receivable consist primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts receivable totaled $100.0 thousand at December 31, 2011 and December 31, 2010. Our determination of the allowance for doubtful accounts receivable includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general industry conditions and overall economic conditions impacting industry and customers.

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

          We review goodwill at least annually for impairment based on the fair value method prescribed in FASB’s authoritative guidance entitled “Goodwill.” At December 31, 2011, we determined, based on a third party valuation that no impairment existed. See also Note 13 – “Purchase of Inventory, Fixed Assets, and Intangible Assets of Venture Metals, LLC” in the Notes to Consolidated Financial Statements for information relating to this valuation.

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

          Intangible assets are considered to have indefinite lives when, based on an analysis of all of the relevant factors, there is no foreseeable limit to the period over which the asset is expected to generate cash flows for the Company. The factors considered in making this determination include the existence of contractual rights for unlimited terms and the life cycles of the products and processes that depend on the asset. See also Note 1 – “Summary of Significant Accounting Policies – Intangibles,” and Note 13 – “Purchase of Inventory, Fixed Assets, and Intangible Assets of Venture Metals, LLC” in the Notes to Consolidated Financial Statements.

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

Results of Operations

          The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Income bear to total revenues and other pertinent data:

Year ended December 31,	2011	2010	2009

Consolidated Statements of Income Data:
Total revenue	100.00%	100.00%	100.0%
Total cost of goods sold	97.0%	92.0%	88.8%
Selling, general and administrative expenses	4.6%	4.0%	5.8%
Income (loss) before other income (expense)	(1.6%)	4.0%	5.4%

          The 5.0% increase in cost of goods sold as a percentage of revenue in 2011 as compared to 2010 is due to a 19.3% decrease in revenue due to lower demand for stainless steel, but only a 14.9% decrease in cost of goods sold. The lower percentage decrease in cost of goods sold is partially due to lower margins beginning in August 2011 and the inventory write down to lower of cost or market of $3.4 million as metal prices dropped in the last half of 2011. Increases in repairs and maintenance expenses, labor expenses, depreciation expense, and fuel, lubricant, and hauling expenses also increased the cost of goods sold percentage.

          The 3.2% increase in cost of goods sold as a percentage of revenue in 2010 as compared to 2009 is due to increased processing fees, utility expense, and repairs and maintenance relating to the shredder. The shredder was placed in production in July, 2009, so only one half of 2009 included such expenses. A full year of these expenses is included in 2010.

Accumulated Other Comprehensive Income (Loss)

          Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other accumulated comprehensive loss for our derivative instruments are recorded net of the related income tax effects. Refer to Note 1 – “Derivative and Hedging Activities” in the Notes to Consolidated Financial Statements for additional information about our derivative instruments. The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 31, 2011 and 2010.

Total accumulated other comprehensive loss as of 1/1/10	$(338)

Net unrealized loss on derivative instruments, net of tax, during 2010	(15)

Total accumulated other comprehensive loss as of 12/31/10	(353)

Net unrealized gain on derivative instruments, net of tax, during 2011	63

Total accumulated other comprehensive loss as of 12/31/11	$(290)

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

          Total revenue decreased $66.1 million or 19.3% to $276.9 million in 2011 compared to $343.0 million in 2010. Recycling revenue decreased $65.2 million or 19.5% to $269.5 million in 2011 compared to $334.7 million in 2010. This change was primarily due to a 107.0 million pound or 49.8% decrease in the volume of stainless steel shipments due to a decrease in worldwide stainless steel demand beginning in the second quarter. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased our sales orders received in each of the last three quarters of the year. The volume of other nonferrous materials shipments also decreased by 2.1 million pounds, or 6.7%. In 2011, sales to existing recycling dealers decreased by approximately $75.2 million, or 23.1%. New dealer sales in 2011 totaled approximately $16.3 million, while lost dealer sales totaled only $6.9 million in 2010. In addition to the reduction in volume, total revenue was also affected by the decrease in overall average commodity prices for all materials shipped by $66.90 per gross ton, or 7.0%. Specifically as of December, nickel prices on the London Metal Exchange decreased 40% since the first quarter, falling to their lowest level in November 2011. Nickel is a key commodity used in stainless steel blends. These decreases were partially offset by a 14.6 thousand gross ton, or 7.5%, increase in the volume of ferrous shipments. Waste Services revenue decreased $0.9 million or 11.1% to $7.4 million in 2011 compared to $8.3 million in 2010. This decrease was primarily due to a decrease in management revenue of $0.9 million caused by the loss of several large customers in the first and second quarters. The decrease was partially offset by the gain of one large customer in the third quarter.

          Total cost of goods sold decreased $47.1 million or 14.9% to $268.6 million in 2011 compared to $315.7 million in 2010. Recycling cost of goods sold decreased $46.4 million or 15.0% to $263.1 million in 2011 compared to $309.5 million in 2010. This decrease was primarily due to a decrease in the volume of purchases of stainless steel of 131.9 million pounds, or 59.0% along with the decreased volume of shipments noted above. Overall average commodity prices for materials purchased decreased $108.57 per gross ton, or 12.8%. Other decreases in cost of goods sold were as follows:

•	a decrease of $0.5 million in processing costs;
•	a decrease of $0.2 million in torching materials expense; and
•	a decrease of $0.2 million in depreciation expense.

These decreases were partially offset by an increase in the volume of ferrous purchases of 24.2 thousand gross tons, or 10.7%, and of nonferrous purchases of 6.8 million pounds, or 19.3%, as well as the following:

•	a $3.4 million write-down of the value of stainless steel inventory to lower of cost or market due to the recent decreases in stainless steel demand and commodity prices, especially nickel;
•	an increase of $0.6 million in repairs and maintenance expenses;
•	an increase of $0.6 million in labor expenses; and
•	an increase of $0.4 million in fuel, lubricant, and hauling costs.

          Waste Services cost of goods sold decreased $0.7 million or 9.9% to $5.5 million in 2011 compared to $6.2 million in 2010 primarily due to the loss of customers mentioned above. We have reclassified certain expenses in our income statement to more accurately reflect segment performance and we have reclassified cost of goods sold and selling, general and administrative expenses for the year ended December 31, 2009 to be consistent with current presentation. These reclassifications had no effect on previously reported net income.

          We make certain assumptions regarding future demand, current replacement costs and net realizable value in order to assess that we have properly recorded inventory at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value inventory adjustments of $3.4 million in the third quarter of 2011 to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. No such adjustment was made in 2010 or 2009.

          Selling, general and administrative (SG&A) expenses decreased $1.0 million or 7.4% to $12.7 million in 2011 compared to $13.7 million in 2010. The decrease in SG&A expenses was primarily due to the following:

•	a net decrease in stock and cash bonuses of $2.3 million; and
•	a decrease in labor expenses of $0.5 million.

These decreases were partially offset by the following:

•	an increase in fuel and lubricants and hauling expenses of $0.4 million;
•	an increase in legal fees of $0.3 million;
•	an increase in depreciation and amortization of $0.8 million;
•	an increase in repair and maintenance expenses of $0.1 million;
•	an increase in insurance expense of $0.1 million; and
•	an increase in the management fee, directors’ fees, consulting fees, and compliance expenses of $0.1 million.

As a percentage of total revenue, selling, general and administrative expenses were 4.6% in 2011 compared to 4.0% in 2010.

          Interest expense increased $0.5 million or 37.5% to $2.0 million in 2011 compared to $1.5 million in 2010 due to higher levels of debt in the first three quarters of 2011 compared to that same period in 2010. The increase in debt, mainly the revolving credit facility with the Bank, allows for funding temporary fluctuations in accounts receivable and inventory. We also purchased additional equipment using debt facilities.

          Other loss was $0.6 million in 2011 compared to other income of $41.0 thousand in 2010, a decrease of $0.6 million, as outlined in the table below describing the significant components for each year. The $0.5 million increase in other expense resulted from the need to cancel purchase contracts due to the decrease in demand for stainless steel in the second quarter of 2011. These contracts required the Company to pay $0.5 million in termination fees. The Company chose to terminate these purchase contracts because the purchase contracts cancelled were valued at approximately $2.4 million, an amount well above the prevailing market price of the underlying commodities. Because the Company can purchase these commodities in the market at lower cost when needed to fill new shipment orders, management determined that the Company could benefit from market volatility by cancelling these contracts, even after paying the termination fees.

          Significant components of other income (expense), in thousands, were as follows:

	Fiscal Year Ended December 31

Description Other Income (Expense)	2011	2010

Lennox Industries legal settlement	$(84.5)	$—
Fee to cancel purchase contracts	(500.0)	—
Other	18.5	41.0

Total other income, net	$(566.0)	$41.0

          The income tax provision decreased $7.4 million to a credit of $3.0 million in 2011 compared to a provision of $4.4 million in 2010 due to the loss reported in 2011, which included the inventory write-down of $3.4 million. The effective tax rates in 2011 and 2010 were 43.9% and 35.2% based on federal and state statutory rates. In 2011, the Internal Revenue Service conducted an examination of our 2009 income tax return and, per the final report, proposed changes amounting to approximately $735.0 thousand of additional taxes due for which we expect to receive an invoice early in 2012. This adjustment arose from our use of bonus depreciation rules for certain additions to shredding equipment which were determined to be disqualified for bonus depreciation. This resulting adjustment to 2009 depreciation deductions allowed us to file an amended U.S. tax return for 2010, pursuant to which we claimed additional depreciation deductions and resulting in a claim for a refund of income taxes paid amounting to approximately $113.0 thousand. The additional tax and refund due have both been accrued as of December 31, 2011. In 2010, we received a state tax credit for the purchase of the shredder equipment as well as a Domestic Production Activity Deduction. Refer to Note 4 – “Income Taxes” in the Notes to Consolidated Financial Statements.

Financial Condition at December 31, 2011 compared to December 31, 2010

          Cash and cash equivalents decreased $0.2 million to $2.3 million as of December 31, 2011 compared to $2.5 million at December 31, 2010.

          Net cash from operating activities was $19.0 million for the year ending December 31, 2011, compared to net cash used in operating activities of $5.8 million for the same period in 2010. The increase in net cash from operating activities is primarily due to decreases in inventories of $15.8 million and in receivables of $10.2 million, partially offset by an increase in income tax receivable of $4.0 million and decreases in accounts payable of $0.7 million, decreases in income tax payable of $2.9 million, and decreases in accrued bonuses of $1.2 million. The decreases in inventories and receivables relate to the decrease in demand for stainless steel and other nickel-based scrap metal beginning in the second quarter, thus lowering both sales and purchasing activity. We also paid $0.5 million in termination fees to cancel several purchase contracts in the second quarter of 2011 and made timely payments to our vendors, which decreased our outstanding accounts payable balance in 2011.

          We used net cash in investing activities of $2.3 million for the year ending December 31, 2011 compared to $3.7 million for the same period in 2010. The difference of $1.4 million was primarily due to purchasing $1.4 million less in property and equipment in 2011 as compared to 2010. In 2011, we used $0.7 million for road and building improvements. We purchased recycling and rental fleet equipment, shredder system equipment, and office equipment of $1.4 million. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, waste edge monitors, balers, and carts. It is our intention to continue to pursue this market. We also used $0.3 million to purchase and upgrade vehicles. We received $0.2 million from sales of our rental fleet compactors, balers, and containers. We paid deposits of $36.6 thousand on machinery and equipment.

          We used net cash in financing activities of $16.9 million in the year ending December 31, 2011 compared to net cash from financing activities of $11.2 million for the same period in 2010, a difference of $28.1 million. The primary source of the net cash decrease was a decrease in proceeds from long-term debt totaling $0.3 million in 2011 compared to $45.0 million in 2010. This decrease was partially offset by a decrease in payments on long term debt totaling $17.3 million in 2011 compared to $33.8 million in 2010. There were no cash dividends paid or common stock repurchases in 2011 or 2010.

          Trade accounts receivable after allowances for doubtful accounts decreased $10.2 million or 37.4% to $17.2 million as of December 31, 2010 compared to $27.4 million as of December 31, 2010. This change was primarily due to the decreased volume of stainless steel and ferrous shipments in the fourth quarter of 2011.

          Recycling accounts receivable decreased $8.6 million or 34.5% to $16.3 million as of December 31, 2011 compared to $24.9 million as of December 31, 2010. This change was primarily due to stainless steel sales and the timing of the receipt of payment related to these sales as well as a decrease in the volume of stainless steel, ferrous, and nonferrous shipments in the fourth quarter. On average, the volume of stainless steel shipments decreased 43.8 million pounds or 69.4%, the volume of ferrous shipments decreased 10.6 gross tons or 19.7%, and the volume of nonferrous shipments decreased 218.7 thousand pounds or 2.6% in the fourth quarter of 2011 compared to the same period in 2010. On average, overall prices decreased $268.39 per gross ton or 26.1% in the fourth quarter of 2011 compared to the same period in 2010.

          Waste Services’ accounts receivable decreased $0.2 million or 17.5% to $0.9 million as of December 31, 2011 compared to $1.1 million as of December 31, 2010. In general, the accounts receivable balance fluctuates due to the timing of services and receipt of customer payments.

          Inventories for sale consist principally of stainless steel alloys, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. We use the replacement parts included in inventory within a one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. We depreciate these replacement parts over a one-year life. Inventory decreased $15.8 million or 46.0% to $18.5 million as of December 31, 2011 compared to $34.3 million as of December 31, 2010. With lower demand for stainless steel causing fewer sales orders in the second quarter, we decreased purchasing activity and cancelled several purchase contracts. Overall, we decreased the volume of stainless steel purchases by 131.9 million pounds or 59.0% for the year. Lower demand also put downward pressure on metal prices. We made an adjustment of approximately $3.4 million to lower our stainless steel inventory value to the market value in the third quarter. These decreases were partially offset by an increase in the volume of ferrous purchases of 24.2 gross tons or 10.7%, and an increase in the volume of nonferrous purchases of 6.8 million pounds or 19.3% in 2011 as compared to 2010. Inventories, in thousands, as of December 31, 2011 and December 31, 2010 consisted of the following:

23

	2011	2010

Stainless steel, ferrous, and non-ferrous materials	$16,819	$32,864
Waste equipment machinery	39	75
Other	63	59

Total inventories for sale	16,921	32,998

Replacement parts	1,623	1,313

Total inventories	$18,544	$34,311

          As of December 31, 2011, stainless steel inventory consisted of 14.3 million pounds at a unit cost of $0.691 per pound, which includes processing costs. As of December 31, 2010, stainless steel inventory consisted of 31.8 million pounds at a unit cost of $0.777 per pound. As of December 31, 2011, ferrous inventory consisted of 9.9 thousand gross tons at a unit cost, including processing costs, of $449.74 per gross ton. As of December 31, 2010, ferrous inventory consisted of 15.9 thousand gross tons at a unit cost, including processing costs, of $396.84 per gross ton. As of December 31, 2011, nonferrous inventory consisted of 2.3 million pounds with a unit cost, including processing costs, of $1.087 per pound. As of December 31, 2010, nonferrous inventory consisted of 1.8 million pounds at a unit cost, including processing costs, of $1.048 per pound.

          We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded a non-cash net realizable value (NRV) inventory adjustment of $3.4 million in the third quarter 2011 to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. No such adjustment was made in 2010.

Year	Inventory Type	Pounds	Unit Cost	Amount

2011	Stainless Steel	14,333,732	$0.691	$9,911,380
2010	Stainless Steel	31,818,693	$0.777	$24,714,342

Year	Inventory Type	Gross Tons	Unit Cost	Amount

2011	Ferrous	9,885	$449.741	$4,445,821
2010	Ferrous	15,866	$396.840	$6,296,255

Year	Inventory Type	Pounds	Unit Cost	Amount

2011	Non-ferrous	2,265,388	$1.087	$2,461,694
2010	Non-ferrous	1,769,283	$1.048	$1,853,424

Inventory aging for the period ended December 31, 2011 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total

Stainless steel, ferrous and non-ferrous materials	$11,160	$1,475	$424	$3,760	$16,819
Replacement parts	1,623	—	—	—	1,623
Waste equipment machinery	—	—	—	39	39
Other	63	—	—	—	63

Total	$12,846	$1,475	$424	$3,799	$18,544

Inventory aging for the period ended December 31, 2010 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total

Stainless steel, ferrous and non-ferrous materials	$25,062	$5,450	$1,184	$1,168	$32,864
Replacement parts	1,313	—	—	—	1,313
Waste equipment machinery	—	—	—	75	75
Other	59	—	—	—	59

Total	$26,434	$5,450	$1,184	$1,243	$34,311

          Inventory in the “Over 90 days” category as of December 31, 2011 includes several materials that are bought in bulk for pricing and used sparingly in blends. We purchased these materials prior to the decrease in demand for stainless steel and other nickel-based scrap. We adjusted the value of several of these materials to lower of cost or market in the third quarter due to the drop in market prices at that time. We did not use much of these materials in the latter part of the year due to the decreased demand for stainless steel and other nickel-based scrap metals beginning in the second quarter. We cannot assure that global demand will improve in the near term.

          Accounts payable trade decreased $0.7 million or 6.4% to $10.7 million as of December 31, 2011 compared to $11.4 million as of December 31, 2010. Recycling accounts payable increased $0.2 million or 2.2% to $9.5 million as of December 31, 2011 compared to $9.3 million as of December 31, 2010. This increase was primarily due to increased purchasing of stainless steel materials near the end of the year and by an increase in the volume of purchases for nonferrous materials of 1.7 million pounds, or 17.2% in the fourth quarter of 2011 as compared to the same period in 2010. Overall, there was a decrease in the volume of purchases for stainless steel materials of 54.2 million pounds, or 77.5% and for ferrous materials of 16.9 gross tons, or 27.1% in the fourth quarter of 2011 as compared to the same period in 2010. The overall average commodity purchase prices for all materials decreased by $199.4 per gross ton, or 22.0%. Our accounts payable payment policy in the recycling segment is consistent between years.

          Waste Services accounts payable decreased $0.3 million or 19.5% to $1.0 million as of December 31, 2011 compared to $1.3 million as of December 31, 2010. This change was due to market conditions and the timing of payments.

          Working capital decreased $17.9 million to $29.4 million as of December 31, 2011 compared to $47.3 million as of December 31, 2010. Decreases in net accounts receivable of $10.2 million, in inventories of $15.8 million, and in deferred income taxes of $0.5 million were positive contributors to working capital in 2011, partially offset by an increase in income tax receivable of $4.0 million and decreases in accounts payable of $0.7 million, income tax payable of $2.9 million, and accrued bonus of $1.2 million. During 2011, we used these positive working capital contributors to purchase or make deposits on property and equipment of $2.5 million and to decrease our revolving debt.

Contractual Obligations

          The following table provides information with respect to our known contractual obligations for the year ended December 31, 2011:

	Payments due by period (in thousands)

	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Obligation Description (2)

Long-term debt obligations	$28,509	$1,821	$26,653	$35	$—

Operating lease obligations (1)	1,125	721	252	152	—

Total	$29,634	$2,542	$26,905	$187	$—

(1)

We lease the Louisville, Kentucky facility from K&R, LLC, the sole member of which is Harry Kletter, our chief executive officer, under an operating lease expiring December 2012 with automatic annual renewals thereafter unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. We have monthly rental payments of $48.5 thousand through December 2012. In the event of a change of control, the monthly payments become $62.5 thousand. See Item 2. Properties -- Related Parties Agreements.

We also lease equipment from K&R, LLC for which monthly payments of $5.5 thousand are due through October 2015 and monthly payments of $5.0 thousand are due through April 2016.

We lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $1.0 thousand are due through September 2012.

We subleased the Lexington property to an unaffiliated third party for a term commencing March 1, 2007 and ending January 31, 2012 for $4.5 thousand per month. We leased this property from an unrelated party for $4.5 thousand per month. The lease terminated on February 10, 2012.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the interest rate swaps, for which changes in value are accounted for in other comprehensive income.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

          Total revenue increased $162.0 million or 89.5% to $343.0 in 2010 compared to $181.0 million in 2009. Recycling revenue increased $162.8 or 94.8% to $334.7 in 2010 compared to $171.8 in 2009. This change was primarily due to a 54.3 million pound, or 33.9%, increase in the volume of stainless steel shipments, a 95.5 thousand gross ton, or 96.8%, increase in the volume of ferrous shipments, and a 1.6 million pound, or 5.2%, increase in the volume of nonferrous shipments. In 2010, sales to existing Recycling dealers increased by approximately $153.0 million, or 98.3%. New dealer sales in 2010 totaled approximately $24.4 million, while lost dealer sales totaled only $4.4 million in 2009. Overall average commodity prices for materials shipped increased $112.26 per gross ton, or 13.3%. Waste Services revenue decreased $872.3 thousand or 9.5% to $8.3 million in 2010 compared to $9.2 million in 2009. This decrease was primarily due to a decrease in management revenue of $1.5 million caused by the permanent loss of two major customers due to bankruptcy and a net decrease in sales to other customers, partially offset by several new customers in 2010 and an increase in cardboard revenue of $410.2 thousand due to an increase in average cardboard prices throughout 2010.

          Total cost of goods sold increased $155.0 million or 96.4% to $315.7 million in 2010 compared to $160.8 million in 2009. Recycling cost of goods sold increased $155.0 million or 100.3% to $309.5 million in 2010 compared to $154.5 million in 2009. This increase was primarily due to an increase in the volume of purchases of stainless steel of 37.1 million pounds, or 20.1%, of ferrous purchases of 121.3 thousand gross tons, or 115.3%, and of nonferrous purchases of 6.4 million pounds, or 22.5% along with the increased volume of shipments noted above. Overall average commodity prices for materials purchased increased $57.43 per gross ton, or 7.3%. Other increases in cost of goods sold were as follows:

•	An increase of $6.2 million in processing costs;

•	An increase of $1.2 million in labor expenses;
•	An increase of $830.7 thousand in repairs and maintenance expenses;
•	An increase of $741.6 thousand in depreciation expense;
•	An increase of $670.0 thousand in utilities expenses; and
•	An increase of $209.3 thousand in fuel and lubricant costs.

          These increases were partially offset by a decrease in bonus expense of $1.3 million.

          Waste Services cost of goods sold decreased $0.1 million or 0.6% to $6.2 million in 2010 compared to $6.3 in 2009.

          Selling, general and administrative (SG&A) expenses increased $3.2 million or 31.0% to $13.7 million in 2010 compared to $10.5 million in 2009. The increase in SG&A expenses was primarily due to the following:

•	a net increase in stock bonuses, stock options, and cash bonuses of $1.8 million;
•	an increase in the management fee, consulting fees, and compliance expenses of $351.1 thousand;
•	an increase in amortization of $375.0 thousand;
•	an increase in sales and service managers and supervisors labor expenses of $252.4 thousand;
•	an increase in insurance expense of $119.2 thousand;
•	an increase in fuel and lubricants and hauling expenses of $104.4 thousand;
•	an increase in operating supplies of $101.1 thousand; and
•	an increase in benefits of $82.7 thousand.

As a percentage of total revenue, selling, general and administrative expenses were 4.0% in 2010 compared to 5.8% in 2009.

          Interest expense increased $0.4 million or 34.4% to $1.5 million in 2010 compared to $1.1 million in 2009 due to an increase in long term debt in 2010 compared to 2009. The increase in debt, mainly the revolving credit facility with the Bank, allows for funding temporary fluctuations in accounts receivable and inventory. We also purchased additional equipment using debt facilities.

          Other income was $40.1 thousand in 2010 compared to other loss of ($29.3) thousand in 2009, an increase of $69.4 thousand, as outlined in the table below describing the significant components for each year. In the first quarter of 2009, we paid an additional $65.6 thousand for legal and court costs associated with the settlement of a prior year court case.

          Significant components of other income (expense) in thousands were as follows:

	Fiscal Year Ended December 31

Description Other Income (Expense)	2010	2009

Additional settlement to AAR	$—	$(65.6)
Other	40.1	36.3

Total other income, net	$40.1	$(29.3)

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

Financial Condition at December 31, 2010 compared to December 31, 2009

          Cash and cash equivalents increased $1.8 million to $2.5 million as of December 31, 2010 compared to $0.7 million at December 31, 2009.

          We used net cash from operating activities of $5.8 million for the year ending December 31, 2010, compared to using net cash from operating activities of $5.6 million for the same period in 2009.

          We used net cash from investing activities of $3.7 million for the year ending December 31, 2010 compared to $19.6 million for the same period in 2009. The difference of $15.9 million was primarily due to $11.9 million related to the acquisition of Venture Metals, LLC land, fixed assets, goodwill, and inventory in 2009, and $6.5 million spent on the shredder system in 2009, partially offset by an increase of $2.7million in purchases of and deposits on other property, plant, and equipment in 2010 compared to 2009.

          Net cash from financing activities decreased $13.5 million to $11.2 million for the year ending December 31, 2010 compared to $24.7 million for the same period in 2009. The primary source of the net cash decrease was an increase in payments on long-term debt totaling $33.8 million in 2010 compared to $2.4 million in 2009. This decrease was offset by an increase in borrowings totaling $45.0 million in 2010 compared to $27.2 million in 2009. There were no cash dividends paid or common stock repurchases in 2010 or 2009.

          Trade accounts receivable after allowances for doubtful accounts increased $18.9 million or 222.5% to $27.4 million as of December 31, 2010 compared to $8.5 million as of December 31, 2009. This change was primarily due to the increased volume of stainless steel and ferrous shipments in the fourth quarter.

          Recycling accounts receivable increased $17.4 million or 231.5% to $24.9 million as of December 31, 2010 compared to $7.5 million as of December 31, 2009. This change was primarily due to stainless steel sales and the timing of the receipt of payment related to these sales as well as an increase in the volume of stainless steel and ferrous shipments in the fourth quarter. On average, the volume of stainless steel shipments in pounds increased 360.1% and ferrous shipments in gross tons increased 51.3% in the fourth quarter of 2010 compared to the same period in 2009. On average, stainless steel prices increased 42.0% and ferrous sales prices increased 13.5% in the fourth quarter of 2010 compared to the same period in 2009. On average, the volume of nonferrous shipments in pounds decreased 16.8% in the fourth quarter of 2010 compared to the fourth quarter of 2009. On average, nonferrous sales prices increased 37.3% in the fourth quarter of 2010 compared to the same period in 2009.

          Waste Services’ accounts receivable increased $159.6 thousand or 16.3% to $1.1 million as of December 31, 2010 compared to $980.9 thousand as of December 31, 2009. This increase relates to larger write offs of bankruptcy related customer accounts in 2009, a lower portion of the allowance for doubtful accounts allocated to Waste Services in 2010 after collecting or writing off accounts, as well as the timing of the receipt of payments.

          Inventories for sale consist principally of stainless steel alloys, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. We use the replacement parts included in inventory within a one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. We depreciate these replacement parts over a one-year life. Inventory increased $7.9 million or 29.8% to $34.3 million as of December 31, 2010 compared to $26.4 million as of December 31, 2009. The primary reason for the significant increase in inventory was an increase in the volume of stainless steel purchases of 20.1%, an increase in the volume of ferrous purchases of 115.3%, and an increase in the volume of nonferrous purchases of 22.5% in 2010 as compared to 2009. Inventories as of December 31, 2010 and December 31, 2009 consisted of the following (in thousands):

	December 31, 2010	December 31, 2009

Stainless steel alloys	$24,714	$21,549
Ferrous materials	6,296	1,588
Non-Ferrous materials	1,854	2,219
Waste equipment machinery	75	102
Other	59	89

Total inventories for sale	32,998	25,547

Replacement parts	1,313	880

Total inventories	$34,311	$26,427

          As of December 31, 2010, stainless steel inventory consisted of 31.8 million pounds at a unit cost of $0.777 per pound, which includes processing costs. As of December 31, 2009, stainless steel inventory consisted of 26.1 million pounds at a unit cost of $0.826 per pound. As of December 31, 2010, ferrous inventory consisted of 15.9 thousand gross tons at a unit cost, including processing costs, of $396.8 per gross ton. As of December 31, 2009, ferrous inventory consisted of 5.8 thousand gross tons at a unit cost, including processing costs, of $272.061 per gross ton. As of December 31, 2010, nonferrous inventory consisted of 1.8 million pounds with a unit cost, including processing costs, of $1.048 per pound. As of December 31, 2009, nonferrous inventory consisted of 1.8 million pounds at a unit cost, including processing costs, of $1.209 per pound.

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

Year	Inventory Type	Pounds	Unit Cost	Amount

2010	Stainless Steel	31,818,693	$0.777	$24,714,342
2009	Stainless Steel	26,086,771	$0.826	$21,549,014

Year	Inventory Type	Gross Tons	Unit Cost	Amount

2010	Ferrous	15,866	$396.840	$6,296,255
2009	Ferrous	5,835	$272.061	$1,587,475

Year	Inventory Type	Pounds	Unit Cost	Amount

2010	Nonferrous	1,769,283	$1.048	$1,853,424
2009	Nonferrous	1,835,719	$1.209	$2,219,137

Inventory aging for the period ended December 31, 2010 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total

Stainless steel, ferrous and non-ferrous materials	$25,062	$5,450	$1,184	$1,168	$32,864
Replacement parts	1,313	—	—	—	1,313
Waste equipment machinery	—	—	—	75	75
Other	59	—	—	—	59

Total	$26,434	$5,450	$1,184	$1,243	$34,311

Inventory aging for the period ended December 31, 2009 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total

Stainless steel, ferrous and non-ferrous materials	$15,053	$2,855	$5,238	$2,210	$25,356
Replacement parts	880	—	—	—	880
Waste equipment machinery	10	—	—	92	102
Other	89	—	—	—	89

Total	$16,032	$2,855	$5,238	$2,302	$26,427

          Accounts payable trade increased $6.7 million or 143.5% to $11.4 million as of December 31, 2010 compared to $4.7 million as of December 31, 2009. Recycling accounts payable increased $6.2 million or 196.1% to $9.3 million as of December 31, 2010 compared to $3.1 million as of December 31, 2009. This increase was primarily due to the increases in the volumes of purchases for stainless steel of 152.41%, for ferrous materials of 90.9%, and for nonferrous materials of 21.6% in the fourth quarter of 2010 as compared to the same period in 2009, as well as the overall average commodity purchase prices for these materials increased by 78.0%. Our accounts payable payment policy in the recycling segment is consistent between years.

          Waste Services accounts payable increased $6.7 thousand or 0.5% to $1.3 million as of December 31, 2010 compared to $1.3 million as of December 31, 2009. This change was due to market conditions and the timing of payments.

Working capital increased $36.0 million to $47.3 million as of December 31, 2010 compared to $11.3 million as of December 31, 2009. Increases in net accounts receivable of $18.9 million and in inventories of $7.9 million, and decreases in the current maturities of long-term debt of $10.7 million and the note payable to BB&T of $5.0 million were positive contributors to working capital in 2010, offset by increases in accounts payable of $6.7 million and income tax payable of $2.4 million.

During 2010, we used these positive working capital contributors to purchase or make deposits on property and equipment of $4.1 million.

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

          In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011, the quarter ending March 31, 2012 for us. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. We do not expect a material impact on our financials due to the implementation of this guidance. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, we do not expect the adoption of this update will have a material effect on our Condensed Consolidated Financial Statements.

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

          In a prior year, we entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $4.7 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.1 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $457.5 thousand in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At December 31, 2011, we recorded the estimated fair value of the liability related to the three swaps at approximately $484.2 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. These swap agreements were not affected by the debt restructuring with Fifth Third Bank. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. See Note 3 – “Notes Payable to Bank” in the Notes to Consolidated Financial Statements for an outline of the notional amounts relating to these agreements.

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

          None.

Item 9A.	Controls and Procedures.

(a)	Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2011, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2011, and concluded that such internal control over financial reporting was effective as of December 31, 2011.

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

(c)	Changes to internal control over financial reporting

There were no changes in ISA’s internal control over financial reporting during the year ended December 31, 2011 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

Item 9B.	Other Information.

          None.

PART III

Item 10.	ISA Directors Executive Officers and Corporate Governance. *

Item 11.	Executive Compensation *

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters. *

Item 13.	Certain Relationships and Related Transactions, and Director Independence. *

Item 14.	Principal Accountant Fees and Services. *

* The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2012 Annual Meeting of Shareholders of ISA which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after ISA’s year end for the year covered by this report under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules.

          (a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:

          (a)(2) Consolidated Financial Statement Schedules.

Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009	F-39

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

(c) Consolidated Financial Statement Schedules.

          Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009 are incorporated by reference at page F-39 of the ISA Consolidated Financial Statements.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated: March 7, 2012	By :	/s/ Harry Kletter

Harry Kletter, Chairman of the Board
and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 7, 2012

Harry Kletter

/s/ Brian Donaghy	President, Chief Operating Officer and Director	March 7, 2012

Brian Donaghy

/s/ Robert Coleman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2012

Robert Coleman

/s/ Orson Oliver	Director	March 7, 2012

Orson Oliver

/s/ Roman Epelbaum	Director	March 7, 2012

Roman Epelbaum

/s/ Albert Cozzi	Director	March 7, 2012

Albert Cozzi

/s/ Francesca Scarito	Director	March 7, 2012

Francesca Scarito

/s/ David Russell	Director	March 7, 2012

David Russell

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of ISA is incorporated by reference to Exhibit 3.1 of ISA’s report on Form 10-KSB for the year ended December 31, 1995.

3.2		Articles of Amendment to the Articles of Incorporation of ISA, dated February 29, 2012.

3.3		Amended and Restated Bylaws of ISA, dated January 19, 2012.

10.1	**	Lease Agreement, dated January 1, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.2	**	Consulting Agreement, dated as of January 2, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.3	**

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

10.5	**

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

10.8	**

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

10.10	**

Agreement and Plan of Share Exchange, dated as of July 16, 2009, between ISA and Harry Kletter Family Limited Partnership, is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on July 16, 2009, as filed on July 17, 2009.

10.11	**

Agreement and Plan of Share Exchange, dated as of July 16, 2009, between ISA and Harry Kletter Family Limited Partnership, is incorporated by reference herein to Exhibit 10.2 of ISA’s report on Form 8-K for the event reported on July 16, 2009, as filed on July 17, 2009.

Exhibit Number		Description of Exhibits

10.12	**

Loan Agreement, dated April 13, 2010, in the amount of $20,000,000 from ISA in favor of Branch Banking and Trust Company and BB&T Bankcard Corporation of North Carolina is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.13	**	Schedule “DD” to BB&T Loan Agreement is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.14	**

Promissory Note, dated April 13, 2010, in the amount of $20,000,000 payable to Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.15	**	Addendum to Promissory Note dated April 13, 2010 is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.16	**

Modification and Cross-Collateralization Agreement, dated April 13, 2010, among ISA, ISA Real Estate, LLC, ISA Indiana Real Estate, LLC, 7021 Grade Lane, LLC and Branch Banking and Trust Company is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.17	**

ISA Asset Purchase Agreement, dated July 1, 2010, by and between ISA and Venture Metals, LLC, of Florida is incorporated by reference herein to Exhibit 10.6 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.18	**

Amended and Restated Executive Employment Agreement, dated April 1, 2010, by and between ISA and Brian Donaghy is incorporated by reference herein to Exhibit 10.7 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

10.19	**

Amended and Restated Executive Employment Agreement, dated July 1, 2010, by and between ISA and Steve Jones is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.20	**

Amended and Restated Executive Employment Agreement, dated July 1, 2010, by and between ISA and Jeff Valentine is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.21	**

Amendment to the Asset Purchase Agreement of Venture Metals, LLC, dated July 1, 2010, by and between ISA and Venture Metals, LLC, of Florida is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.22	**

Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.23	**	Schedule 5.22 to Credit Agreement is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.24	**

Revolving Loan Note, dated July 30, 2010, in the amount of $40,000,000 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.6 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.25	**

Term Loan Note, dated July 30, 2010, in the amount of $8,800,000 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.7 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

Exhibit Number		Description of Exhibits

10.26	**

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

10.27	**

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

Promissory Note, dated April 12, 2011, in the amount of $226,855 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2011, as filed on May 2, 2011.

10.30	**

Loan and Security Agreement dated April 12, 2011, by and between Fifth Third Bank and Industrial Services of America, Inc. is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2011, as filed on May 2, 2011.

10.31	**

First Amendment to Credit Agreement, dated April 14, 2011, by and among Industrial Services of America, Inc., ISA Indiana, Inc., and Fifth Third Bank is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2011, as filed on May 2, 2011.

10.32	**

Reaffirmation and Amendment of Guaranty and Reaffirmation of Security, dated April 14, 2011, by and among Fifth Third Bank, ISA Indiana Real Estate, LLC, ISA Logistics LLC, ISA Real Estate, LLC, 7021 Grade Lane LLC, 7124 Grade Lane LLC, 7200 Grade Lane LLC, Computerized Waste Systems, LLC, ISA Recycling LLC, and Waste Equipment Sales & Service Co., LLC is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2011, as filed on May 2, 2011.

10.33	**

Amended and Restated Revolving Loan Note, dated April 14, 2011, in the amount of $45,000,000 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2011, as filed on May 2, 2011.

10.34	**

First Amendment to Credit Agreement, dated November 15, 2010 by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.35	**

Promissory Note, dated October 13, 2010, in the amount of $1,320,240 payable to Fifth Third Bank, and Loan and Security Agreement, dated October 13, 2010, by and between Fifth Third Bank and Industrial Services of America, Inc. is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.36	**

Exhibit A of First Amendment to Credit Agreement, dated April 14, 2011: Amended and Restated Revolving Loan Note, dated April 14, 2011, in the amount of $45,000,000 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.37	**

Schedules 1.1 through 8.11 of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

Exhibit Number		Description of Exhibits

10.38	**

Exhibit A (Advance Request and Borrowing Notice) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.6 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.39	**

Exhibit B (Borrowing Base Certificate) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.7 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.40	**

Exhibit C-1 (Form of Borrower Security Agreement) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.8 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.41	**

Exhibit C-2 (Form of Guarantor Security Agreement) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.9 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.42	**

Exhibit D (Compliance Certificate) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.10 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.43	**

Exhibit E (Form of Pledge Agreement) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.11 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.44	**

Exhibit F (Form of Revolving Loan Note) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.12 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.45	**

Exhibit G (Form of Term Loan Note) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.13 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.46	**

Exhibit H (Form of Guaranty) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.14 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.47	**

Exhibit I (Form of Agreement Regarding Insurance) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.15 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.48	**

Exhibit J (Assignment and Assumption) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.16 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

Exhibit Number		Description of Exhibits

10.49	**

Loan and Security Agreement, dated August 9, 2011, by and between Industrial Services of America, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2011, as filed on November 14, 2011.

10.50	**

Exhibit A to the Loan and Security Agreement: Promissory Note, including Schedule A, dated August 9, 2011, in the amount of $115,010 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2011, as filed on November 14, 2011.

10.51	**

Second Amendment to Credit Agreement, dated November 15, 2011, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 8-K, as filed on December 12, 2011.

10.52	**

Amended and Restated Revolving Loan Note, dated November 15, 2011, by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 8-K, as filed on December 12, 2011.

10.53		Second Amendment to Consulting Agreement, dated as of February 23, 2012, by and between ISA and K&R, LLC.*

10.54		Third Amendment to Credit Agreement, dated as of March 2, 2012 by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

11		Statement of Computation of Earnings Per Share (See Note 10 to Notes to Consolidated Financial Statements).

31.1		Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K for the year ended December 31, 2011.

31.2		Rule 13a-14(a) Certification of Robert D. Coleman for the Form 10-K for the year ended December 31, 2011.

32.1		Section 1350 Certification of Harry Kletter and Robert D. Coleman for the Form 10-K for the year ended December 31, 2011.

101.INS		XBRL Instance Document***

101.SCH		XBRL Taxonomy Extension Schema Document***

101.CAL		XBRL Taxonomy Extension Calculation Document***

101.DEF		XBRL Taxonomy Extension Definitions Document***

101.LAB		XBRL Taxonomy Extension Labels Document***

101.PRE		XBRL Taxonomy Extension Presentation Document***

*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(10)(iii) of Regulation S-K under the Securities Act of 1933, as amended.

**Previously filed.

***Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiaries
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 2011, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Mountjoy Chilton Medley LLP

Louisville, Kentucky
March 7, 2012

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010

	(in thousands)
ASSETS
Current assets
Cash	$2,267	$2,468
Income tax receivable	3,967	—
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2011 and 2010) (Note 1)	17,191	27,449
Net investment in sales-type leases (Note 5)	40	33
Inventories (Note 1)	18,544	34,311
Deferred income taxes (Note 4)	411	942
Prepaid expenses	328	392
Employee loans	6	7

Total current assets	42,754	65,602

Net property and equipment	26,199	27,554

Other assets
Net investment in sales-type leases (Note 5)	—	40
Notes receivable – related party (Note 6)	45	88
Goodwill (Note 1)	6,840	6,840
Intangible assets, net (Note 1)	5,025	5,775
Other assets	107	263

Total other assets	12,017	13,006

Total assets	$80,970	$106,162

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010

	2011	2010

	(in thousands)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt (Note 3)	$1,821	$1,824
Accounts payable	10,681	11,406
Income tax payable	—	2,909
Interest rate swap agreement liability (Note 1)	484	650
Accrued bonuses	—	1,175
Other current liabilities	331	320

Total current liabilities	13,317	18,284

Long-term liabilities
Long-term debt (Note 3)	26,688	43,623
Deferred income taxes (Note 4)	3,406	3,373

Total long-term liabilities	30,094	46,996

Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized, 7,192,479 and 7,192,500 shares issued in 2011 and 2010, respectively, 6,940,517 and 6,789,917 shares outstanding in 2011 and 2010, respectively	24	24
Additional paid-in capital	18,131	17,852
Retained earnings	20,057	23,938
Accumulated other comprehensive loss	(290)	(353)
Treasury stock at cost, 251,962 and 402,583 shares in 2011 and 2010, respectively	(363)	(579)

Total shareholders’ equity	37,559	40,882

Total liabilities and shareholders’ equity	$80,970	$106,162

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009

	(in thousands, except per share information)
Revenue from services	$5,279	$6,212	$7,095
Revenue from product sales	271,591	336,793	173,957

Total Revenue	276,870	343,005	181,052

Cost of goods sold for services	4,716	5,401	5,514
Cost of goods sold for product sales	260,450	310,319	155,245
Inventory adjustment for lower cost or market	3,441	—	—

Total Cost of goods sold	268,607	315,720	160,759

Selling, general and administrative expenses	12,720	13,737	10,488

(Loss) income before other income (expense)	(4,457)	13,548	9,805

Other income (expense)
Interest expense	(2,025)	(1,473)	(1,096)
Interest income	19	29	32
Gain on sale of assets	107	281	74
Other (loss) income, net	(566)	41	(29)

Total other expense	(2,465)	(1,122)	(1,019)

(Loss) income before income taxes	(6,922)	12,426	8,786

Income tax (benefit) provision (Note 4)	(3,041)	4,373	3,501

Net (loss) income	$(3,881)	$8,053	$5,285

Basic (loss) earnings per share	$(0.56)	$1.22	$0.91

Diluted (loss) earnings per share	$(0.56)	$1.21	$0.91

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2011, 2010 and 2009

			Additional Paid-in Capital		Accumulated Other Comprehensive Loss
	Common Stock			Retained Earnings		Treasury Stock

	Shares	Amount				Shares	Cost	Total

(in thousands, except share information)
Balance as of January 1, 2009	6,442,500	$21	$3,743	$10,600	$(475)	(1,079,562)	$(1,548)	$12,341

Net unrealized income on derivative instruments, net of tax	—	—	—	—	137	—	—	137

Stock bonuses	—	—	37	—	—	16,500	23	60

Purchase of real estate (3409 Camp Ground Road)	—	—	370	—	—	300,000	430	800

Purchase of real estate (7124 & 7200 Grade Lane)	750,000	3	3,197	—	—	—	—	3,200

Stock option distribution to Directors	—	—	95	—	—	—	—	95

Net income	—	—	—	5,285	—	—	—	5,285

Balance as of December 31, 2009	7,192,500	24	7,442	15,885	(338)	(763,062)	(1,095)	21,918

Net unrealized loss on derivative instruments, net of tax	—	—	—	—	(15)	—	—	(15)

Stock bonuses	—	—	417	—	—	60,479	86	503

Purchase of intangibles	—	—	2,693	—	—	300,000	430	3,123

Contingent consideration	—	—	7,300	—	—	—	—	7,300

Net Income	—	—	—	8,053	—	—	—	8,053

Balance as of December 31, 2010	7,192,500	24	17,852	23,938	(353)	(402,583)	(579)	40,882

Net unrealized income on derivative instruments, net of tax	—	—	—	—	63	—	—	63

Stock bonuses	—	—	409	—	—	60,600	86	495

Venture Metals, LLC - contingent consideration	—	—	(130)	—	—	90,000	130	—

Reclass fractional shares purchased after stock split	(21)	—	—	—	—	21	—	—

Net loss	—	—	—	(3,881)	—	—	—	(3,881)

Balance as of December 31, 2011	7,192,479	$24	$18,131	$20,057	$(290)	(251,962)	$(363)	$37,559

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009

	(in thousands)
Cash flows from operating activities
Net (loss) income	$(3,881)	$8,053	$5,285
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,517	3,887	2,799
Inventory write-down	3,441	—	—
Stock bonus to employees	495	504	60
Stock options to Directors	—	—	95
Deferred income taxes	459	(196)	2,899
Provision for doubtful accounts	—	—	(390)
Gain on sale of property and equipment	(107)	(281)	(74)
Change in assets and liability
Receivables	10,259	(18,937)	(4,311)
Net investment in sales-type leases	33	28	25
Inventories	12,325	(7,884)	(12,946)
Other assets	226	(67)	(166)
Income tax receivable	(3,967)	—	—
Accounts payable	(724)	6,721	982
Accrued bonuses	(1,175)	(339)	1,459
Accrued legal	7	29	(988)
Income tax payable	(2,909)	2,749	(48)
Other current liabilities	5	(92)	(233)

Net cash from (used in) operating activities	19,004	(5,825)	(5,552)
Cash flows from investing activities
Proceeds from sale of property and equipment	183	376	111
Purchases of property and equipment	(2,456)	(3,876)	(1,042)
Deposits on equipment	(37)	(193)	(290)
Payments for shredder system	—	—	(6,527)
Acquisition from Venture Metals	—	—	(11,875)
Payments from related party	43	41	39

Net cash used in investing activities	(2,267)	(3,652)	(19,584)
Cash flows from financing activities
Payments on capital lease obligation	—	(21)	(81)
Proceeds from other long-term debt	—	—	1,499
Net proceeds from Fifth Third Bank	342	45,034	—
Payments on Fifth Third Bank debt	(17,280)	—	—
(Payments on) Proceeds from note payable to BB&T	—	(5,000)	5,000
Payments on other BB&T debt	—	(28,499)	(625)
Payments on other long-term debt	—	(282)	(1,732)
Proceeds from BB&T	—	—	20,684

Net cash (used in) from financing activities	(16,938)	11,232	24,745
Net change in cash	(201)	1,755	(391)
Cash at beginning of year	2,468	713	1,104

Cash at end of year	$2,267	$2,468	$713

Supplemental disclosure of cash flow information:
Cash paid for interest	$2,025	$1,473	$1,096
Cash paid for taxes	3,385	1,946	749

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to acquire real estate	$—	$—	$4,000
Common stock issued to acquire intangibles	—	3,123	—
Contingent consideration	—	7,300	—

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010, and 2009

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash in banks with original maturities of three months or less. Cash and cash equivalents are stated at cost which approximates market value, which in the opinion of management, are subject to an insignificant risk of loss in value. We maintain a cash account on deposit with BB&T which serves as collateral for our interest rate swap agreements. This compensating balance arrangement is verbal only and does not legally restrict the use of these funds. As of December 31, 2011, the balance in this account was $653.1 thousand.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $100.0 thousand at December 31, 2011 and December 31, 2010. Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables nor do we normally require collateral for receivables. Potential credit losses from our significant customers could adversely affect our results of operations or financial condition. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings. In general, we consider accounts receivable past due 30 to 60 days after the invoice date. We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.

Major Customer: North American Stainless (NAS) is a major customer in our Recycling segment. Sales to NAS equaled 44.4% of our consolidated revenue in 2011, and 63.7% of our consolidated revenue in 2010, and the loss of NAS would have a material adverse effect on our financial statements. The accounts receivable balance from NAS was $8.5 million and $13.6 million as of December 31, 2011 and 2010, respectively.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ISA Indiana, Inc., ISA Recycling, LLC, Industrial Logistics, and ISA Alloys. Upon consolidation, all intercompany accounts, transactions and profits have been eliminated.

Common Control: We conduct significant levels of business (see Note 6) with K&R, LLC (“K&R”), which is owned by ISA’s chief executive officer and principal shareholder. Because these entities are under common control, our operating results or our financial position may be materially different from those that would have been obtained if the entities were autonomous.

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

Inventories: Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, scrap metals and fiber scrap and are valued at the lower of average purchased cost or market using the specific identification method. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of inventory. We record the loss in cost of goods sold in the period during which we identified the loss.

We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded net realizable value of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. In the third quarter of 2011, demand and prices for inventory decreased due to reduced demand for stainless steel arising from weakening economic conditions, which led to a reduction in stainless steel sales volumes and average stainless steel selling prices. In addition, continued weak demand and the impact of declines in anticipated future selling prices which outpaced the decline in inventory costs, resulted in ISA recording a non-cash net realizable value (“NRV”) inventory write-down of $3.4 million.

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

	December 31, 2011

	Raw Materials	Finished Goods	Processing Costs	Total

	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$14,633	$1,409	$777	$16,819
Waste equipment machinery	—	39	—	39
Other	—	63	—	63

Total inventories for sale	14,633	1,511	777	16,921

Replacement parts	1,623	—	—	1,623

Total inventories	$16,256	$1,511	$777	$18,544

	December 31, 2010

	Raw Materials	Finished Goods	Processing Costs	Total

	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$30,546	$1,203	$1,115	$32,864
Waste equipment machinery	—	75	—	75
Other	—	59	—	59

Total inventories for sale	30,546	1,337	1,115	32,998

Replacement parts	1,313	—	—	1,313

Total inventories	$31,859	$1,337	$1,115	$34,311

We charged $777.4 thousand in general and administrative processing costs to cost of sales for the year ended December 31, 2011 and $1.1 million for the year ended December 31, 2010. We charged freight expense to cost of goods sold.

On January 4, 2010, ISA elected to refine its method of valuing its inventory to the specific identification method, whereas in all prior years inventory was valued using the weighted average method. The new method was adopted due to a change in the inventory software, which now provides the ability to specifically track and identify individual scrap metal commodities within the system. This method provides a more accurate value of the inventory and will apply for all future periods. As the previous software did not have this tracking ability, management considers it impracticable to retrospectively apply the method for prior period comparative financial statements, as required by FASB’s authoritative guidance entitled “Accounting Changes and Error Corrections”. This change in inventory valuation method did not have a significant impact on our operations or financial statements.

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

Property and Equipment: Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property. Assets under capital lease obligations would be amortized over the term of the capital lease; as of December 31, 2011, we do not have any assets under capital lease obligations.

Property and equipment, in thousands, as of December 31, 2011 and 2010 consist of the following:

	Life	2011	2010

Land		$6,026	$5,872
Equipment and vehicles	1-10 years	26,979	25,733
Office equipment	1-7 years	2,481	2,313
Rental equipment	3-5 years	5,046	5,133
Building and leasehold improvements	5-40 years	8,271	7,733

		$48,803	$46,784

Less accumulated depreciation and amortization		22,604	19,230

		$26, 199	$27,554

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $3.8 million, $3.5 million, and $2.8 million, respectively. Of the $3.8 million depreciation expense recognized in 2011, $2.6 million was recorded in cost of sales, and $1.2 million was recorded in general and administrative expense. Of the $3.5 million depreciation expense recognized in 2010, $2.8 million was recorded in cost of sales, and $0.7 million was recorded in general and administrative expense.

A typical term of our rental equipment leases is five years. The revenue stream is based on monthly usage and recognized in the month of usage. We record purchased rental equipment, including all installation and freight charges, as a fixed asset. We are typically responsible for all repairs and maintenance expenses on rental equipment. Based on existing agreements, future operating lease revenue from rental equipment for each of the next five years, in thousands, is estimated to be:

2012	$1,489
2013	1,017
2014	759
2015	535
2016	214

$4,014

Goodwill and Other Intangible Assets: Goodwill and certain intangible assets are no longer amortized but are assessed at least annually for impairment with any such impairment recognized in the period identified. We perform our annual goodwill impairment test internally at December 31 and at the level of the recycling reporting units to which all the goodwill is related. We determine whether to impair goodwill by comparing the fair value of the recycling reporting unit as a whole (the present value of expected cash flows) to its carrying value including goodwill. Since the recycling reporting unit’s fair value exceeds its carrying value, no further computations are required. See also Note 13 – “Purchase of Inventory, Fixed Assets, and Intangible Assets of Venture Metals, LLC” for additional information on the purchased intangibles and the goodwill valuation performed by an outside service.

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

     We have the following intangible assets, in thousands, as of December 31, 2011:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Amortized intangible assets
Venture Metals, LLC trade name	$730	$(219)	$511
Non-compete agreements	620	(186)	434
Venture Metals, LLC customer list	4,800	(720)	4,080

Total intangible assets	$6,150	$(1,125)	$5,025

We amortize the trade name and non-compete agreements using a method that reflects the pattern in which the economic benefits are consumed or otherwise used over a 5-year life as stated in the agreements. We amortize the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $750.0 thousand and $375.0 thousand for the years ended December 31, 2011 and 2010, respectively. We did not incur any amortization expense for the year ended December 31, 2009.

As of December 31, 2011, we expect amortization expense, in thousands, for these assets for the next five fiscal years and thereafter to be as follows:

Year	Balance - Beginning of Year	Amortization	Balance - End of Year

2012	$5,025	$(750)	$4,275
2013	4,275	(750)	3,525
2014	3,525	(750)	2,775
2015	2,775	(615)	2,160
2016	2,160	(480)	1,680
Thereafter	1,680	(1,680)	—

Derivative and Hedging Activities: The FASB’s authoritative guidance titled “Accounting for Derivative Instruments and Hedging Activities”, and subsequent amendments (hereinafter collectively referred to FASB’s guidance), contain numerous requirements including the recognition of derivative instruments in the financial statements at fair value. Derivatives that are not hedges must be adjusted to fair value through the statement of operations. If the derivative meets the requirements for hedge accounting in accordance with FASB’s guidance, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the corresponding change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in the statement of operations. We include the required disclosures in Note 3 – “Notes Payable to Bank” of our Notes to Consolidated Financial Statements.

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

Advertising Expense: Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was $83.8 thousand, $218.9 thousand, and $237.8 thousand for the years ended December 31, 2011, 2010, and 2009, respectively.

Accumulated Other Comprehensive Income (Loss): Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other accumulated comprehensive loss for our derivative instruments are recorded net of the related income tax effects. The following table gives further detail regarding the composition of other accumulated comprehensive income (loss), in thousands, at December 31, 2011 and 2010.

Total accumulated other comprehensive loss as of 1/1/10	$(338)
Net unrealized loss on derivative instruments, net of tax, during 2010	(15)

Total accumulated other comprehensive loss as of 12/31/10	(353)
Net unrealized gain on derivative instruments, net of tax, during 2011	63

Total accumulated other comprehensive loss as of 12/31/11	$(290)

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

The FASB has issued guidance, included in the ASC, related to the accounting for uncertainty in taxes recognized in financial statements. These new standards are effective for annual financial statements for fiscal years beginning after December 15, 2008. The company evaluates its uncertain tax positions and a loss contingency is recognized when it is probable that a liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The amount recognized is subject to estimate and management’s judgment with respect to the likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. The Company has no uncertain tax positions as of December 31, 2011, 2010, or 2009.

The Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expenses, if appropriate. The tax year 2010 remains open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which the Company is subject. The tax years 2008 and 2009 have been examined.

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

	2011	2010	2009

	(in thousands, except per share information)
Net (loss) income

Net (loss) income, as reported	$(3,881)	$8,053	$5,285

Basic (loss) earnings per share

As reported	$(0.56)	$1.22	$0.91

Diluted (loss) earnings per share

As reported	$(0.56)	$1.21	$0.91

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

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2011, 2010 and 2009:

	Number of Shares	Weighted Average Exercise Price Per Share	Exercise Price Per Share	Maximum Remaining Term of Options Granted	Weighted Average Grant Date Fair Value of Options

Balance as of January 1, 2009	—	—	—	—	—

Granted	90,000	$4.23	$4.23	2.5 Years	$1.05

Balance as of December 31, 2009	90,000	$4.23	$4.23	2.5 Years	$1.05

Granted	—	—	—	—	—

Balance as of December 31, 2010	90,000	$4.23	$4.23	2.5 Years	$1.05

Granted	—	—	—	—	—

Balance as of December 31, 2011	90,000	$4.23	$4.23	2.5 Years	$1.05

On January 6, 2010, the Board of Directors granted non-performance based stock awards of 25,500 shares to management at $6.39 per share. On January 11, 2010, we issued 18,000 shares and on February 11, 2010, we issued the remaining 7,500 shares of this grant. On June 8, 2010, we issued 30,000 shares of our stock granted on April 14, 2009 to management at a grant date fair value of $2.53 per share. On November 15, 2010, we issued 5,000 shares of our stock to management at $10.34 per share. In January 2011, we issued 60,000 shares of our stock granted on April 1, 2010 to management at a grant date fair value of $11.93 per share and 600 shares of our stock to consultants at $12.28 per share.

Fair Value of Financial Instruments: We estimate the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2011, the estimated fair value of our financial instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the LIBOR rate. There is no readily available market by which to determine fair market value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.

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

In accordance with applicable accounting standards, we categorize our financial assets and liabilities into the following fair value hierarchy:

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

We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for financial instruments, in thousands, at December 31, 2011 and December 31, 2010:

2011:	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$2,267	$—	$—	$2,267
Goodwill	—	—	6,840	6,840
Net intangible assets	—	—	5,025	5,025

Liabilities
Long term debt	$—	$(28,509)	$—	$(28,509)
Derivative contract	—	(484)	—	(484)

2010:	Level 1	Level 2	Level 3	Total

Assets:
Cash and cash equivalents	$2,468	$—	$—	$2,468
Goodwill	—	—	6,840	6,840
Net intangible assets	—	—	5,775	5,775

Liabilities
Long term debt	$—	$(45,447)	$—	$(45,447)
Derivative contract	—	(650)	—	(650)

We have had no transfers in or out of Levels 1 or 2 fair value measurements. Other than standard amortization of intangible assets, we have had no activity in Level 3 fair value measurements for the year ending December 31, 2011. For Level 3 assets, goodwill of $6.8 million is subject to impairment analysis each year end under Phase I of the ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment. No impairment was recorded as of December 31, 2011, as determined by a third party evaluation. See also Note 13 –“Purchase of Inventory, Fixed Assets, and Intangible Assets of Venture Metals, LLC” for additional information on the third party valuation.

Subsequent Events: We have evaluated the period from December 31, 2011 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements and we identified the following events:

Second Amendment to Consulting Agreement with K&R, LLC:
Effective January 1, 2012, the Company and K&R, LLC entered into a Second Amendment to Consulting Agreement (“the Second Amendment”), which amends an April 1, 2010 amendment (the “Amendment”) to a consulting agreement which the parties had entered into effective January 2, 1998 (the “Prior Agreement”). Under the Prior Agreement, the Company engaged K&R as a consultant and retained the services of K&R management personnel to perform planning and consulting services with respect to the Company's businesses, including the preparation of business plans, pro forma budgets, and assistance with general operational issues. The Amendment increased the consulting fees from $240.0 thousand per annum to $480.0 thousand per annum. The Second Amendment reduces the consulting fees from $480.0 thousand per annum to $240.0 thousand per annum. The annual fee is payable in equal monthly installments of $20.0 thousand. The Second Amendment otherwise ratifies the Prior Agreement in all respects. See also Note 6 –“Related Party Transactions” for additional information relating to the Prior Agreement and the Second Amendment.

Third Amendment to Credit Agreement with Fifth Third Bank:
On March 2, 2012, Industrial Services of America, Inc. and ISA Indiana, Inc. (the “Companies”) entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement, including the First Amendment to Credit Agreement dated as of April 14, 2011 and the Second Amendment to Credit Agreement dated as of November 16, 2011, as follows. The Third Amendment redefines the calculation period for the purpose of measuring compliance with our covenants to maintain a ratio of debt to adjusted EBITDA (the “Senior Leverage Ratio”) and a ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled payment of principal of not more than 1.20 to 1 (the “Fixed Charge Coverage Ratio”) such that each ratio will be calculated quarterly for the period beginning January 1, 2012 through the end of each quarter of 2012. Prior to the Third Amendment, the ratios were calculated on a rolling 12 month basis. The Third Amendment also changed the Senior Leverage Ratio from 3.5 to 1 in the original Credit Agreement to (i) 4.25 to 1 in the first quarter of 2012, (ii) 3.50 to 1 in the second and third quarter of 2012, and (iii) 3.25 to 1 in the fourth quarter of 2012 and thereafter. The Third Amendment also increased the unused line fee by 0.25% to 0.75% and provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending December 31, 2011. In addition, the Companies also agreed to perform other customary commitments and pay a fee of $10.0 thousand to the Bank. See Note 3 – “Notes Payable to Bank” for additional details relating to this amendment.

Amendment of Articles of Incorporation:
On February 29, 2012, the Company amended its Articles of Incorporation to change the par value of its common stock to $0.0033 per share.

Impact of Recently Issued Accounting Standards: In September 2011, the FASB issued ASU No. 2011-08, an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, the quarter ending March 31, 2012 for us, and early adoption is permitted. We do not expect the adoption of ASU 2011-08 will have a material impact on our Condensed Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income”. This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011, the quarter ending March 31, 2012 for us. However, ASU 2011-12 has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. We do not expect a material impact on our financials due to the implementation of this guidance. As ASU No. 2011-05 relates only to the presentation of Comprehensive Income, the Company does not expect the adoption of this update will have a material effect on its consolidated financial statements.

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

NOTE 3 - NOTES PAYABLE TO BANK

On March 2, 2012, Industrial Services of America, Inc. and ISA Indiana, Inc. (the “Companies”) entered into a Third Amendment to Credit Agreement (the “Third Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (the “Credit Agreement”), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the “April Amendment”) and the Second Amendment to Credit Agreement dated as of November 16, 2011 (the “November Amendment”), as follows. The Third Amendment redefines the calculation period for the purpose of measuring compliance with our covenant to maintain a ratio of debt to adjusted EBITDA (the “Senior Leverage Ratio”) and a ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled payment of principal of not more than 1.20 to 1 (the “Fixed Charge Coverage Ratio”) such that each ratio will be calculated quarterly for the period beginning January 1, 2012 through the end of each quarter of 2012. Prior to the Third Amendment, the ratios were calculated on a rolling 12 month basis. The Third Amendment also changed the Senior Leverage Ratio from 3.5 to 1 in the original Credit Agreement to (i) 4.25 to 1 in the first quarter of 2012, (ii) 3.50 to 1 in the second and third quarter of 2012, and (iii) 3.25 to 1 in the fourth quarter of 2012 and thereafter. The Third Amendment also increased the unused line fee by 0.25% to 0.75% and provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending December 31, 2011, as discussed below. In addition, the Companies also agreed to perform other customary commitments and pay a fee of $10.0 thousand to the Bank.

On April 14, 2011, we entered into the April Amendment with the Bank which amends the Credit Agreement as follows: The April Amendment (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents.

On December 6, 2011, we entered into the November Amendment with the Bank which amends the Credit Agreement, as amended by the April Amendment described above. Under the April Amendment, the Company was permitted to borrow the lesser of $45.0 million (the “Maximum Revolving Commitment”) or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $18.0 million. Under the November Amendment, the Maximum Revolving Commitment was reduced to $40.0 million. In addition, the Company agreed to perform other customary commitments.

Under the original Credit Agreement, we were permitted to borrow via a revolving credit facility the lesser of $40.0 million or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $17.0 million. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, we provided the Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with an $8.8 million term loan, entered into to replace several notes payable with another bank. Proceeds of the original revolving credit facility in the amount of $33.4 million were used to repay the outstanding principal balance of the prior obligations with another bank. We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory.

With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. As of December 31, 2011, the interest rate was 3.125%. We also paid a fee of 0.50% on the unused portion. The revolving credit facility expires on July 31, 2013. As of December 31, 2011, the outstanding balance on the revolving line of credit was $20.1 million.

The $8.8 million term loan provides for an interest rate that is the same as the interest rate for the revolving credit facility. Principal and interest is payable monthly in consecutive equal installments of $105.0 thousand. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on July 31, 2013. In addition, beginning April 30, 2012 (or, if earlier, upon completion of the Company’s financial statements for the fiscal year ending December 31, 2011), we will make an annual payment equal to 25% of (i) our adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”), minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of December 31, 2011, the outstanding balance on the term loan was $7.0 million.

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

In our Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. As of December 31, 2011, we were not in compliance with the covenants in (i) and (ii) above due to decreased sales relating to decreased demand in stainless steel in the last three quarters of the year. As of December 31, 2011, our ratio of debt to adjusted EBITDA was 9.31; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was (0.70), and our capital expenditures totaled $2.5 million, which includes $36.6 thousand in deposits on equipment. In connection with the Third Amendment, we received a waiver from the Bank for the year ending December 31, 2011 for failing to meet the ratio requirements for covenants (i) and (ii) above. Pursuant to the Third Amendment, the Senior Leverage Ratio will increase to 4.25 to 1 for the period ending March 31, 2012. The Senior Leverage Ratio will then decrease to 3.5 to 1 for the periods ending June 30 and September 30, 2012 and decrease to 3.25 to 1 for the period ending December 31, 2012 and thereafter. The other covenants will remain the same going forward. As of December 31, 2011, we have $19.9 million under our existing credit facilities that we can use based on the bank waiver received.

On April 12, 2011, we entered into a Loan and Security Agreement with Fifth Third Bank (the “Bank”) pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is five and 68/100 percent (5.68%). Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payment commenced on the 20th day of May, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, comes due on or before April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of December 31, 2011, the outstanding balance of this loan was $187.1 thousand.

On August 9, 2011, we entered into a Loan and Security Agreement (the “August Agreement”) with the Bank pursuant to which the Bank agreed to loan the Company funds pursuant to a Promissory Note (the “August Note”) in the amount of $115.0 thousand for the purpose of purchasing operating equipment. The interest rate is 5.95%. Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015. As security for the August Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of December 31, 2011, the outstanding balance of this loan was $106.4 thousand.

On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is equal to five and 20/100 percent (5.20%) per annum. Principal and interest is payable monthly in consecutive equal installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the October Note, we provided Fifth Third Bank a first priority security interest in the equipment purchased with the proceeds. As of December 31, 2011, the outstanding balance on the Note was $962.4 thousand.

On August 2, 2007, we entered into an asset purchase agreement for $1.3 million funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20.0 thousand per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100.0 thousand cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1.0 million with an outstanding balance at December 31, 2011 of $155.9 thousand.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $4.7 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $2.1 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $457.5 thousand in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At December 31, 2011, we recorded the estimated fair value of the liability related to the three swaps at approximately $484.2 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. These swap agreements were not affected by the debt restructuring with the Bank. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. See Note 1 – “Summary of Significant Accounting Policies – Derivative and Hedging Activities” for additional information about these derivative instruments.

The following table outlines the notional amounts, in thousands, related to the interest rate swaps as of December 31, 2011:

Notional Amount	Rate

$4,730	5.89%
$2,099	5.65%
$457	5.89%

Our long term debt as of December 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010

	(in thousands)
Revolving credit facility of $40.0 million with Fifth Third Bank. See above description for additional details.	$20,083	$35,489

Note payable to Fifth Third Bank in the amount of $8.8 million secured by our rental fleet equipment, our shredder system assets, and a crane. See above description for additional details.	7,015	8,275

Note payable to Fifth Third Bank in the amount of $1.3 million secured by equipment purchased with the proceeds. See above description for additional details.	962	1,271

Loan and Security Agreement payable to Fifth Third Bank in the amount of $227 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	187	—

Note payable to Fifth Third Bank in the amount of $115 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	106	—

Note payable to Paccar Financial Corp. in the amount of $164 thousand secured by one Kenworth truck. Payments are $1,697.68 per month with an effective interest rate of 6.5%. The maturity date under this agreement is September 2011.	—	36

Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20,000 per month for 60 months at a seven percent (7.0%) interest rate. The maturity date under this agreement is August 2012.

	156	376

	28,509	45,447
Less current maturities	1,821	1,824

	$26,688	$43,623

The annual maturities of long term debt, in thousands, as of December 31, 2011 are as follows:

2012	$1,821
2013	26,264
2014	388
2015	36
Thereafter	—

Total	$28,509

NOTE 4 - INCOME TAXES

The income tax provision (benefit), in thousands, consists of the following for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009

Federal
Current	$(3,373)	$3,556	$364
Deferred	436	54	2,563
IRS Audit Adjustment	622	—	—

	(2,315)	3,610	2,927
State
Current	(818)	884	466
Refundable state recycle tax credits	—	(185)	—
Deferred	92	64	108

	(726)	763	574

	$(3,041)	$4,373	$3,501

A reconciliation of income taxes at the statutory rate to the reported provision, in thousands, is as follows:

	2011	2010	2009

Federal income tax at statutory rate	$(2,468)	$4,225	$2,987
State and local income taxes, net of federal income tax effect	(395)	599	398
Permanent differences	13	(156)	7
Other differences	(191)	(295)	109

	$(3,041)	$4,373	$3,501

Significant components of the Company’s deferred tax liabilities and assets, in thousands, as of December 31, 2011 and 2010 are as follows:

	2011	2010

Deferred tax liabilities
Tax depreciation in excess of book	$(3,505)	$(3,402)
Tax amortization in excess of book	(212)	(310)

Gross deferred tax liabilities	(3,717)	(3,712)

Deferred tax assets
Property taxes	12	43
Allowance for doubtful accounts	43	43
Book amortization in excess of tax	29	58
Inventory capitalization	217	250
Reserve for CWS	129	129
Bonuses	—	466
Interest rate swap	194	280
Other	98	12

Gross deferred tax assets	722	1,281

Net deferred tax liabilities	$(2,995)	$(2,431)

The Internal Revenue Service has conducted an examination of the Company’s 2009 income tax return and, per the final report, has proposed changes amounting to approximately $735.0 thousand of additional taxes due for which we expect to receive an invoice early in 2012. This increase arose from the Company’s use of bonus depreciation rules for certain additions to shredding equipment which were determined to be disqualified for bonus depreciation. This additional income tax has been accrued as of December 31, 2011.

This resulting adjustment to 2009 depreciation deductions allowed the Company to file an amended U.S. tax return for 2010, pursuant to which we claim additional depreciation deductions and resulted in a claim for refund of income taxes paid amounting to approximately $113.0 thousand which has also been accrued at December 31, 2011.

We use the deferral method of accounting for the available state tax credits relating to the purchase of the shredder equipment. On December 31, 2010, we had deferred recycling equipment state tax credit carryforwards of $4.2 million relating to this purchase which do not expire. This tax credit is limited to 25 percent of our state income tax liability. Due to the net loss in 2011, there was no available state tax credit in 2011. We used the available credit of $185.1 thousand in 2010.

NOTE 5 - SALES-TYPE LEASES

The Company is the lessor of equipment under sales-type lease agreements having terms of three years, with the lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees.

Future lease payments receivable under sales-type leases, in thousands, at December 31, 2011 are as follows:

2012	$44
Thereafter	—

Minimum lease payments receivable	44
Less unearned income	(4)

Net investment in sales-type leases	40
Less current portion	(40)

$—

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company enters into various transactions with related parties including the Company’s principal shareholder and an affiliated company owned by the Company’s principal shareholder (K&R). A summary of these transactions, in thousands, is as follows:

	2011	2010	2009

Balance sheet accounts:
Notes receivable	$45.4	$88.4	$129.1

Deposits (included in other long-term assets)	$62.1	$62.1	$62.1

Income statement activity:
Rent expense (property)	$582.0	$582.0	$582.0

Lease expense (equipment)	$101.0	$5.5	$—

Consulting fees	$480.0	$420.0	$240.0

ISA leases its corporate offices, processing property and buildings in Louisville, Kentucky for $48.5 thousand per month from K&R pursuant to the K&R Lease. Deposits include one month of the original lease agreement’s rent in advance in the amount of $42.1 thousand. In 2004, we paid for repairs totaling $302.2 thousand that we made to the buildings and property that we lease from K&R, located at 7100 Grade Lane, Louisville, Kentucky. K&R executed an unsecured promissory note, dated March 25, 2005, but effective December 31, 2004, to us for the principal sum of $302.2 thousand. In January 2006, K&R began making payments on the promissory note of principal only in ninety-six (96) monthly installments of $3.1 thousand each. Failure of K&R to make any payment when due under this note within fifteen (15) days of its due date shall constitute a default. After the fifteen day period, the note shall bear interest at a rate equal to fifteen percent (15.0%) per annum and we have the right to exercise our remedies to collect full payment of the note.

In an addendum to the K&R lease as of January 1, 2006, the rent was increased $4.0 thousand as a result of the improvements made to the property in 2004. For years 2011, 2010, and 2009, the payments to K&R by the Company of $4.0 thousand for additional rent and the payment from K&R to the Company of $3.9 thousand for the promissory note were offset.

Effective January 1, 2012, the Company and K&R entered into an agreement (the “Second Amendment”) which amends an April 1, 2010 amendment (the “Amendment) to a consulting agreement which the parties had entered into effective January 2, 1998 (the “Prior Agreement”). Under the Prior Agreement, the Company engaged K&R as a consultant and retained the services of K&R management personnel to perform planning and consulting services with respect to the Company’s businesses, including the preparation of business plans, pro forma budgets, and assistance with general operational issues. The Prior Agreement provided for a term of ten years, with an automatic renewal for additional terms of one year on January 1 of each successive calendar year unless either party provides the other party with written notice of its intent not to renew at least six months prior to the expiration of the then existing term. The Company’s Chief Executive Officer, Harry Kletter, is a member of Kletter Holding, LLC, which is the sole member of K&R. The Amendment increased the consulting fees from $240.0 thousand per annum to $480.0 thousand per annum. The Second Amendment reduces the consulting fees from $480.0 thousand per annum to $240.0 thousand per annum. The annual fee is payable in equal monthly installments of $20.0 thousand. The Second Amendment otherwise ratifies the Prior Agreement in all respects. Deposits include one month of the original agreement’s consulting services in advance in the amount of $20.0 thousand. Our Chairman is compensated through these consulting fees. In 2011, we extended this consulting agreement for one year according to the terms of the contract.

Effective December 1, 2010, the Company and K&R entered into a lease agreement, under which the Company leases equipment from K&R for a monthly payment of $5.5 thousand for 5 years.

Effective June 1, 2011, the Company and K&R entered into a lease agreement, under which the Company leases equipment from K&R for a monthly payment of $5.0 thousand for 5 years.

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

Purchase of Venture Metals, LLC Intangibles: On March 26, 2010, we entered into an agreement dated July 1, 2010, subject to shareholder approval of certain issuances of shares of our common stock. After shareholder approval of the issuance of 300,000 shares of our common stock, on July 1, 2010, we entered into an asset purchase agreement and a non-compete agreement with Venture Metals, LLC (“Venture”), 3409 Camp Ground Road, Louisville, KY 40211. Pursuant to the asset purchase agreement dated July 1, 2010, in consideration for the transfer of the Venture name and entry into the Non-Compete Agreement, we delivered to Venture 300,000 shares of our common stock based on a price of

$10.41 per share (the “Purchase Price”) based on the stock price on July 1, 2010.

The purchase price was negotiated between us and Steve Jones, former co-owner of Venture. Venture was owned by Steve Jones and Jeff Valentine, both of whom were our employees at the time. At the same time as these negotiations took place, we renegotiated all management contracts and employment agreements, including those of Mr. Jones and Mr. Valentine. Mr. Jones’ and Mr. Valentine’s original employment agreements were entered into in connection with our prior purchase of assets from Venture. An outside financial consultant also assessed the transaction to provide an opinion of the fair value of the transaction, which led to a supplemental acquisition dated July 1, 2010, as described below.

On June 16, 2010, the Company and Venture agreed to a supplemental acquisition dated effective July 1, 2010. Pursuant to an understanding memorialized by this agreement, on April 12, 2010, the Company paid Venture $1.3 million commissions earned and accrued in 2009 using the line of credit facility and on July 1, 2010, issued to Venture 300,000 shares of Common Stock, in exchange for Venture’s customer list, the Venture name, Venture’s execution of a non-compete agreement, and Venture’s agreement to cause Mr. Jones and Mr. Valentine to provide the company with non-compete agreements. Based on an independent appraisal, the Company agreed to deliver up to an additional 750,000 shares of ISA Common Stock in accordance with certain terms.

The Company obtained a valuation of Venture’s intangible assets from an outside source. Based on preliminary estimates, we recorded additional goodwill of $4.3 million and decreased the intangible asset by $630.0 thousand as of December 31, 2010. No changes were made to recorded amounts for goodwill or the other amortized intangible items based on this valuation, which was finalized in the second quarter of 2011. Based on a third party review, no impairment was recorded to goodwill as of December 31, 2011.

See Note 13 – “Purchase of Inventory, Fixed Assets, and Intangibles of Venture Metals, LLC” for the material terms of the Non-Compete Agreement and supplemental acquisition details and for additional information relating to the third party valuations performed.

Donaghy Asset Purchase Agreement: During 2007, we entered into an asset purchase agreement for $1.8 million funded primarily by a note payable to Industrial Logistic Services, LLC, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20.0 thousand per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. During 2011 and 2010, we made payments on this note of $240.0 thousand. The outstanding balance at December 31, 2011 was $155.9 thousand.

NOTE 7 - EMPLOYEE RETIREMENT PLAN

We maintain a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute a maximum of 15.0% of their annual salary. Under the plan, we match 25.0% of each employee’s voluntary contribution up to 6.0% of their gross salary. The expense under the plan for 2011, 2010 and 2009 was $59.6 thousand, $56.5 thousand, and $48.6 thousand, respectively.

NOTE 8 - LEASE COMMITMENTS

Operating Leases:
We lease our Louisville, Kentucky facility from a related party (see Note 6) under an operating lease expiring December 2012. The rent was adjusted in January 2008 per the agreement to monthly payments of $48.5 thousand through December 2012. In addition, the Company is also responsible for real estate taxes, insurance, utilities and maintenance expense.

We lease equipment from a related party (see Note 6) under operating leases expiring November 2015 and May 2016.

We lease a facility in Dallas, Texas for management services operations. The agreement provided that monthly payments of $2.5 thousand were paid through September 2006. The lease was renewed effective October 1, 2011 for a one-year period with monthly payments of $1.0 thousand.

We leased a facility in Lexington, Kentucky for $4.5 thousand per month; the lease terminated February 10, 2012. We subleased this property for a term commencing March 1, 2007 and ending January 31, 2012 for $4.5 thousand per month.

          Future minimum lease payments for operating leases, in thousands, as of December 31, 2011 are as follows:

2012	$721.2
2013	126.0
2014	126.0
2015	126.0
2016	25.5
Thereafter	—

Future minimum lease payments	$1,124.7

Total rent expense for the years ended December 31, 2011, 2010 and 2009 was $1.0 million, $968.9 thousand, and $1.1 million, respectively.

Capital Leases:

We made the final payments for the equipment under capital leases in June 2010. We now own the equipment and no longer have any equipment under capital leases.

NOTE 9 - CASH DIVIDEND

In 2011 and 2010, the Board of Directors did not declare a cash dividend.

NOTE 10 – PER SHARE DATA

The computation for basic and diluted earnings per share is as follows:

	2011	2010	2009

	(in thousands, except per share information)
Basic earnings per share
Net (loss) income	$(3,881)	$8,053	$5,285

Weighted average shares outstanding	6,927	6,622	5,783

Basic (loss) earnings per share	$(0.56)	$1.22	$0.91

Diluted earnings per share
Net (loss) income	$(3,881)	$8,053	$5,285

Weighted average shares outstanding	6,927	6,622	5,783
Add dilutive effect of assumed exercising of stock options	—	44	18

Diluted weighted average shares outstanding	6,927	6,666	5,801

Diluted (loss) earnings per share	$(0.56)	$1.21	$0.91

NOTE 11 - LEGAL PROCEEDINGS

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

A jury trial was held from June 20-24, 2011. The punitive damage claim was withdrawn by Lennox at the conclusion of its case, and Lennox claimed over $1.0 million in compensatory damages. On June 24, the jury found in ISA’s favor on five of the six claims. Lennox was awarded $175.0 thousand on the remaining claim.

Following the trial, both Lennox and ISA filed motions with the court seeking an award of attorney fees against each other. Lennox also filed a motion requesting an award of pre-judgment interest on the $175.0 thousand verdict. The Court denied both of Lennox’s motions and granted ISA’s motion for attorney fees in the amount of $98.0 thousand against Lennox. No appeal was taken by either party, and a Mutual General Release was signed as part of a final negotiated settlement in which Lennox received $84.5 thousand. A Satisfaction of Judgment was filed with the court on December 28, 2011, and the case is closed.

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

2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$269,459	$—	$—	$269,459
Equipment sales, service and leasing revenues	—	2,132	—	2,132
Management fees	—	5,279	—	5,279
Cost of goods sold	(259,692)	(5,474)	—	(265,166)
Inventory adjustment for lower of cost or market	(3,441)	—	—	(3,441)
Selling, general, and administrative expenses	(8,137)	(808)	(3,775)	(12,720)

Segment (loss) profit	$(1,811)	$1,129	$(3,775)	$(4,457)

2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Cash	$1,116	$—	$1,151	$2,267
Income tax receivable	—	—	3,967	3,967
Accounts receivable, net	16,342	940	(91)	17,191
Inventories	18,500	44	—	18,544
Net property and equipment	18,909	1,024	6,266	26,199
Goodwill	6,840	—	—	6,840
Net intangibles	5,025	—	—	5,025
Other assets	363	12	562	937

Segment assets	$67,095	$2,020	$11,855	$80,970

2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$334,667	$—	$—	$334,667
Equipment sales, service and leasing revenues	—	2,126	—	2,126
Management fees	—	6,212	—	6,212
Cost of goods sold	(309,481)	(6,239)	—	(315,720)
Selling, general, and administrative expenses	(7,469)	(1,016)	(5,252)	(13,737)

Segment profit (loss)	$17,717	$1,083	$(5,252)	$13,548

2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Cash	$1,258	$—	$1,210	$2,468
Accounts receivable, net	24,933	1,140	1,376	27,449
Inventories	34,222	89	—	34,311
Net property and equipment	25,799	1,228	527	27,554
Goodwill	6,840	—	—	6,840
Net intangibles	5,775	—	—	5,775
Other assets	574	86	1,105	1,765

Segment assets	$99,401	$2,543	$4,218	$106,162

2009	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Recycling revenues	$171,841	$—	$—	$171,841
Equipment sales, service and leasing revenues	—	2,116	—	2,116
Management fees	—	7,095	—	7,095
Cost of goods sold	(154,482)	(6,277)	—	(160,759)
Inventory adjustment for lower of cost or market	—	—	—	—
Selling, general, and administrative expenses	(6,280)	(1,333)	(2,875)	(10,488)

Segment (loss) profit	$11,079	$1,601	$(2,875)	$9,805

2009	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS

	(in thousands)
Cash	$531	$—	$182	$713
Accounts receivable, net	7,520	981	11	8,512
Inventories	26,315	112	—	26,427
Net property and equipment	23,577	1,341	2,077	26,995
Goodwill	2,567	—	—	2,567
Net intangibles	—	—	—	—
Other assets	586	22	852	1,460

Segment assets	$61,096	$2,456	$3,122	$66,674

NOTE 13 – PURCHASE OF INVENTORY, FIXED ASSETS, AND INTANGIBLE ASSETS OF VENTURE METALS, LLC

On January 13, 2009 we entered into an inventory purchase agreement with Venture Metals, LLC (“Venture”), a metal recycler focused on stainless steel and high temperature alloys, and its members, Steve Jones, Jeff Valentine and Carlos Corona, under which we agreed to pay to Venture $8.8 million for inventory comprised of stainless steel and high temperature alloys, which we verified as to weight. Mr. Corona is our employee. We funded the purchase of the inventory through our line of credit with Branch Banking & Trust (“BB&T”). We subsequently paid an additional $262.3 thousand for inventory after the final verification of weight. This initial transaction was part of an overall agreement to acquire the operations of Venture.

Under the agreement, we had the right to retain the use of the property located at 3409 Camp Ground Road, Louisville, Kentucky, the site of the Venture business that Venture leases from Luca Investments, LLC (“Luca”), an affiliate of Venture, owned 50.0% each by Messrs. Jones and Valentine. We had the right to use the facilities located on those premises for a period not to exceed two years from the date of the agreement for a monthly rental of $15.0 thousand.

On April 13, 2009, we exercised our option to purchase fixed assets under an installment purchase agreement with Venture, whereby Venture sold all of its fixed assets, located at 3409 Camp Ground Road, Louisville, Kentucky, to us by virtue of an installment purchase agreement effective February 11, 2009. Steve Jones, Jeff Valentine and Carlos Corona were the sole members of Venture. Under the notice of exercise of option to purchase fixed assets we agreed to purchase the fixed assets on April 17, 2009 for the purchase price of $1.5 million less the aggregate amount of all rent we paid to Venture under the previous agreement. The installment payment we owed to Venture was $15.0 thousand per month commencing March 1, 2009 with a pro-rata amount paid for the period from February 11, 2009 through February 28, 2009. A further description of the installment purchase agreement and related transactions is contained in Items 1.01 and 2.01 of Form 8-K for the event dated February 11, 2009, as filed on February 18, 2009, with the Securities and Exchange Commission by us.

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

We completed the acquisition of the real property at 3409 Camp Ground Road, Louisville, Kentucky, from Luca on April 2, 2009. Under the agreement, we purchased the property and improvements thereon consisting of 5.67 acres with a 7,875 square foot building located thereon. We paid $2.1 million for the property, comprised of $1.3 million in cash and 300,000 shares of ISA common stock priced at the per share NASDAQ last sale price of $2.67, as quoted on NASDAQ at 10:30 a.m. (EDT) on April 2, 2009. We determined the purchase price for the real estate based on internal analyses as to the value of the property. BB&T provided credit to us under our $10.0 million line of credit with BB&T funding the cash portion of the purchase price.

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

The initial purchase price was allocated based on the information available to management and Venture at the time. Management engaged a third party appraiser to determine the fair value of the property and equipment acquired. Subsequent to the completion of this process, we recorded an adjustment to the purchase price allocation amounting to $2.0 million. Goodwill resulting from this purchase relates to the name recognition of Venture Metals, LLC in the industry as well as synergies expected from the business combination. Any adjustments made to provisional amounts are based on new information obtained about the facts and circumstances that existed as of the acquisition date.

The following table summarizes the purchase price allocation in thousands:

	Original	Adjustment	Final

Inventory	$9,109	$—	$9,109
Equipment, furniture and fixtures	1,499	(474)	1,025
Property and improvement	2,067	(1,533)	534
Goodwill	—	2,007	2,007

	12,675	$—	12,675
Less: Amount paid with stock	(800)	—	(800)

Cash consideration	$11,875	$—	$11,875

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

The purchase price was negotiated between us and Steve Jones, former co-owner of Venture. After purchasing Mr. Corona’s share of Venture on January 1, 2010, Venture was owned by Steve Jones and Jeff Valentine, both of whom were our employees at the time. An outside financial consultant also assessed the transaction to provide an opinion of the fair value of the transaction, which led to a supplemental acquisition dated July 1, 2010, as described below.

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

On June 16, 2010, the Company and Venture agreed to a supplemental acquisition, the 2010 Acquisition, dated July 1, 2010. Pursuant to this agreement, on April 12, 2010, the Company paid Venture $1.3 million for the benefit of Messrs. Jones and Valentine using the line of credit. This amount represents an annual performance bonus in cash equal to seven and one-half percent (7.5%) for both Mr. Jones and Mr. Valentine of the amount determined, for the 2009 fiscal year of the Company, by (i) the Segment profit of the 2009 Acquisition (the “Alloys Segment Profit”) minus (ii) the product of (a) the selling, general and administrative expenses under the Other category, times (b) the percentage determined by dividing the Alloys Segment Profit by the Segment profit under the Segment Totals category, all as reflected in the Segment Information note of the Notes to Consolidated Financial Statements as contained in the 2009 Annual Report on Form 10-K. The amount was accrued in 2009 by expensing the calculated amount monthly throughout 2009 to bonus expense in the Recycling segment’s SG&A expenses. On July 1, 2010, the Company issued to Venture 300,000 shares of Common Stock, in exchange for Venture’s customer list, the Venture name, Venture’s execution of a non-compete agreement, and Venture’s agreement to cause Mr. Jones and Mr. Valentine to provide the company with non-compete agreements. Based on an independent appraisal, the Company agreed to deliver up to an additional 750,000 shares of ISA Common Stock in accordance with the following:

                    (a) Venture would receive up to ninety thousand (90,000) shares of ISA common stock per annum commencing in 2011 for calendar year 2010, and thereafter in 2012, 2013, 2014, and 2015 for calendar years 2011, 2012, 2013, and 2014, respectively, resulting in a maximum of four hundred and fifty thousand (450,000) shares of ISA common stock over such period (but in no event greater than 90,000 shares in any one calendar year) based on satisfaction of certain RONA criteria. Such consideration would be payable in the form of ISA common stock in one delivery of a stock certificate, as soon as practicable following December 31, 2014 subject to applicable withholding and other taxes and other required deductions;

                    (b) Venture would be entitled to receive additional consideration for the purchase of assets up to three hundred thousand (300,000) shares of ISA common stock based on satisfaction of certain 5 year (2010-2014) average RONA criteria. Such consideration would be payable in the form of Company common stock in one delivery of a stock certificate, as soon as practicable following December 31, 2014 subject to applicable withholding and other taxes and other required deductions.

The Company obtained a valuation of the intangibles from an outside source. Of the valuation methodologies considered for the valuation of the intangible assets purchased from Venture, the income approach valuation method was used. In this approach, discounted cash flow analysis measures the value of a company by the present value of its estimated future economic benefits. These benefits can include earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment. The material assumptions used in the valuation include a discount rate range, a long-term growth rate, a working capital rate, and a terminal growth rate range. The valuation also includes income projections and capital expenditure forecasts as provided by management. These assumptions and estimates were based on information available at the time the valuation was performed. These assumptions and estimates bear the risk of change as future performance, future economic conditions, and continued major customer relationships cannot be predicted or guaranteed.

Based on preliminary estimates and the share price as of July 1, 2010 of $10.41 per share, we recorded additional goodwill of $4.3 million, decreased the value of the intangible asset by $630.0 thousand, and increased fourth quarter amortization expense related to the intangible assets by $98.7 thousand. We also recorded a commitment of $7.3 million to paid in capital representing the fair value of the contingent consideration associated with the purchase of the intangibles as of December 31, 2010. This commitment value was determined based on management’s estimate that the probability of achieving the RONA criteria was approximately 94%. The maximum value of the contingent shares is $7.8 million based on the $10.41 per share value as of the acquisition date. No changes were made to recorded amounts for goodwill or the other amortized intangible items based on the completion of the valuation in the second quarter of 2011.

On February 24, 2011, we issued 45,000 shares of our common stock each to Steve Jones and Jeff Valentine for the satisfaction of certain RONA criteria for the year ending December 31, 2010. We decreased the contingent consideration value to $6.4 million.

The Company also obtained a valuation from an outside source to verify our goodwill balance as of December 31, 2011. Of the valuation methodologies considered for the valuation of the goodwill, the income approach valuation method was used. In this approach, discounted cash flow analysis measures the value of a company by the present value of its estimated future economic benefits. These benefits can include earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment. The material assumptions used in the valuation include a discount rate range, a long-term growth rate, a working capital rate, and a terminal growth rate range. The valuation also includes income projections and capital expenditure forecasts as provided by management. These assumptions and estimates were based on information available at the time the valuation was performed. These assumptions and estimates bear the risk of change as future performance, future economic conditions, and continued major customer relationships cannot be predicted or guaranteed. Based on this valuation, no impairment value was recorded to goodwill.

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

On January 6, 2010, the Board of Directors granted non-performance based stock awards of 25,500 shares to management at $6.39 per share. On January 11, 2010, we issued 18,000 shares and on February 11, 2010, we issued the remaining 7,500 shares of this grant. On June 8, 2010, we issued 30,000 thousand shares of our stock granted on April 14, 2009 to management at a grant date fair value of $2.53 per share. On November 15, 2010, we issued 5,000 shares of our stock to management at $10.34 per share. In January 2011, we issued 60,000 shares of our stock granted on April 1, 2010 to management at a grant date fair value of $11.93 per share and 600 shares of our stock to consultants at $12.28 per share.

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2011	1st	2nd	3rd	4th	Year

	(in thousands, except per share information)

Revenue	$106,187	$64,963	$55,766	$49,954	$276,870
Gross profit (loss)	7,835	4,182	(1,030)	717	$11,704
Inventory write-down	—	—	(3,441)	—	$(3,441)
Income (loss) before other income (expense)	4,055	1,610	(7,165)	(2,957)	$(4,457)
Net income	2,167	313	(4,536)	(1,825)	$(3,881)
Basic earnings (loss) per share	0.31	0.05	(0.67)	(0.26)	(0.56)
Diluted earnings (loss) per share	0.31	0.05	(0.67)	(0.26)	(0.56)

After a strong first quarter in 2011, sales to our main stainless steel customer began to decline as compared to 2010 due to a decline in demand for stainless steel. Additionally, reduced metal prices caused us to adjust our inventory levels by $3.4 million to lower of cost or market at the end of the third quarter.

2010	1st	2nd	3rd	4th	Year

	(in thousands, except per share information)

Revenue	$74,169	$92,815	$76,550	$99,471	$343,005
Gross profit	6,283	7,754	7,369	5,879	27,285
Income before other income (expense)	3,082	4,189	3,485	2,792	13,548
Net income	1,763	2,347	1,923	2,020	8,053
Basic earnings per share	0.27	0.36	0.28	0.30	1.22
Diluted earnings per share	0.27	0.36	0.28	0.29	1.21

2009	1st	2nd	3rd	4th	Year

	(in thousands, except per share information)

Revenue	$24,250	$39,124	$79,970	$37,708	$181,052
Gross profit	3,985	4,151	6,514	5,643	20,293
Income before other income (expense)	1,275	1,711	3,907	2,912	9,805
Net income	654	922	2,161	1,548	5,285
Basic earnings per share	0.12	0.17	0.37	0.24	0.91
Diluted earnings per share	0.12	0.17	0.37	0.24	0.91

Shredder production began in the third quarter of 2009, significantly increasing revenues in the first and second quarters of 2010 as compared to the first and second quarters of 2009. Historically, fourth quarter revenue has decreased; however, in the fourth quarter of 2010, a major customer increased their stainless steel orders by $57.4 million as compared to the fourth quarter of 2009.

Depreciation expense that was taken in the first three quarters of 2009 in the amount of $68.4 thousand related to the acquisition of the Venture Metals, LLC was adjusted as a result of finalizing the purchase price allocation resulting in a reduction of depreciation expense in the fourth quarter of 2009.

SUPPLEMENTARY INFORMATION

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS Years ended December 31, 2011, 2010 and 2009

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Period

Allowance for doubtful accounts 2011 (deducted from accounts receivable)	$100,000	$—	$—	$100,000

Allowance for doubtful accounts 2010 (deducted from accounts receivable)	$100,000	$—	$—	$100,000

Allowance for doubtful accounts 2009 (deducted from accounts receivable)	$490,000	$—	$(390,000)	$100,000

Accrual for legal settlements for 2011	$—	$—	$—	$—

Accrual for legal settlements for 2010	$—	$—	$—	$—

Accrual for legal settlements for 2009	$990,000	$—	$990,000	$—

* Uncollected amounts written off, net of recoveries