Form 10-Q
period 2012-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2012-05-08
CIK 4187

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From _________ to ________
Commission File Number 0-20979
INDUSTRIAL SERVICES OF AMERICA, INC.
_______________________________________________________________________________________________________
(Exact Name of Registrant as specified in its Charter)

Florida	59-0712746
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2012: 6,940,517.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2012	December 31, 2011
	(Unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$1,747	$2,267
Income tax receivable	2,446	3,967
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2012 and 2011)	17,493	17,191
Net investment in sales-type leases	31	40
Inventories	24,376	18,544
Deferred income taxes	324	411
Prepaid expenses	387	328
Employee loans	5	6
Total current assets	46,809	42,754
Net property and equipment	25,430	26,199
Other assets
Notes receivable – related party	34	45
Goodwill	6,840	6,840
Intangible assets, net	4,838	5,025
Deposits	274	107
Total other assets	11,986	12,017
Total assets	$84,225	$80,970

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2012	December 31, 2011
	(Unaudited)
	(in thousands)
Current liabilities
Current maturities of long-term debt	$1,769	$1,821
Accounts payable	15,441	10,681
Interest rate swap agreements liability	434	484
Other current liabilities	349	331
Total current liabilities	17,993	13,317
Long-term liabilities
Long-term debt	25,811	26,688
Deferred income taxes	2,810	3,406
Total long-term liabilities	28,621	30,094
Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized, 7,192,479 shares issued in 2012 and 2011, 6,940,517 shares outstanding in 2012 and 2011	24	24
Additional paid-in capital	18,131	18,131
Retained earnings	20,066	20,057
Accumulated other comprehensive loss	(247)	(290)
Treasury stock at cost, 251,962 shares in 2012 and 2011	(363)	(363)
Total shareholders’ equity	37,611	37,559
Total liabilities and shareholders’ equity	$84,225	$80,970

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
	(in thousands, except per share information)
Revenue from services	$1,285	$1,371
Revenue from product sales	60,393	105,030
Total revenue	61,678	106,401
Cost of goods sold for services	1,193	1,277
Cost of goods sold for product sales	56,797	96,915
Total cost of goods sold	57,990	98,192
Provision for employee terminations and severances	211	—
Other selling, general and administrative expenses	3,000	3,939
Total selling, general and administrative expenses	3,211	3,939
Income before other income (expense)	477	4,270
Other income (expense)
Interest expense	(484)	(886)
Interest income	3	6
Gain on sale of assets	19	49
Total other expense	(462)	(831)
Income before income taxes	15	3,439
Income tax provision	6	1,272
Net income	9	2,167
Basic earnings per share	$—	$0.31
Diluted earnings per share	$—	$0.31
Weighted shares outstanding:
Basic	6,941	6,885
Diluted	6,964	6,928

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
	(in thousands)
Net income	$9	$2,167

Other comprehensive income:
Unrealized income on derivative instruments, net of tax	43	50

Comprehensive income	$52	$2,217

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2012
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Cost
(in thousands, except share information)
Balance as of December 31, 2011	7,192,479	$24	$18,131	$20,057	$(290)	(251,962)	$(363)	$37,559
Net unrealized income on derivative instruments, net of tax	—	—	—	—	43	—	—	43
Net income	—	—	—	9	—	—	—	9
Balance as of March 31, 2012	7,192,479	$24	$18,131	$20,066	$(247)	(251,962)	$(363)	$37,611

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(UNAUDITED)

	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$9	$2,167
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,119	1,119
Stock bonus to employees	60	494
Deferred income taxes	(515)	—
Gain on sale of property and equipment	(19)	(49)
Change in assets and liability
Receivables	(303)	(3,257)
Net investment in sales-type leases	9	8
Inventories	(5,832)	(1,357)
Income tax receivable	1,521	—
Other assets	(225)	137
Accounts payable	4,700	401
Accrued bonuses	—	(462)
Income tax payable	—	272
Other current liabilities	18	100
Net cash from (used in) operating activities	542	(427)
Cash flows from investing activities
Proceeds from sale of property and equipment	20	54
Purchases of property and equipment	(164)	(331)
Deposits on equipment	—	(154)
Payments from related party	11	10
Net cash used in investing activities	(133)	(421)
Cash flows from financing activities
Payments on long-term debt	(1,799)	(4,101)
Proceeds from long-term debt	870	4,690
Net cash (used in) from financing activities	(929)	589
Net decrease in cash	(520)	(259)
Cash at beginning of year	2,267	2,468
Cash at end of period	$1,747	$2,209
Supplemental disclosure of cash flow information:
Cash paid for interest	$415	$671
Cash tax refund received	1,000	—
Cash paid for taxes	—	1,000

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U. S. generally accepted accounting principles ("GAAP") for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP for non-governmental entities. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2012 and the results of our operations and changes in our cash flow for the periods ended March 31, 2012 and 2011. Results of operations for the period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2011 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission.
Reclassifications
We have reclassified certain income statement items within the accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements for the prior year in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income.
Fair Value
We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of cash and cash equivalents, long-term debt, and derivative instruments. In addition, we measure certain assets, such as goodwill and other long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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

We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at March 31, 2012 (in thousands):

Assets	Level 1	Level 2	Total
Cash and cash equivalents	$1,747	$—	$1,747
Liabilities
Long-term debt	$—	$(27,580)	$(27,580)
Derivative contract	—	(434)	(434)
We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the quarter ending March 31, 2012. For Level 3 assets, goodwill is subject to impairment analysis each year end under Phase I of the ASC guidance. We hired an independent third party to evaluate Level 3 assets for impairment as of December 31, 2011. No impairment adjustment was necessary.
Factoring fees
We have included factoring fees with interest expense. These fees were previously recorded as discounts taken and totaled $87.9 thousand and $214.2 thousand for the periods ending March 31, 2012 and 2011, respectively.
Subsequent Events
We have evaluated the period from March 31, 2012 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and no events were identified.

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

We have the following intangible assets as of March 31, 2012:

	Gross Carrying Value	Accumulated Amortization (in thousands)	Net Carrying Value
Amortized intangible assets
Venture Metals, LLC trade name	$730	$(255)	$475
Non-compete agreements	620	(217)	403
Venture Metals, LLC customer list	4,800	(840)	3,960
Total intangible assets	$6,150	$(1,312)	$4,838
We amortize the trade name and non-compete agreements using a method that reflects the pattern in which the economic benefits are consumed or otherwise used over a 5-year life as stated in the agreements. We amortize the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $187.5 thousand for the three month periods ending March 31, 2012 and 2011.
As of March 31, 2012, we expect amortization expense for these assets for the next five fiscal years and thereafter to be as follows:

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

On April 14, 2011, we entered into the April Amendment with the Bank which amended the Credit Agreement as follows: The April Amendment (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents.

On December 6, 2011, we entered into the November Amendment with the Bank which amended the Credit Agreement, as amended by the April Amendment described above. Under the April Amendment, the Company was permitted to borrow the lesser of $45.0 million (the “Maximum Revolving Commitment”) or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $18.0 million. Under the November Amendment, the Maximum Revolving Commitment was reduced to $40.0 million. In addition, the Company agreed to perform other customary commitments.

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

With respect to the revolving credit facility, the interest rate is one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. As of March 31, 2012, the interest rate was 3.00%. We also paid a fee of 0.75% on the unused portion. The revolving credit facility expires on July 31, 2013. As of March 31, 2012, the outstanding balance on the revolving line of credit was $19.6 million.

The $8.8 million term loan provides for an interest rate that is twenty-five basis points (0.25%) higher than the interest rate for the revolving credit facility, which is 3.25% as of March 31, 2012. Principal and interest is payable monthly in consecutive equal installments of $105.0 thousand. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on July 31, 2013.  In addition, we will make an annual payment equal to 25% of (i) our adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA"), minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company's prior fiscal year.  Based on 2011 operating results, no annual payment was required in 2012 for the 2011 fiscal year. The next annual payment will be due on April 30, 2013 (or earlier, upon completion of the Company's financial statements for the fiscal year ending December 31, 2012). Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of March 31, 2012, the outstanding balance on the term loan was $6.7 million.

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

In our Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ending March 31, 2012. The Senior Leverage Ratio will then decrease to 3.5 to 1 for the periods ending June 30 and September 30, 2012 and decrease to 3.25 to 1 for the period ending December 31, 2012 and thereafter. The Senior Leverage Ratio will, in each quarter, be calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The other covenants will remain the same going forward. As of March 31, 2012, we were in compliance with all debt covenants. As of March 31, 2012, our ratio of debt to adjusted EBITDA was 3.52; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 1.8, and our capital expenditures totaled $164.4 thousand. As of March 31, 2012, we have $20.4 million available to us under our existing credit facilities.

On April 12, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “April Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is five and 68/100 percent (5.68%). Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payment commenced on the 20th day of May, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, comes due on or before April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the April Note. As of March 31, 2012, the outstanding balance of this loan was $173.8 thousand.

On August 9, 2011, we entered into a Loan and Security Agreement (the "August Agreement") with the Bank pursuant to which the Bank agreed to loan the Company funds pursuant to a Promissory Note (the "August Note") in the amount of $115.0 thousand for the purpose of purchasing operating equipment.  The interest rate is 5.95%.  Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015.  As security for the August Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of March 31, 2012, the outstanding balance of this loan was $99.9 thousand.

On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is equal to five and 20/100 percent (5.20%) per annum. Principal and interest is payable monthly in consecutive equal installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the October Note, we provided Fifth Third Bank a first priority security interest in the equipment purchased with the proceeds. As of March 31, 2012, the outstanding balance on the October Note was $882.9 thousand.

On August 2, 2007, we entered into an asset purchase agreement for $1.3 million funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20.0 thousand per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100.0 thousand cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1.0 million with an outstanding balance at March 31, 2012 of $98.3 thousand.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $4.6 million in debt, commenced April 7, 2009, and matures on April 7, 2014. The second swap agreement covers approximately $2.0 million in debt, commenced October 15, 2008, and matures on May 7, 2013. The third swap agreement covers approximately $443.7 thousand in debt, commenced October 22, 2008, and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At March 31, 2012, we recorded the estimated fair value of the liability related to the three swaps at approximately $434.1 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of March 31, 2012, the balance in this account was $488.0 thousand.
Our long term debt as of March 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
	(Unaudited)
	(in thousands)
Revolving credit facility of $40.0 million with Fifth Third Bank. See above description for additional details.	$19,625	$20,083
Note payable to Fifth Third Bank in the amount of $8.8 million secured by our rental fleet equipment, our shredder system assets, and a crane. See above description for additional details.	6,700	7,015
Note payable to Fifth Third Bank in the amount of $1.3 million secured by equipment purchased with the proceeds. See above description for additional details.	883	962
Loan and Security Agreement payable to Fifth Third Bank in the amount of $226.9 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	174	187
Note payable to Fifth Third Bank in the amount of $115.0 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	100	106
Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20.0 thousand per month for 60 months at a seven percent (7.0%) interest rate. The maturity date under this agreement is August 2012.	98	156
	27,580	28,509
Less current maturities	1,769	1,821
	$25,811	$26,688

The annual maturities of long term debt (in thousands) as of March 31, 2012 are as follows:

2012	$1,769
2013	25,498
2014	300
2015	13
Thereafter	—
Total	$27,580

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

FOR THE THREE MONTHS ENDED March 31, 2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$59,883	$—	$—	$59,883
Equipment sales, service and leasing revenues	—	510	—	510
Management fees	—	1,285	—	1,285
Cost of goods sold	(56,634)	(1,356)	—	(57,990)
Selling, general, and administrative expenses	(1,613)	(183)	(1,415)	(3,211)
Segment profit (loss)	$1,636	$256	$(1,415)	$477
Segment assets	$72,011	$1,961	$10,253	$84,225

FOR THE THREE MONTHS ENDED MARCH 31, 2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$104,452	$—	$—	$104,452
Equipment sales, service and leasing revenues	—	578	—	578
Management fees	—	1,371	—	1,371
Cost of goods sold	(96,702)	(1,490)	—	(98,192)
Selling, general, and administrative expenses	(2,139)	(194)	(1,606)	(3,939)
Segment profit (loss)	$5,611	$265	$(1,606)	$4,270
Segment assets	$99,094	$2,430	$8,199	$109,723

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
Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Replacement parts included in inventory are depreciated over a one-year life. Other inventory includes fuel, cardboard and baling wire. Inventories as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012				December 31, 2011
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$20,433	$1,102	$1,052	$22,587	$14,633	$1,409	$777	$16,819
Waste equipment machinery	—	55	—	55	—	39	—	39
Other	—	80	—	80	—	63	—	63
Total inventories for sale	20,433	1,237	1,052	22,722	14,633	1,511	777	16,921
Replacement parts	1,654	—	—	1,654	1,623	—	—	1,623
Total inventories	$22,087	$1,237	$1,052	$24,376	$16,256	$1,511	$777	$18,544

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
Future minimum lease payments for operating leases in thousands as of March 31, 2012 are as follows:

2012	$568
2013	126
2014	126
2015	115
2016	5
Thereafter	—
Future minimum lease payments	$940

Total rent expense for the three months ended March 31, 2012 and 2011 was $236.0 thousand and $279.4 thousand, respectively.

NOTE 8 - PROVISION FOR EMPLOYEE TERMINATIONS AND SEVERANCES

In the first quarter of 2012, the Company accrued $211.3 thousand for expenses related to employee terminations and severances.

NOTE 9 – PER SHARE DATA
The computation for basic and diluted earnings per share is as follows:
Three months ended March 31, 2012 compared to three months ended March 31, 2011:

	2012	2011
	(in thousands, except per share information)
Basic earnings per share
Net income	$9	$2,167
Weighted average shares outstanding	6,941	6,885
Basic earnings per share	$—	$0.31
Diluted earnings per share
Net income	$9	$2,167
Weighted average shares outstanding	6,941	6,885
Add dilutive effect of assumed exercising of stock options	23	43
Diluted weighted average shares outstanding	6,964	6,928
Diluted earnings per share	$—	$0.31

NOTE 10 – LONG TERM INCENTIVE PLAN
The Company’s long term incentive plan makes available up to 2.4 million shares of our common stock for performance-based awards under the plan. We may grant any of these types of awards: non-qualified and incentive stock options, stock appreciation rights, and other stock awards including stock units, restricted stock units, performance shares, performance units, and restricted stock. The performance goals that we may use for such awards will be based on any one or more of the following performance measures: cash flow, earnings, earnings per share, market value added or economic value added, profits, return on assets, return on equity, return on investment, revenues, or total shareholder return.
The plan is administered by a committee selected by the Board, initially our Compensation Committee, and consisting of two or more outside members of the Board. The Committee may grant one or more awards to our employees, including our officers, our directors and consultants, and will determine the specific employees who will receive awards under the plan and the type and amount of any such awards. A participant who receives shares of stock awarded under the plan must hold those shares for six months before the participant may dispose of such shares. The Committee may settle an award under the plan in cash rather than stock.
As of July 1, 2009, we awarded options to purchase 30.0 thousand shares of our stock each to our three independent directors for a total of 90.0 thousand shares at a per share exercise price of $4.23. We recorded expense related to these stock options of $95.1 thousand in 2009. These options are outstanding as of March 31, 2012.
In January 2011, we issued 60.0 thousand shares of our stock to management. These shares were granted pursuant to performance based stock plans authorized on April 1, 2010, at a grant date fair value of $11.93 per share. We also issued non-performance based stock awards of 0.6 thousand shares to consultants at $12.28 per share in January 2011. On April 9, 2012, we issued 3.8 thousand shares of our stock to a previous executive. These shares were granted pursuant to a performance based stock plan authorized on August 13, 2010, at a grant date fair value of $15.98 per share with performance requirements met on August 15, 2011.
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
The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission.
General
We are primarily focusing our attention now and in the future towards our recycling business. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We deliver all scrap ourselves or through third parties via truck, rail car, and/or barge. Some customers choose to send their own delivery trucks, which are weighed and loaded at one of our sites based on the sales order. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by shredding, sorting, shearing, cutting and/or baling. We will also continue to focus on initiating growth in our waste services business segment, which includes management services and waste and recycling equipment sales, service and leasing.
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
Liquidity and Capital Resources
As of March 31, 2012 we held cash and cash equivalents of $1.7 million. Included in the $1.7 million is a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of March 31, 2012, the balance in this account was $488.0 thousand. Other than this balance, our cash accounts are available to us without restriction.
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

In our Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.5 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio will increase to 4.25 to 1 for the period ending March 31, 2012. The Senior Leverage Ratio will then decrease to 3.5 to 1 for the periods ending June 30 and September 30, 2012 and decrease to 3.25 to 1 for the period ending December 31, 2012 and thereafter. The Senior Leverage Ratio will, in each quarter, be calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The other covenants will remain the same going forward. As of March 31, 2012, we were in compliance with all debt covenants. As of March 31, 2012, our ratio of debt to adjusted EBITDA was 3.52; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 1.8, and our capital expenditures totaled $164.4 thousand. As of March 31, 2012, we have $20.4 million available to us under our existing credit facilities.
We have long term debt comprised of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
	(in thousands)
Revolving line of credit	19,625	20,083
Notes payable	7,955	8,426
	$27,580	$28,509
We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs for the next year and beyond, assuming compliance with the covenants in our Credit Agreement or continued waivers thereof. As of March 31, 2012, we do not have any material commitments for capital expenditures.
Results of Operations
The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues:

	Three months ended
	March 31,
	2012	2011
Statements of Operations Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	94.0%	92.3%
Selling, general and administrative expenses	5.2%	3.7%
Income before other expenses	0.8%	4.0%
Three months ended March 31, 2012 compared to three months ended March 31, 2011
Total revenue decreased $44.7 million or 42.0% to $61.7 million in the first quarter of 2012 compared to $106.4 million in the same period in 2011. Recycling revenue decreased $44.6 million or 42.7% to $59.9 million in 2012 compared to $104.5 million in 2011. This is primarily due to a decrease of 30.4 million pounds, or 54.8%, in the volume of stainless steel materials shipments due to a decrease in worldwide stainless steel demand beginning in the second quarter of 2011. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased our sales orders received in both the second and third quarters of 2011. As demand began to recover, this customer increased sales orders in the fourth quarter of 2011 and again in the first quarter of 2012, but not to the levels seen in the first quarter of 2011. The volume of ferrous materials shipments also decreased by 14.3 thousand gross tons, or 25.0%, as compared to the same period in 2011. In 2012, sales to existing Recycling dealers decreased by approximately $42.7 million, or 43.7%, compared to the same period in 2011. New dealer sales in 2012 totaled approximately $5.0 million, while lost dealer sales totaled $5.9 million in the first quarter of 2011. In addition to the reduction in volume, total revenue was also affected by the decrease in overall average price for all commodities shipped by $209.00 per gross ton, or 19.6%. Specifically, average nickel prices on the London Metal Exchange decreased $3.31 per pound, or 27.1%, in the first quarter of 2012 as compared to the first quarter of 2011. Nickel is a key commodity used in stainless steel blends. These decreases were partially offset by an increase of 918.3 thousand pounds, or 11.8%, in the volume of nonferrous materials shipments.

Waste Services revenue decreased $154.0 thousand or 7.9% to $1,795.0 thousand in 2012 compared to $1,949.0 thousand in 2011 primarily due to lower cardboard prices in January and February of 2012 as compared to the same period in 2011, which lowered cardboard recycling revenue by $92.8 thousand. In general, the timing of services provided or equipment installed will cause fluctuations in this revenue between periods.
Total cost of goods sold decreased $40.2 million or 40.9% to $58.0 million in the first quarter of 2012 compared to $98.2 million for the same period in 2011. Recycling cost of goods sold decreased $40.1 million or 41.5% to $56.6 million in 2012 compared to $96.7 million for the same period in 2011. This decrease is primarily due to the decrease in the volume of stainless steel and ferrous materials shipments along with a decrease in the volume of stainless steel materials purchases of 19.0 million pounds, or 36.7%, and a decrease in the volume of ferrous materials purchases of 14.6 thousand gross tons, or 21.3%. Overall average price for all commodities purchased decreased $156.76, or 16.1%. Direct labor costs also decreased by $345.3 thousand, and repair and maintenance expenses decreased by $155.9 thousand. These decreases are partially offset by the increase in the volume of nonferrous materials shipments as noted above and an increase in the volume of nonferrous materials purchases of 3.8 million pounds, or 48.0%. Processing costs increased $89.4 thousand in 2012 as compared to 2011.
Waste Services cost of goods sold decreased $134.0 thousand or 9.0% to $1,356.0 thousand in 2012 compared to $1,490.0 thousand in 2011 primarily due to the timing of third party haulers' services provided and their invoices received along with the decrease in cardboard prices mentioned above.
Selling, general and administrative expenses decreased $0.7 million or 17.9% to $3.2 million in the first quarter of 2012 compared to $3.9 million in the same period in 2011. As a percentage of revenue, selling, general and administrative expenses were 5.2% in 2012 compared to 3.7% in 2011. The primary driver of the decrease in total expenses was a decrease in bonus expense of $513.4 thousand.
Additional decreases include the following:

•	A decrease in management fees, directors' fees, and consulting fees of $152.8 thousand;

•	A decrease in property taxes, license taxes and fees of $84.6 thousand;

•	A decrease in legal expenses of $69.6 thousand;

•	A decrease in fuel, lubricant, and hauling expenses of $69.4 thousand;

•	A decrease in repair and maintenance expenses of $62.5 thousand; and

•	A decrease in operating supplies expenses of $59.4 thousand.
These decreases were partially offset by an increase in labor expenses of $277.3 thousand, of which $211.3 thousand relates to a provision for termination and severance expenses in the first quarter of 2012.
Other expense decreased $367.9 thousand to other expense of $462.6 thousand in the first quarter of 2012 compared to other expense of $830.5 thousand in the same period in 2011. This was primarily due to a decrease in interest expense of $401.7 thousand due to lower debt levels in 2012, partially offset by a decrease in the gain on sale of assets of $30.6 thousand.
The income tax provision decreased $1.3 million to $5.7 thousand in the first quarter of 2012 compared to $1.3 million in the same period in 2011 due to the decreased net income reported in 2012. The effective tax rates in 2012 and 2011 were 40.7% and 37.0%, respectively, based on federal and state statutory rates. Beginning in the first quarter of 2011, we were able to take advantage of the Domestic Production Activities Deduction available to US-based manufacturing companies.
Financial condition at March 31, 2012 compared to December 31, 2011
Cash and cash equivalents decreased $520.4 thousand to $1,746.7 thousand as of March 31, 2012 compared to $2,267.1 thousand as of December 31, 2011.
Net cash from operating activities was $542.3 thousand for the three month period ended March 31, 2012. The net cash from operating activities is primarily due to an increase in accounts payable of $4,699.6 thousand and a decrease in income tax receivable of $1,521.0 thousand, partially offset by increases in inventories of $5,831.8 thousand and accounts receivable of $302.7 thousand and a decrease of $515.3 thousand in deferred income taxes. The increases in inventory, accounts receivable and accounts payable relate to the increase in demand for stainless steel and other nickel-based scrap metal since year end, which increased overall sales and purchasing activity in the first quarter. Accounts receivable and payable balances are also affected by the timing of shipments, receipts, and payments throughout the quarter.

We used net cash from investing activities of $133.3 thousand for the three month period ended March 31, 2012. In the first quarter of 2012, we used $18.2 thousand for building improvements. We purchased recycling and rental fleet equipment and office equipment of $146.2 thousand. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, waste edge monitors, and balers. It is our intention to continue to pursue this market. We received $20.0 thousand from sales of our rental fleet compactors.
Net cash used in financing activities was $929.4 thousand for the three month period ended March 31, 2012. In the first quarter of 2012, we made payments on debt obligations of $1,799.4 thousand, and received $870.0 thousand in proceeds from debt.
Accounts receivable trade increased $0.3 million or 1.7% to $17.5 million as of March 31, 2012 compared to $17.2 million as of December 31, 2011. The volume of stainless steel materials shipments increased 5.7 million pounds, or 29.7%, and the volume nonferrous materials shipments increased 505.2 thousand pounds, or 6.1%, in the first quarter of 2012 as compared to the fourth quarter of 2011. The volume of ferrous materials shipments decreased by 112.0 gross tons, or 0.3% in this same period. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $5.9 million or 31.9% to $24.4 million as of March 31, 2012 compared to $18.5 million as of December 31, 2011. The increase in shipments in the first quarter of 2012 required an increase in purchasing activity to supply the sales demand. The volume of stainless steel materials, ferrous materials, and nonferrous materials purchases increased by 16.9 million pounds, or 107.4%, 8.6 thousand gross tons, or 18.9%, and 439.2 thousand pounds, or 3.9%, respectively, in the first quarter of 2012 as compared to the fourth quarter of 2011. Increased demand also put pressure on metal prices as well causing the overall average price of all commodities purchased to increase by $107.39, or 15.2%, during this time period.
Inventory aging for the period ended March 31, 2012 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$16,810	$1,788	$446	$3,543	$22,587
Replacement parts	1,654	—	—	—	1,654
Waste equipment machinery	—	12	—	43	55
Other	80	—	—	—	80
Total	$18,544	$1,800	$446	$3,586	$24,376

Inventory aging for the period ended December 31, 2011 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$11,160	$1,475	$424	$3,760	$16,819
Replacement parts	1,623	—	—	—	1,623
Waste equipment machinery	—	—	—	39	39
Other	63	—	—	—	63
Total	$12,846	$1,475	$424	$3,799	$18,544

Inventory in the “Over 90 days” category as of March 31, 2012 and December 31, 2011 includes several materials that were bought in bulk that had intrinsic values for stainless steel blends. We purchased these materials in anticipation of continued high demand for stainless steel shipments as well as other specialty metal shipments. These materials are low value items that can only be used in limited quantities. If demand increases, these items will be slowly worked out of the system. Inventory controls have been put into place to assure proper turnover ratios.
Accounts payable trade increased $4.7 million or 43.9% to $15.4 million as of March 31, 2012 compared to $10.7 million as of December 31, 2011, primarily due to increased purchasing activity in the first quarter of 2012 as compared to the fourth quarter of 2011, noted above, and the timing of payments made to our vendors.

Working capital decreased $0.6 million to $28.8 million as of March 31, 2012 compared to $29.4 million as of December 31, 2011. The decrease was primarily driven by the $4.7 million increase in accounts payable, along with a $1.5 million decrease in income tax receivable and a $0.5 million decrease in cash. These decreases were partially offset by the $5.8 million increase in inventories and the $0.3 million increase in accounts receivable.
Contractual Obligations
The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2012.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$27,580	$1,769	$25,798	$13	$—
Operating lease obligations (1)	940	568	252	120	—
Total	$28,520	$2,337	$26,050	$133	$—

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

We subleased the Lexington property to an unaffiliated third party for a term commencing on March 1, 2007 and ending January 31, 2012 for $4.5 thousand per month. We leased this property from an unrelated party for $4.5 thousand per month. The lease terminated February 10, 2012.

We also lease office space in Dallas, Texas for which monthly payments of $1.0 thousand are due through September 2012.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the interest rate swaps, for which changes in value are accounted for in other comprehensive income.
Long-term debt, including the current portions thereof, decreased $0.9 million to $27.6 million as of March 31, 2012 compared to $28.5 million as of December 31, 2011.
Impact of Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board ("FASB") issued ASU 2011-08, an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, the quarter ending March 31, 2012 for us, and early adoption was permitted. The adoption of ASU 2011-08 did not have a material impact on our Condensed Consolidated Financial Statements.
In June 2011, the FASB issued ASU 2011-05, which is an update to Topic 220, “Comprehensive Income.” This update eliminates the option of presenting the components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires consecutive presentation of the statement of net income and other comprehensive income and requires reclassification adjustments from other comprehensive income to net income to be shown on the financial statements. ASU 2011-05 is effective for all interim and annual reporting periods beginning after December 15, 2011, the quarter ending March 31, 2012 for us. However, in December 2011, the FASB issued ASU 2011-12, which has deferred the specific requirement within ASU 2011-05 to present on the face of the financial statements items that are reclassified from accumulated other comprehensive income to net income separately with their respective components of net income and other comprehensive income. Entities should continue to report reclassifications out of accumulated comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. As ASU 2011-05 relates only to the presentation of Comprehensive Income, the adoption of such did not have a material impact on our Condensed Consolidated Financial Statements.
In May 2011, the FASB issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011, the quarter ending March 31, 2012 for us, and are to be applied prospectively. Early application was not permitted. The adoption of ASU 2011-04 did not have a material impact on our Condensed Consolidated Financial Statements.
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
Based on our average anticipated borrowings under our credit agreements in fiscal 2012, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, with a corresponding change in cash flows.
We entered into three interest rate swap agreements with BB&T swapping variable rates for fixed rates in a previous year. The first swap agreement covers $4.6 million in debt, commenced April 7, 2009, and matures on April 7, 2014. The second swap agreement covers approximately $2.0 million in debt, commenced October 15, 2008, and matures on May 7, 2013. The third swap agreement covers approximately $443.7 thousand in debt, commenced October 22, 2008, and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At March 31, 2012, we recorded the estimated fair value of the liability related to the three swaps as approximately $434.1 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of March 31, 2012, the balance in this account was $488.0 thousand.
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
ITEM 4: CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2012, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b) Changes to internal control over financial reporting
There were no changes in ISA’s internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We have litigation from time to time, including employment-related claims, none of which we currently believe to be material.
Item 1A. Risk Factors.
We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission on March 7, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On January 3, 2011, we issued 45.0 thousand shares of our common stock to Brian Donaghy, our President and COO. These shares were granted pursuant to a performance based stock plan authorized on April 1, 2010, at a grant date fair value of $11.93 per share with performance requirements met on December 31, 2010. The issuance of shares to Mr. Donaghy was a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
On January 3, 2011, we issued 15.0 thousand shares of our common stock to Terry Hancock, our former General Manager. These shares were granted pursuant to a performance based stock plan authorized on April 1, 2010, at a grant date fair value of $11.93 per share with performance requirements met on December 31, 2010. The issuance of shares to Mr. Hancock was a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
On January 3, 2011, we issued 300 shares of our common stock to Liam Randall, our IT consultant, at a grant date fair value of $12.98 per share. These shares were non-performance based awards. The issuance of shares to Mr. Randall was a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
On January 3, 2011, we issued 300 shares of our common stock to Karin Jackson, our accounting consultant, at a grant date fair value of $12.98 per share. These shares were non-performance based awards. The issuance of shares to Ms. Jackson was a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
On April 9, 2012, we issued 3.8 thousand shares of our common stock to Daniel Gascoyne, our former Executive Vice-President of Recycling.  These shares were granted pursuant to a performance based stock plan authorized on August 13, 2010, at a grant date fair value of $15.98 per share with performance requirements met on August 15, 2011.  The issuance of shares to Mr. Gascoyne was a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
Beginning November 17, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our common stock at current market prices. This program has no termination date. No shares were repurchased in 2012, 2011, 2010 or 2009. In 2008, we repurchased 83,411 shares. Prior to 2008, we repurchased 83,264 shares.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs
Mar-08	29,630	$5.5215	112,893	187,107
Jun-08	14,781	$7.6113	127,674	172,326
Sept-08	39,000	$6.5268	166,674	133,326

Item 3. Defaults upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
None.
Item 6. Exhibits.
See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	May 8, 2012	/s/ Harry Kletter
Chairman and Chief Executive Officer

(Principal Executive Officer)
Date:	May 8, 2012	/s/ Robert D. Coleman
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended March 31, 2012.
31.2	Rule 13a-14(a) Certification of Robert D. Coleman for the Form 10-Q for the quarter ended March 31, 2012.
32.1	Section 1350 Certification of Harry Kletter and Robert D. Coleman for the Form 10-Q for the quarter ended March 31, 2012.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.