Form 10-Q
period 2012-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2012-08-14
CIK 4187

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2012: 6,944,267
.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$2,575	$2,267
Income tax receivable	886	3,967
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2012 and 2011)	13,837	17,191
Net investment in sales-type leases	21	40
Inventories	27,555	18,544
Deferred income taxes	368	411
Prepaid expenses	296	328
Employee loans	5	6
Total current assets	45,543	42,754
Net property and equipment	25,417	26,199
Other assets
Notes receivable – related party	23	45
Goodwill	6,840	6,840
Intangible assets, net	4,650	5,025
Deposits	274	107
Total other assets	11,787	12,017
Total assets	$82,747	$80,970

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2012	December 31, 2011
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$1,715	$1,821
Accounts payable	14,407	10,681
Interest rate swap agreements liability	371	484
Other current liabilities	447	331
Total current liabilities	16,940	13,317
Long-term liabilities
Long-term debt	27,350	26,688
Deferred income taxes	1,984	3,406
Total long-term liabilities	29,334	30,094
Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized, 7,192,479 shares issued in 2012 and 2011, 6,944,267 and 6,940,517 shares outstanding in 2012 and 2011, respectively	24	24
Additional paid-in capital	18,210	18,131
Retained earnings	18,826	20,057
Accumulated other comprehensive loss	(230)	(290)
Treasury stock at cost, 248,212 and 251,962 shares in 2012 and 2011, respectively	(357)	(363)
Total shareholders’ equity	36,473	37,559
Total liabilities and shareholders’ equity	$82,747	$80,970

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
	(in thousands, except per share information)
Revenue from services	$1,023	$1,290
Revenue from product sales	48,829	63,772
Total revenue	49,852	65,062
Cost of goods sold for services	944	1,006
Cost of goods sold for product sales	47,340	59,612
Total cost of goods sold	48,284	60,618
Provision for employee terminations and severances	17	—
Other selling, general and administrative expenses	2,950	2,735
Total selling, general and administrative expenses	2,967	2,735
(Loss) income before other income (expense)	(1,399)	1,709
Other income (expense)
Interest expense	(455)	(633)
Interest income	3	5
Gain on sale of assets	16	92
Provision for lawsuit settlement	—	(175)
Other loss, net	—	(502)
Total other expense	(436)	(1,213)
(Loss) income before income taxes	(1,835)	496
Income tax (benefit) provision	(596)	183
Net (loss) income	(1,239)	313
Basic (loss) earnings per share	$(0.18)	$0.05
Diluted (loss) earnings per share	$(0.18)	$0.05
Weighted shares outstanding:
Basic	6,944	6,790
Diluted	6,944	6,825

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
	(in thousands, except per share information)
Revenue from services	$2,308	$2,661
Revenue from product sales	109,222	168,802
Total revenue	111,530	171,463
Cost of goods sold for services	2,137	2,283
Cost of goods sold for product sales	104,138	156,528
Total cost of goods sold	106,275	158,811
Provision for employee terminations and severances	228	—
Other selling, general, and administrative expenses	5,949	6,673
Total selling, general and administrative expenses	6,177	6,673
(Loss) income before other income (expense)	(922)	5,979
Other income (expense)
Interest expense	(940)	(1,518)
Interest income	6	11
Gain on sale of assets	35	141
Provision for lawsuit settlement	—	(175)
Other loss, net	—	(502)
Total other expense	(899)	(2,043)
(Loss) income before income taxes	(1,821)	3,936
Income tax (benefit) provision	(590)	1,456
Net (loss) income	$(1,231)	$2,480
Basic (loss) earnings per share	$(0.18)	$0.36
Diluted (loss) earnings per share	$(0.18)	$0.36
Weighted shares outstanding:
Basic	6,942	6,913
Diluted	6,942	6,953

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
	(in thousands)
Net (loss) income	$(1,239)	$313

Other comprehensive income:
Unrealized income (loss) on derivative instruments, net of tax	17	(7)

Comprehensive (loss) income	$(1,222)	$306

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
	(in thousands)
Net (loss) income	$(1,231)	$2,480

Other comprehensive income:
Unrealized income on derivative instruments, net of tax	60	43

Comprehensive (loss) income	$(1,171)	$2,523

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2012
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Cost
(in thousands, except share information)
Balance as of December 31, 2011	7,192,479	$24	$18,131	$20,057	$(290)	(251,962)	$(363)	$37,559
Net unrealized income on derivative instruments, net of tax	—	—	—	—	60	—	—	60
Stock/options bonuses	—	—	79	—	—	3,750	6	85
Net loss	—	—	—	(1,231)	—	—	—	(1,231)
Balance as of June 30, 2012	7,192,479	$24	$18,210	$18,826	$(230)	(248,212)	$(357)	$36,473

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(1,231)	$2,480
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,236	2,255
Stock expense - bonuses and options	84	495
Deferred income taxes	(1,431)	—
Gain on sale of property and equipment	(35)	(141)
Change in assets and liability
Receivables	3,354	7,281
Net investment in sales-type leases	19	16
Inventories	(9,011)	145
Income tax receivable	3,081	—
Other assets	(134)	(1,732)
Accounts payable	3,536	(6,385)
Accrued bonuses	—	(946)
Income tax payable	—	456
Other current liabilities	116	71
Net cash from operating activities	584	3,995
Cash flows from investing activities
Proceeds from sale of property and equipment	36	154
Purchases of property and equipment	(547)	(895)
Construction in progress	(343)	—
Deposits on equipment	—	(260)
Payments from related party	22	21
Net cash used in investing activities	(832)	(980)
Cash flows from financing activities
Payments on long-term debt	(946)	(3,916)
Proceeds from long-term debt	1,502	517
Net cash from (used in) financing activities	556	(3,399)
Net increase (decrease) in cash	308	(384)
Cash at beginning of year	2,267	2,468
Cash at end of period	$2,575	$2,084
Supplemental disclosure of cash flow information:
Cash paid for interest	$871	$1,206
Cash tax refund received	2,548	—
Cash paid for taxes	308	1,000
Supplemental disclosure of noncash investing and financing activities
Equipment accrual	190	—

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP for non-governmental entities. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2012 and the results of our operations and changes in our cash flow for the periods ended June 30, 2012 and 2011. Results of operations for the period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2011 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission.
Estimates
In preparing the condensed consolidated financial statements in accordance with U. S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates associated with annual goodwill impairment tests, estimates of deferred income tax assets and liabilities, estimates of inventory balances, and estimates of stock option values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.
Restatements and Reclassifications
We have reclassified certain income statement items within the accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements for the prior year in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income.
Fair Value
We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of cash and cash equivalents and derivative instruments. Long-term debt is carried at cost, and the fair value is disclosed herein. In addition, we measure certain assets, such as goodwill and other long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at June 30, 2012 (in thousands):

Assets	Level 1	Level 2	Total
Cash and cash equivalents	$2,575	$—	$2,575
Liabilities
Long-term debt	$—	$(29,065)	$(29,065)
Derivative contract - interest rate swap	—	(371)	(371)
We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the three month and six month periods ended June 30, 2012. For Level 3 assets, goodwill is subject to impairment analysis each year end under Phase I of the ASC guidance. We hired an independent third party to evaluate Level 3 assets for impairment as of December 31, 2011. No impairment adjustment was necessary.
Stock Option Plan
We provide compensation benefits by granting stock options to employees and directors. The exercise price of each option is equal to the market price of our stock on the date of grant. The maximum term of the option is 5 years. We recognize share-based compensation expense for the fair value of the awards, as estimated using the Modified Black-Scholes-Merton Model, on the date granted on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations.

There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. We estimate expected volatility based on traded option volatility of the our stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the our long-term incentive plan and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of stock-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

As of May 15, 2012, we awarded options to purchase 30.0 thousand shares of our stock each to our three new directors for a total of 90.0 thousand shares at a per share exercise price of $4.94, the fair value as of the grant date. As of June 30, 2012, the unrecognized stock-based compensation cost related to non-vested option awards was $129.5 thousand and such amount will be recognized in operations over the vesting period of 1 year. Stock compensation charged to operations was $24.0 thousand as of June 30, 2012. We did not charge any stock compensation to operations as of June 30, 2011.

See also Note 10 - "Long Term Incentive Plan" in these Notes to Consolidated Financial Statements for additional information regarding the Long Term Incentive Plan.
Factoring fees
We have included factoring fees with interest expense. These fees were previously recorded as discounts taken and totaled $101.4 thousand and $312.5 thousand for the year-to-date periods ending June 30, 2012 and 2011, respectively.

Subsequent Events
We have evaluated the period from June 30, 2012 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and the following event was identified:
On August 13, 2012, Industrial Services of America, Inc. and ISA Indiana, Inc. (the “Companies”) entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (the “Credit Agreement”), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the “April Amendment”), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the “November Amendment”), and the Third Amendment to Credit Agreement dated as of March 2, 2012 (the “Third Amendment”) as follows. The Fourth Amendment decreased our maximum revolving commitment by $10.0 million to $30.0 million and extended the maturity date of both the revolving credit facility and the term loan from July 31, 2013 to October 31, 2013. The Fourth Amendment also provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending June 30, 2012. The Fourth Amendment changed our covenant to maintain a ratio of debt to adjusted EBITDA (the "Senior Leverage Ratio") from 3.50 to 1 in the third quarter of 2012 to 4.75 to 1 in the third quarter of 2012. The ratio in the fourth quarter of 2012 and thereafter remains at 3.25 to 1. The Fourth Amendment also changed our covenant to maintain a ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled payment of principal (the "Fixed Charge Coverage Ratio") from not less than 1.2 to 1 to not less than 1.0 to 1 for the third quarter of 2012, and to not less than 1.5 to 1 for the fourth quarter of 2012. For every test period thereafter, it will return to not less than 1.2 to 1. The Fourth Amendment also increased the interest rate for both the revolving credit facility and the term loan by fifty basis points (0.50%) to 3.50% and 3.75%, respectively. The rate will decrease by twenty-five basis points (0.25%) if the Companies achieve a Senior Leverage Ratio of 3.50 to 1 or below beginning with the quarter ending September 30, 2012. In addition, the Companies also agreed to perform other customary commitments and pay a fee of $25.0 thousand to the Bank. All other terms of the Credit Agreement and previous Amendments remain in effect. See also Note 4 - "Long Term Debt and Notes Payable" in these Notes to Consolidated Financial Statements for additional information regarding the Fourth Amendment.

NOTE 2 – CHANGE IN ESTIMATE

As of June 2012, the Company adopted a new method for estimating residual value amounts for automotive vehicle parts and appliances held in inventory. The new method was adopted due to the ongoing evaluation of our experience with the materials produced from our shredder operations. This change in estimate provides a more accurate value of these residual values in inventory and was applied prospectively in accordance with FASB ASC 250, “Accounting Changes and Error Corrections.” The impact of this change resulted in an increase in the cost of goods sold of $352.1 thousand for the six month period ended June 30, 2012.

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
We have the following intangible assets as of June 30, 2012:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets	(in thousands)
Venture Metals, LLC trade name	$730	$(292)	$438
Non-compete agreements	620	(248)	372
Venture Metals, LLC customer list	4,800	(960)	3,840
Total intangible assets	$6,150	$(1,500)	$4,650
We amortize the trade name and non-compete agreements using a method that reflects the pattern in which the economic benefits are consumed or otherwise used over a 5-year life as stated in the agreements. We amortize the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $375.0 thousand for the six month periods ending June 30, 2012 and 2011.
As of June 30, 2012, we expect amortization expense for these assets for the next five fiscal years and thereafter to be as follows:

	Balance -		Balance -
Year	Beginning of Year	Amortization	End of Year
(in thousands)
2012	$5,025	$(750)	$4,275
2013	4,275	(750)	3,525
2014	3,525	(750)	2,775
2015	2,775	(615)	2,160
2016	2,160	(480)	1,680
Thereafter	1,680	(1,680)	—

NOTE 4 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

On August 13, 2012, Industrial Services of America, Inc. and ISA Indiana, Inc. (the “Companies”) entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (the “Credit Agreement”), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the “April Amendment”), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the “November Amendment”), and the Third Amendment to Credit Agreement dated as of March 2, 2012 (the “Third Amendment”) as follows. The Fourth Amendment decreased our maximum revolving commitment by $10.0 million to $30.0 million and extended the maturity date of both the revolving credit facility and the term loan from July 31, 2013 to October 31, 2013. The Fourth Amendment also provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending June 30, 2012. The Fourth Amendment changed our covenant to maintain a ratio of debt to adjusted EBITDA (the "Senior Leverage Ratio") from 3.50 to 1 in the third quarter of 2012 to 4.75 to 1 in the third quarter of 2012. The ratio in the fourth quarter of 2012 and thereafter remains at 3.25 to 1. The Fourth Amendment also changed our covenant to maintain a ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled payment of principal (the "Fixed Charge Coverage Ratio") from not less than 1.2 to 1 to not less than 1.0 to 1 for the third quarter of 2012, and to not less than 1.5 to 1 for the fourth quarter of 2012. For every test period thereafter, it will return to not less than 1.2 to 1. The Fourth Amendment also increased the interest rate for both the revolving credit facility and the term loan by fifty basis points (0.50%) to 3.50% and 3.75%, respectively. The rate will decrease by twenty-five basis points (0.25%) if the Companies achieve a Senior Leverage Ratio of 3.50 to 1 or below beginning with the quarter ending September 30, 2012. In addition, the Companies also agreed to perform other customary commitments and pay a fee of $25.0 thousand to the Bank. All other terms of the Credit Agreement and previous Amendments remain in effect.

On March 2, 2012, the Companies entered into the Third Amendment with the Bank which amended the Credit Agreement, including the April Amendment and the November Amendment, as follows. The Third Amendment redefines the calculation period for the purpose of measuring compliance with the Senior Leverage Ratio and the Fixed Charge Coverage Ratio of not less than 1.20 to 1 such that each ratio will be calculated quarterly for the period beginning January 1, 2012 through the end of each quarter of 2012. Prior to the Third Amendment, the ratios were calculated on a rolling 12 month basis. The Third Amendment also changed the Senior Leverage Ratio from 3.50 to 1 in the original Credit Agreement to (i) 4.25 to 1 in the first quarter of 2012, (ii) 3.50 to 1 in the second and third quarter of 2012, and (iii) 3.25 to 1 in the fourth quarter of 2012 and thereafter. The Third Amendment also increased the unused line fee by 0.25% to 0.75% and provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending December 31, 2011. In addition, the Companies also agreed to perform other customary commitments and pay a fee of $10.0 thousand to the Bank.

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

Under the original Credit Agreement, we were permitted to borrow via a revolving credit facility the lesser of $40.0 million or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $17.0 million. Eligible accounts are generally those receivables that are less than 90 days from the invoice date. As security for the revolving credit facility, we provided the Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with an $8.8 million term loan, entered into to replace several notes payable with another bank. Proceeds of the original revolving credit facility in the amount of $33.4 million were used to repay the outstanding principal balance of prior obligations with another bank.  We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory.

With respect to the revolving credit facility, as of June 30, 2012, the interest rate was the one month LIBOR plus two hundred fifty basis points (2.50%) per annum, adjusted monthly on the first day of each month. As of June 30, 2012, the interest rate was 3.00%. We also pay a fee of 0.75% on the unused portion. As of June 30, 2012 the revolving credit facility expired on July 31, 2013. Pursuant to the Fourth Amendment, the interest rate was raised by fifty basis points 0.50%) and the revolving credit facility expiration date was extended to October 31, 2013. As of June 30, 2012, the outstanding balance on the revolving line of credit was $21.6 million.

The $8.8 million term loan provides for an interest rate that is twenty-five basis points (0.25%) higher than the interest rate for the revolving credit facility, which is 3.25% as of June 30, 2012. Principal and interest is payable monthly in 36 consecutive installments of approximately $125.0 thousand. The first such payment commenced September 1, 2010. As of June 30, 2012, the final payment of the then-unpaid balance became due and payable in full on July 31, 2013.  Pursuant to the Fourth Amendment, the interest rate was raised by fifty basis points (0.50%) and the final payment becomes due and payable in full on October 31, 2013. In addition, we will make an annual payment equal to 25% of (i) our adjusted EBITDA, minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company's prior fiscal year.  Based on 2011 operating results, no annual payment was required in 2012 for the 2011 fiscal year. The next annual payment will be due on April 30, 2013 (or earlier, upon completion of the Company's financial statements for the fiscal year ending December 31, 2012). Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of June 30, 2012, the outstanding balance on the term loan was $6.4 million.

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

In our Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ending March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ending June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ending September 30, 2012 and will decrease to 3.25 to 1 for the period ending December 31, 2012 and thereafter. The Senior Leverage Ratio will, in each quarter, be calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The other covenants will remain the same going forward. As of June 30, 2012, we were not in compliance with the covenants in (i) and (ii) above. As of June 30, 2012, our ratio of debt to adjusted EBITDA was 6.59; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 0.43. As of June 30, 2012, capital expenditures totaled $889.9 thousand, which includes $342.9 thousand in construction in progress. We received a waiver from the bank for the quarter ending June 30, 2012 for failing to meet the ratio requirements for covenants (i) and (ii) above. As of June 30, 2012, we have $18.4 million available to us under our existing credit facilities.

On April 12, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “April Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is five and sixty-eight hundredths percent (5.68%). Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payment commenced on the 20th day of May, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, comes due on or before April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the April Note. As of June 30, 2012, the outstanding balance of this loan was $160.3 thousand.

On August 9, 2011, we entered into a Loan and Security Agreement (the "August Agreement") with the Bank pursuant to which the Bank agreed to loan the Company funds pursuant to a Promissory Note (the "August Note") in the amount of $115.0 thousand for the purpose of purchasing operating equipment.  The interest rate is 5.95%.  Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015.  As security for the August Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of June 30, 2012, the outstanding balance of this loan was $93.1 thousand.

On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is equal to five and two tenths percent (5.20%) per annum. Principal and interest is payable monthly in 48 consecutive equal installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the October Note, we provided Fifth Third Bank a first priority security interest in the equipment purchased with the proceeds. As of June 30, 2012, the outstanding balance on the October Note was $802.4 thousand.

On August 2, 2007, we entered into an asset purchase agreement for $1.3 million funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20.0 thousand per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100.0 thousand cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1.0 million with an outstanding balance at June 30, 2012 of $39.6 thousand.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $4.5 million in debt, commenced April 7, 2009, and matures on April 7, 2014. The second swap agreement covers approximately $2.0 million in debt, commenced October 15, 2008, and matures on May 7, 2013. The third swap agreement covers approximately $429.9 thousand in debt, commenced October 22, 2008, and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At June 30, 2012, we recorded the estimated fair value of the liability related to the three swaps at approximately $371.3 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of June 30, 2012, the balance in this account was $438.0 thousand.

Our long term debt as of June 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
	(Unaudited)
	(in thousands)
Revolving credit facility of $40.0 million with Fifth Third Bank. See above description for additional details.	$21,585	$20,083
Note payable to Fifth Third Bank in the amount of $8.8 million secured by our rental fleet equipment, our shredder system assets, and a crane. See above description for additional details.	6,385	7,015
Note payable to Fifth Third Bank in the amount of $1.3 million secured by equipment purchased with the proceeds. See above description for additional details.	802	962
Loan and Security Agreement payable to Fifth Third Bank in the amount of $226.9 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	160	187
Note payable to Fifth Third Bank in the amount of $115.0 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	93	106
Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20.0 thousand per month for 60 months at a seven percent (7.0%) interest rate. The maturity date under this agreement is August 2012.	40	156
	29,065	28,509
Less current maturities	1,715	1,821
	$27,350	$26,688

The annual maturities of long term debt (in thousands) as of June 30, 2012 are as follows:

2012	$1,715
2013	27,148
2014	197
2015	5
Thereafter	—
Total	$29,065

NOTE 5 – SEGMENT INFORMATION
Our operations include two primary segments: Recycling and Waste Services.
The Company’s two reportable segments are determined by the products and services that each offers. The Recycling segment generates its revenues based on buying and selling of ferrous, non-ferrous, including stainless steel, automobile parts, and fiber scrap. Waste Services’ revenues consist of charges to customers for waste disposal services and equipment sales and lease income. The components of the column labeled “other” are selling, general and administrative expenses that are not directly related to the two primary segments.
We evaluate segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

FOR THE SIX MONTHS ENDED JUNE 30, 2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$108,118	$—	$—	$108,118
Equipment sales, service and leasing revenues	—	1,104	—	1,104
Management fees	—	2,308	—	2,308
Cost of goods sold	(103,792)	(2,483)	—	(106,275)
Selling, general, and administrative expenses	(3,643)	(376)	(2,158)	$(6,177)
Segment profit (loss)	$683	$553	$(2,158)	$(922)
Segment assets	$72,116	$1,832	$8,799	$82,747

FOR THE SIX MONTHS ENDED June 30, 2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$167,637	$—	$—	$167,637
Equipment sales, service and leasing revenues	—	1,165	—	1,165
Management fees	—	2,661	—	2,661
Cost of goods sold	(156,103)	(2,708)	—	(158,811)
Selling, general, and administrative expenses	(4,524)	(385)	(1,764)	(6,673)
Segment profit (loss)	$7,010	$733	$(1,764)	$5,979
Segment assets	$88,689	$2,179	$8,066	$98,934

FOR THE THREE MONTHS ENDED JUNE 30, 2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$48,236	$—	$—	$48,236
Equipment sales, service and leasing revenues	—	593	—	593
Management fees	—	1,023	—	1,023
Cost of goods sold	(47,158)	(1,126)	—	(48,284)
Selling, general, and administrative expenses	(1,831)	(193)	(943)	(2,967)
Segment profit (loss)	$(753)	$297	$(943)	$(1,399)
Segment assets	$72,116	$1,832	$8,799	$82,747

FOR THE THREE MONTHS ENDED JUNE 30, 2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$63,185	$—	$—	$63,185
Equipment sales, service and leasing revenues	—	587	—	587
Management fees	—	1,290	—	1,290
Cost of goods sold	(59,400)	(1,218)	—	(60,618)
Selling, general, and administrative expenses	(2,203)	(191)	(341)	(2,735)
Segment profit (loss)	$1,582	$468	$(341)	$1,709
Segment assets	$88,689	$2,179	$8,066	$98,934

NOTE 6 – INVENTORIES
Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, scrap metals and are valued at the lower of average purchased cost or market using the specific identification method based on individual scrap commodities. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. We record the loss in cost of goods sold in the period during which we identified the loss.
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
As of June 2012, the Company adopted a new method for estimating residual value amounts for automotive vehicle parts and appliances held in inventory. The new method was adopted due to the ongoing evaluation of our experience with the materials produced from our shredder operations. This change in estimate provides a more accurate value of these residual values in inventory and was applied prospectively in accordance with FASB ASC 250, “Accounting Changes and Error Corrections.” The impact of this change resulted in an increase in the cost of goods sold of $352.1 thousand for the six month period ended June 30, 2012.
Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Replacement parts included in inventory are depreciated over a one-year life. Other inventory includes fuel, cardboard and baling wire.
Inventories as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012				December 31, 2011
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$23,260	$1,199	$1,275	$25,734	$14,633	$1,409	$777	$16,819
Waste equipment machinery	—	85	—	85	—	39	—	39
Other	—	69	—	69	—	63	—	63
Total inventories for sale	23,260	1,353	1,275	25,888	14,633	1,511	777	16,921
Replacement parts	1,667	—	—	1,667	1,623	—	—	1,623
Total inventories	$24,927	$1,353	$1,275	$27,555	$16,256	$1,511	$777	$18,544

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
We lease a lot in Louisville, Kentucky for a term commencing in March 2012 and ending in February 2016. The monthly payment amount from March 2012 through February 2014 is $3.5 thousand. The monthly payment amount then increases to $3.8 thousand for the remaining term.
Future minimum lease payments for operating leases in thousands as of June 30, 2012 are as follows:

2012	$441
2013	168
2014	171
2015	134
2016	8
Thereafter	—
Future minimum lease payments	$922
Total rent expense for the six months ended June 30, 2012 and 2011 was $472.7 thousand and $557.2 thousand, respectively.

NOTE 8 - PROVISION FOR EMPLOYEE TERMINATIONS AND SEVERANCES

In the six month period ended June 30, 2012, the Company accrued $228.4 thousand for expenses related to employee terminations and severances.

NOTE 9 – PER SHARE DATA
The computation for basic and diluted (loss) earnings per share is as follows:
Six months ended June 30, 2012 compared to six months ended June 30, 2011:

	2012	2011
	(in thousands, except per share information)
Basic (loss) earnings per share
Net (loss) income	$(1,231)	$2,480
Weighted average shares outstanding	6,942	6,913
Basic (loss) earnings per share	$(0.18)	$0.36
Diluted (loss) earnings per share
Net (loss) income	$(1,231)	$2,480
Weighted average shares outstanding	6,942	6,913
Add dilutive effect of assumed exercising of stock options	—	40
Diluted weighted average shares outstanding	6,942	6,953
Diluted (loss) earnings per share	$(0.18)	$0.36

Three months ended June 30, 2012 compared to three months ended June 30, 2011:

	2012	2011
	(in thousands, except per share information)
Basic (loss) earnings per share
Net (loss) income	$(1,239)	$313
Weighted average shares outstanding	6,944	6,790
Basic (loss) earnings per share	$(0.18)	$0.05
Diluted (loss) earnings per share
Net (loss) income	$(1,239)	$313
Weighted average shares outstanding	6,944	6,790
Add dilutive effect of assumed exercising of stock options	—	35
Diluted weighted average shares outstanding	6,944	6,825
Diluted (loss) earnings per share	$(0.18)	$0.05

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
The Company uses the Modified Black-Scholes-Merton option-pricing model to value the Company's stock options for each stock option award. Using this option-pricing model, the fair value of each stock option award is estimated on the date of grant. The fair value of the Company's stock option awards, which are generally subject to pro-rata vesting annually over one year, is expensed on a straight-line basis over the vesting period of the stock options. The expected volatility assumption is based on traded options volatility of the Company's stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company's stock option plans and represents the period of time that stock option awards granted are expected to be outstanding. The expected term assumption incorporates the contractual term of an option grant, which is five years, as well as the vesting period of an award, which is generally pro-rata vesting annually over one year. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted.

The Company recognizes stock-based compensation costs, net of estimated forfeitures, for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based on its historical experience. Treasury shares are issued for exercised options. The Company does not expect to repurchase any additional shares within the following annual period to accommodate the exercise of outstanding stock options.

The weighted average assumptions relating to the valuation of the Company's stock options awarded in May, 2012 is shown below. No stock options were granted during 2011.

2012
Weighted average grant-date fair value of grants per option	$1.71
Volatility	52.8%
Risk-free interest rate	2.5%
Expected life	2.5 years
Expected dividend yield	0.0%

The following table presents a summary of the Company's stock option activity:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011 (vested)	90	$4.23	3.5 years	$1.05
Granted	—	—	—	—
Outstanding at December 31, 2011	90	$4.23	2.5 years	$1.05
Granted (nonvested)	90	4.94	5 years	1.71
Outstanding at June 30, 2012	180	$4.59	3.4 years	$1.38
Vested and expected to vest in the future at June 30, 2012	180
Exercisable at June 30, 2012	90	$4.23	2 years	$1.05
Available for grant at June 30, 2012	2,095

As of July 1, 2009, we awarded options to purchase 30.0 thousand shares of our stock each to our three independent directors for a total of 90.0 thousand shares at a per share exercise price of $4.23. We recorded expense related to these stock options of $95.1 thousand in 2009. These options are outstanding as of June 30, 2012. As of May 15, 2012, we awarded options to purchase 30.0 thousand shares of our stock each to our three new directors for a total of 90.0 thousand shares at a per share exercise price of $4.94, the fair value as of the grant date. We recorded expense related to these stock options of $24.0 thousand for the quarter ended June 30, 2012. See Note 1 - "Summary of Significant Accounting Policies" of these Consolidated Financial Statements for additional information on the stock option plan.
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
Liquidity and Capital Resources
As of June 30, 2012 we held cash and cash equivalents of $2.6 million. Included in the $2.6 million is a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of June 30, 2012, the balance in this account was $438.0 thousand. Other than this balance, our cash accounts are available to us without restriction.
On August 13, 2012, Industrial Services of America, Inc. and ISA Indiana, Inc. (the “Companies”) entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (the “Credit Agreement”), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the “April Amendment”), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the “November Amendment”), and the Third Amendment to Credit Agreement dated as of March 2, 2012 (the “Third Amendment”) as follows. The Fourth Amendment decreased our maximum revolving commitment by $10.0 million to $30.0 million and extended the maturity date of both the revolving credit facility and the term loan from July 31, 2013 to October 31, 2013. The Fourth Amendment also provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending June 30, 2012. The Fourth Amendment changed our covenant to maintain a ratio of debt to adjusted EBITDA (the "Senior Leverage Ratio") from 3.50 to 1 in the third quarter of 2012 to 4.75 to 1 in the third quarter of 2012. The ratio in the fourth quarter of 2012 and thereafter remains at 3.25 to 1. The Fourth Amendment also changed our covenant to maintain a ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled payment of principal (the "Fixed Charge Coverage Ratio") from not less than 1.2 to 1 to not less than 1.0 to 1 for the third quarter of 2012, and to not less than 1.5 to 1 for the fourth quarter of 2012. For every test period thereafter, it will return to not less than 1.2 to 1. The Fourth Amendment also increased the interest rate for both the revolving credit facility and the term loan by fifty basis points (0.50%) to 3.50% and 3.75%, respectively. The rate will decrease by twenty-five basis points (0.25%) if the Companies achieve a Senior Leverage Ratio of 3.50 to 1 or below beginning with the quarter ending September 30, 2012. In addition, the Companies also agreed to perform other customary commitments and pay a fee of $25.0 thousand to the Bank. All other terms of the Credit Agreement and previous Amendments remain in effect. See also Note

4 - "Long Term Debt and Notes Payable" in these Notes to Consolidated Financial Statements for additional information regarding the Fourth Amendment.

On March 2, 2012, the Companies entered into the Third Amendment with the Bank which amended the Credit Agreement, including the April Amendment and the November Amendment, as follows. The Third Amendment redefines the calculation period for the purpose of measuring compliance with the Senior Leverage Ratio and the Fixed Charge Coverage Ratio of not less than 1.20 to 1 such that each ratio will be calculated quarterly for the period beginning January 1, 2012 through the end of each quarter of 2012. Prior to the Third Amendment, the ratios were calculated on a rolling 12 month basis. The Third Amendment also changed the Senior Leverage Ratio from 3.50 to 1 in the original Credit Agreement to (i) 4.25 to 1 in the first quarter of 2012, (ii) 3.50 to 1 in the second and third quarter of 2012, and (iii) 3.25 to 1 in the fourth quarter of 2012 and thereafter. The Third Amendment also increased the unused line fee by 0.25% to 0.75% and provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending December 31, 2011. In addition, the Companies also agreed to perform other customary commitments and pay a fee of $10.0 thousand to the Bank.

In our Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ending March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ending June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ending September 30, 2012 and will decrease to 3.25 to 1 for the period ending December 31, 2012 and thereafter. The Senior Leverage Ratio will, in each quarter, be calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The other covenants will remain the same going forward. As of June 30, 2012, we were not in compliance with the covenants in (i) and (ii) above. As of June 30, 2012, our ratio of debt to adjusted EBITDA was 6.59; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 0.43. As of June 30, 2012, capital expenditures totaled $889.9 thousand, which includes $342.9 thousand in construction in progress. We received a waiver from the bank for the quarter ending June 30, 2012 for failing to meet the ratio requirements for covenants (i) and (ii) above. As of June 30, 2012, we have $18.4 million available to us under our existing credit facilities.
We have long term debt comprised of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)
	(in thousands)
Revolving line of credit	21,585	20,083
Notes payable	7,480	8,426
	$29,065	$28,509

Pursuant to the Fourth Amendment, our revolving credit facility was reduced to $30.0 million. This revolving credit facility expires and the $8.8 million term loan becomes due and payable in full on October 31, 2013. We intend to restructure these credit arrangements to extend the maturity date beyond a one-year period prior to December 31, 2012.
We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs for the next year and beyond, assuming compliance with the covenants in our Credit Agreement or continued waivers thereof and restructuring of the arrangements beyond a one-year period, as mentioned above. As of June 30, 2012, we do not have any material commitments for capital expenditures.

Results of Operations
The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues:

	Six months ended
	June 30,
	2012	2011
Statements of Operations Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	95.3%	92.6%
Selling, general and administrative expenses	5.5%	3.9%
Income before other expenses	(0.8)%	3.5%
Six months ended June 30, 2012 compared to six months ended June 30, 2011
Total revenue decreased $60.0 million or 35.0% to $111.5 million in the six month period ended June 30, 2012 as compared to $171.5 million in the same period in 2011. Recycling revenue decreased $59.5 million or 35.5% to $108.1 million in the six month period ended June 30, 2012 compared to $167.6 million in the same period in 2011. This is primarily due to a decrease of 32.3 million pounds, or 42.9%, in the volume of stainless steel materials shipments due to a continued decrease in worldwide stainless steel demand beginning in the second quarter of 2011. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased our sales orders received in both the second and third quarters of 2011. As demand began to recover, this customer increased sales orders in the fourth quarter of 2011 and again in the first quarter of 2012. Demand in the second quarter of 2012 slowed again, causing another decrease in sales orders from this customer during this time period. The volume of ferrous materials shipments also decreased by 22.3 thousand gross tons, or 20.2%, as compared to the same period in 2011. While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the six month period ended June 30, 2012, sales to comparable Recycling scrap buyers decreased by approximately $59.0 million, or 35.3%, as compared to the same period in 2011. New and competitively priced, intermittent scrap buyers sales totaled approximately $8.4 million in the six month period ended June 30, 2012. Sales during this period in 2011 to intermittent scrap buyers with non-competitive prices in 2012 totaled $9.9 million. In addition to the reduction in volume, total revenue was also affected by the decrease in overall average price for all commodities shipped by $184.04 per gross ton, or 18.7%. Specifically, average nickel prices on the London Metal Exchange decreased $3.30 per pound, or 28.5%, for the six month period ended June 30, 2012 as compared to average nickel prices for the same period in 2011. Nickel is a key commodity used in stainless steel blends. These decreases were partially offset by an increase of 2.4 million pounds, or 16.6%, in the volume of nonferrous materials shipments.
Waste Services revenue decreased $0.4 million or 10.5% to $3.4 million in the six month period ended June 30, 2012 compared to $3.8 million in the same period in 2011 primarily due to lower average cardboard prices in these time frames, which lowered cardboard recycling revenue by $186.5 thousand. The average cardboard price was $20.00 per ton lower in the six month period ended June 30, 2012 compared to the same period in 2011. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services revenue between periods. Also, for industrial customers, recycling volumes and prices for similar commodities decreased by 267.6 thousand pounds or 3.0% and $0.03 per pound or 17.0%, respectively, in this period in 2012 as compared to the same period in 2011. The recycling revenue generated for these customers is originally paid to Waste Services from Recycling. This revenue is then passed on to the customer as an off-setting expense for Waste Services cost of sales, which causes a decrease in Waste Services cost of sales when comparing the same periods of 2012 and 2011, as described below.
Total cost of goods sold decreased $52.5 million or 33.1% to $106.3 million in the period ended June 30, 2012 as compared to $158.8 million for the same period in 2011. Recycling cost of goods sold decreased $52.3 million or 33.5% to $103.8 million in the six month period ended June 30, 2012 as compared to $156.1 million for the same period in 2011. This decrease is primarily due to the decrease in the volume of stainless steel and ferrous materials shipments along with a decrease in the volume of stainless steel materials purchases of 16.3 million pounds, or 23.7%, and a decrease in the volume of ferrous materials purchases of 32.2 thousand gross tons, or 23.6%. Overall average price for all commodities purchased decreased $73.26, or 8.8%. Direct labor costs also decreased by $644.1 thousand due to two manager level employees leaving the Company, fewer average employees on weekly payroll in 2012 as compared to 2011, and decreased production due to the continued decline in market demand for stainless steel and other metals. These factors caused decreases in overtime expense of $220.0 thousand, contract labor expense of $167.3 thousand, maintenance labor expense of $103.9 thousand, and other labor expense of $152.9 thousand.

Other decreases in cost of goods sold include the following:

•	A decrease in repair and maintenance expenses of $333.8 thousand;

•	A decrease in hauling, fuel and lubricant expenses of $142.1 thousand;

•	A decrease in depreciation expense of $55.9 thousand;

•	A decrease in utilities of $49.7 thousand; and

•	A decrease in lease and rent expense of $47.9 thousand.

These decreases are partially offset by the increase in the volume of nonferrous materials shipments as noted above and an increase in the volume of nonferrous materials purchases of 2.1 million pounds, or 11.0%. Processing costs increased $178.0 thousand or 13.4% in the period ended June 30, 2012 as compared to the same period in 2011.
Waste Services cost of goods sold decreased $0.2 million or 7.4% to $2.5 million in the six month period ended June 30, 2012 compared to $2.7 million in the same period in 2011. We often use third party haulers to meet customers' Waste Services needs. We then pay these third party providers and in turn invoice our customers for these amounts. The decrease above was primarily due to the timing of these third party haulers' services provided and their invoices received, the decrease in industrial customers' recycling volumes and prices mentioned above, along with the decrease in cardboard prices mentioned above.
Selling, general and administrative expenses decreased $0.5 million or 7.5% to $6.2 million in the period ended June 30, 2012 compared to $6.7 million in the same period in 2011. As a percentage of revenue, selling, general and administrative expenses were 5.5% in 2012 compared to 3.9% in 2011. The primary driver of the decrease in selling, general and administrative expenses was a decrease in management fees, directors' fees, and consulting fees of $263.3 thousand.
Additional decreases include the following:

•	A decrease in legal expenses of $146.7 thousand;

•	A decrease in operating supplies expenses of $118.7 thousand;

•	A decrease in repair and maintenance expenses of $106.8 thousand;

•	A decrease in fuel, lubricant, and hauling expenses of $103.3 thousand; and

•	A decrease in property taxes, license taxes and fees of $93.0 thousand.
These decreases were partially offset by an increase in labor expenses of $325.9 thousand, of which $228.4 thousand relates to a provision for termination and severance expenses in the six month period ended June 30, 2012.
Other expense decreased $1.1 million to $0.9 million in the period ending June 30, 2012 as compared to other expense of $2.0 million in the same period in 2011. This was primarily due to a decrease in interest expense of $579.0 thousand due to lower debt levels in 2012. Other expense also decreased by $501.6 thousand due to purchase contract termination fees paid in 2011 that were not taken in 2012. Additionally, an accrual for a legal settlement of $175.0 thousand paid in 2011 was not necessary in 2012. These decreases were partially offset by a decrease in the gain on sale of assets of $106.4 thousand.
The income tax provision decreased $2.1 million to a benefit of $0.6 million in the period ended June 30, 2012 compared to an expense of $1.5 million in the same period in 2011 due to the decreased net income reported in 2012. The effective tax rates in 2012 and 2011 were 32.4% and 37.0%, respectively, based on federal and state statutory rates. Beginning in the first quarter of 2011, we were able to take advantage of the Domestic Production Activities Deduction available to US-based manufacturing companies. In the second quarter of 2012, we had an additional tax expense of approximately $77.0 primarily due to a prior year correction of the state and city returns.
Three months ended June 30, 2012 compared to three months ended June 30, 2011
Total revenue decreased $15.2 million or 23.3% to $49.9 million in the second quarter of 2012 compared to $65.1 million in the same period in 2011. Recycling revenue decreased $15.0 million or 23.7% to $48.2 million in 2012 compared to $63.2 million in 2011. This is primarily due to a decrease of 1.9 million pounds, or 9.4%, in the volume of stainless steel materials shipments due to a decrease in worldwide stainless steel demand beginning in the second quarter of 2011. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased our sales orders received in both the second and third quarters of 2011. As demand began to recover, this customer increased sales orders in the fourth quarter of 2011 and again in the first quarter of 2012. Demand in the second quarter of 2012 slowed again, causing another decrease in sales orders from this customer during this time period. The volume of ferrous and nonferrous materials shipments also decreased by 18.4 thousand gross tons, or 29.0%, and 2.9 million pound, or 26.0%, respectively, as compared to the same period in 2011. While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In 2012, sales to comparable Recycling scrap buyers decreased by approximately $15.3 million, or 24.1%, compared to the same period in 2011. New and competitively priced, intermittent scrap buyers sales in the second quarter of 2012 totaled approximately $5.1 million. Sales during this period in 2011 to intermittent scrap buyers with non-competitive prices in 2012 totaled $7.7 million. In addition to the reduction in volume, total revenue was also affected by the decrease in overall average price for all commodities shipped by $32.75 per gross ton, or 4.2%. Specifically, average nickel prices on the London Metal Exchange decreased $3.18 per pound, or 29.0%, in the second quarter of 2012 as compared to average nickel prices for the same period of 2011. Nickel is a key commodity used in stainless steel blends.
Waste Services revenue decreased $0.3 million or 15.8% to $1.6 million in the second quarter of 2012 compared to $1.9 million in the same period in 2011 primarily due to lower cardboard prices in the three month period ended June 30, 2012 as compared to the same period in 2011, which lowered cardboard recycling revenue by $93.8 thousand. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services revenue between periods. Also, for industrial customers, recycling volumes and prices for similar commodities decreased by 418.8 thousand pounds or 9.3% and $0.04 per pound or 25.9%, respectively, in this period in 2012 as compared to the same period in 2011. The recycling revenue generated for these customers is originally paid to Waste Services from Recycling. This revenue is then passed on to the customer as an off-setting expense for Waste Services cost of sales, which causes a decrease in Waste Services cost of sales when comparing the same periods of 2012 and 2011, as described below.
Total cost of goods sold decreased $12.3 million or 20.3% to $48.3 million in the second quarter of 2012 compared to $60.6 million for the same period in 2011. Recycling cost of goods sold decreased $12.2 million or 20.5% to $47.2 million in 2012 compared to $59.4 million for the same period in 2011. This decrease is primarily due to the decrease in the volume of stainless steel, ferrous and nonferrous materials shipments along with a decrease in the volume of ferrous and nonferrous materials purchases of 17.6 thousand gross tons, or 26.1%, and 1.7 million pounds, or 15.5%, respectively. Direct labor costs also decreased by $298.7 thousand, along with a decrease in repair and maintenance expenses of $178.0 thousand, and a decrease in hauling, fuel and lubricant expense of $105.2 thousand. These decreases are partially offset by the increase in stainless steel materials purchases of 3.3 million pounds, or 19.1%. In 2012, the Company broadened its customer base, began brokered sales, and began building blends for specialty mills. Inventory levels in the beginning of the second quarter in 2012 were lower than the 2011 levels during the same period; however, the future expected sales orders were higher at the end of the second quarter of 2012 than at the end of the second quarter of 2011. Thus, the Company increased purchases in the second quarter of 2012 to meet the inventory needs of current and future sales orders. Overall average price for all commodities purchased also increased $33.14, or 4.9%. Processing costs increased $88.5 thousand or 15.4% in the three month period ended June 30, 2012 as compared to June 30, 2011.
Waste Services cost of goods sold decreased $0.1 million or 8.3% to $1.1 million in the second quarter of 2012 compared to $1.2 million in same period in 2011. We often use third party haulers to meet customers' Waste Services needs. We then pay these third party providers and in turn invoice our customers for these amounts. The decrease above was primarily due to the timing of these third party haulers' services provided and their invoices received, the decrease in industrial customers' recycling volumes and prices mentioned above, and the decrease in cardboard prices mentioned above.
Selling, general and administrative expenses increased $0.3 million or 11.1% to $3.0 million in the second quarter of 2012 compared to $2.7 million in the same period in 2011. As a percentage of revenue, selling, general and administrative expenses were 6.0% in 2012 compared to 4.2% in 2011. The primary driver of the increase in selling, general and administrative expenses was an increase in bonus expense of $502.7 thousand due to two manager level employees leaving the Company in April, 2011. The accrual for their bonuses was reversed in the second quarter of 2011. Employment-related taxes increased by $58.1 thousand primarily due to a state unemployment tax refund received in June 2011 that was not applicable in 2012. The payroll processor had withheld this tax at a rate higher than required in the first quarter of 2011. Tax rates in 2012 were correct. Labor expenses also increased by $48.6 thousand primarily due to the replacement of several employees who left the Company in the second quarter of 2011 or were not on the payroll at all in the second quarter of 2011 but their replacements are on the payroll in the second quarter of 2012. Stock options expense increased by $24.0 thousand due to the stock options granted to the three new directors in May 2012.
These increases were partially offset by the following:

•	A decrease in management fees, directors' fees, and consulting fees of $110.5 thousand;

•	A decrease in legal fees of $77.1 thousand;

•	A decrease in operating supplies expense of $59.3 thousand;

•	A decrease in repairs and maintenance expense of $44.3 thousand;

•	A decrease in hauling, fuel and lubricants expenses of $33.8 thousand;

•	A decrease in property taxes, licenses and fees of $25.3 thousand;

•	A decrease in utilities and telephone expenses of $21.2 thousand; and

•	A decrease in lease and rent expense of $21.0 thousand.
Other expense decreased $0.8 million to $0.4 million in the second quarter of 2012 compared to other expense of $1.2 million in the same period in 2011. This was primarily due to the purchase contract termination fees of $501.6 thousand paid in the second quarter of 2011 that did not take place in 2012. Interest expense also decreased by $177.5 thousand due to lower debt levels in 2012 and the accrual for a legal settlement of $175.0 thousand paid in 2011 was not applicable in 2012. These decreases in other expense were partially offset by a decrease in the gain on sale of assets of $75.7 thousand.
The income tax provision decreased $0.8 million to a benefit of $0.6 million in the second quarter of 2012 compared to $0.2 million in expense in the same period in 2011 due to the decreased net income reported in 2012. The effective tax rates in 2012 and 2011 were 32.5% and 37.0%, respectively, based on federal and state statutory rates. Beginning in the first quarter of 2011, we were able to take advantage of the Domestic Production Activities Deduction available to US-based manufacturing companies. In the second quarter of 2012, we had an additional tax expense of approximately $77.0 thousand primarily due to a prior year correction for the state and city returns.
Financial condition at June 30, 2012 compared to December 31, 2011
Cash and cash equivalents increased $0.3 million to $2.6 million as of June 30, 2012 compared to $2.3 million as of December 31, 2011.
Net cash from operating activities was $0.6 million for the six month period ended June 30, 2012. The net cash from operating activities is primarily due to an increase in accounts payable of $3.5 million (this amount is net of the increase in the equipment accrual of $0.2 million), a decrease in accounts receivable of $3.4 million, and a decrease in income tax receivable of $3.1 million, partially offset by an increase in inventories of $9.0 million and a decrease of $1.4 million in deferred income taxes. In 2012, the Company broadened its customer base, added brokered sales, and began building blends for specialty mills. Primarily due to these factors, purchase volumes of stainless steel and other nickel-based scrap increased 4.9 million pounds or 31.2% in the quarter ended June 30, 2012 as compared to the quarter ended December 31, 2011. This increase in purchasing caused the increase in inventory and accounts payable balances. The decrease in accounts receivable relates to the decrease in shipping volumes of stainless steel materials of 1.4 million pounds or 7.2% in the quarter ended June 30, 2012 as compared to the quarter ended December 31, 2011. We received tax refunds of $2.5 million during the six month period ended June 30, 2012. No refunds were received during this period in 2011. Accounts receivable and payable balances are also affected by the timing of shipments, receipts, and payments throughout the quarter.
We used net cash in investing activities of $0.8 million for the six month period ended June 30, 2012. In the first six months of 2012, we used $42.6 thousand for road and building improvements. We purchased recycling and rental fleet equipment and office equipment of $482.1 thousand. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors and balers. It is our intention to continue to pursue this market. We spent $22.5 thousand on vehicle improvements. We spent $342.7 thousand for construction in progress. We received $36.2 thousand from sales of our rental fleet compactors and $22.4 thousand in payments from related parties.
Net cash from financing activities was $0.6 million for the six month period ended June 30, 2012. In the period ended June 30, 2012, we made payments on debt obligations of $0.9 million and received $1.5 million in proceeds from debt.
Accounts receivable trade decreased $3.4 million or 19.8% to $13.8 million as of June 30, 2012 compared to $17.2 million as of December 31, 2011. The volume of stainless steel materials shipments decreased 1.4 million pounds, or 7.2%. The volume of non ferrous materials shipments decreased by 23.4 thousand pounds, or 0.3%, in the second quarter of 2012 as compared to the fourth quarter of 2011. These decreases were partially offset by an increase in the volume of ferrous materials shipments of 1.9 thousand gross tons, or 4.5%. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $9.0 million or 48.6% to $27.5 million as of June 30, 2012 compared to $18.5 million as of December 31, 2011. In 2012, the Company broadened its customer base, began brokered sales, and began building blends for specialty mills. Inventory levels in the beginning of the second quarter in 2012 were lower than the 2011 levels; however, the future expected sales orders were higher at the end of the second quarter of 2012 than at the end of the second quarter of 2011. Thus, the Company increased purchases in the second quarter of 2012 to meet the inventory needs of current and future sales orders. The volume of stainless steel materials purchases increased by 4.9 million pounds, or 31.2% in the second quarter of 2012 as compared to the fourth quarter of 2011. The overall average price of all commodities purchased increased by $8.39 per gross ton, or 1.2%, during this time period.
Inventory aging for the period ended June 30, 2012 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$18,469	$1,489	$1,205	$4,573	$25,736
Replacement parts	1,665	—	—	—	1,665
Waste equipment machinery	—	30	—	55	85
Other	69	—	—	—	69
Total	$20,203	$1,519	$1,205	$4,628	$27,555

Inventory aging for the period ended December 31, 2011 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$11,160	$1,475	$424	$3,760	$16,819
Replacement parts	1,623	—	—	—	1,623
Waste equipment machinery	—	—	—	39	39
Other	63	—	—	—	63
Total	$12,846	$1,475	$424	$3,799	$18,544

Inventory in the “Over 90 days” category as of June 30, 2012 and December 31, 2011 includes several materials that were bought in bulk that had intrinsic values for stainless steel blends. We purchased the bulk materials in anticipation of continued high demand for stainless steel shipments as well as other specialty metal shipments. These materials are low value items that can only be used in limited quantities. If demand increases, these items will be slowly worked out of the system. Inventory controls have been put into place to assure proper turnover ratios. Inventory in this category as of June 30, 2012 also includes vehicle inventory held for use in the third quarter.
Accounts payable trade increased $3.7 million or 34.6% to $14.4 million as of June 30, 2012 compared to $10.7 million as of December 31, 2011, primarily due to increased purchasing activity in the second quarter of 2012 as compared to the fourth quarter of 2011, noted above, and the timing of payments made to our vendors. The equipment accrual also increased $0.2 million during this period.
Working capital decreased $0.8 million to $28.6 million as of June 30, 2012 compared to $29.4 million as of December 31, 2011. The decrease was driven by the the $3.7 million increase in accounts payable, the $3.4 million decrease in accounts receivable, and the $3.1 million decrease in income tax receivable. These decreases were partially offset by $9.0 million increase in inventories, the $0.3 million increase in cash, and the $0.1 million decrease in current maturities of long term debt.

Contractual Obligations
The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2012.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$29,065	$1,715	$27,345	$5	$—
Operating lease obligations (1)	922	441	339	142	—
Total	$29,987	$2,156	$27,684	$147	$—

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

We lease a lot in Louisville, Kentucky for a term commencing in March 2012 and ending in February 2016. The monthly payment amount from March 2012 through February 2014 is $3.5 thousand. The monthly payment amount then increases to $3.8 thousand for the remaining term.

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
Long-term debt, including the current portions thereof, increased $0.6 million to $29.1 million as of June 30, 2012 compared to $28.5 million as of December 31, 2011.

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
We entered into three interest rate swap agreements with BB&T swapping variable rates for fixed rates in a previous year. The first swap agreement covers $4.5 million in debt, commenced April 7, 2009, and matures on April 7, 2014. The second swap agreement covers approximately $2.0 million in debt, commenced October 15, 2008, and matures on May 7, 2013. The third swap agreement covers approximately $429.9 thousand in debt, commenced October 22, 2008, and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At June 30, 2012, we recorded the estimated fair value of the liability related to the three swaps as approximately $371.3 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of June 30, 2012, the balance in this account was $438.0 thousand.
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

ITEM 4: CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2012, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.
(b) Changes to internal control over financial reporting
There were no changes in ISA’s internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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
On May 15, 2012, we awarded options to purchase 30.0 thousand shares of our stock each to our three new directors (Dr. David Russell, Ms. Francesca Scarito, and Mr. Alan Gildenberg) for a total of 90.0 thousand shares at a per share exercise price of $4.94. We recorded expense related to these stock options of $24.0 thousand for the quarter ending June 30, 2012. The vesting period of these options is 1 year. The maximum term of the options is 5 years. See Note 1 - "Summary of Significant Accounting Policies" of these Consolidated Financial Statements for additional information on the stock option plan. The issuance of options to our new board members was a private offering exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.
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

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	August 14, 2012	/s/ Harry Kletter
Vice-Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2012	/s/ Alan Schroering
VP of Finance and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Fourth Amendment to Credit Agreement, dated August 13, 2012, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.
10.2	Exhibit D (Compliance Certificate) of Fourth Amendment to Credit Agreement, dated August 13, 2012 by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.
10.3	Amended and Restated Revolving Loan Note, dated August 13, 2012, by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank.
31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended June 30, 2012.
31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended June 30, 2012.
32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended June 30, 2012.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.