Form 10-Q
period 2012-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2012-11-14
CIK 4187

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2012: 6,944,267
.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2012	December 31, 2011
	(Unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$1,535	$2,267
Income tax receivable	1,088	3,967
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2012 and 2011)	9,906	17,191
Net investment in sales-type leases	—	40
Inventories	19,656	18,544
Deferred income taxes	389	411
Prepaid expenses	295	328
Employee loans	5	6
Total current assets	32,874	42,754
Net property and equipment	25,050	26,199
Other assets
Notes receivable – related party	12	45
Goodwill	6,840	6,840
Intangible assets, net	4,463	5,025
Deposits	333	107
Total other assets	11,648	12,017
Total assets	$69,572	$80,970

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2012	December 31, 2011
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$1,681	$1,821
Accounts payable	7,831	10,681
Interest rate swap liability	314	484
Commodity hedge liability	21	—
Other current liabilities	389	331
Total current liabilities	10,236	13,317
Long-term liabilities
Long-term debt	21,481	26,688
Deferred income taxes	2,191	3,406
Total long-term liabilities	23,672	30,094
Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized, 7,192,479 shares issued in 2012 and 2011, 6,944,267 and 6,940,517 shares outstanding in 2012 and 2011, respectively	24	24
Additional paid-in capital	18,245	18,131
Retained earnings	17,940	20,057
Accumulated other comprehensive loss	(188)	(290)
Treasury stock at cost, 248,212 and 251,962 shares in 2012 and 2011, respectively	(357)	(363)
Total shareholders’ equity	35,664	37,559
Total liabilities and shareholders’ equity	$69,572	$80,970

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue from services	$1,379	$1,403	$3,686	$4,064
Revenue from product sales	44,350	54,363	153,573	223,165
Total revenue	45,729	55,766	157,259	227,229
Cost of goods sold for services	1,196	1,300	3,333	3,583
Cost of goods sold for product sales	42,367	55,338	146,505	211,865
Inventory adjustment for lower of cost or market	—	3,441	—	3,441
Total cost of goods sold	43,563	60,079	149,838	218,889
Provision for employee terminations and severances	—	—	228	—
Other selling, general and administrative expenses	2,783	2,852	8,732	9,525
Total selling, general and administrative expenses	2,783	2,852	8,960	9,525
Loss before other income (expense)	(617)	(7,165)	(1,539)	(1,185)
Other income (expense)
Interest expense	(486)	(426)	(1,425)	(1,945)
Interest income	3	5	8	16
Gain (loss) on sale of assets	—	(30)	35	111
Provision for lawsuit settlement	—	—	—	(175)
Other gain (loss), net	—	19	—	(483)
Total other expense	(483)	(432)	(1,382)	(2,476)
Loss before income taxes	(1,100)	(7,597)	(2,921)	(3,661)
Income tax benefit	(214)	(3,061)	(804)	(1,605)
Net loss	$(886)	$(4,536)	$(2,117)	$(2,056)
Basic loss per share	$(0.13)	$(0.67)	$(0.30)	$(0.30)
Diluted loss per share	$(0.13)	$(0.67)	$(0.30)	$(0.30)
Weighted shares outstanding:
Basic	6,944	6,790	6,943	6,922
Diluted	6,944	6,790	6,943	6,922

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)		(in thousands)
Net loss	$(886)	$(4,536)	$(2,117)	$(2,056)

Other comprehensive income (loss):
Unrealized income (loss) on derivative instruments, net of tax	41	(27)	102	16

Comprehensive loss	$(845)	$(4,563)	$(2,015)	$(2,040)

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2012
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Cost
(in thousands, except share information)
Balance as of December 31, 2011	7,192,479	$24	$18,131	$20,057	$(290)	(251,962)	$(363)	$37,559
Unrealized income on derivative instruments, net of tax	—	—	—	—	102	—	—	102
Stock/options bonuses	—	—	114	—	—	3,750	6	120
Net loss	—	—	—	(2,117)	—	—	—	(2,117)
Balance as of September 30, 2012	7,192,479	$24	$18,245	$17,940	$(188)	(248,212)	$(357)	$35,664

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
	(in thousands)
Cash flows from operating activities
Net loss	$(2,117)	$(2,056)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,330	3,387
Inventory write-down	—	3,441
Stock expense - bonuses and options	120	495
Deferred income taxes	(1,261)	371
Gain on sale of property and equipment	(35)	(111)
Change in assets and liability
Receivables	7,284	(960)
Net investment in sales-type leases	40	24
Inventories	(1,112)	9,842
Income tax receivable	2,879	(3,177)
Other assets	(192)	(170)
Accounts payable	(2,881)	(5,759)
Accrued bonuses	—	(1,175)
Income tax payable	—	(2,909)
Other current liabilities	79	190
Net cash from operating activities	6,134	1,433
Cash flows from investing activities
Proceeds from sale of property and equipment	36	173
Purchases of property and equipment	(1,589)	(1,856)
Deposits on equipment	—	(367)
Payments from related party	34	32
Net cash used in investing activities	(1,519)	(2,018)
Cash flows from financing activities
Payments on long-term debt	(5,347)	(4,026)
Proceeds from long-term debt	—	5,180
Net cash (used in) from financing activities	(5,347)	1,154
Net (decrease) increase in cash	(732)	569
Cash at beginning of year	2,267	2,468
Cash at end of period	$1,535	$3,037
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,340	$1,632
Cash tax refund received	2,729	—
Cash paid for taxes	308	4,120
Supplemental disclosure of noncash investing and financing activities:
Equipment accrual	31	—

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles ("GAAP") for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP for non-governmental entities. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2012 and the results of our operations and changes in our cash flows for the periods ended September 30, 2012 and 2011. Results of operations for the period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2011 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2011 on file with the Securities and Exchange Commission.
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
Restatements and Reclassifications
We have reclassified certain income statement items within the accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements for the prior year in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income (loss).
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
Level 2 – Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Examples of level 2 financial instruments include commercial paper purchased from the State Street-administered asset-backed commercial paper conduits, various types of interest-rate and commodity-based derivative instruments, and various types of fixed-income investment securities. Pricing models are utilized to estimate fair value for certain financial assets and liabilities categorized in level 2.

Level 3 – Financial assets and liabilities with values based on prices or valuation techniques that require inputs that are both unobservable in the market and significant to the overall fair value measurement. These inputs reflect management’s judgment about the assumptions that a market participant would use in pricing the asset or liability, and are based on the best available information, some of which is internally developed. Examples of level 3 financial instruments include certain corporate debt with little or no market activity and a resulting lack of price transparency and goodwill.
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
We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at September 30, 2012 (in thousands):

Assets	Level 1	Level 2	Total
Cash and cash equivalents	$1,535	$—	$1,535
Liabilities
Long-term debt	$—	$(23,162)	$(23,162)
Derivative contract - commodity hedge	—	(21)	(21)
Derivative contract - interest rate swap	—	(314)	(314)
We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the three month and nine month periods ended September 30, 2012. For Level 3 assets, goodwill is subject to impairment analysis each year end under Phase I of the ASC guidance.
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

There are two significant inputs into the Black-Scholes option pricing model: expected volatility and expected term. We estimate expected volatility based on traded option volatility of our stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the our long-term incentive plan and represents the period of time that stock option awards granted are expected to be outstanding. The assumptions used in calculating the fair value of stock-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

As of May 15, 2012, we awarded options to purchase 30.0 thousand shares of our stock each to our three new directors for a total of 90.0 thousand shares at a per share exercise price of $4.94, the fair value as of the grant date. As of September 30, 2012, the unrecognized stock-based compensation cost related to non-vested option awards was $93.5 thousand and such amount is recognized in operations over the remaining vesting period of seven months, fifteen days. Stock compensation charged to operations relating to stock options was $60.0 thousand as of September 30, 2012. We did not charge any stock compensation to operations relating to stock options as of September 30, 2011.

See also Note 10 - "Long Term Incentive Plan" in these Notes to Consolidated Financial Statements for additional information regarding the Long Term Incentive Plan.

Derivatives and Hedging
We are exposed to market risk stemming from changes in metal commodity prices, specifically nickel, and interest rates.  In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange traded derivatives or over-the-counter derivatives with investment grade counter-parties.  Derivative financial instruments currently used by us consist of commodity futures, options and swap contracts. Derivative financial instruments are accounted for under the provisions of the FASB ASC 815 - Derivatives and Hedging.  Under these standards, derivatives are carried on the balance sheet at fair value.  If the derivative is designated as a fair value hedge, such as our commodity hedges, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, such as our interest rate swaps, the effective portions of changes in the fair value of the derivatives are recorded in other comprehensive income or loss and are recognized in the statement of operations when the hedged item affects earnings.  If the derivative is not designated as a hedge, changes in the fair value are recognized in other income or expense.  Ineffective portions of changes in the fair value of cash flow hedges are also recognized in gain or loss on derivative liabilities. Cash flows related to derivatives are included in operating activities.

See Note 4 - "Long Term Debt and Notes Payable to Bank" and Note 2 - "Derivative and Hedging Activities" in these Notes to Consolidated Financial Statements for additional information on the interest rate swap agreements and the commodity hedging contracts.
Factoring fees
We have included factoring fees within interest expense. Prior to 2012, these fees were previously recorded as discounts taken, a reduction in revenue, and totaled $183.5 thousand and $312.5 thousand for the year-to-date periods ending September 30, 2012 and 2011, respectively.
Subsequent Events
We have evaluated the period from September 30, 2012 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we identified the following event:
On November 14, 2012, we received a waiver from the bank for the quarter ended September 30, 2012 for failing to meet the ratio requirements for two covenants, as follows: (i) maintenance of a ratio of debt to adjusted EBITDA for the period beginning January 1, 2012 through the quarter ended September 30, 2012 of not more than 4.75 to 1, (ii) maintenance of a ratio of adjusted EBITDA for the period beginning January 1, 2012 through the quarter ended September 30, 2012 to aggregate cash payments of interest expense and scheduled payment of principal in that period of not less than 1.0 to 1. In connection with the waiver, our revolving line of credit will be reduced from $30.0 million to $25.0 million and we will be required to engage an outside financial consultant and pay a $25.0 thousand waiver fee. See Note 4 - "Long Term Debt and Notes Payable to Bank" in these Notes to Consolidated Financial Statements for additional information regarding our credit agreement and related covenants.

NOTE 2 - DERIVATIVE AND HEDGING ACTIVITES

From time to time we enter into derivative transactions to hedge our exposures to interest rate and commodity price fluctuations, the effect of which is to achieve more predictable cash flows and to reduce our exposure to fluctuations in commodities prices.
We entered into interest rate swaps in 2009. We entered into commodity hedges beginning in July 2012. We are authorized by the Board of Directors to hedge up to 50% of our nickel inventory. We do not enter into derivative transactions for trading purposes. Our principal use of derivative financial instruments is to manage commodity price risk.  We maintain a commodity-price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility.  For example, the blending of our metal products, specifically stainless steel, requires a significant volume of nickel.  Price fluctuations in nickel cause the actual purchase price of nickel to differ from anticipated prices.

To manage price risk related to nickel purchases and nickel inventory on-hand, we use nickel futures and options contracts that trade on regulated commodity exchanges to lock in our nickel costs. These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on nickel purchases and have been designated as fair value hedges. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (that is, nickel or other specific metals) in the same line item -cost of goods sold - as well as the offsetting loss or gain on the related commodity hedge. As of September 30, 2012, we did not record any gain or loss to cost of goods sold due to the commodity hedges or the related nickel due to immateriality, thus, there was no income statement impact.

As of September 30, 2012, the total pounds of our commodity hedge contracts were 26.5 thousand, or 2.4% of our nickel inventory, valued at $221.1 thousand. We did not have any commodity hedge contracts as of September 30, 2011.

The Company assesses the effectiveness of a commodity hedge contract based on changes in the contract's fair value.  The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items.  The amounts representing the ineffectiveness of these hedges are not expected to be significant. See also Note 1 - "Summary of Significant Accounting Policies" in these Notes to Consolidated Financial Statements for more information regarding the fair value of these derivative instruments and our accounting policy relating to them.

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
We have the following intangible assets as of September 30, 2012:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets	(in thousands)
Venture Metals, LLC trade name	$730	$(328)	$402
Non-compete agreements	620	(279)	341
Venture Metals, LLC customer list	4,800	(1,080)	3,720
Total intangible assets	$6,150	$(1,687)	$4,463
We amortize the trade name and non-compete agreements using a method that reflects the pattern in which the economic benefits are consumed or otherwise used over a 5-year life as stated in the agreements. We amortize the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $562.5 thousand for the nine month periods ending September 30, 2012 and 2011.
As of September 30, 2012, we expect amortization expense for these assets for the next five fiscal years and thereafter to be as follows:

	Balance -		Balance -
Year	Beginning of Year	Amortization	End of Year
	(in thousands)
2012	$5,025	$(750)	$4,275
2013	4,275	(750)	3,525
2014	3,525	(750)	2,775
2015	2,775	(615)	2,160
2016	2,160	(480)	1,680
Thereafter	1,680	(1,680)	—

NOTE 4 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

On August 13, 2012, Industrial Services of America, Inc. and ISA Indiana, Inc. (the “Companies”) entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (the “Credit Agreement”), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the “April Amendment”), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the “November Amendment”), and

the Third Amendment to Credit Agreement dated as of March 2, 2012 (the “Third Amendment”) as follows. The Fourth Amendment decreased our maximum revolving commitment by $10.0 million to $30.0 million and extended the maturity date of both the revolving credit facility and the term loan from July 31, 2013 to October 31, 2013. The Fourth Amendment also provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ended June 30, 2012. The Fourth Amendment changed our covenant to maintain a ratio of debt to adjusted EBITDA (the "Senior Leverage Ratio") from 3.50 to 1 in the third quarter of 2012 to 4.75 to 1 in the third quarter of 2012. The ratio in the fourth quarter of 2012 and thereafter remains at 3.25 to 1. The Fourth Amendment also changed our covenant to maintain a ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled payment of principal (the "Fixed Charge Coverage Ratio") from not less than 1.2 to 1 to not less than 1.0 to 1 for the third quarter of 2012, and to not less than 1.5 to 1 for the fourth quarter of 2012. For every test period thereafter, it will return to not less than 1.2 to 1. The Fourth Amendment also increased the interest rate for both the revolving credit facility and the term loan by fifty basis points (0.50%) to 3.50% and 3.75%, respectively. The rate was scheduled to decrease by twenty-five basis points (0.25%) if the Companies achieved a Senior Leverage Ratio of 3.50 to 1 or below beginning with the quarter ending September 30, 2012; however, we did not achieve this ratio. Accordingly the rate remained at the 3.50% and 3.75% rates for the revolving credit facility and the term loan, respectively. In addition, the Companies also agreed to perform other customary commitments and pay a fee of $25.0 thousand to the Bank. All other terms of the Credit Agreement and previous Amendments remain in effect.

On March 2, 2012, the Companies entered into the Third Amendment with the Bank which amended the Credit Agreement, including the April Amendment and the November Amendment as follows. The Third Amendment redefined the calculation period for the purpose of measuring compliance with the Senior Leverage Ratio and the Fixed Charge Coverage Ratio such that each ratio will be calculated quarterly for the period beginning January 1, 2012 through the end of each quarter of 2012. Prior to the Third Amendment, the ratios were calculated on a rolling 12 month basis. The Third Amendment also changed the Senior Leverage Ratio from 3.50 to 1 in the original Credit Agreement to (i) 4.25 to 1 in the first quarter of 2012, (ii) 3.50 to 1 in the second and third quarter of 2012, and (iii) 3.25 to 1 in the fourth quarter of 2012 and thereafter. The Third Amendment also increased the unused line fee by 0.25% to 0.75% and provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending December 31, 2011. In addition, the Companies also agreed to perform other customary commitments and pay a fee of $10.0 thousand to the Bank.

On April 14, 2011, the Companies entered into the April Amendment with the Bank which amended the Credit Agreement as follows. The April Amendment (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents. Under the April Amendment, the Companies were permitted to borrow the lesser of $45.0 million (the “Maximum Revolving Commitment”) or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $18.0 million.

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

With respect to the revolving credit facility, the interest rate is the one month LIBOR plus three hundred basis points (3.00%) per annum, adjusted monthly on the first day of each month. As of September 30, 2012, the interest rate was 3.50%. We also pay a fee of 0.75% on the unused portion. The revolving credit facility expires on October 31, 2013. As of September 30, 2012, the outstanding balance on the revolving line of credit was $16.1 million.

The $8.8 million term loan provides for an interest rate that is twenty-five basis points (0.25%) higher than the interest rate for the revolving credit facility, which is 3.75% as of September 30, 2012. Principal and interest is payable monthly in 36 consecutive installments of approximately $125.0 thousand. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on October 31, 2013.  In addition, we will make an annual payment equal to 25% of (i) our adjusted EBITDA, minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Companies' prior fiscal year.  Based on 2011 operating results, no annual payment was required in 2012 for the 2011 fiscal year. The next annual payment will be due on April 30, 2013 (or earlier, upon completion of the Companies' financial statements for the fiscal year ending December 31, 2012). Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of September 30, 2012, the outstanding balance on the term loan was $6.1 million.

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

In our original Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding twelve months of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ending March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ending June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ending September 30, 2012 and will decrease to 3.25 to 1 for the period ending December 31, 2012 and thereafter. The Senior Leverage Ratio will, in each quarter, be calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The other covenants will remain the same going forward. As of September 30, 2012, we were not in compliance with the covenants in (i) and (ii) above. As of September 30, 2012, our ratio of debt to adjusted EBITDA was 11.23; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was (0.19). We received a waiver from the bank for the quarter ended September 30, 2012 for failing to meet the ratio requirements for covenants (i) and (ii) above. In connection with the waiver, our revolving line of credit will be reduced from $30.0 million to $25.0 million and we will be required to engage an outside financial consultant and pay a $25.0 thousand waiver fee. As of September 30, 2012, capital expenditures totaled $1.6 million. As of September 30, 2012, we had $13.9 million available to us under our existing credit facilities.

On April 12, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to provide us with a Promissory Note (the “April Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is five and sixty-eight hundredths percent (5.68%). Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payment commenced on the 20th day of May, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, comes due on or before April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the April Note. As of September 30, 2012, the outstanding balance of this loan was $146.6 thousand.

On August 9, 2011, we entered into a Loan and Security Agreement (the "August Agreement") with the Bank pursuant to which the Bank agreed to loan us funds pursuant to a Promissory Note (the "August Note") in the amount of $115.0 thousand for the purpose of purchasing operating equipment.  The interest rate is 5.95%.  Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015.  As security for the August Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of September 30, 2012, the outstanding balance of this loan was $86.4 thousand.

On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is equal to five and two tenths percent (5.20%) per annum. Principal and interest is payable monthly in 48 consecutive equal installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the October Note, we provided Fifth Third Bank a first priority security interest in the equipment purchased with the proceeds. As of September 30, 2012, the outstanding balance on the October Note was $721.0 thousand.

On August 2, 2007, we entered into an asset purchase agreement for $1.3 million funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we pay $20.0 thousand per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflects a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100.0 thousand cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1.0 million and paid the loan in full in August of 2012.

We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $4.3 million in debt, commenced April 7, 2009, and matures on April 7, 2014. The second swap agreement covers approximately $1.9 million in debt, commenced October 15, 2008, and matures on May 7, 2013. The third swap agreement covers approximately $416.1 thousand in debt, commenced October 22, 2008, and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At September 30, 2012, we recorded the estimated fair value of the liability related to the three swaps at approximately $314.4 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional and forecasted amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of September 30, 2012, the balance in this account was $359.0 thousand.
Our long term debt as of September 30, 2012 and December 31, 2011 consisted of the following:

	2012	2011
	(Unaudited)
	(in thousands)
Revolving credit facility of $30.0 and $40.0 million in 2012 and 2011, respectively, with Fifth Third Bank. See above description for additional details.	$16,138	$20,083
Note payable to Fifth Third Bank in the amount of $8.8 million secured by rental fleet equipment, shredder system assets, and a crane. See above description for additional details.	6,070	7,015
Note payable to Fifth Third Bank in the amount of $1.3 million secured by equipment purchased with proceeds. See above description for additional details.	721	962
Loan and Security Agreement payable to Fifth Third Bank in the amount of $226.9 thousand secured by the equipment purchased with proceeds. See above description for additional details.	147	187
Note payable to Fifth Third Bank in the amount of $115.0 thousand secured by the equipment purchased with proceeds. See above description for additional details.	86	106
Note payable to ILS for various assets including tractor trailers, trucks and containers. The repayment terms are $20.0 thousand per month for 60 months at a seven percent (7.0%) interest rate. The maturity date under this agreement was August 2012.	—	156
	23,162	28,509
Less current maturities	1,681	1,821
	$21,481	$26,688

The annual maturities of long term debt (in thousands) as of September 30, 2012 are as follows:

2012	$1,681
2013	21,392
2014	89
Thereafter	—
Total	$23,162

NOTE 5 – SEGMENT INFORMATION
Our operations include two primary segments: Recycling and Waste Services.
On July 2, 2012, the Company opened the ISA Pick.Pull.Save used automobile yard, which is considered a new product line within the ISA Recycling Segment. The Company purchases automobiles for the yard through auctions, automobile purchase programs with various suppliers, and general scrap purchases. Retail customers locate and remove used parts for purchase from automobiles within the yard. Fuel, Freon, tires and certain core automobile parts are also sold to various vendors for additional revenue. All automobiles are shredded and sold as scrap metal after a specified time period in the yard.
The Company’s two reportable segments are determined by the products and services that each offers. The Recycling segment generates its revenues based on buying and selling of ferrous, non-ferrous, including stainless steel, scrap metals, automobile parts, and fiber scrap. Waste Services’ revenues consist of charges to customers for waste disposal services and equipment sales and lease income. The components of the column labeled “other” are selling, general and administrative expenses that are not directly related to the two primary segments.
We evaluate segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$151,991	$—	$—	$151,991
Equipment sales, service and leasing revenues	—	1,582	—	1,582
Management fees	—	3,686	—	3,686
Cost of goods and services sold	(146,017)	(3,821)	—	(149,838)
Selling, general, and administrative expenses	(4,752)	(586)	(3,622)	$(8,960)
Segment profit (loss)	$1,222	$861	$(3,622)	$(1,539)
Segment assets	$58,833	$1,854	$8,885	$69,572

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$221,516	$—	$—	$221,516
Equipment sales, service and leasing revenues	—	1,649	—	1,649
Management fees	—	4,064	—	4,064
Cost of goods and services sold	(211,268)	(4,180)	—	(215,448)
Inventory adjustment for lower of cost or market	(3,441)	—	—	(3,441)
Selling, general, and administrative expenses	(6,069)	(600)	(2,856)	(9,525)
Segment profit (loss)	$738	$933	$(2,856)	$(1,185)
Segment assets	$83,204	$2,046	$10,790	$96,040

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$43,873	$—	$—	$43,873
Equipment sales, service and leasing revenues	—	477	—	477
Management fees	—	1,379	—	1,379
Cost of goods and services sold	(42,225)	(1,338)	—	(43,563)
Selling, general, and administrative expenses	(1,506)	(210)	(1,067)	(2,783)
Segment (loss) profit	$142	$308	$(1,067)	$(617)
Segment assets	$58,833	$1,854	$8,885	$69,572

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$53,879	$—	$—	$53,879
Equipment sales, service and leasing revenues	—	484	—	484
Management fees	—	1,403	—	1,403
Cost of goods and services sold	(55,166)	(1,472)	—	(56,638)
Inventory adjustment for lower of cost or market	(3,441)	—	—	(3,441)
Selling, general, and administrative expenses	(1,909)	(215)	(728)	(2,852)
Segment (loss) profit	$(6,637)	$200	$(728)	$(7,165)
Segment assets	$83,204	$2,046	$10,790	$96,040

NOTE 6 – INVENTORIES
Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, scrap metals, and are valued at the lower of average purchased cost or market using the specific identification method based on individual scrap commodities. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. We record the loss in cost of goods sold in the period during which we identified the loss.
Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be shredded, torched, or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities.
As of June 2012, the Company adopted a new method for estimating residual value amounts for automotive vehicle parts and appliances held in inventory. The new method was adopted due to the ongoing evaluation of our experience with the materials produced from our shredder operations. This change in estimate provides a more accurate value of these residual values in inventory and was applied prospectively in accordance with FASB ASC 250, “Accounting Changes and Error Corrections.” The impact of this change resulted in a one-time increase in the cost of goods sold of $352.1 thousand during the quarter of implementation.
Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers. Replacement parts included in inventory are depreciated over a one-year life. Other inventory includes fuel, cardboard and baling wire.

Inventories as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012				December 31, 2011
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$16,103	$941	$1,076	$18,120	$14,633	$1,409	$777	$16,819
Waste equipment machinery	—	61	—	61	—	39	—	39
Other	—	36	—	36	—	63	—	63
Total inventories for sale	16,103	1,038	1,076	18,217	14,633	1,511	777	16,921
Replacement parts	1,439	—	—	1,439	1,623	—	—	1,623
Total inventories	$17,542	$1,038	$1,076	$19,656	$16,256	$1,511	$777	$18,544

NOTE 7 - LEASE COMMITMENTS
Operating Leases:
We lease our Louisville, Kentucky facility from a related party under an operating lease expiring December 2012. The rent was adjusted in December 2007 per the Company’s agreement to make monthly payments of $48.5 thousand through December 2012. In addition, we are also responsible for real estate taxes, insurance, utilities and maintenance expense.
We lease office space in Dallas, Texas for which monthly payments of $1.0 thousand are due through September 2012. We renewed this lease for one year beginning October 1, 2012, at the same rate.
We lease equipment from a related party under operating leases expiring in November 2015 and May 2016 for a monthly payment totaling $10.5 thousand.
We lease a lot in Louisville, Kentucky for a term that commenced in March 2012 and ends in February 2016. The monthly payment amount from March 2012 through February 2014 is $3.5 thousand. The monthly payment amount then increases to $3.8 thousand for the remaining term.
Future minimum lease payments for operating leases in thousands as of September 30, 2012 are as follows:

2012	$292
2013	168
2014	171
2015	99
Thereafter	—
Future minimum lease payments	$730
Total rent expense for the nine months ended September 30, 2012 and 2011 was $696.9 thousand and $768.7 thousand, respectively.

NOTE 8 - PROVISION FOR EMPLOYEE TERMINATIONS AND SEVERANCES

In the nine month period ended September 30, 2012, the Company accrued $228.4 thousand for expenses related to employee terminations and severances.

NOTE 9 – PER SHARE DATA

The computation for basic and diluted loss per share is as follows:
Nine months ended September 30, 2012 compared to nine months ended September 30, 2011:

	2012	2011
	(in thousands, except per share information)
Basic loss per share
Net loss	$(2,117)	$(2,056)
Weighted average shares outstanding	6,943	6,922
Basic loss per share	$(0.30)	$(0.30)
Diluted loss per share
Net loss	$(2,117)	$(2,056)
Weighted average shares outstanding	6,943	6,922
Add dilutive effect of assumed exercising of stock options	—	—
Diluted weighted average shares outstanding	6,943	6,922
Diluted loss per share	$(0.30)	$(0.30)
Three months ended September 30, 2012 compared to three months ended September 30, 2011:

	2012	2011
	(in thousands, except per share information)
Basic loss per share
Net loss	$(886)	$(4,536)
Weighted average shares outstanding	6,944	6,790
Basic loss per share	$(0.13)	$(0.67)
Diluted loss per share
Net loss	$(886)	$(4,536)
Weighted average shares outstanding	6,944	6,790
Add dilutive effect of assumed exercising of stock options	—	—
Diluted weighted average shares outstanding	6,944	6,790
Diluted loss per share	$(0.13)	$(0.67)

NOTE 10– LONG TERM INCENTIVE PLAN
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
The plan is administered by a committee selected by the Board, initially our Compensation Committee, and consisting of two or more outside members of the Board. The Committee may grant one or more awards to our employees, including our officers, our directors and our consultants, and will determine the specific employees who will receive awards under the plan and the type and amount of any such awards. A participant who receives shares of stock awarded under the plan must hold those shares for six months before the participant may dispose of such shares. The Committee may settle an award under the plan in cash rather than stock.

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

The weighted average assumptions relating to the valuation of the Company's stock options awarded in May, 2012 are shown below. No stock options were granted during 2011.

2012
Weighted average grant-date fair value of grants per option	$1.71
Volatility	52.8%
Risk-free interest rate	2.5%
Expected life	2.5 years
Expected dividend yield	0.0%

The following table presents a summary of the Company's stock option activity:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011 (vested)	90	$4.23	3.5 years	$1.05
Granted	—	—	—	—
Outstanding at December 31, 2011	90	$4.23	2.5 years	$1.05
Granted (non-vested) on May 15, 2012	90	4.94	5 years	1.71
Outstanding at September 30, 2012	180	$4.59	3.2 years	$1.38
Vested and expected to vest in the future at September 30, 2012	180
Exercisable at September 30, 2012	90	$4.23	1.75 years	$1.05
Available for grant at September 30, 2012	2,095

As of July 1, 2009, we awarded options to purchase 30.0 thousand shares of our stock each to our three independent directors for a total of 90.0 thousand shares at a per share exercise price of $4.23, the fair value as of the grant date. We recorded expense related to these stock options of $95.1 thousand in 2009. These options are outstanding as of September 30, 2012. As of May 15, 2012, we awarded options to purchase 30.0 thousand shares of our stock each to our three new directors for a total of 90.0 thousand shares at a per share exercise price of $4.94, the fair value as of the grant date. We recorded expense related to these stock options of $60.0 thousand for the year-to-date period ended September 30, 2012. See Note 1 - "Summary of Significant Accounting Policies" of these Consolidated Financial Statements for additional information on the stock option plan.

In January 2011, we issued 60.0 thousand shares of our stock to management. These shares were granted pursuant to performance based stock plans authorized on April 1, 2010, at a grant date fair value of $11.93 per share. We also issued non-performance based stock awards of 0.6 thousand shares to consultants at $12.28 per share in January 2011. On April 9, 2012, we issued 3.8 thousand shares of our stock to a previous executive. Stock compensation charged to operations relating to these stock awards was $59.9 thousand as of September 30, 2012. These shares were granted pursuant to a performance based stock plan authorized on August 13, 2010, at a grant date fair value of $15.98 per share with performance requirements met on August 15, 2011.

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
General
We are primarily focusing our attention now and in the future towards our recycling business. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We deliver all scrap ourselves or through third parties via truck, rail car, and/or barge. Some customers choose to send their own delivery trucks, which are weighed and loaded at one of our sites based on the sales order. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by shredding, sorting, cutting and/or baling. We will also continue to focus on initiating growth in our waste services business segment, which includes management services and waste and recycling equipment sales, service and leasing.
On July 2, 2012, we opened the ISA Pick.Pull.Save used automobile yard, which is considered a new product line within the recycling segment. We purchase automobiles for the yard through auctions, automobile purchase programs with various suppliers, and general scrap purchases. Retail customers locate and remove used parts for purchase from automobiles within the yard. Fuel, Freon, tires and certain core automobile parts are also sold to various vendors for additional revenue. All automobiles are shredded and sold as scrap metal after a specified time period in the yard.
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
Liquidity and Capital Resources
As of September 30, 2012 we held cash and cash equivalents of $1.5 million. Included in the $1.5 million is a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of September 30, 2012, the balance in this account was $359.0 thousand. Other than this balance, our cash accounts are available to us without restriction.

On August 13, 2012, Industrial Services of America, Inc. and ISA Indiana, Inc. (the “Companies”) entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (the “Credit Agreement”), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the “April Amendment”), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the “November Amendment”), and the Third Amendment to Credit Agreement dated as of March 2, 2012 (the “Third Amendment”) as follows. The Fourth Amendment decreased our maximum revolving commitment by $10.0 million to $30.0 million and extended the maturity date of both the revolving credit facility and the term loan from July 31, 2013 to October 31, 2013. The Fourth Amendment also provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ended June 30, 2012. The Fourth Amendment changed our covenant to maintain a ratio of debt to adjusted EBITDA (the "Senior Leverage Ratio") from 3.50 to 1 in the third quarter of 2012 to 4.75 to 1 in the third quarter of 2012. The ratio in the fourth quarter of 2012 and thereafter remains at 3.25 to 1. The Fourth Amendment also changed our covenant to maintain a ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled payment of principal (the "Fixed Charge Coverage Ratio") from not less than 1.2 to 1 to not less than 1.0 to 1 for the third quarter of 2012, and to not less than 1.5 to 1 for the fourth quarter of 2012. For every test period thereafter, it will return to not less than 1.2 to 1. The Fourth Amendment also increased the interest rate for both the revolving credit facility and the term loan by fifty basis points (0.50%) to 3.50% and 3.75%, respectively. The rate was scheduled to decrease by twenty-five basis points (0.25%) if the Companies achieve a Senior Leverage Ratio of 3.50 to 1 or below beginning with the quarter ending September 30, 2012; however, we did not achieve this ratio. Accordingly, the rate remained at the 3.50% and 3.75% rates for the revolving credit facility and the term loan, respectively. In addition, the Companies also agreed to perform other customary commitments and pay a fee of $25.0 thousand to the Bank. All other terms of the Credit Agreement and previous Amendments remain in effect. See also Note 4 - "Long Term Debt and Notes Payable" in the Notes to Consolidated Financial Statements for additional information regarding the Fourth Amendment.
On March 2, 2012, the Companies entered into the Third Amendment with the Bank which amended the Credit Agreement, including the April Amendment and the November Amendment, as follows. The Third Amendment redefined the calculation period for the purpose of measuring compliance with the Senior Leverage Ratio and the Fixed Charge Coverage Ratio of not less than 1.20 to 1 such that each ratio will be calculated quarterly for the period beginning January 1, 2012 through the end of each quarter of 2012. Prior to the Third Amendment, the ratios were calculated on a rolling 12 month basis. The Third Amendment also changed the Senior Leverage Ratio from 3.50 to 1 in the original Credit Agreement to (i) 4.25 to 1 in the first quarter of 2012, (ii) 3.50 to 1 in the second and third quarter of 2012, and (iii) 3.25 to 1 in the fourth quarter of 2012 and thereafter. The Third Amendment also increased the unused line fee by 0.25% to 0.75% and provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending December 31, 2011. In addition, the Companies also agreed to perform other customary commitments and pay a fee of $10.0 thousand to the Bank.

In our original Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of a ratio of debt to adjusted EBITDA for the preceding 12 months of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of a ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding 12 months of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ending March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ending June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ending September 30, 2012 and will decrease to 3.25 to 1 for the period ending December 31, 2012 and thereafter. The Senior Leverage Ratio will, in each quarter, be calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The other covenants will remain the same going forward. As of September 30, 2012, we were not in compliance with the covenants in (i) and (ii) above. As of September 30, 2012, our ratio of debt to adjusted EBITDA was 11.23; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was (0.19). We received a waiver from the bank for the quarter ended September 30, 2012 for failing to meet the ratio requirements for covenants (i) and (ii) above. In connection with the waiver, our revolving line of credit will be reduced from $30.0 million to $25.0 million and we will be required to engage an outside financial consultant and pay a $25.0 thousand waiver fee. As of September 30, 2012, capital expenditures totaled $1.6 million. As of September 30, 2012, we had $13.9 million available to us under our existing credit facilities.

We have long term debt comprised of the following:

	September 30, 2012	December 31, 2011
	(Unaudited)
	(in thousands)
Revolving line of credit	16,138	20,083
Notes payable	7,024	8,426
	$23,162	$28,509

Pursuant to the Fourth Amendment, our revolving credit facility was reduced to $30.0 million. This revolving credit facility expires and the $8.8 million term loan becomes due and payable in full on October 31, 2013. We intend to restructure these credit arrangements to extend the maturity date beyond a one-year period prior to December 31, 2012.
We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs for the next year and beyond, assuming compliance with the covenants in our Credit Agreement or continued waivers thereof and restructuring of the arrangements beyond a one-year period, as mentioned above. As of September 30, 2012, we do not have any material commitments for capital expenditures.

Results of Operations
The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues:

	Nine months ended
	September 30,
	2012	2011
Statements of Operations Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	95.3%	96.3%
Selling, general and administrative expenses	5.7%	4.2%
Income before other expenses	(1.0)%	(0.5)%
Nine months ended September 30, 2012 compared to nine months ended September 30, 2011
Total revenue decreased $69.9 million or 30.8% to $157.3 million in the nine month period ended September 30, 2012 as compared to $227.2 million in the same period in 2011. Recycling revenue decreased $69.5 million or 31.4% to $152.0 million in the nine month period ended September 30, 2012 compared to $221.5 million in the same period in 2011. This is primarily due to a decrease of 21.9 million pounds, or 24.8%, in the volume of stainless steel materials shipments due to a continued decrease in worldwide stainless steel demand beginning in the second quarter of 2011. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased our sales orders received in both the second and third quarters of 2011. As demand began to recover, this customer increased sales orders in the fourth quarter of 2011 and again in the first quarter of 2012. Demand in the second quarter of 2012 slowed again, causing another decrease in sales orders from this customer during this time period. Although shipments have increased in the third quarter of 2012 as compared to the first two quarters of 2012, it has not been enough to offset the decreases from the first two quarters. The volume of ferrous materials shipments also decreased by 50.8 thousand gross tons, or 30.7%, as compared to the same period in 2011.
While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the nine month period ended September 30, 2012, sales to repeat Recycling scrap buyers decreased by approximately $68.6 million, or 31.3%, as compared to the same period in 2011. Within the amount sold to all Recycling scrap buyers, 6.3% of these sales were to new and competitively priced, intermittent scrap buyers in the nine month period ended September 30, 2012. In the same period in 2011, 11.8% of sales to Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. Sales during this period in 2011 to non-recurring Recycling scrap buyers in 2012 totaled 8.0% of 2012 sales to all Recycling scrap buyers. Sales during this period to non-recurring Recycling scrap buyers in 2011 totaled 3.3% of 2011 sales to all Recycling scrap buyers.

In addition to the reduction in volume, total revenue was also affected by the decrease in overall average price for all commodities shipped by $76.25 per gross ton, or 8.3%. Specifically, average nickel prices on the London Metal Exchange decreased $3.05 per pound, or 27.7%, for the nine month period ended September 30, 2012 as compared to average nickel prices for the same period in 2011. Nickel is a key commodity used in stainless steel blends. These decreases were partially offset by an increase of 2.9 million pounds, or 13.3%, in the volume of nonferrous materials shipments.
Waste Services revenue decreased $0.4 million or 7.0% to $5.3 million in the nine month period ended September 30, 2012 compared to $5.7 million in the same period in 2011 primarily due to lower average cardboard prices in these time frames, which lowered cardboard recycling revenue by $218.4 thousand. The average cardboard price was $60.0 per ton lower in the nine month period ended September 30, 2012 compared to the same period in 2011. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services revenue between periods. Also, for industrial customers, recycling volumes and prices for commodities purchased decreased by 1.3 million pounds or 10.3% and $0.04 per pound or 22.8%, respectively, in this period in 2012 as compared to the same period in 2011. The recycling revenue generated for these customers is originally paid to Waste Services from Recycling. This revenue is then passed on to the customer as an off-setting expense for Waste Services cost of sales, which causes a decrease in Waste Services cost of sales when comparing the same periods of 2012 and 2011, as described below.
Total cost of goods sold decreased $69.1 million or 31.6% to $149.8 million in the period ended September 30, 2012 as compared to $218.9 million for the same period in 2011. Recycling cost of goods sold decreased $68.7 million or 32.0% to $146.0 million in the nine month period ended September 30, 2012 as compared to $214.7 million for the same period in 2011. This decrease is primarily due to the decrease in the volume of stainless steel and ferrous materials shipments along with a decrease in the volume of stainless steel materials purchases of 4.3 million pounds, or 5.7%, a decrease in the volume of ferrous materials purchases of 74.6 thousand gross tons, or 36.4%, and a decrease in the volume of nonferrous materials purchases of 759.2 thousand pounds, or 2.5%. In September 2011, we recorded a $3.4 million write-down of the value of stainless steel inventory to lower of cost or market due to decreases in stainless steel demand and commodity prices at that time. We did not incur a write-down expense in 2012. Direct labor costs also decreased by $887.0 thousand due to two manager level employees leaving the Company in 2011, fewer average employees on weekly payroll in 2012 as compared to 2011, and decreased production due to the continued decline in market demand for stainless steel and other metals. These factors caused decreases in overtime expense of $277.3 thousand, contract labor expense of $205.3 thousand, ferrous labor expense of $189.3 thousand, maintenance labor expense of $163.6 thousand, and other labor expense of $51.6 thousand.

Other decreases in cost of goods sold include the following:

•	A decrease in repair and maintenance expenses of $376.3 thousand;

•	A decrease in hauling, fuel and lubricant expenses of $186.2 thousand;

•	A decrease in utilities of $59.3 thousand; and

•	A decrease in medical benefits, insurance, and retirement expense of $58.2.

These decreases are partially offset by an increase in overall average price for all commodities purchased of $19.65 per gross ton, or 2.6%. Processing costs increased $247.2 thousand or 13.0% in the period ended September 30, 2012 as compared to the same period in 2011.
Waste Services cost of goods sold decreased $0.4 million or 9.5% to $3.8 million in the nine month period ended September 30, 2012 compared to $4.2 million in the same period in 2011. We often use third party haulers to meet customers' Waste Services needs. We then pay these third party providers and in turn invoice our customers for these amounts. The decrease above was primarily due to the timing of these third party haulers' services provided and their invoices received, the decrease in industrial customers' recycling volumes and prices mentioned above, along with the decrease in cardboard prices mentioned above.
Selling, general and administrative expenses decreased $0.5 million or 5.3% to $9.0 million in the period ended September 30, 2012 compared to $9.5 million in the same period in 2011. As a percentage of revenue, selling, general and administrative expenses were 5.7% in 2012 compared to 4.2% in 2011. The primary driver of the decrease in selling, general and administrative expenses was a decrease in management fees, directors' fees, and consulting fees of $367.4 thousand.

Additional decreases include the following:

•	A decrease in legal expenses of $224.1 thousand;

•	A decrease in operating supplies, fuel, lubricant, and hauling expenses of $296.6 thousand;

•	A decrease in repair and maintenance expenses of $100.8 thousand;

•	A decrease in property taxes, license taxes and fees of $114.8 thousand;

•	A decrease in lease and rental expense of $60.0 thousand;

•	A decrease in medical benefits, insurance and retirement expenses of $45.6 thousand; and

•	A decrease in advertising, marketing and entertainment of $39.9 thousand.
These decreases were partially offset by an increase in labor expenses of $380.2 thousand, of which $228.4 thousand relates to a provision for termination and severance expenses in the nine month period ended September 30, 2012.
Additional increases include the following:

•	An increase in stock bonus and options expense of $278.2 thousand;

•	An increase in insurance expense of $50.7 thousand; and

•	An increase in employment taxes of $24.4 thousand.
Other expense decreased $1.1 million to $1.4 million in the period ending September 30, 2012 as compared to other expense of $2.5 million in the same period in 2011. This was primarily due to a decrease in interest expense of $0.5 million due to lower debt levels in 2012. Other expense also decreased by $0.5 million due to purchase contract termination fees paid in 2011 that were not paid in 2012. Additionally, an accrual for a legal settlement of $175.0 thousand paid in 2011 was not necessary in 2012. These decreases were partially offset by a decrease in the gain on sale of assets of $76.4 thousand.
The income tax benefit decreased $0.8 million to a benefit of $0.8 million in the period ended September 30, 2012 compared to a benefit of $1.6 million in the same period in 2011 due to the decreased net loss reported in 2012 as compared to 2011. The effective tax rates in 2012 and 2011 were 27.5% and 43.8%, respectively, based on federal and state statutory rates. In 2012, the tax benefit received was lowered by a tax adjustment recorded in the third quarter that relates to a prior year. The tax benefit in 2012 was also reduced by an accrual for state taxes based on gross receipts and a decrease in the state recycle credit expected made in conjunction with filing the 2011 state tax return. Beginning in the first quarter of 2011, we were able to take advantage of the Domestic Production Activities Deduction available to US-based manufacturing companies; however, these credits were offset by an adjustment made relating to the bonus depreciation taken in 2009 for certain additions to shredding equipment which were determined to be disqualified for bonus depreciation by an IRS audit, the preliminary results of which were received and accrued for in the third quarter of 2011. The final report proposed changes amounting to approximately $735.0 thousand of additional taxes due, which was netted against the refund due from our net loss in 2011.
Three months ended September 30, 2012 compared to three months ended September 30, 2011
Total revenue decreased $10.1 million or 18.1% to $45.7 million in the third quarter of 2012 compared to $55.8 million in the same period in 2011. Recycling revenue decreased $10.0 million or 18.6% to $43.9 million in 2012 compared to $53.9 million in 2011. This is primarily due to a decrease of 23.0 thousand gross tons, or 41.5%, in the volume of ferrous materials shipments.
While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the three month period ended September 30, 2012, sales to repeat Recycling scrap buyers decreased by approximately $9.6 million, or 18.6%, compared to the same period in 2011. Within the amount sold to all Recycling scrap buyers, 7.3% of these sales were to new and competitively priced, intermittent scrap buyers in the third quarter of 2012. In the same period in 2011, 22.2% of sales to Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. Sales during this period in 2011 to non-recurring Recycling scrap buyers in 2012 totaled 13.3% of 2012 sales to all Recycling scrap buyers. Sales during this period to non-recurring Recycling scrap buyers in 2011 totaled 15.3% of 2011 sales to all Recycling scrap buyers.
These decreases were partially offset by an increase of 10.4 million pounds, or 79.1%, in the volume of stainless steel materials shipments due to increased sales orders in the third quarter of 2012 as compared to the same period in 2011. Substantially all of our stainless steel sales are to one customer. In response to an overall decrease in demand for stainless steel beginning in the second quarter of 2011, this customer decreased our sales orders received in both the second and third quarters of 2011. As demand began to recover, this customer increased sales orders in the fourth quarter of 2011 and the first quarter of 2012. Demand in the second quarter of 2012 slowed again, causing another decrease in sales orders from this customer during this time period. In the third quarter of 2012, demand increased again. The volume of nonferrous materials shipments also increased by 510.3 thousand pounds, or 6.9%, as compared to the same period in 2011. In addition to the increase in these volumes, total revenue was also affected by an increase in overall average price for all commodities shipped by $125.93 per gross ton, or 16.4%. Nickel prices remained low, however, as average nickel prices on the London Metal Exchange decreased $2.60 per pound, or 26.0%, in the third quarter of 2012 as compared to average nickel prices for the same period of 2011. Nickel is a key commodity used in stainless steel blends.
Waste Services revenue decreased $31.0 thousand or 1.6% to $1,856.0 thousand in the third quarter of 2012 compared to $1,887.0 thousand in the same period in 2011 primarily due to lower cardboard prices in the three month period ended September 30, 2012 as compared to the same period in 2011, which lowered cardboard recycling revenue by $31.8 thousand. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services revenue between periods. Also, for industrial customers, recycling volumes and prices for commodities purchased decreased by 1.4 million pounds or 36.5% and $0.06 per pound or 37.3%, respectively, in this period in 2012 as compared to the same period in 2011. The recycling revenue generated for these customers is originally paid to Waste Services from Recycling. This revenue is then passed on to the customer as an off-setting expense for Waste Services cost of sales, which causes a decrease in Waste Services cost of sales when comparing the same periods of 2012 and 2011, as described below.
Total cost of goods sold decreased $16.5 million or 27.5% to $43.6 million in the third quarter of 2012 compared to $60.1 million for the same period in 2011. Recycling cost of goods sold decreased $13.0 million or 23.6% to $42.2 million in 2012 compared to $55.2 million for the same period in 2011. This decrease is primarily due to the decrease in the volume of ferrous materials shipments along with a decrease in the volume of ferrous and nonferrous materials purchases of 40.5 thousand gross tons, or 58.9%, and 2.8 million pounds, or 24.5%, respectively. In September 2011, we recorded a $3.4 million write-down of the value of stainless steel inventory to lower of cost or market due to decreases in stainless steel demand and commodity prices at that time. We did not incur a write-down expense in the third quarter of 2012.

Additional decreases were as follows:

•	A decrease in direct labor costs of $243.0 thousand;

•	A decrease in lease and rental expense of $360.6 thousand;

•	A decrease in hauling, fuel and lubricant expense of $44.1 thousand;

•	A decrease in repair and maintenance expenses of $42.5 thousand; and

•	A decrease in employment taxes of $40.3 thousand.

These decreases are partially offset by the increase in stainless steel materials purchases of 13.3 million pounds, or 184.2%, due to the need for increased purchases to fill the increased sales orders. Also, in 2012, the Company broadened its customer base, began brokered sales, and began building blends for specialty mills. Inventory levels in the beginning of the third quarter in 2012 were lower than the 2011 levels during the same period; however, the future expected sales orders were higher at the end of the third quarter of 2012 than at the end of the third quarter of 2011. Thus, the Company increased purchases in the third quarter of 2012 to meet the inventory needs of current and future sales orders. Overall average price per gross ton for all commodities purchased also increased $175.58, or 32.1%. Processing costs increased $69.2 thousand or 13.7% in the three month period ended September 30, 2012 as compared to September 30, 2011.
Waste Services cost of goods sold decreased $0.2 million or 13.3% to $1.3 million in the third quarter of 2012 compared to $1.5 million in same period in 2011. We often use third party haulers to meet customers' Waste Services needs. We then pay these third party providers and in turn invoice our customers for these amounts. The decrease above was primarily due to the timing of these third party haulers' services provided and their invoices received, the decrease in industrial customers' recycling volumes and prices mentioned above, and the decrease in cardboard prices mentioned above.
Selling, general and administrative expenses decreased $0.1 million or 3.4% to $2.8 million in the third quarter of 2012 compared to $2.9 million in the same period in 2011. As a percentage of revenue, selling, general and administrative expenses were 6.1% in 2012 compared to 5.1% in 2011.

Selling, general and administrative expenses decreased due to the following:

•	A decrease in management fees, directors' fees, and consulting fees of $104.1 thousand;

•	A decrease in legal fees of $77.4 thousand;

•	A decrease in operating supplies, hauling, fuel and lubricants expenses of $74.7 thousand;

•	A decrease in medical, insurance and retirement benefits of $27.5 thousand;

•	A decrease in depreciation expense of $25.1 thousand;

•	A decrease in lease and rent expense of $373.3 thousand;

•	A decrease in property taxes, licenses and fees of $21.8 thousand;

•	A decrease in advertising, marketing, commissions and entertainment of $15.7 thousand; and

•	A decrease in utilities and telephone expense of $12.8 thousand.
These decreases were partially offset by the following:

•	An increase in stock bonus and options expense of $264.9 thousand; and

•	An increase in labor expense of $54.3 thousand.
Other expense increased $0.1 million to $0.5 million in the third quarter of 2012 compared to other expense of $0.4 million in the same period in 2011. This was primarily due to an increase in interest expense of $0.1 million due to more factoring fees charged to interest in the third quarter of 2012 as compared to the same period in 2011. Also, we did not record any loss on assets in the third quarter of 2012, but we recorded a loss of $30.0 thousand in the same period in 2011.
The income tax benefit decreased $2.9 million to a benefit of $0.2 million in the third quarter of 2012 compared to a $3.1 million benefit in the same period in 2011 due to the decreased net loss reported in 2012. The effective tax rates in 2012 and 2011 were 19.4% and 40.3%, respectively, based on federal and state statutory rates. In 2012, the tax benefit received was lowered by a tax adjustment recorded in the third quarter that relates to a prior year. The tax benefit in 2012 was also reduced by an accrual for state taxes based on gross receipts and a decrease in the state recycle credit expected made in conjunction with filing the 2011 state tax return. Beginning in the first quarter of 2011, we were able to take advantage of the Domestic Production Activities Deduction available to US-based manufacturing companies; however, in 2011 these credits were offset by an adjustment made relating to the bonus depreciation taken in 2009 for certain additions to shredding equipment which were determined to be disqualified for bonus depreciation by an IRS audit, the preliminary results of which were received and accrued for in the third quarter of 2011. The final report proposed changes amounting to approximately $735.0 thousand of additional taxes due, which was netted against the refund due from our net loss in 2011.
Financial condition at September 30, 2012 compared to December 31, 2011
Cash and cash equivalents decreased $0.8 million to $1.5 million as of September 30, 2012 compared to $2.3 million as of December 31, 2011.
Net cash from operating activities was $6.1 million for the nine month period ended September 30, 2012. The net cash from operating activities is primarily due to a decrease in accounts receivable of $7.3 million and a decrease in income tax receivable of $2.9 million, partially offset by a decrease in accounts payable of $2.9 million (this amount is net of the increase in the equipment accrual of $30.9 thousand), an increase in inventories of $1.2 million, and a decrease of $1.3 million in deferred income taxes. The decrease in accounts receivable relates to the decrease in shipping volumes of all materials of 20.1 million pounds, or 16.2%, in the quarter ended September 30, 2012 as compared to the quarter ended December 31, 2011. We also decreased purchasing activity for all materials by 40.4 million pounds, or 31.3%, in the quarter ended September 30, 2012 as compared to the quarter ended December 31, 2011. The decrease in purchasing activity affects the accounts payable balance. Accounts receivable and payable balances are also affected by the timing of shipments, receipts, and payments throughout the quarter. We received tax refunds of $2.7 million during the nine month period ended September 30, 2012. No refunds were received during this period in 2011.

We used net cash in investing activities of $1.5 million for the nine month period ended September 30, 2012. In the first nine months of 2012, we used $681.4 thousand for road and building improvements. We purchased recycling and rental fleet equipment and office equipment of $817.1 thousand. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors and balers. It is our intention to continue to pursue this market. We spent $90.6 thousand on vehicle purchases and improvements. We received $36.2 thousand from sales of our rental fleet compactors and $33.8 thousand in payments from related parties.
Net cash used in financing activities was $5.3 million for the nine month period ended September 30, 2012. In the period ended September 30, 2012, we made payments on debt obligations of $5.3 million.
Accounts receivable trade decreased $7.3 million or 42.7% to $9.9 million as of September 30, 2012 compared to $17.2 million as of December 31, 2011. The volume of ferrous materials shipments decreased 10.6 thousand gross tons, or 24.7%. The volume of nonferrous materials shipments decreased by 312.5 thousand pounds, or 3.8%, in the third quarter of 2012 as compared to the fourth quarter of 2011. These decreases were partially offset by an increase in the volume of stainless steel materials shipments of 4.1 million pounds, or 21.1%. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $1.2 million or 6.2% to $19.7 million as of September 30, 2012 compared to $18.5 million as of December 31, 2011. In the fourth quarter of 2011, the Company purposefully decreased purchasing activity and allowed inventory levels to fall. The inventory balance at the end of the third quarter of 2012 includes additional automobile inventory for the automobile yard opened at the beginning of the quarter, which did not exist at the end of 2011. In 2012, the Company broadened its customer base, began brokered sales, and began building blends for specialty mills. The Company increased purchases of stainless steel materials in the third quarter of 2012 to meet the inventory needs for the October sales orders, which are shipped near the beginning of the month. The volume of stainless steel materials purchases increased by 4.8 million pounds, or 30.5% in the third quarter of 2012 as compared to the fourth quarter of 2011. The overall average price of all commodities purchased increased by $34.50 per gross ton, or 4.9%, during this time period.
Inventory aging for the period ended September 30, 2012 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$8,787	$1,523	$975	$6,835	$18,120
Replacement parts	1,439	—	—	—	1,439
Waste equipment machinery	1	10	—	50	61
Other	36	—	—	—	36
Total	$10,263	$1,533	$975	$6,885	$19,656

Inventory aging for the period ended December 31, 2011 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$11,160	$1,475	$424	$3,760	$16,819
Replacement parts	1,623	—	—	—	1,623
Waste equipment machinery	—	—	—	39	39
Other	63	—	—	—	63
Total	$12,846	$1,475	$424	$3,799	$18,544

Inventory in the “Over 90 days” category as of September 30, 2012 and December 31, 2011 includes several materials that were bought in bulk that had intrinsic values for stainless steel blends. We purchased the bulk materials in anticipation of continued high demand for stainless steel shipments as well as other specialty metal shipments. These materials are low value items that can only be used in limited quantities. If demand increases, these items will be slowly worked out of the system. Inventory controls have been put into place to assure proper turnover ratios.

Accounts payable trade decreased $2.9 million or 27.0% to $7.8 million as of September 30, 2012 compared to $10.7 million as of December 31, 2011, primarily due to decreased purchasing activity in the third quarter of 2012 as compared to the fourth quarter of 2011, noted above, and the timing of payments made to our vendors. The equipment accrual also increased $30.9 thousand during this period.
Working capital decreased $6.8 million to $22.6 million as of September 30, 2012 compared to $29.4 million as of December 31, 2011. The decrease was driven by the $7.3 million decrease in accounts receivable, the $2.9 million decrease in income tax receivable, and the $0.7 decrease in cash. These decreases were partially offset by a $2.9 million decrease in accounts payable, the $1.2 million increase in inventory, the $0.2 million decrease in the interest rate swap liability, and the $0.1 decrease in the current maturities of long-term debt.
Contractual Obligations
The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2012.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$23,162	$1,681	$21,481	$—	$—
Operating lease obligations (1)	730	292	339	99	—
Total	$23,892	$1,973	$21,820	$99	$—

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

We lease a lot in Louisville, Kentucky for a term that commenced in March 2012 and ends in February 2016. The monthly payment amount from March 2012 through February 2014 is $3.5 thousand. The monthly payment amount then increases to $3.8 thousand for the remaining term.

We also lease office space in Dallas, Texas for which monthly payments of $1.0 thousand were due through September 2012. We renewed this lease for one year beginning October 1, 2012, at the same rate.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the interest rate swaps, for which changes in value are accounted for in other comprehensive income.
Long-term debt, including the current portions thereof, decreased $5.3 million to $23.2 million as of September 30, 2012 compared to $28.5 million as of December 31, 2011.
Impact of Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board (the "FASB") issued ASU 2011-08, an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, the quarter ending March 31, 2012 for us, and early adoption was permitted. The adoption of ASU 2011-08 did not have a material impact on our Condensed Consolidated Financial Statements.

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
We are exposed to market risk stemming from changes in metal commodity prices, specifically nickel, and interest rates.  In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange traded derivatives or over-the-counter derivatives with investment grade counter-parties.  Derivative financial instruments currently used by us consist of commodity futures, options and swap contracts and interest rate swaps. See Note 1 - "Summary of Significant Accounting Policies - Derivatives and Hedging" and Note 2 - "Derivative and Hedging Activities" in these Notes to Consolidated Financial Statements for additional information on the commodity hedging contracts.
We are exposed to interest rate risk on our floating rate borrowings.
Based on our average anticipated borrowings under our credit agreements in fiscal 2012, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, with a corresponding change in cash flows.
We entered into three interest rate swap agreements with BB&T swapping variable rates for fixed rates in a previous year. The first swap agreement covers $4.3 million in debt, commenced April 7, 2009, and matures on April 7, 2014. The second swap agreement covers approximately $1.9 million in debt, commenced October 15, 2008, and matures on May 7, 2013. The third swap agreement covers approximately $416.1 thousand in debt, commenced October 22, 2008, and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At September 30, 2012, we recorded the estimated fair value of the liability related to the three swaps as approximately $314.4 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional and forecasted amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of September 30, 2012, the balance in this account was $359.0 thousand.
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
ITEM 4: CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2012, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.
(b) Changes to internal control over financial reporting
There were no changes in ISA’s internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities in the third quarter of 2012.
Beginning November 17, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our common stock at current market prices. This program has no termination date. No shares were repurchased from 2009 through 2012. In 2008, we repurchased 83,411 shares. Prior to 2008, we repurchased 83,263 shares.
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

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	November 14, 2012	/s/ Harry Kletter
Vice-Chairman and Chief Executive Officer
(Principal Executive Officer)

Date:	November 14, 2012	/s/ Alan Schroering
VP of Finance and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-Q for the quarter ended September 30, 2012.
31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended September 30, 2012.
32.1	Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-Q for the quarter ended September 30, 2012.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.