Form 10-K
period 2012-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2013-04-01
CIK 4187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of the 4,067,485 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on June 30, 2012: $20,215,400.
Number of shares of Common Stock, $0.0033 par value, outstanding as of the close of business on April 1, 2013: 6,944,267

____________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

PART I

Item 1.	Business.
General
Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms), is a Louisville, Kentucky-based recycler of stainless steel, ferrous, and non-ferrous scrap and provider of waste services. Although we have two principal business segments, recycling and waste services, we are primarily focusing our attention now and in the future towards our recycling business. The recycling segment collects, purchases, processes and sells stainless steel, ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our shredding, sorting, cutting, and baling operations. Within the recycling segment, our alloys division specializes in the purchasing, processing and sale of stainless steel, nickel-based and high-temperature alloys. Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum and brass. Our used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.
The waste services segment provides waste management services including contract negotiations with service providers, centralized billing, invoice auditing and centralized dispatching. Waste services also rents, leases, sells, and services waste handling and recycling equipment, such as trash compactors and balers to end-user customers.
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
Additional financial information about our segments can be found in Part II, Item 8, "Notes to Consolidated Financial Statements" and related notes included elsewhere in this Form 10-K.
Available Information
We make available, free of charge, through our website www.isa-inc.com, our annual reports on Form 10-K and quarterly reports on Form 10-Q and amendments to those reports as soon as reasonably practicable after we have electronically filed with the Securities and Exchange Commission. We also make available on our website our audit committee charter, our Business Ethics Policy and Code of Conduct and our Code of Ethics for the CEO, CFO and senior financial officers. Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. Information contained on our website www.isa-inc.com is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this report.
ISA Recycling Operating Division
Since October 2005, we have focused much of our attention on our recycling business segment. We sell processed ferrous and non-ferrous scrap material, including stainless steel, to end-users such as steel mini-mills, integrated steel makers and foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, cutting, shredding and/or baling. We also remain dedicated to initiating growth in our waste management business segment, which includes management services and waste and recycling equipment sales, service and leasing.
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
Ferrous Scrap Processing - We prepare ferrous scrap material for resale through a variety of methods including sorting, cutting, shredding and baling. We produce a number of differently sized, shaped and graded products depending upon customer specifications and market demand.

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

•	Cutting - Pieces of over-sized ferrous scrap material, such as obsolete steel girders and used pipe, which are too large for other processing, are cut with hand torches.

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

Ferrous Scrap Sales - We sell processed ferrous scrap material to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for other large users. Most customers purchase processed ferrous scrap material through negotiated spot sales contracts, which establish the quantity purchased for the month and the pricing. The price we charge for ferrous scrap materials depends upon market supply and demand, as well as quality and grade of the scrap material. We deliver all scrap ourselves or using third party carriers via truck, rail car, and/or barge. Some customers choose to send their own delivery trucks. These trucks are weighed and loaded at one of our sites based on the sales order.
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
Non-Ferrous Scrap Processing - We prepare non-ferrous scrap metals, principally aluminum, copper, brass and stainless steel to sell by sorting, cutting, shredding or baling.

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

•	Cutting - Pieces of over-sized non-ferrous scrap material, which are too large for other processing methods, are cut with hand torches.

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

Non-Ferrous Scrap Sales - We sell processed non-ferrous scrap material to end-users such as foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, steel mini-mills, integrated steel makers, steel foundries and refineries, and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap materials change based upon the daily publication of spot and futures prices on COMEX or the London Metals Exchange. We deliver all scrap ourselves or using third party carriers via truck, rail car, and/or barge. Some customers choose to send their own delivery trucks. These trucks are weighed and loaded at one of our sites based on the sales order.
Waste Services Operations
Our Waste Services operations are in the business of commercial, retail and industrial waste and recycling management services (operating under the name “Computerized Waste Systems” or “CWS”) and commercial and industrial waste and recycling handling equipment sales, rental and maintenance (operating under the name “Waste Equipment Sales and Service Company” or “WESSCO”). CWS offers a “total package” concept to commercial, retail and industrial customers for their waste and recycling management needs. Combining waste reduction and diversion, and waste equipment technology, CWS creates waste and recycling programs tailored to each customer’s needs. The services we offer include locating and contracting with a hauling company and recycler at a reasonable cost for each participating location. CWS does not own waste-transporting trucks or landfills. We do not operate or partner with any of the national hauling or recycling companies, and none of these companies own us. We are able to maintain a neutral position for the benefit of our customers. We have designed and developed proprietary computer software that provides our personnel with relevant information on each customer’s locations, as well as pertinent information on service providers, disposal rates, costs of equipment, including installation and shipping, disposal rates and recycling prices. This software has allowed us to build a database for serving our customers that have locations nationwide as well as in Canada. This software enables us to generate detailed monthly customized billing reports, and price tracking to accommodate our customers’ needs.
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
By offering competitively priced waste and recycling handling equipment from a number of different manufacturers, WESSCO is able to tailor equipment packages for individual customer needs. We do not manufacture any equipment, but we do refurbish, recondition and add options when necessary. We sell, rent and repair all types of industrial and commercial waste and recycling handling equipment such as trash compactors, balers and containers.
“Total Package” Concept
Our management services division has third party service providers delivering timely service for waste removal and recycling services for our customers. Our recycling division purchases ferrous and nonferrous materials, cardboard and paper on a daily basis. The products or services have value to the customer on a standalone basis. These services make up the “total package” concept.
Company Background
ISA was incorporated in October 1953 in Florida under the name Alson Manufacturing, Inc. From the date of incorporation through January 5, 1975, Alson designed and manufactured various forms of electrical products. In 1979, the Board of Directors and the shareholders of Alson commenced liquidation of all the tangible assets of Alson. On October 27, 1983, Harry Kletter, our Vice-Chairman of the Board and Chief Executive Officer, acquired 629,250 shares of ISA Common Stock. The existing directors resigned and five new directors were elected.
On July 1, 1984, we began a solid waste handling and disposal equipment sales organization under the name Waste Equipment Sales and Services Company, which we refer to as WESSCO. On January 1, 1985, we merged with Computerized Waste Systems, Inc. ("CWS"), a Massachusetts corporation. CWS was a corporation specializing in offering solid waste management consultations for large multi-location companies involved in the retail, restaurant and industrial sectors. At the time of the merger, CWS was concentrating on large retail chains, but has changed its emphasis to include commercial and industrial customers. This strategy created an additional target market for us. Subsequent to the merger with CWS, we moved the CWS headquarters from Springfield, Massachusetts to Louisville, Kentucky. At the time of the merger, much of the customer base and marketing efforts were concentrated in the Northeast. With the move to Louisville, we began to expand our marketing efforts, which are now nationwide.
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
During 2007, we added a location in New Albany, Indiana across the Ohio River from Louisville, Kentucky, the site of our headquarters. We use this property as a transfer station for non-ferrous material.
During 2007, we entered into an asset purchase agreement for $1.3 million funded primarily by a note payable to Industrial Logistic Services, LLC, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we paid $20.0 thousand per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflected a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization and was paid in full in August of 2012. We also paid ILS $100.0 thousand cash as a portion of the purchase price at the time of execution of the asset purchase agreement.
During 2008, we added a location near our Grade Lane site. We purchased the former Allied System truck terminal at 6709 Grade Lane. The 20,182 square foot facility sits on a 4.4 acre asphalted parking area. ISA Logistics and WESSCO occupy this property, relocated from the main Louisville location, creating room for the new shredder and related maintenance equipment. In September, 2009, we completed the widening of Grade Lane to three lanes along our property, allowing traffic to move more freely and safely. The road improvements accommodate our growth from the $10.0 million shredder project. The shredder began operations on July, 1, 2009. It shreds ferrous and non-ferrous scrap for domestic and international consumers.
In January of 2009, we expanded into the stainless steel and high-temperature alloys recycling business by purchasing inventories from Ventures Metals, LLC ("Venture") for $9.1 million, agreeing to lease its processing equipment and facilities on Camp Ground Road in Louisville, Kentucky and in Mobile, Alabama, and hiring two executives to head up a new ISA Alloys division, both of whom have since left the Company. On April 2, 2009, we completed the acquisition of the Camp Ground Road property consisting of 5.67 acres plus improvements from Luca Investments, LLC, an affiliate of Venture, for a purchase price of $2.1 million, comprised of $1.3 million in cash and 300,000 shares of our common stock, valued at $2.67 per share on April 2, 2009. On April 13, 2009, we concluded the purchase of the fixed assets of Venture for $1.5 million, less the rental we paid at $15.0 thousand per month from February 11, 2009 through April 2, 2009 for use of the fixed assets.
In March of 2009, we transformed the Camp Ground Road location into a full-service recycling material receiving facility. We use this property as a transfer station for ferrous and non-ferrous material. In June of 2009, we closed the Mobile, Alabama office.
In September of 2009, we purchased two tracts of real estate on Grade Lane near the current Grade Lane site through the acquisition of all outstanding membership interests in 7124 Grade Lane LLC and 7200 Grade Lane LLC, each a Kentucky limited liability company, owned by Harry Kletter Family Limited Partnership, a Kentucky limited partnership. Mr. Kletter is our Vice-Chairman of the Board and Chief Executive Officer and the general partner of Harry Kletter Family Limited Partnership. One tract (7124 Grade Lane) contains the shredder, and the other tract (7200 Grade Lane) provides a new entrance for the shredder and ISA Alloys. We built new scales on this site, and ISA Alloys uses the space to store inventory. With respect to the purchase of the membership interests in 7200 Grade Lane LLC, we provided to the limited partnership 550,871 shares at $4.27 per share for a purchase price of $2.3 million and with respect to the purchase of the membership interests in 7124 Grade Lane LLC, we provided to the limited partnership 199,220 shares at $4.27 per share for a purchase price of $850.0 thousand.

In November of 2009, we moved the ISA Alloys division from the Camp Ground Road location to 7100 Grade Lane.
In July of 2010, we purchased certain Venture intangibles, including the customer list and trade name, and entered into a non-compete agreement to protect our market position.
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
In addition to increasing landfill costs, regulatory measures and more stringent control of material bound for disposal are making the management of solid waste an increasingly difficult problem. The United States Environmental Protection Agency ("EPA") is expected to continue the present trend of restricting the amount of potentially recyclable material bound for landfills. Many states have passed, or are contemplating, measures that would require industrial and commercial companies to recycle a minimum percentage of their waste stream and restrict the percentage of recyclable materials in any commercial load of waste material. Many states have already passed restrictive regulations requiring a plan for the reduction of waste or the segregation of recyclable materials from the waste stream at the source. ISA management believes that these restrictions may create additional marketing opportunities as waste disposal needs become more specialized. Some large industrial and commercial companies have hired in-house staff to handle the solid waste management and recycling responsibilities, but have found that without adequate resources and staff support, in-house handling of these responsibilities may not be an effective alternative. We offer these establishments a solution to this increasing burden.
Competition
The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. At the end of 2012, the American economy was improving in three important areas: employment, debt, and housing. In general, analysts reported signs of recovery from the recession that began in 2008, such as increased automobile and retail sales during the year, even considering the effects of several fourth quarter tragedies and uncertainties, such as Hurricane Sandy and the "fiscal cliff," health care costs. Although China's economy appears stable, in other areas of the world, such as Europe, countries are faced with necessary spending cuts, tax increases, and political uncertainties. Metal prices, specifically nickel, were volatile throughout the year, and ended the year slightly lower than they began, hitting lows in mid-August. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. We compete for the purchase and sale of scrap metal with large, well-financed recyclers of scrap metal as well as smaller metal facilities and brokers/dealers. Although we continue to expand our facilities and increase our processing efficiencies, including the completion of the shredder system in 2009, certain of our competitors have greater financial, marketing and physical resources. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.
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
Dependence on Major Customer
Sales to North American Stainless, our largest customer, represented approximately 41.2% and 44.4% of our net sales for the years ended December 31, 2012 and 2011, respectively. Our cash flow experiences a significant decline between the time we acquire scrap metal for processing and the time we receive payment for these goods. The loss of North American Stainless as a customer would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.
Employees
As of March 27, 2013, we had one hundred fifty-five (155) full-time employees as follows: recycling 84, management services 8, sales/leasing 2, drivers 16, maintenance 13, and administration/information technology 32. None of our employees are a member of a union.
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
The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. At the end of 2012, the American economy was improving in three important areas: employment, debt, and housing. In general, analysts reported signs of recovery from the recession that began in 2008, such as increased automobile and retail sales during the year, even considering the effects of several fourth quarter tragedies and uncertainties, such as Hurricane Sandy and the "fiscal cliff," health care costs. Although China's economy appears stable, in other areas of the world, such as Europe, countries are faced with necessary spending cuts, tax increases, and political uncertainties. Metal prices, specifically nickel, were volatile throughout the year, and ended the year slightly lower than they began, hitting lows in mid-August. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. Many companies offer or are engaged in the development of products or the provisions of services that may be or are competitive with our current products or services. Although we continue to expand our facilities and increase our processing efficiencies, including the completion of the shredder system in 2009, certain of our competitors have greater financial, technical, manufacturing, marketing, distribution, and other resources and assets than we possess. In addition, the industry is constantly changing as a result of consolidation, which may create additional competitive pressures in our business environment. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.
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
Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our shredder, fleet of cranes and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors. When we have experienced increases in the cost of fuel and other petroleum-based products in the past, we were able to pass a portion of these increases on to our customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. In 2012, the nationwide average price for one gallon of regular gasoline increased by ten cents as compared to the nationwide average price for one gallon of regular gasoline in 2011 in part due to aging oil refineries that reduced their gasoline output. Although analysts forecast a decrease in the average price for gasoline in 2013 due to increased oil production in the United States and more fuel-efficient automobiles, there are numerous potential risks that could challenge this forecast, such as conflict in the Middle East that could affect crude oil prices, hurricanes and other severe weather conditions damaging refineries and reducing output, and political actions in Washington relating to the deficit that could weaken the dollar. A significant increase in fuel costs could adversely affect our business.

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
We have prepared our financial statements in accordance with U.S. generally accepted accounting principles and necessarily include amounts based on estimates and assumptions we made. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets, valuation allowances for accounts receivable, lower of cost or market, stock option values, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation and deferred taxes.
We depend on our senior management team and the loss of any member could prevent us from implementing our business strategy.
Our success is dependent on the management and leadership skills of our senior management team. We have entered into employment agreements with two of our executives. The loss of any members of our management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to maintain future profitability.
The concentration of our customers could have a material adverse effect on our results of operations and financial condition.
Sales to North American Stainless, our largest customer, represented approximately 41.2% and 44.4% of our net sales for the years ended December 31, 2012 and 2011, respectively. Our cash flow experiences a significant decline between the time we acquire scrap metal for processing and the time we receive payment for these goods. The loss of this or other significant customers or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.
Our exposure to credit risk could have a material adverse effect on our results of operations and financial condition.
Our business is subject to the risks of nonpayment and nonperformance by our customers. Downturns in the economy in 2008 led to bankruptcy filings by many of our customers, which caused us to recognize more allowances for doubtful accounts receivable than in previous years. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industries could cause potential credit losses from our significant customers, which could adversely impact our future earnings or financial condition.
Our debt may increase our vulnerability to economic or business downturns.
We are vulnerable to higher interest rates because interest expense on certain of our borrowings is based on margins over a variable base rate. We may experience material increases in our interest expense as a result of increases in general interest rate levels. If we were to breach covenants in our lending facilities, our lenders could exercise their remedies related to any material breaches, including acceleration of our payments and taking action with respect to their loan security. For the year ending December 31, 2012, we were not in compliance with two of our debt covenants under our primary credit facility with Fifth Third Bank. We received a waiver from the bank for failing to meet these requirements as of December 31, 2012. We cannot ensure that the bank would provide additional waivers if we are not in compliance with our debt covenants in the future.
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
In recent periods, there has been volatility in the market price for our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

•	Our quarterly operating results or the operating results of our companies in the waste management or stainless steel, ferrous, non-ferrous and fiber recycling industry;

•	Changes in general conditions in the economy, the financial markets or the stainless steel, ferrous, non-ferrous and fiber recycling industry;

•	Loss of significant customers and

•	Increases in materials and other costs.
In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

Item 2.	Properties.
The following table outlines our principal properties:

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

(1)
On February 16, 1998 our Board of Directors ratified and formalized an existing relationship in connection with our leasing of facilities from K&R, LLC ("K&R"). K&R is our affiliate because our Chief Executive Officer and principal shareholder, Harry Kletter, owns 100.0% of K&R. The rent beginning January 1, 2008 became $582.0 thousand per annum, payable at the beginning of each month in an amount equal to $48.5 thousand. This fixed minimum rent adjusts each five years in accordance with the consumer price index ("CPI"). Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI as stated in the lease agreement. The fixed minimum rent also increases to $750.0 thousand per annum, in an amount equal to $62.5 thousand per month in the event of our change in control. We must pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. Under the lease, we must also cover any damages arising out of our use of the leased property, unless such damages are caused by K&R’s negligence. In an addendum to the K&R lease as of January 1, 2005, the rent was increased $4.0 thousand as a result of the improvements made to the property in 2004. For years 2005 through 2012, the payments to K&R by the Company of $4.0 thousand for additional rent and the monthly payment from K&R to the Company of $3.9 thousand for a promissory note were offset. As of December 31, 2012, this note was paid in full.
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
Property Purchase – Camp Ground Road, Louisville, Kentucky
On January 13, 2009, we entered into an inventory purchase agreement with Venture Metals, LLC, one of the terms of which provided us with the right to retain the use of the property located at 3409 Camp Ground Road, Louisville, Kentucky, for a period not to exceed two years for a monthly rental of $15.0 thousand. The property consists of 5.67 acres with a 7,875 square foot building. In March of 2009, we transformed the Camp Ground Road location into a full-service recycling material receiving facility. We purchased this property on April 2, 2009.
Property Purchase – Grade Lane, Louisville, Kentucky
On September 10, 2009 we completed the acquisition of all outstanding membership interests in 7124 Grade Lane LLC and 7200 Grade Lane LLC, each a Kentucky limited liability company, owned by Harry Kletter Family Limited Partnership, a Kentucky limited partnership. Mr. Kletter is our vice-chairman and Chief Executive Officer and the general partner of Harry Kletter Family Limited Partnership.
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

	2012		2011		2010
Quarter Ended	High	Low	High	Low	High	Low
March 31	$6.95	$4.76	$14.48	$9.83	$11.93	$6.20
June 30	$5.66	$4.43	$13.02	$9.26	$15.27	$9.23
September 30	$5.22	$3.02	$11.30	$5.55	$21.18	$10.00
December 31	$3.94	$2.03	$6.77	$4.03	$16.55	$9.61
There were approximately 163 shareholders of record as of December 31, 2012.
Our Board of Directors did not declare any dividends in 2011 or 2012.
Under our loan agreement with Fifth Third Bank, ISA may make restricted payments constituting dividends if, and to the extent, that each of the following conditions have been met (i) our Board of Directors has approved them; (ii) such restricted payments made in any fiscal year do not exceed $750.0 thousand; (iii) if, after giving effect to such restricted payments, revolving loan availability is equal to or greater than an aggregate amount equal to $1.0 million; (iv) after giving effect to the proposed restricted payments, no default or event of default has occurred and is continuing as of the date such restricted payment occurs, and (v) ISA is in compliance with the financial covenants on a pro forma basis, after giving effect to such restricted payment.
On November 15, 2005, our Board of Directors authorized a program to repurchase up to 300.0 thousand shares of our common stock at current market prices. We did not repurchase any shares in 2012 or 2011.

Item 6.	Selected Financial Data.
Selected Financial Data

	(Amounts in thousands, except per share data)
Year ended December 31:	2012	2011	2010	2009	2008
Total revenue	$194,232	$277,213	$344,169	$181,925	$100,042
Net (loss) income	$(6,620)	$(3,881)	$8,053	$5,285	$1,528
Earnings (loss) per common share:
Basic	$(0.95)	$(0.56)	$1.22	$0.91	$0.28
Diluted	$(0.95)	$(0.56)	$1.21	$0.91	$0.28
Cash dividends declared per common share	$—	$—	$—	$—	$0.0667
At year end:
Total assets	$63,323	$80,970	$106,162	$66,674	$28,791
Long term debt and capital lease obligations, net of current maturities	$23,369	$26,688	$43,623	$16,654	$8,531
In 2009, ISA expanded into the stainless steel and high-temperature alloys recycling business by acquiring certain operating assets and hiring key employees. ISA also began our shredder operations in mid-2009. These events increased our revenues by expanding our sales and improving our product efficiencies. In 2011, the price of nickel, the key metal in stainless steel blends, decreased in the second quarter, reaching its low in November of that year. Demand for stainless steel also decreased. In response to these conditions, we made an adjustment of $3.4 million in the third quarter of 2011 to lower our inventory value to lower of cost or market. These events negatively affected our sales and net income in 2011. Although we were not required to adjust inventory values in 2012, the price of nickel remained low, averaging only $7.91 per pound for the year as compared to an average of $10.35 per pound in 2011. Demand for stainless steel also remained low. These events negatively affected our sales and net income in 2012. We did not have a lower of cost or market adjustment in 2012; however, we recorded a goodwill impairment loss of $6.8 million. As a result of changes in our long-term projections for stainless steel sales due to low demand for stainless steel and other nickel-based metals, the recycling reporting unit's fair value did not exceed its carrying value.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
General
Recent Developments
On April 1, 2013, ISA announced that it has entered into a management agreement with Louisville-based Blue Equity, LLC ("Blue Equity"). For a 12-month term beginning April 1, 2013, Blue Equity will provide management services to ISA, including working with ISA’s existing management team to review operations and identify opportunities for growth and profitability. ISA's Board of Directors considers Blue Equity's role as a key to ISA’s future plans to develop and improve upon its core business operations, enhance the current platform, secure strategic alliances and to diversify corporate holdings in domestic and international markets. Also on April 1, 2013, ISA issued 125.0 thousand shares of its common stock to Blue Equity in a private placement at a per share purchase price of $4.00. Subject to shareholder approval and vesting provisions, ISA granted options for a total of 1.5 million shares of its common stock to Blue Equity at an exercise price per share of $5.00.
We are primarily focusing our attention now and in the future towards our recycling business segment. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shredding, cutting and/or baling. We will also continue to focus on initiating growth in our management services business segment and our waste and recycling equipment sales, service and leasing division.
In 2009, we expanded into the stainless steel recycling market for super alloys and high temperature metals by purchasing inventories and related equipment from Venture Metals, LLC ("Venture") and hiring two of its key executives. We buy and sell stainless steel and high-temperature alloys to steel mills like North American Stainless, our primary customer. The Venture asset purchase is the latest in a series of actions we have undertaken to position ourselves for strategic growth. The multi-million-dollar shredder project, completed in June 2009, expands our processing capacity, offers specialty grades of scrap and improves end-product quality. The shredder began operations on July 1, 2009. In the last quarter of 2009, we improved the Grade Lane location and added a new entrance for our ISA Alloys operations, which we moved from the Camp Ground Road location to 7100 Grade Lane in November 2009. In July 2010, we purchased certain Venture intangibles, including the customer list and trade name, and entered into a non-compete agreement to protect our market position. On July 2, 2012, we opened the ISA Pick.Pull.Save used automobile yard, which is considered a new product line within the recycling segment.
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
Liquidity and Capital Resources
As of December 31, 2012, we held cash and cash equivalents of $1.9 million. We maintain a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of December 31, 2012, the balance in this account was $315.9 thousand. Other than this balance, our cash accounts are available to us without restriction.

On April 1, 2013, Industrial Services of America, Inc. and its subsidiary (the "Companies") entered into a Sixth Amendment to Credit Agreement (the "Sixth Amendment") with Fifth Third Bank (the "Bank") which amended the July 30, 2010 Credit Agreement (the "Credit Agreement"), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the "April Amendment"), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the "November Amendment"), the Third Amendment to Credit Agreement dated as of March 2, 2012 (the "Third Amendment"), the Fourth Amendment to Credit Agreement dated as of August 13, 2012 (the "Fourth Amendment"), and the Fifth Amendment to Credit Agreement dated as of November 14, 2012 (the "Fifth Amendment") as follows. The Sixth Amendment extended the maturity date of both the revolving credit facility and the term loan from October 31, 2013 to April 30, 2014. The Sixth Amendment also provided a waiver of the ratio of debt to adjusted EBITDA for the preceding twelve months (the "Senior Leverage Ratio") and the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") covenant defaults for the quarter ended December 31, 2012. The Sixth Amendment eliminated the Senior Leverage Ratio for the remaining term of the loan. The Sixth Amendment reduced our covenant to maintain the Fixed Charge Coverage Ratio to 0.6 to 1.0 for the quarter ending March 31, 2013. This ratio will be calculated using a trailing 3-month basis for this quarter. Beginning with the quarter ending June 30, 2013, the Fixed Charge Coverage Ratio requirement will return to 1.20 to 1 and be tested on a trailing 12-month basis as of each quarter end date. For the quarter ending March 31, 2013, the Sixth Amendment requires that the sum of the Companies' cash balances plus the amount of unused revolving line of credit availability under the borrowing base must equal or exceed $3.0 million in the aggregate ("Minimum Liquidity Covenant"). The Sixth Amendment increased our interest rate for both the revolving credit facility and term loan by 1.75% and 1.50%, respectively, to equal the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. The Sixth Amendment decreases the eligible inventory available for calculating the borrowing base effective April 1, 2013 to 57.5% of eligible inventory up to $12.5 million, and then to 55.0% of eligible inventory up to $12.5 million effective upon the earlier of delivery of the May 31, 2013 borrowing base certificate or June 30, 2013. In addition, the Companies agreed to perform other customary commitments and paid a fee of $40.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect.
On November 14, 2012, the Companies entered into the Fifth Amendment to Credit Agreement.  The Fifth Amendment decreased our maximum revolving commitment by $5.0 million to $25.0 million and provided a waiver of the Senior Leverage Ratio and the Fixed Charge Coverage Ratio covenant defaults for the quarter ended September 30, 2012.  In addition, the Companies also agreed to perform other customary commitments and paid a fee of $25.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect.

On August 13, 2012, the Companies entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment decreased our maximum revolving commitment by $10.0 million to $30.0 million and extended the maturity date of both the revolving credit facility and the term loan from July 31, 2013 to October 31, 2013. The Fourth Amendment also provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ended June 30, 2012. The Fourth Amendment also changed our covenant to maintain the Fixed Charge Coverage Ratio from not less than 1.20 to 1 to not less than 1.0 to 1 for the third quarter of 2012, and to not less than 1.50 to 1 for the fourth quarter of 2012. The Fourth Amendment also increased the interest rate for both the revolving credit facility and the term loan by fifty basis points (0.50%) to 3.50% and 3.75%, respectively. In addition, the Companies also agreed to perform other customary commitments and paid a fee of $25.0 thousand to the Bank. All other terms of the Credit Agreement and previous amendments remain in effect.
On March 2, 2012, the Companies entered into the Third Amendment to the Credit Agreement. The Third Amendment redefined the calculation period for the purpose of measuring compliance with our Senior Leverage Ratio and Fixed Charge Coverage Ratio such that each ratio would be calculated quarterly for the period beginning January 1, 2012 through the end of each quarter of 2012. Prior to the Third Amendment, the ratios were calculated on a rolling 12-month basis. The Third Amendment also changed the Senior Leverage Ratio. The Third Amendment also increased the unused line fee by 0.25% to 0.75% and provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending December 31, 2011, as discussed below. In addition, the Companies also agreed to perform other customary commitments and paid a fee of $10.0 thousand to the Bank.
On April 14, 2011, the Companies entered into the April Amendment to the Credit Agreement. The April Amendment (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents. Under the April Amendment, the Companies were permitted to borrow the lesser of $45.0 million (the "Maximum Revolving Commitment") or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $18.0 million. The November Amendment decreased the Maximum Revolving Commitment to $40.0 million.

Under the original Credit Agreement, we were permitted to borrow via a revolving credit facility the lesser of $40.0 million or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $17.0 million.

Eligible accounts are generally those receivables that are less than ninety days from the invoice date. As security for the revolving credit facility, we provided the Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with an $8.8 million term loan, entered into to replace several notes payable with another bank. Proceeds of the original revolving credit facility in the amount of $33.4 million were used to repay the outstanding principal balance of the prior obligations with another bank. We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory.
With respect to the revolving credit facility the interest rate at December 31, 2012 was one month LIBOR plus three hundred twenty-five basis points (3.25%) per annum, which is adjusted monthly on the first day of each month. As of December 31, 2012, this interest rate was 3.50%. We also paid a fee of 0.75% on the unused portion. Under the Sixth Amendment, the revolving credit facility expires on April 30, 2014. As of December 31, 2012, the outstanding balance on the revolving line of credit was $18.5 million.
The $8.8 million term loan provides for an interest rate that is twenty-five basis points (0.25%) higher than the interest rate for the revolving credit facility, and was 3.75% as of December 31, 2012. Principal and interest is payable monthly in 36 consecutive installments of approximately $125.0 thousand each. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on April 30, 2014. In addition, we will make an annual payment equal to 25% of (i) our adjusted EBITDA, minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of December 31, 2012, the outstanding balance on the term loan was $5.8 million.
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
In our original Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of the Senior Leverage Ratio of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of the Fixed Charge Coverage Ratio of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ended March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ended June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ended September 30, 2012 and decreased to 3.25 to 1 for the period ended December 31, 2012. The Senior Leverage Ratio was eliminated after December 31, 2013 by the Sixth Amendment. In 2012, the Senior Leverage Ratio was, in each quarter, calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The Sixth Amendment reduced the Fixed Charge Coverage Ratio requirements and added a Minimum Liquidity requirement, as noted above. The limitation on capital expenditures will remain the same going forward. As of December 31, 2012, we were not in compliance with the covenants in (i) and (ii) above due to decreased sales relating to low nickel prices and decreased demand in stainless steel in the last three quarters of the year. As of December 31, 2012, our ratio of debt to adjusted EBITDA was 8.02; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 0.44, and our capital expenditures totaled $1.7 million, which includes $48.4 thousand in deposits on equipment. We received a waiver from the Bank for the year ended December 31, 2012 for failing to meet the ratio requirements for covenants (i) and (ii) above. As of December 31, 2012, we have $6.5 million under our existing credit facilities that we can use based on the bank waiver received.
On April 12, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is 5.68% per annum. Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payment commenced on the 20th day of May, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, comes due on or before April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of December 31, 2012, the outstanding balance of the Note was $132.7 thousand.
On August 9, 2011, we entered into a Loan and Security Agreement (the “August Agreement”) with the Bank pursuant to which the Bank agreed to loan the Company funds pursuant to a Promissory Note (the “August Note”) in the amount of $115.0 thousand for the purpose of purchasing operating equipment. The interest rate is 5.95% per annum. Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015. As security for the August Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of December 31, 2012, the outstanding balance of the August Agreement was $79.7 thousand.
On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is 5.20% per annum. Principal and interest is payable in 48 equal monthly installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the October Note, we provided the Bank a first priority security interest in the equipment purchased with the proceeds. As of December 31, 2012, the outstanding balance on the October Note was $638.4 thousand.
On August 2, 2007, we entered into an asset purchase agreement for $1.3 million funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we paid $20.0 thousand per month for sixty months for various assets including tractor trailers, trucks and containers. The note payable reflected a seven percent (7.00%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100.0 thousand cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1.0 million and paid the loan in full in August of 2012.
We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $4.2 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $1.8 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $402.0 thousand in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.80%. At December 31, 2012, we recorded the estimated fair value of the liability related to the three swaps at approximately $249.6 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts and forecasted amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of December 31, 2012, the balance in this account was $315.9 thousand. See Note 1 – “Summary of Significant Accounting Policies – Derivative and Hedging Activities” and Note 2 - "Derivative and Hedging Activities" in the Notes to Consolidated Financial Statements for additional information about these derivative instruments.
During 2012, we paid $1.7 million for improvements, property and equipment. We paid $730.3 thousand for fencing, road and building improvements. In the recycling segment we paid $371.2 thousand for cranes, balers, trucks, trailers, racks, ramps, forklifts, containers, and other operating equipment and repairs. In the equipment sales, leasing and service segment, we purchased $380.5 thousand in rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers, containers, boxes and carts. It is our intention to continue to pursue this market. We purchased $113.1 thousand in office equipment, cameras, and software, and we purchased and upgraded vehicles for $90.6 thousand. We paid deposits of $48.8 thousand on machinery and equipment.
We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs for the next year and beyond, assuming compliance with the covenants in our Credit Agreement or continued waivers thereof. See “Financial condition at December 31, 2012 compared to December 31, 2011” section for additional discussion and details relating to cash flow from operating, investing, and financing activities. We do not have any material capital expenditure commitments as of December 31, 2012.
Critical Accounting Policies
In preparing financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We believe that we consistently apply judgments and estimates and that such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on our statement of operations and financial condition. Critical accounting policies, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain.
Estimates
In preparing the consolidated financial statements in conformity with GAAP, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates associated with annual goodwill impairment tests, estimates of deferred income tax assets and liabilities, estimates of inventory balances, and estimates of stock option values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.
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
Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2012, the estimated fair value of our financial instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the LIBOR rate. There is no readily available market by which to determine fair value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.
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

In accordance with this guidance, the following tables represent our fair value hierarchy for financial instruments, in thousands, at December 31, 2012 and 2011:

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2012:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,926	$—	$—	$1,926
Liabilities
Long term debt	$—	$(25,056)	$—	$(25,056)
Derivative contract - interest rate swap	—	(250)	—	(250)

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2011:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,267	$—	$—	$2,267
Liabilities
Long term debt	$—	$(28,509)	$—	$(28,509)
Derivative contract - interest rate swap	—	(484)	—	(484)
We have had no transfers in or out of Levels 1 or 2 fair value measurements. Other than the 2012 impairment of goodwill, we have had no activity in Level 3 fair value measurements for the year ending December 31, 2012. For Level 3 assets, goodwill, if any, is subject to impairment analysis each year end in accordance with ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment. No impairment was recorded as of December 31, 2011, as determined by a third party evaluation. See also Note 14 –“Goodwill and Intangibles” in the Notes to Consolidated Financial Statements for additional information on the third party valuation and the impairment loss in 2012.
Accounts receivable and allowance for doubtful accounts receivable
Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $100.0 thousand at December 31, 2012 and December 31, 2011. Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables nor do we normally require collateral for receivables.
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

We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded net realizable value of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. In the third quarter of 2011, demand and prices for inventory decreased due to reduced demand for stainless steel arising from weakening economic conditions, which led to a reduction in stainless steel sales volumes and average stainless steel selling prices. In addition, continued weak demand and the impact of declines in anticipated future selling prices which outpaced the decline in inventory costs, resulted in ISA recording a non-cash net realizable value (“NRV”) inventory write-down of $3.4 million in this quarter. No such write-down was necessary in 2012.
As of June 2012, we adopted a new method for estimating residual value amounts for automotive vehicle parts and appliances held in inventory. The new method was adopted due to the ongoing evaluation of our experience with the materials produced from our shredder operations. This change in estimate provides a more accurate value of these residual values in inventory and was applied prospectively in accordance with the Financial Accounting Standards Board's ("FASB") authoritative guidance titled “Accounting Standards Codification ("ASC") 250 - Accounting Changes and Error Corrections." The impact of this change resulted in a one-time increase in the cost of goods sold of $352.1 thousand during the quarter of implementation.
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
We review goodwill and intangibles at least annually for impairment based on the fair value method prescribed in FASB’s authoritative guidance in ASC 350 - "Intangibles - Goodwill and Other" and ASC 360 - "Property, Plant, and Equipment." In 2012, as a result of changes in our long-term projections for stainless steel sales due to low demand for stainless steel and other nickel-based metals, we recorded a goodwill impairment loss of $6.8 million. See also Note 14 –“Goodwill and Intangibles” in the Notes to Consolidated Financial Statements for additional information on the third party valuation and goodwill impairment.
Intangibles
Purchased intangible assets are initially recorded at cost and finite life intangible assets are amortized over their useful economic lives on a straight line basis. Intangible assets having indefinite lives and intangible assets that are not yet ready for use are not amortized and are reviewed annually for impairment as required by the FASB's ASC.
Intangible assets are considered to have indefinite lives when, based on an analysis of all of the relevant factors, there is no foreseeable limit to the period over which the asset is expected to generate cash flows for the Company. The factors considered in making this determination include the existence of contractual rights for unlimited terms and the life cycles of the products and processes that depend on the asset. See also Note 1 – “Summary of Significant Accounting Policies – Intangibles,” and Note 14 –“Goodwill and Intangibles” in the Notes to Consolidated Financial Statements.
Derivative Instruments
Beginning in October 2008, we began to utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any interest rate swap derivative instruments for trading purposes. We recognize as an adjustment to interest expense the differential paid or received on interest rate swaps. We include in other comprehensive income the change in the fair value of the interest rate swap, which is established as an effective hedge.
Beginning in July 2012, we began to utilize derivative instruments in the form of commodity hedges to assist in managing our commodity price risk. We do not enter into any commodity hedges for trading purposes. We include the gain or loss on the hedged items and the offsetting loss or gain on the related commodity hedge in cost of goods sold. We assess the effectiveness of a commodity hedge contract based on changes in the contracts fair value. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. The amounts representing the ineffectiveness of these hedges are not expected to be significant.
See also Note 1 - "Summary of Significant Accounting Policies - Derivative and Hedging Activities" and Note 2 - "Derivative and Hedging Activities" in the Notes to Consolidated Financial Statements for additional information regarding these derivative instruments.
Income Taxes
We account for income taxes under the asset and liability method. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those temporary differences. We recognize the effect on deferred tax assets and liabilities of a change in tax rates in income in the period that includes the enactment date. We recognize interest accrued related to unrecognized tax positions in interest expense and penalties in operating expenses, if appropriate. We use the deferral method of accounting for the available state tax credits relating to the purchase of the shredder equipment.
Stock Option Plans
We have an employee stock option plan under which we may grant options for up to 2.4 million shares of common stock, which are reserved by the board of directors for issuance of stock options. We account for this plan based on FASB’s authoritative guidance titled "ASC 718 - Compensation - Stock Compensation." We recognize share-based compensation expense for the fair value of the awards, as estimated using the Modified Black-Scholes-Merton Model, on the date granted on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. The maximum term of the option is five years.
Results of Operations
The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Income bear to total revenues and other pertinent data:

Year ended December 31,	2012	2011	2010
Consolidated Statements of Income Data:
Total revenue	100.00%	100.00%	100.0%
Total cost of goods sold	95.3%	97.0%	91.8%
Selling, general and administrative expenses	5.9%	4.5%	4.0%
Impairment loss, goodwill	3.5%	—%	—%
(Loss) income before other income (expense)	(4.7)%	(1.5)%	4.3%
The 1.7% decrease in cost of goods sold as a percentage of revenue in 2012 as compared to 2011 is mainly due to a 29.9% decrease in revenue due to continued lower demand of stainless steel and other metals, but a 31.2% decrease in cost of goods sold. The higher percentage decrease in cost of goods sold is partially due to the fact that we did not incur a lower of cost or market inventory write down in 2012 as compared with the $3.4 million write down in 2011 and we had lower direct labor cost in 2012 as compared to 2011 due to fewer employees, less overtime, and decreased production as a result of continued lower demand of stainless steel and other metal products. In 2012, as a result of changes in our long-term projections for stainless steel sales due to low demand for stainless steel and other nickel-based metals, the recycling reporting unit's fair value did not exceed its carrying value. We recorded a goodwill impairment loss of $6.8 million.
The 5.2% increase in cost of goods sold as a percentage of revenue in 2011 as compared to 2010 is due to a 19.5% decrease in revenue due to lower demand for stainless steel, but only a 14.9% decrease in cost of goods sold. The lower percentage decrease in cost of goods sold is partially due to lower margins beginning in August 2011 and the inventory write down to lower of cost or market of $3.4 million as metal prices dropped in the last half of 2011. Increases in repairs and maintenance expenses, labor expenses, depreciation expense, and fuel, lubricant, and hauling expenses also increased the cost of goods sold percentage in 2011.

Accumulated Other Comprehensive Income (Loss)
Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other accumulated comprehensive loss for our derivative instruments are recorded net of the related income tax effects. Refer to Note 1 – “Summary of Significant Accounting Policies - Derivative and Hedging Activities” and Note 2 - "Derivative and Hedging Activities" in the Notes to Consolidated Financial Statements for additional information about our derivative instruments.
The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 31, 2012 and 2011.

Total accumulated other comprehensive loss as of 1/1/11	$(353)
Unrealized gain on derivative instruments, net of tax, during 2011	63

Total accumulated other comprehensive loss as of 12/31/11	(290)
Unrealized gain on derivative instruments, net of tax, during 2012	140

Total accumulated other comprehensive loss as of 12/31/12	$(150)
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Total revenue decreased $83.0 million or 29.9% to $194.2 million in 2012 compared to $277.2 million in 2011. With respect to the Recycling segment, Recycling revenue decreased $82.8 million or 30.7% to $187.0 million in 2012 compared to $269.8 million in 2011. This change was primarily due to a 24.7 million pound or 23.0% decrease in the volume of stainless steel shipments due to a decrease in worldwide stainless steel demand beginning in the second quarter of 2011 and continuing throughout 2012. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased our sales orders received beginning in the second quarter of 2011 and continuing through 2012. The volume of ferrous materials shipments also decreased by 63.7 thousand gross tons, or 30.5%.
While some scrap buyers provide consistently competitive prices from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In 2012, sales to repeat Recycling scrap buyers decreased by approximately $87.6 million, or 33.5% as compared to 2011. Within the amount sold to all Recycling scrap buyers in 2012, 5.2% of these sales were to new and competitively-priced, intermittent scrap buyers. In 2011, 6.1% of sales to all Recycling scrap buyers were to new and competitively-priced, intermittent scrap buyers. Sales during 2011 to non-recurring Recycling scrap buyers in 2012 totaled 7.8% of 2012 sales to all Recycling scrap buyers. Sales during 2010 to non-recurring Recycling scrap buyers in 2011 totaled 2.6% of 2011 sales to all Recycling scrap buyers. In addition to the reduction in volume, total revenue was also affected by the decrease in overall average commodity prices for all materials shipped by $75.78 per gross ton, or 8.5%. Specifically, the year-to-date average nickel price per pound on the London Metal Exchange in 2012 decreased 23.6% as compared to the year-to-date average nickel price per pound in 2011. Nickel is a key commodity used in stainless steel blends. These decreases were partially offset by a 3.4 million pound, or 11.2%, increase in the volume of nonferrous shipments.
With respect to the Waste Services segment, Waste Services revenue decreased $0.2 million or 2.7% to $7.2 million in 2012 compared to $7.4 million in 2011, primarily due to lower rental revenue, which decreased by $174.6 thousand in 2012 as compared to 2011. One customer was taken over by another company which decided they no longer needed the containers the customer was renting through us beginning in May of 2012. The average cardboard price was $19.79 per ton lower in 2012 as compared to 2011, which also decreased cardboard recycling revenue. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services revenue between periods.
Total cost of goods sold decreased $83.9 million or 31.2% to $185.0 million in 2012 compared to $268.9 million in 2011. Recycling cost of goods sold decreased $83.8 million or 31.8% to $179.7 million in 2012 compared to $263.5 million in 2011. This decrease was primarily due to decreases in the volume of purchases of stainless steel, ferrous, and nonferrous materials of 8.3 million pounds, or 9.1%, 87.9 thousand gross tons, or 35.1% and 4.6 million pounds, or 11.0%, respectively, along with the decreased volume of shipments noted above. Also, in 2011, we incurred a lower of cost or market write-down of $3.4 million, which we did not in 2012. Other decreases in cost of goods sold were as follows:

•
a decrease of $1.1 million in direct labor costs due to fewer average employees on the weekly payroll in 2012 as compared to 2011 and decreased production due to the continued decline in market demand for stainless steel and other metals;

•	a decrease of $0.4 million in repairs and maintenance expense; and

•	a decrease of $0.3 million in fuel, lubricants, and hauling expenses.
These decreases were partially offset by an increase in the overall average commodity prices for materials purchased of $14.15 per gross ton, or 1.9%, as well as the following:

•	an increase of $0.3 million in processing costs; and

•	an increase of $0.1 million in advertising, marketing, and entertainment expenses primarily due to the opening of the automobile parts yard.
Waste Services cost of goods sold decreased $0.2 million or 3.6% to $5.3 million in 2012 compared to $5.5 million in 2011, primarily due to lower rental expense beginning in May of 2012 when we no longer needed to rent certain containers for one customer's use. That customer was taken over by another company which determined they no longer needed the containers the customer was renting through us. Also, depreciation expense for our rental equipment decreased by $80.3 thousand in 2012 as compared to 2011 as 61.1% of the rental equipment was fully depreciated as of December 31, 2012 and 57.2% of the rental equipment was fully depreciated as of December 31, 2011.
We have reclassified certain expenses in our income statement to more accurately reflect segment performance and we have reclassified cost of goods sold and selling, general and administrative expenses for the years ended December 31, 2011 and 2010 to be consistent with current presentation. These reclassifications had no effect on previously reported net income.
We make certain assumptions regarding future demand, current replacement costs and net realizable value in order to assess that we have properly recorded inventory at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value inventory adjustments of $3.4 million in the third quarter of 2011 to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. No such adjustment was made in 2012.
Selling, general and administrative ("SG&A") expenses decreased $1.0 million or 8.1% to $11.4 million in 2012 compared to $12.4 million in 2011. The decrease in SG&A expenses was primarily due to the following:

•	a net decrease in the management fee, directors’ fees, and consulting fees of $0.4 million;

•	a net decrease in legal fees of $0.3 million;

•	a net decrease in fuel, lubricants and hauling of $0.2 million;

•	a decrease in repairs and maintenance of $0.1 million;

•	a decrease in license, taxes, and fees of $0.1 million;

•	a decrease in operating supplies of $0.1 million;

•	a decrease in lease and rental expenses of $0.1 million; and

•	a decrease in advertising, marketing, and entertainment of $48.8 thousand.
These decreases were partially offset by the following:

•	a net increase in labor expenses and benefits of $0.3 million; and

•	a net increase in stock, stock option and cash bonuses of $0.2 million.
As a percentage of total revenue, selling, general and administrative expenses were 5.9% in 2012 compared to 4.5% in 2011.
Interest expense decreased $0.6 million or 25.0% to $1.8 million in 2012 compared to $2.4 million in 2011 due to lower levels of debt held in 2012 as compared to 2011. The decrease in debt relates to principal payments made on existing debt in 2012 and holding a lower balance on the revolving credit facility with the Bank in 2012 as compared to 2011. The maximum revolving commitment was decreased to $25.0 million in November of 2012 from $40.0 million in 2011. This revolving credit facility allows for funding temporary fluctuations in accounts receivable and inventory. We did not purchase any additional equipment using new term debt facilities in 2012; however, in 2011, we purchased operating equipment totaling $331.9 thousand using new term debt facilities.
Other income was zero in 2012 compared to other loss of $566.0 thousand in 2011, a decrease in other loss of $566.0 thousand, as outlined in the table below describing the significant components for each year. The $566.0 thousand decrease in other expense in 2012 resulted primarily from the need to cancel purchase contracts due to the decrease in demand for stainless steel in the second quarter of 2011. These contracts required us to pay $500.0 thousand in termination fees in 2011 that we did not need to pay in 2012. Management chose to terminate these purchase contracts because the purchase contracts canceled were valued at approximately $2.4 million, an amount well above the prevailing market price of the underlying commodities. Because we could purchase these commodities in the market at lower cost when needed to fill new shipment orders, management determined that we could benefit from market volatility by canceling these contracts, even after paying the termination fees.
Significant components of other income (expense), in thousands, were as follows:

	Fiscal Year Ended December 31,
Description Other Income (Expense)	2012	2011
Lennox Industries legal settlement	$—	$(84.5)
Fee to cancel purchase contracts	—	(500.0)
Other	—	18.5
Total other income, net	$—	$(566.0)
The income tax benefit decreased $1.1 million to a credit of $4.2 million in 2012 compared to a credit of $3.0 million in 2011. Excluding the $6.8 million goodwill impairment loss, we reported a smaller loss in 2012 as compared to 2011, which included the inventory write-down of $3.4 million in 2011. The effective tax rates, including the goodwill impairment loss, in 2012 and 2011 were 38.6% and 43.9%, respectively, based on federal and state statutory rates. In 2011, the Internal Revenue Service conducted an examination of our 2009 income tax return and, per the final report, proposed changes amounting to approximately $735.0 thousand of additional taxes due for which we received an invoice early in 2012. This adjustment arose from our use of bonus depreciation rules for certain additions to shredding equipment which were determined to be disqualified for bonus depreciation. This resulting adjustment to 2009 depreciation deductions allowed us to file an amended U.S. tax return for 2010, pursuant to which we claimed additional depreciation deductions and resulting in a claim for a refund of income taxes paid amounting to approximately $113.0 thousand. The additional tax and refund due were accrued as of December 31, 2011. The payment was netted against the refund received in 2012 due to the 2012 net loss. The refund due was received in 2012 as well. Refer to Note 4 – “Income Taxes” in the Notes to Consolidated Financial Statements.
Financial Condition at December 31, 2012 compared to December 31, 2011
Cash and cash equivalents decreased $0.4 million to $1.9 million as of December 31, 2012 compared to $2.3 million as of December 31, 2011.
Net cash from operating activities was $4.7 million for the year ended December 31, 2012. The net cash from operating activities is primarily due to decreases in receivables of $3.8 million, income tax receivable of $2.5 million and inventories of $2.0 million, partially offset by decreases in accounts payable of $4.3 million and a decrease in deferred income taxes of $1.3 million. The decrease in receivables relates to the decrease in shipping volumes of all materials of 31.1 million pounds, or 25.1%, in the fourth quarter of 2012 as compared to the fourth quarter of 2011. We also decreased purchasing activity for all materials by 129.1 million pounds, or 24.3%, in the fourth quarter of 2012 as compared to the fourth quarter of 2011. The decrease in purchasing activity affects the accounts payable balance. Accounts receivable and payable balances are also affected by the timing of shipments, receipts, and payments throughout the quarter. We received tax refunds of $2.8 million during 2012. No refunds were received in 2011.
We used net cash in investing activities of $1.6 million for the year ended December 31, 2012. During 2012, we paid $1.7 million for improvements, property and equipment. We paid $730.3 thousand for fencing, road and building improvements. In the recycling segment we paid $371.2 thousand for cranes, balers, trucks, trailers, racks, ramps, forklifts, containers, and other operating equipment and repairs. In the equipment sales, leasing and service segment, we purchased $380.5 thousand in rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers, containers, boxes and carts. It is our intention to continue to pursue this market. We purchased $113.1 thousand in office equipment, cameras, and software, and we purchased and upgraded vehicles for $90.6 thousand. We paid deposits of $48.8 thousand on machinery and equipment.

We used net cash in financing activities of $3.5 million in the year ended December 31, 2012. During 2012, we made payments on debt obligations of $3.5 million. There were no cash dividends paid or common stock repurchases in 2012 or 2011.
Trade accounts receivable after allowances for doubtful accounts decreased $3.9 million or 22.7% to $13.3 million as of December 31, 2012 compared to $17.2 million as of December 31, 2011. This change was primarily due to the decreased volume of shipments in the fourth quarter of 2012 as compared to the volume of shipments in the fourth quarter of 2011. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Recycling accounts receivable decreased $3.8 million or 23.3% to $12.5 million as of December 31, 2012 compared to $16.3 million as of December 31, 2011. The volume of stainless steel material shipments decreased by 2.8 million pounds, or 11.3%, and the volume of ferrous material shipments decreased by 12.8 thousand gross tons, or 29.9% during the fourth quarter of 2012 as compared to the fourth quarter of 2011. These decreases were partially offset by an increase in nonferrous material shipments of 446.7 thousand pounds, or 5.1%, and an overall average cost increase for materials shipped of $69.75 per gross ton, or 9.2%, in the fourth quarter of 2012 compared to the same period in 2011.
Waste Services’ accounts receivable decreased $50.0 thousand or 5.3% to $890.0 thousand as of December 31, 2012 compared to $940.0 thousand as of December 31, 2011. In general, the accounts receivable balance fluctuates due to the timing of services and receipt of customer payments.
Inventories for sale consist principally of stainless steel alloys, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. We use the replacement parts included in inventory within a one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. We depreciate these replacement parts over a one-year life. Inventory decreased $2.0 million or 10.8% to $16.5 million as of December 31, 2012 compared to $18.5 million as of December 31, 2011. As the demand for stainless steel and other metals remained low in 2012, we decreased both shipping and purchasing activity throughout 2012 as compared to 2011, which affects our inventory levels. Specifically, in the fourth quarter of 2012, we decreased the volume of stainless steel, ferrous and nonferrous material purchases by 3.6 million pounds, or 22.8%, 10.7 thousand gross tons, or 23.5%, and 3.8 million pounds, or 33.8%, respectively, as compared to the fourth quarter of 2011. Also, we shipped 972.2 million pounds, or 1.1%, of material more than we purchased, which decreased our inventory. Lower demand also put downward pressure on metal prices. The overall average price of commodities purchased in the fourth quarter of 2012 was $52.84, or 7.5%, lower than in the fourth quarter of 2011.
Inventories, in thousands, as of December 31, 2012 and December 31, 2011 consisted of the following:

	2012	2011
Stainless steel, ferrous, and non-ferrous materials	$14,894	$16,819
Waste equipment machinery	57	39
Other	36	63
Total inventories for sale	14,987	16,921
Replacement parts	1,542	1,623
Total inventories	$16,529	$18,544
As of December 31, 2012, stainless steel inventory consisted of 11.8 million pounds at a unit cost of $0.777 per pound, which includes processing costs. As of December 31, 2011, stainless steel inventory consisted of 14.3 million pounds at a unit cost of $0.691 per pound, which includes processing costs. As of December 31, 2012, ferrous inventory consisted of 9.6 thousand gross tons at a unit cost, including processing costs, of $365.34 per gross ton. As of December 31, 2011, ferrous inventory consisted of 9.9 thousand gross tons at a unit cost, including processing costs, of $449.74 per gross ton. As of December 31, 2012, nonferrous inventory consisted of 1.7 million pounds at a unit cost, including processing costs, of $1.307 per pound. As of December 31, 2011, nonferrous inventory consisted of 2.3 million pounds with a unit cost, including processing costs, of $1.087 per pound.
We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded a non-cash net realizable value (NRV) inventory adjustment of $3.4 million in the third quarter 2011 to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. No adjustment was made in 2012.

Year	Inventory Type	Pounds	Unit Cost	Amount
2012	Stainless Steel	11,764,546	$0.777	$9,135,348
2011	Stainless Steel	14,333,732	$0.691	$9,911,380

Year	Inventory Type	Gross Tons	Unit Cost	Amount
2012	Ferrous	9,644	$365.337	$3,523,355
2011	Ferrous	9,885	$449.741	$4,445,821

Year	Inventory Type	Pounds	Unit Cost	Amount
2012	Non-ferrous	1,710,374	$1.307	$2,235,564
2011	Non-ferrous	2,265,388	$1.087	$2,461,694

Inventory aging for the period ended December 31, 2012 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$8,070	$1,417	$470	$4,937	$14,894
Replacement parts	1,542	—	—	—	1,542
Waste equipment machinery	—	6	—	51	57
Other	36	—	—	—	36
Total	$9,648	$1,423	$470	$4,988	$16,529

Inventory aging for the period ended December 31, 2011 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$11,160	$1,475	$424	$3,760	$16,819
Replacement parts	1,623	—	—	—	1,623
Waste equipment machinery	—	—	—	39	39
Other	63	—	—	—	63
Total	$12,846	$1,475	$424	$3,799	$18,544
Inventory in the "Over 90 days" category as of December 31, 2011 included several materials that were bought in bulk that had intrinsic values for stainless steel blends. We purchased a majority of the bulk materials in the second quarter of 2011 in anticipation of continued high demand for stainless steel shipments as well as other specialty metal shipments. These materials are low value items that can only be used in limited quantities. With continued low demand for stainless steel blends, restrictions on blend content and high penalties on certain metals, we will continue to work them out of the system as demand allows. Inventory controls have been put in place to assure proper turnover ratios.
Accounts payable trade decreased $4.3 million or 40.2% to $6.4 million as of December 31, 2012 compared to $10.7 million as of December 31, 2011. Recycling accounts payable decreased $4.4 million or 46.3% to $5.1 million as of December 31, 2012 compared to $9.5 million as of December 31, 2011. This decrease was primarily due to decreased purchasing activity for all materials near the end of the year. The volume of purchases of stainless steel, ferrous, and nonferrous materials decreased by 3.5 million pounds, or 22.8%, 10.7 thousand gross tons, or 23.5%, and 3.8 million pounds, or 33.8%, respectively, in the fourth quarter of 2012 as compared to the same period in 2011. The overall average commodity purchase prices for all materials decreased by $52.84 per gross ton, or 7.5%. Our accounts payable payment policy in the recycling segment is consistent between years. In general, the timing of payments made to our vendors will also affect the accounts payable balance.

Waste Services accounts payable increased $0.1 million or 9.1% to $1.2 million as of December 31, 2012 compared to $1.1 million as of December 31, 2011. This change was primarily due to the timing of payments.
Working capital decreased $4.3 million to $25.1 million as of December 31, 2012 compared to $29.4 million as of December 31, 2011. Decreases in net accounts receivable of $3.8 million, in income taxes receivable of $2.5 million, in inventories of $2.0 million, and in cash of $0.3 million were positive contributors to working capital in 2012, partially offset by a decrease in accounts payable of $4.3 million. During 2012, we used these positive working capital contributors to purchase or make deposits on property and equipment of $1.7 million and to decrease our term loans and revolving debt.
Contractual Obligations
The following table provides information with respect to our known contractual obligations for the year ended December 31, 2012:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$25,056	$1,687	$23,369	$—	$—
Operating lease obligations (1)	3,782	823	1,634	1,325	—
Total	$28,838	$2,510	$25,003	$1,325	$—

(1)
We lease our Louisville, Kentucky facility from K&R, LLC ("K&R"), the sole member of which is Harry Kletter, our chief executive officer, under an operating lease that, as of December 31, 2012, automatically renews for a five-year option period under terms of the lease agreement unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. The rent was adjusted in January 2008 per the agreement to monthly payments of $48.5 thousand through December 2012. Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI index as stated in the lease agreement. In the event of a change of control, the monthly payments become $62.5 thousand. See Item 2. Properties -- Related Parties Agreements.

We also lease equipment from K&R for which monthly payments of $5.5 thousand are due through October 2015 and monthly payments of $5.0 thousand are due through April 2016.

We lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $1.0 thousand are due through September 2013.

We subleased the Lexington property to an unaffiliated third party for a term commencing March 1, 2007 and ending January 31, 2012 for $4.5 thousand per month. We leased this property from an unrelated party for $4.5 thousand per month. The lease terminated on February 10, 2012.
We lease a lot in Louisville, KY for a term that commenced in March 2012 and ends in February 2016. The monthly payment amount from March 2012 through February 2014 is $3.5 thousand. The monthly payment amount then increases to $3.8 thousand for the remaining term.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the interest rate swaps, for which changes in value are accounted for in other comprehensive income.
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Total revenue decreased $67.0 million or 19.5% to $277.2 million in 2011 compared to $344.2 million in 2010. Recycling revenue decreased $66.0 million or 19.7% to $269.8 million in 2011 compared to $335.8 million in 2010. This change was primarily due to a 107.0 million pound or 49.8% decrease in the volume of stainless steel shipments due to a decrease in worldwide stainless steel demand beginning in the second quarter. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased our sales orders received in each of the last three quarters of the year. The volume of other nonferrous materials shipments also decreased by 2.1 million pounds, or 6.7%. In 2011, sales to existing recycling dealers decreased by approximately $75.2 million, or 23.1%. New dealer sales in 2011 totaled approximately $16.3 million, while lost dealer sales totaled only $6.9 million in 2010. In addition to the reduction in volume, total revenue was also affected by the decrease in overall average commodity prices for all materials shipped by $66.90 per gross ton, or 7.0%. Specifically as of December, nickel prices on the London Metal Exchange decreased 40% since the first quarter, falling to their lowest level in November 2011. Nickel is a key commodity used in stainless steel blends. These decreases were partially offset by a 14.6 thousand gross ton, or 7.5%, increase in the volume of ferrous shipments. Waste Services revenue decreased $0.9 million or 10.8% to $7.4 million in 2011 compared to $8.3 million in 2010. This decrease was primarily due to a decrease in management revenue of $0.9 million caused by the loss of several large customers in the first and second quarters. The decrease was partially offset by the gain of one large customer in the third quarter.
Total cost of goods sold decreased $46.9 million or 14.9% to $268.9 million in 2011 compared to $315.8 million in 2010. Recycling cost of goods sold decreased $49.6 million or 16.0% to $260.0 million in 2011 compared to $309.6 million in 2010. This decrease was primarily due to a decrease in the volume of purchases of stainless steel of 131.9 million pounds, or 59.0% along with the decreased volume of shipments noted above. Overall average commodity prices for materials purchased decreased $108.57 per gross ton, or 12.8%. Other decreases in cost of goods sold were as follows:

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
Waste Services cost of goods sold decreased $0.7 million or 11.3% to $5.5 million in 2011 compared to $6.2 million in 2010 primarily due to the loss of customers mentioned above.
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
Selling, general and administrative (SG&A) expenses decreased $1.2 million or 8.8% to $12.4 million in 2011 compared to $13.6 million in 2010. The decrease in SG&A expenses was primarily due to the following:

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
As a percentage of total revenue, selling, general and administrative expenses were 4.5% in 2011 compared to 4.0% in 2010.
Interest expense decreased $0.2 million or 7.7% to $2.4 million in 2011 compared to $2.6 million in 2010 due to lower levels of factoring interest, partially offset by higher levels of debt in the first three quarters of 2011 compared to that same period in 2010. Due to lower sales in 2011 as compared to 2010, our interest expense relating to factoring was $0.8 million less in 2011 than in 2010. The increase in debt, mainly the revolving credit facility with the Bank, allows for funding temporary fluctuations in accounts receivable and inventory. We also purchased additional equipment using debt facilities.
Other loss was $0.6 million in 2011 compared to other income of $40.0 thousand in 2010, a decrease of $0.6 million, as outlined in the table below describing the significant components for each year. The $0.5 million increase in other expense resulted from the need to cancel purchase contracts due to the decrease in demand for stainless steel in the second quarter of 2011. These contracts required the Company to pay $0.5 million in termination fees. The Company chose to terminate these purchase contracts because the purchase contracts canceled were valued at approximately $2.4 million, an amount well above the prevailing market price of the underlying commodities. Because the Company can purchase these commodities in the market at lower cost when needed to fill new shipment orders, management determined that the Company could benefit from market volatility by canceling these contracts, even after paying the termination fees.
Significant components of other income (expense), in thousands, were as follows:

	Fiscal Year Ended December 31
Description Other Income (Expense)	2011	2010
Lennox Industries legal settlement	$(84.5)	$—
Fee to cancel purchase contracts	(500.0)	—
Other	18.5	40.0
Total other income, net	$(566.0)	$40.0
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
Trade accounts receivable after allowances for doubtful accounts decreased $10.2 million or 37.2% to $17.2 million as of December 31, 2010 compared to $27.4 million as of December 31, 2010. This change was primarily due to the decreased volume of stainless steel and ferrous shipments in the fourth quarter of 2011.
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
Waste Services’ accounts receivable decreased $0.2 million or 18.2% to $0.9 million as of December 31, 2011 compared to $1.1 million as of December 31, 2010. In general, the accounts receivable balance fluctuates due to the timing of services and receipt of customer payments.
Inventories for sale consist principally of stainless steel alloys, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. We use the replacement parts included in inventory within a one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. We depreciate these replacement parts over a one-year life. Inventory decreased $15.8 million or 46.1% to $18.5 million as of December 31, 2011 compared to $34.3 million as of December 31, 2010. With lower demand for stainless steel causing fewer sales orders in the second quarter, we decreased purchasing activity and canceled several purchase contracts. Overall, we decreased the volume of stainless steel purchases by 131.9 million pounds or 59.0% for the year. Lower demand also put downward pressure on metal prices. We made an adjustment of approximately $3.4 million to lower our stainless steel inventory value to the market value in the third quarter. These decreases were partially offset by an increase in the volume of ferrous purchases of 24.2 gross tons or 10.7%, and an increase in the volume of nonferrous purchases of 6.8 million pounds or 19.3% in 2011 as compared to 2010.
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
Accounts payable trade decreased $0.7 million or 6.1% to $10.7 million as of December 31, 2011 compared to $11.4 million as of December 31, 2010. Recycling accounts payable increased $0.2 million or 2.2% to $9.5 million as of December 31, 2011 compared to $9.3 million as of December 31, 2010. This increase was primarily due to increased purchasing of stainless steel materials near the end of the year and by an increase in the volume of purchases for nonferrous materials of 1.7 million pounds, or 17.2% in the fourth quarter of 2011 as compared to the same period in 2010. Overall, there was a decrease in the volume of purchases for stainless steel materials of 54.2 million pounds, or 77.5% and for ferrous materials of 16.9 gross tons, or 27.1% in the fourth quarter of 2011 as compared to the same period in 2010. The overall average commodity purchase prices for all materials decreased by $199.4 per gross ton, or 22.0%. Our accounts payable payment policy in the recycling segment is consistent between years.
Waste Services accounts payable decreased $0.3 million or 23.1% to $1.0 million as of December 31, 2011 compared to $1.3 million as of December 31, 2010. This change was due to market conditions and the timing of payments.
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
Impact of Recently Issued Accounting Standards
In September 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-08, an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, the quarter ending March 31, 2012 for us, and early adoption was permitted. The adoption of ASU 2011-08 did not have a material impact on our Condensed Consolidated Financial Statements.
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
In May 2011, the FASB issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)." The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011, the quarter ending March 31, 2012 for us, and are to be applied prospectively. Early application was not permitted. The adoption of ASU 2011-04 did not have a material impact on our Condensed Consolidated Financial Statements.

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
In a prior year, we entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $4.2 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $1.8 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $402.0 thousand in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At December 31, 2012, we recorded the estimated fair value of the liability related to the three swaps at approximately $249.6 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional and forecasted amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. See Note 3 – “Notes Payable to Bank” in the Notes to Consolidated Financial Statements for an outline of the notional amounts relating to these agreements.
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

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2012, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b)	Internal controls over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting includes the process designed by, or under the supervision of, our CEO and CFO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

▪	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

▪
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

▪	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2012, and concluded that such internal control over financial reporting was effective as of December 31, 2012.

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

(c)	Changes to internal control over financial reporting

There were no changes in ISA’s internal control over financial reporting during the year ended December 31, 2012 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance. *

Item 11.	Executive Compensation *

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters. *

Item 13.	Certain Relationships and Related Transactions, and Director Independence. *

Item 14.	Principal Accountant Fees and Services. *
* The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2013 Annual Meeting of Shareholders of ISA which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after ISA’s year end for the year covered by this report under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules.

(a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:
Page

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-2

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010	F-5

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010	F-7

Notes to Consolidated Financial Statements	F-8

(a)(2) Consolidated Financial Statement Schedules.

Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010	F-33

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

(c) Consolidated Financial Statement Schedules.
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010 are incorporated by reference at page F-33 of the ISA Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:	April 1, 2013	By :	/s/ Harry Kletter

Harry Kletter, Vice-Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Harry Kletter	Vice-Chairman of the Board and Chief Executive Officer	April 1, 2013
Harry Kletter	(Principal Executive Officer)

/s/ Brian Donaghy	President, Chief Operating Officer and Director	April 1, 2013
Brian Donaghy

/s/ Alan Schroering	Vice-President of Finance and Interim Chief Financial Officer	April 1, 2013
Alan Schroering	(Principal Financial Officer and Principal Accounting Officer)

/s/ Orson Oliver	Director	April 1, 2013
Orson Oliver

/s/ Albert Cozzi	Director	April 1, 2013
Albert Cozzi

/s/ Alan Gildenberg	Director	April 1, 2013
Alan Gildenberg

/s/ David Russell	Director	April 1, 2013
David Russell

/s/ Francesca Scarito	Director	April 1, 2013
Francesca Scarito

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**	Certificate of Incorporation of ISA is incorporated by reference to Exhibit 3.1 of ISA’s report on Form 10-KSB for the year ended December 31, 1995.

3.2	**	Articles of Amendment to the Articles of Incorporation of ISA, dated February 29, 2012 is incorporated by reference herein, to Exhibit 3.2 on Form 10-K of ISA, filed March 7, 2012.

3.3	**	Amended and Restated Bylaws of ISA, dated January 19, 2012 are incorporated by reference herein, to Exhibit 3.3 on Form 10-K of ISA, filed March 7, 2012.

10.1	**	Lease Agreement, dated January 1, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.2	**	Consulting Agreement, dated as of January 2, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.3	**
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

10.15	**
Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.16	**	Schedule 5.22 to Credit Agreement is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.17	**
Revolving Loan Note, dated July 30, 2010, in the amount of $40,000,000 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.6 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.18	**
Term Loan Note, dated July 30, 2010, in the amount of $8,800,000 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.7 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.19	**
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
Pledge Agreement, dated as of July 30, 2010, by and between Industrial Services of America, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.10 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.22	**
Promissory Note, dated April 12, 2011, in the amount of $226,855 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2011, as filed on May 2, 2011.

10.23	**
Loan and Security Agreement dated April 12, 2011, by and between Fifth Third Bank and Industrial Services of America, Inc. is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2011, as filed on May 2, 2011.

10.24	**
First Amendment to Credit Agreement, dated April 14, 2011, by and among Industrial Services of America, Inc., ISA Indiana, Inc., and Fifth Third Bank is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2011, as filed on May 2, 2011.

Exhibit Number		Description of Exhibits

10.25	**
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

10.26	**
Amended and Restated Revolving Loan Note, dated April 14, 2011, in the amount of $45,000,000 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2011, as filed on May 2, 2011.

10.27	**
First Amendment to Credit Agreement, dated November 15, 2010 by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.28	**
Promissory Note, dated October 13, 2010, in the amount of $1,320,240 payable to Fifth Third Bank, and Loan and Security Agreement, dated October 13, 2010, by and between Fifth Third Bank and Industrial Services of America, Inc. is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.29	**
Exhibit A of First Amendment to Credit Agreement, dated April 14, 2011: Amended and Restated Revolving Loan Note, dated April 14, 2011, in the amount of $45,000,000 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.30	**
Schedules 1.1 through 8.11 of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.31	**
Exhibit A (Advance Request and Borrowing Notice) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.6 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.32	**
Exhibit B (Borrowing Base Certificate) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.7 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.33	**
Exhibit C-1 (Form of Borrower Security Agreement) of Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.8 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.34	**
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

10.43	**
Exhibit A to the Loan and Security Agreement: Promissory Note, including Schedule A, dated August 9, 2011, in the amount of $115,010 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2011, as filed on November 14, 2011.

10.44	**
Second Amendment to Credit Agreement, dated November 15, 2011, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 8-K, as filed on December 12, 2011.

10.45	**
Amended and Restated Revolving Loan Note, dated November 15, 2011, by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 8-K, as filed on December 12, 2011.

10.46	**
Second Amendment to Consulting Agreement, dated as of February 23, 2012, by and between ISA and K&R, LLC is incorporated by reference herein to Exhibit 10.1 of ISA's Report on Form 8-K, as filed on February 29, 2012.*

10.47	**
Third Amendment to Credit Agreement, dated as of March 2, 2012, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.54 of ISA's Report on Form 10-K, as filed on March 7, 2012.

10.48	**
Fourth Amendment to Credit Agreement, dated as of August 13, 2012 by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of ISA's Report on Form 10-Q, as filed on August 14, 2012.

10.49	**
Exhibit D (Compliance Certificate) of Fourth Amendment to Credit Agreement, dated as of August 13, 2012, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference to Exhibit 10.2 of ISA's Report on Form 10-Q, as filed on August 14, 2012.

10.50	**
Amended and Restated Revolving Loan Note, dated as of August 13, 2012, by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.3, as filed on August 14, 2012.

Exhibit Number		Description of Exhibits

10.51	**
Fifth Amendment to Credit Agreement, dated as of November 14, 2012 by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 99.1 of ISA's Report on Form 8-K, as filed on November 20, 2012.

10.52	**
Amended and Restated Revolving Loan Note, dated as of November 14, 2012 by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 99.2 of ISA's Report on Form 8-K, as filed on November 20, 2012.

10.53		Sixth Amendment to Credit Agreement, dated as of April 1, 2013 by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank.

10.54		Renewed Revolving Loan Note, dated as of April 1, 2013 by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank.

10.55		Renewed Term Loan Note, dated as of April 1, 2013 by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank.

10.56	**	Industrial Services of America, Inc. 2009 Long Term Incentive Plan is incorporated by reference herein to Annex A of ISA's Report on Form DEF 14A, the 2009 Proxy Statement, as filed on April 30, 2009.

10.57		Form of Stock Option Agreement issued in connection with the 2009 Long Term Incentive Plan.

11		Statement of Computation of Earnings Per Share (See Note 10 to Notes to Consolidated Financial Statements).

21		List of subsidiaries of Industrial Services of America, Inc.

31.1		Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K for the year ended December 31, 2012.

31.2		Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K for the year ended December 31, 2012.

32.1		Section 1350 Certification of Harry Kletter and Alan Schroering for the Form 10-K for the year ended December 31, 2012.

101.INS		XBRL Instance Document***

101.SCH		XBRL Taxonomy Extension Schema Document***

101.CAL		XBRL Taxonomy Extension Calculation Document***

101.DEF		XBRL Taxonomy Extension Definitions Document***

101.LAB		XBRL Taxonomy Extension Labels Document***

101.PRE		XBRL Taxonomy Extension Presentation Document***
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

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011 and 2010

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiaries
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2012, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Mountjoy Chilton Medley LLP
/s/ Mountjoy Chilton Medley LLP
Louisville, Kentucky
April 1, 2013

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$1,926	$2,267
Income tax receivable	1,437	3,967
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2012 and 2011) (Note 1)	13,344	17,191
Net investment in sales-type leases (Note 5)	—	40
Inventories (Note 1)	16,529	18,544
Deferred income taxes (Note 4)	276	411
Prepaid expenses	330	328
Employee loans	5	6
Total current assets	33,847	42,754
Net property and equipment (Note 1)	24,210	26,199
Other assets
Notes receivable – related party (Note 6)	—	45
Goodwill (Notes 1 and 14)	—	6,840
Intangible assets, net (Notes 1 and 14)	4,275	5,025
Deferred income taxes (Note 4)	870	—
Deposits	121	107
Total other assets	5,266	12,017
Total assets	$63,323	$80,970

See accompanying notes to consolidated financial statements.	F-2

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

	2012	2011
LIABILITIES AND SHAREHOLDERS’ EQUITY	(in thousands)
Current liabilities
Current maturities of long-term debt (Note 3)	$1,687	$1,821
Accounts payable	6,408	10,681
Interest rate swap agreement liability (Note 1)	250	484
Other current liabilities	374	331
Total current liabilities	8,719	13,317
Long-term liabilities
Long-term debt (Note 3)	23,369	26,688
Deferred income taxes (Note 4)	—	3,406
Total long-term liabilities	23,369	30,094
Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized; 7,192,479 shares issued in 2012 and 2011, respectively; 6,944,267 and 6,940,517 shares outstanding in 2012 and 2011, respectively	24	24
Additional paid-in capital	18,281	18,131
Retained earnings	13,437	20,057
Accumulated other comprehensive loss	(150)	(290)
Treasury stock at cost, 248,212 and 251,962 shares in 2012 and 2011, respectively	(357)	(363)
Total shareholders’ equity	31,235	37,559
Total liabilities and shareholders’ equity	$63,323	$80,970

See accompanying notes to consolidated financial statements.	F-3

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands, except per share information)
Revenue from services	$5,088	$5,279	$6,213
Revenue from product sales	189,144	271,934	337,956
Total Revenue	194,232	277,213	344,169
Cost of goods sold for services	4,655	4,716	5,402
Cost of goods sold for product sales	180,345	260,776	310,444
Inventory adjustment for lower cost or market	—	3,441	—
Total Cost of goods sold	185,000	268,933	315,846
Provision for employee terminations and severances	228	—	—
Other selling, general, and administrative expenses	11,197	12,394	13,611
Total selling, general and administrative expenses	11,425	12,394	13,611
Impairment loss, goodwill (Note 14)	6,840	—	—
(Loss) income before other income (expense)	(9,033)	(4,114)	14,712
Other income (expense)
Interest expense	(1,797)	(2,368)	(2,636)
Interest income	9	19	29
Gain on sale of assets	47	107	281
Other (loss) income, net	—	(566)	40
Total other expense	(1,741)	(2,808)	(2,286)
(Loss) income before income taxes	(10,774)	(6,922)	12,426
Income tax (benefit) provision (Note 4)	(4,154)	(3,041)	4,373
Net (loss) income	$(6,620)	$(3,881)	$8,053
Basic (loss) earnings per share	$(0.95)	$(0.56)	$1.22
Diluted (loss) earnings per share	$(0.95)	$(0.56)	$1.21

See accompanying notes to consolidated financial statements.	F-4

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands)
Net (loss) income	$(6,620)	$(3,881)	$8,053

Other comprehensive income (loss):
Unrealized income (loss) on derivative instruments, net of tax	140	63	(15)

Comprehensive (loss) income	$(6,480)	$(3,818)	$8,038

See accompanying notes to consolidated financial statements.	F-5

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2012, 2011 and 2010

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Cost	Total
(in thousands, except share information)
Balance as of January 1, 2010	7,192,500	$24	$7,442	$15,885	$(338)	(763,062)	$(1,095)	$21,918
Unrealized loss on derivative instruments, net of tax	—	—	—	—	(15)	—	—	(15)
Stock bonuses	—	—	417	—	—	60,479	86	503
Purchase of intangibles	—	—	2,693	—	—	300,000	430	3,123
Contingent consideration	—	—	7,300	—	—	—	—	7,300
Net income	—	—	—	8,053	—	—	—	8,053
Balance as of December 31, 2010	7,192,500	24	17,852	23,938	(353)	(402,583)	(579)	40,882
Unrealized income on derivative instruments, net of tax	—	—	—	—	63	—	—	63
Stock bonuses	—	—	409	—	—	60,600	86	495
Contingent consideration	—	—	(130)	—	—	90,000	130	—
Reclass fractional shares purchased after stock split	(21)	—	—	—	—	21	—	—
Net loss	—	—	—	(3,881)	—	—	—	(3,881)
Balance as of December 31, 2011	7,192,479	24	18,131	20,057	(290)	(251,962)	(363)	37,559
Unrealized income on derivative instruments, net of tax	—	—	—	—	140	—	—	140
Stock bonuses/options	—	—	150	—	—	3,750	6	156
Net loss	—	—	—	(6,620)	—	—	—	(6,620)
Balance as of December 31, 2012	7,192,479	$24	$18,281	$13,437	$(150)	(248,212)	$(357)	$31,235

See accompanying notes to consolidated financial statements.	F-6

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(6,620)	$(3,881)	$8,053
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,401	4,517	3,887
Inventory write-down	—	3,441	—
Stock expense - bonuses and options	156	495	503
Deferred income taxes	(4,234)	459	(196)
Impairment loss, goodwill	6,840	—	—
Gain on sale of property and equipment	(47)	(107)	(281)
Change in assets and liabilities
Receivables	3,847	10,259	(18,937)
Net investment in sales-type leases	40	33	28
Inventories	2,015	12,325	(7,884)
Income tax receivable	2,530	(3,967)	—
Other assets	32	226	(67)
Accounts payable	(4,271)	(724)	6,721
Accrued bonuses	—	(1,175)	(339)
Income tax payable	—	(2,909)	2,749
Other current liabilities	44	12	(62)
Net cash from (used in) operating activities	4,733	19,004	(5,825)
Cash flows from investing activities
Proceeds from sale of property and equipment	68	183	376
Purchases of property and equipment	(1,686)	(2,456)	(3,876)
Deposits on equipment	(48)	(37)	(193)
Payments from related party	45	43	41
Net cash used in investing activities	(1,621)	(2,267)	(3,652)
Cash flows from financing activities
Payments on capital lease obligation	—	—	(21)
Proceeds from long-term debt	—	342	45,034
Payments on long-term debt	(3,453)	(17,280)	(33,781)
Net cash (used in) from financing activities	(3,453)	(16,938)	11,232
Net change in cash	(341)	(201)	1,755
Cash at beginning of year	2,267	2,468	713
Cash at end of year	$1,926	$2,267	$2,468

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,734	$2,025	$1,473
Cash tax refund received	2,758	—	—
Cash paid for taxes	308	3,385	1,946
Supplemental disclosure of noncash investing and financing activities:
Common stock issued to acquire intangibles	—	—	3,123
Contingent consideration	—	—	7,300

See accompanying notes to consolidated financial statements.	F-7

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012, 2011, and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: The Recycling division of Industrial Services of America, Inc. (a Florida Corporation) and its subsidiaries ("ISA" or "The Company") purchases and sells ferrous and nonferrous materials, including stainless steel, and fiber scrap on a daily basis at our two wholly owned subsidiaries, ISA Recycling, LLC (located in Louisville, Kentucky) and ISA Indiana, Inc. (serving southern Indiana). In July 2012, we opened the ISA Pick.Pull.Save used automobile yard, which is considered a new product line within the ISA Recycling segment (see the Segment information at Note 12). Through the Waste Services segment (see the Segment information at Note 12), ISA also provides products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. This division represents contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. Our customers and subcontractors are located throughout the United States. This division also installs or repairs equipment and rental equipment. Each of our segments bills separately for its products or services. Generally, services and products are not bundled for sale to individual customers. The products or services have value to the customer on a standalone basis.
The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. Many companies offer or are engaged in the development of products or the provisions of services that may be or are competitive with our current products or services. Although we continue to expand our facilities and increase our processing efficiencies, certain of our competitors have greater financial, technical, manufacturing, marketing, distribution, assets, and other resources than we possess in the stainless steel, ferrous, non-ferrous and fiber recycling businesses. In addition, the industry is constantly changing as a result of consolidation that may create additional competitive pressures in our business environment. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.
Our operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the processing of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where we disposed of materials from our operations, which could result in future expenditures that we cannot currently quantify and which could reduce our profits. Any environmental regulatory liability relating to our operations is generally borne by the customers with whom we contract and the service providers in their capacity as transporters, disposers and recyclers. Our policy is to use our best efforts to secure indemnification for environmental liability from our customers and service providers. ISA records liabilities for remediation and restoration costs related to past activities when our obligation is probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred. Such compliance has not historically constituted a material expense to us. We maintain an accrual for potential environmental remediation expenses of $25.0 thousand carried in other current liabilities.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
Fair Value of Financial Instruments: We estimate the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2012, the estimated fair value of our financial instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the LIBOR rate. There is no readily available market by which to determine fair value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with this guidance, the following tables represent our fair value hierarchy for financial instruments, in thousands, at December 31, 2012 and 2011:

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2012:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,926	$—	$—	$1,926
Liabilities
Long term debt	$—	$(25,056)	$—	$(25,056)
Derivative contract - interest rate swap	—	(250)	—	(250)

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2011:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$2,267	$—	$—	$2,267
Liabilities
Long term debt	$—	$(28,509)	$—	$(28,509)
Derivative contract - interest rate swap	—	(484)	—	(484)
We have had no transfers in or out of Levels 1 or 2 fair value measurements. Other than the 2012 impairment of goodwill, we have had no activity in Level 3 fair value measurements for the year ending December 31, 2012. For Level 3 assets, goodwill, if any, is subject to impairment analysis each year end in accordance with ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment. No impairment was recorded as of December 31, 2011, as determined by a third party evaluation. See also Note 14 –“Goodwill and Intangibles” for additional information on the third party valuation and the impairment loss in 2012.
Estimates: In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP"), management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates associated with annual goodwill impairment tests, estimates of deferred income tax assets and liabilities, estimates of inventory balances, and estimates of stock option values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ISA Indiana, Inc., ISA Recycling, LLC, Industrial Logistics, and ISA Alloys. Upon consolidation, all inter-company accounts, transactions and profits have been eliminated.
Common Control: We conduct significant levels of business with K&R, LLC (“K&R”), which is owned by ISA’s chief executive officer and principal shareholder (see Note 6 - "Related Party Transactions"). Because these entities are under common control, our operating results or our financial position may be materially different from those that would have been obtained if the entities were autonomous.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Reclassifications: We have reclassified certain income statement items within the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for the prior years and prior quarters in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income (loss).
Cash and Cash Equivalents: Cash and cash equivalents includes cash in banks with original maturities of three months or less. Cash and cash equivalents are stated at cost which approximates fair value, which in the opinion of management, are subject to an insignificant risk of loss in value. We maintain a cash account on deposit with BB&T which serves as collateral for our interest rate swap agreements. This compensating balance arrangement is verbal only and does not legally restrict the use of these funds. As of December 31, 2012, the balance in this account was $315.9 thousand. The Company maintains cash balances in excess of federally insured limits.
Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $100.0 thousand at December 31, 2012 and December 31, 2011. Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables nor do we normally require collateral for receivables. Potential credit losses from our significant customers could adversely affect our results of operations or financial condition. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings. In general, we consider accounts receivable past due which are 30 to 60 days after the invoice date. We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.
Major Customer: North American Stainless ("NAS") is a major customer in our Recycling segment. Sales to NAS equaled 41.2% of our consolidated revenue in 2012, and 44.4% of our consolidated revenue in 2011, and the loss of NAS would have a material adverse effect on our financial statements. The accounts receivable balance from NAS was $4.5 million and $8.5 million as of December 31, 2012 and 2011, respectively.
Inventories: Our inventories primarily consist of ferrous and non-ferrous scrap metals, including stainless steel, and fiber scrap and are valued at the lower of average purchased cost or market based on the specific scrap commodity. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of inventory. We record the loss in cost of goods sold in the period during which we identified the loss.
We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded net realizable value of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market. In the third quarter of 2011, demand and prices for inventory decreased due to reduced demand for stainless steel arising from weakening economic conditions, which led to a reduction in stainless steel sales volumes and average stainless steel selling prices. In addition, continued weak demand and the impact of declines in anticipated future selling prices which outpaced the decline in inventory costs, resulted in ISA recording a net realizable value (“NRV”) inventory write-down of $3.4 million in this quarter. No such write-down was necessary in 2012.
Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be torched, shredded or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities by gross ton.
As of June 2012, we adopted a new method for estimating residual value amounts for automotive vehicle parts and appliances held in inventory. The new method was adopted due to the ongoing evaluation of our experience with the materials produced from our shredder operations. This change in estimate provides a more accurate value of these residual values in inventory and was applied prospectively in accordance with the Financial Accounting Standards Board's ("FASB") authoritative guidance titled “Accounting Standards Codification ("ASC") 250 - Accounting Changes and Error Corrections." The impact of this change resulted in a one-time increase in the cost of goods sold of $352.1 thousand during the quarter of implementation.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories as of December 31, 2012 and 2011 consist of the following:

	December 31, 2012
	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$12,519	$1,412	$963	$14,894
Waste equipment machinery	—	57	—	57
Other	—	36	—	36
Total inventories for sale	12,519	1,505	963	14,987
Replacement parts	1,542	—	—	1,542
Total inventories	$14,061	$1,505	$963	$16,529

	December 31, 2011
	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$14,633	$1,409	$777	$16,819
Waste equipment machinery	—	39	—	39
Other	—	63	—	63
Total inventories for sale	14,633	1,511	777	16,921
Replacement parts	1,623	—	—	1,623
Total inventories	$16,256	$1,511	$777	$18,544

We charged $962.9 thousand in processing costs to inventories as of December 31, 2012 and $777.4 thousand as of December 31, 2011. We charged freight expense to cost of goods sold as incurred.
Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers, which are valued based on cost. Replacement parts included in inventory are depreciated over a one-year life and are used by the Company within the one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. Other inventory includes cardboard, fuel, and baling wire.
Property and Equipment: Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property. Assets under capital lease obligations would be amortized over the term of the capital lease. As of December 31, 2012, we do not have any assets under capital lease obligations.
Property and equipment, in thousands, as of December 31, 2012 and 2011 consist of the following:

	Life	2012	2011
Land		$6,026	$6,026
Equipment and vehicles	1-10 years	26,227	26,979
Office equipment	1-7 years	2,021	2,481
Rental equipment	3-5 years	5,191	5,046
Building and leasehold improvements	5-40 years	9,001	8,271
		$48,466	$48,803
Less accumulated depreciation and amortization		24,256	22,604
		$24,210	$26,199

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $3.7 million, $3.8 million, and $3.5 million, respectively. Of the $3.7 million depreciation expense recognized in 2012, $2.6 million was recorded in cost of sales, and $1.1 million was recorded in general and administrative expense. Of the $3.8 million depreciation expense recognized in 2011, $2.6 million was recorded in cost of sales, and $1.2 million was recorded in general and administrative expense. Of the $3.5 million

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

depreciation expense recognized in 2010, $2.8 million was recorded in cost of sales, and $0.7 million was recorded in general and administrative expense.
A typical term of our rental equipment leases is 5 years. The revenue stream is based on monthly usage and recognized in the month of usage. We record purchased rental equipment, including all installation and freight charges, as a fixed asset. We are typically responsible for all repairs and maintenance expenses on rental equipment.
Based on existing agreements, future operating lease revenue from rental equipment for each of the next five years, in thousands, is estimated to be:

2013	$1,592
2014	1,316
2015	1,090
2016	698
2017	263

$4,959

Goodwill and Other Intangible Assets: Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and certain intangible assets are no longer amortized but are assessed at least annually for impairment with any such impairment recognized in the period identified. We perform our goodwill impairment test at least annually at December 31, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. We test for goodwill impairment using a two-step process and at the level of the recycling reporting units to which all the goodwill is related in accordance with ASC Topic 350 - Intangibles-Goodwill and Other. In the first step, we determine whether to impair goodwill by comparing the fair value of the recycling reporting unit as a whole (the present value of expected cash flows) to its carrying value including goodwill or by obtaining a valuation from an outside source. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified two reporting units, and we obtained a valuation from an outside source. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Since the recycling reporting unit’s fair value exceeded its carrying value in 2011, no further computations were required in that year. In 2012, the recycling reporting unit's fair value did not exceed its carrying value, thus, the second step of the impairment test was performed and an impairment loss was recorded. See also Note 14 – “Goodwill and Intangibles” for additional information on the goodwill valuation performed by an outside service and the impairment loss recorded in 2012.
Intangibles: Purchased intangible assets are initially recorded at cost and finite life intangible assets are amortized over their useful economic lives on a straight line basis. Intangible assets having indefinite lives and intangible assets that are not yet ready for use are not amortized and are reviewed annually for impairment as required by the FASB's ASC.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

We have the following intangible assets, in thousands, as of December 31, 2012:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets
Venture Metals, LLC trade name	$730	$(365)	$365
Non-compete agreements	620	(310)	310
Venture Metals, LLC customer list	4,800	(1,200)	3,600
Total intangible assets	$6,150	$(1,875)	$4,275

We amortize the trade name and non-compete agreements using a method that reflects the pattern in which the economic benefits are consumed or otherwise used over a 5-year life as stated in the agreements. We amortize the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $750.0 thousand, $750.0 thousand and $375.0 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.
As of December 31, 2012, we expect amortization expense, in thousands, for these assets for the next five fiscal years and thereafter to be as follows:

Year	Balance - Beginning of Year	Amortization	Balance - End of Year
2013	$4,275	$(750)	$3,525
2014	3,525	(750)	2,775
2015	2,775	(615)	2,160
2016	2,160	(480)	1,680
2017	1,680	(480)	1,200
Thereafter	1,200	(1,200)	—

Factoring Fees: We have included factoring fees within interest expense. Prior to 2012, these fees were previously recorded as discounts taken, a reduction in revenue, and totaled $199.5 thousand, $342.8 thousand, and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
Advertising Expense: Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was $188.0 thousand, $83.8 thousand, and $218.9 thousand for the years ended December 31, 2012, 2011, and 2010, respectively.
Derivative and Hedging Activities: We are exposed to market risk stemming from changes in metal commodity prices, specifically nickel, and interest rates. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. These transactions utilize exchange traded derivatives or over-the-counter derivatives with investment grade counter-parties. Derivative financial instruments currently used by us consist of commodity futures, options and swap contracts. Derivative financial instruments are accounted for under the provisions of the FASB's authoritative guidance titled “ASC 815 - Derivative and Hedging.” Under these standards, derivatives are carried on the balance sheet at fair value. If the derivative is designated as a fair value hedge, such as our commodity hedges, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, such as our interest rate swaps, the effective portions of changes in the fair value of the derivatives are recorded as a component of other comprehensive income or loss and are recognized in the statement of operations when the hedged item affects earnings. If the derivative is not designated as a hedge, changes in the fair value are recognized in other income or expense. Ineffective portions of changes in the fair value of cash flow hedges are also recognized in gain or loss on derivative liabilities. Cash flows related to derivatives are included in operating activities.
Beginning in October 2008, we began to utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any interest rate swap derivative instruments for trading purposes. We recognize as an adjustment to interest expense the differential paid or received on interest rate swaps. We include in other comprehensive income the change in the fair value of the interest rate swap, which is established as an effective hedge. We include the required disclosures for interest rate swaps in Note 3 – “Notes Payable to Bank” of our Notes to Consolidated Financial Statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Beginning in July 2012, we began to utilize derivative instruments in the form of commodity hedges to assist in managing our commodity price risk. We do not enter into any commodity hedges for trading purposes. We include the gain or loss on the hedged items and the offsetting loss or gain on the related commodity hedge in cost of goods sold. We assess the effectiveness of a commodity hedge contract based on changes in the contract's fair value. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. The amounts representing the ineffectiveness of these hedges are not expected to be significant. See also Note 2 - "Derivative and Hedging Activities" for the required disclosures for commodity hedges.
Income Taxes: Deferred income taxes are recorded to recognize the tax consequences on future years of differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as “temporary differences,” and for net operating loss carry-forwards subject to an ongoing assessment of realizability. Deferred income taxes are measured by applying current tax laws. We use the deferral method of accounting for available state tax credits relating to the purchase of the shredder equipment.
The FASB has issued guidance, included in the ASC, related to the accounting for uncertainty in taxes recognized in financial statements. The Company recognizes uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC.  The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. The Company has no uncertain tax positions recognized as of December 31, 2012 and 2011.
As a policy, the Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expenses. The tax years 2011 and 2010 remain open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which the Company is subject. The tax years 2008 and 2009 have been examined and are closed. See also Note 4 - "Income Taxes" for additional information relating to income taxes.
Earnings Per Share: Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding plus the dilutive effect of stock options.

	2012	2011	2010
	(in thousands, except per share information)
Net (loss) income
Net (loss) income, as reported	$(6,620)	$(3,881)	$8,053
Basic (loss) earnings per share
As reported	$(0.95)	$(0.56)	$1.22
Diluted (loss) earnings per share
As reported	$(0.95)	$(0.56)	$1.21
Accumulated Other Comprehensive Income (Loss): Comprehensive income (loss) is net income (loss) plus certain other items that are recorded directly to shareholders’ equity. Amounts included in accumulated other comprehensive loss for our derivative instruments are recorded net of the related income tax effects.
Statement of Cash Flows: The statement of cash flows has been prepared using a definition of cash that includes deposits with original maturities of three months or less.
Stock Option Plans: We have an employee stock option plan under which we may grant options for up to 2.4 million shares of common stock, which are reserved by the board of directors for issuance of stock options. We provide compensation benefits by granting stock options to employees and directors. The exercise price of each option is equal to the market price of our stock on the date of grant. The maximum term of the option is five years. We account for this plan based on FASB’s authoritative guidance titled "ASC 718 - Compensation - Stock Compensation." We recognize share-based compensation expense for the fair value of the awards, as estimated using the Modified Black-Scholes-Merton Model, on the date granted on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations.
There are two significant inputs into the Modified Black-Scholes-Merton option-pricing model: expected volatility and expected term. We estimate expected volatility based on traded option volatility of our stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under our long-term incentive plan and represents the period of time that stock option awards granted are expected to be outstanding. The

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assumptions used in calculating the fair value of stock-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2012, 2011 and 2010:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2010 (vested)	90	$4.23	4.5 years	$1.05
Granted	—	$—	—	$—
Outstanding at December 31, 2010	90	$4.23	3.5 years	$1.05
Granted	—	—	—	—
Outstanding at December 31, 2011	90	$4.23	2.5 years	$1.05
Granted (non-vested) on May 15, 2012	90	4.94	5 years	1.71
Outstanding at December 31, 2012	180	$4.59	2.9 years	$1.38
Vested and expected to vest in the future at December 31, 2012	180
Exercisable at December 31, 2012	90	$4.23	1.5 years	$1.05
Available for grant at December 31, 2012	2,095

As of July 1, 2009, we awarded options to purchase 30.0 thousand shares of our stock each to our three independent directors for a total of 90.0 thousand shares at a per share exercise price of $4.23, the fair value as of the grant date. These options are outstanding as of December 31, 2012.

As of May 15, 2012, we awarded options to purchase 30.0 thousand shares of our stock each to our three new directors for a total of 90.0 thousand shares at a per share exercise price of $4.94, the fair value as of the grant date. As of December 31, 2012, the unrecognized stock-based compensation cost related to non-vested option awards was $57.5 thousand and such amount is recognized in operations over the remaining vesting period of four months, fifteen days. Stock compensation charged to operations relating to stock options was $96.0 thousand for the year ended December 31, 2012. We did not charge any stock compensation to operations relating to stock options for the year ended December 31, 2011.
On January 6, 2010, we granted non-performance based stock awards of 25.5 thousand shares to management at $6.39 per share. On January 11, 2010, we issued 18.0 thousand shares and on February 11, 2010, we issued the remaining 7.5 thousand shares of this grant. On June 8, 2010, we issued 30.0 thousand shares of our stock to management. These shares were granted pursuant to performance based stock plans authorized on April 14, 2009, at a grant date fair value of $2.53 per share. On November 15, 2010, we issued non-performance based stock awards of 5.0 thousand shares to management at $10.34 per share. Stock compensation charged to operations relating to stock awards was $1.0 million for the year ended December 31, 2010.
In January 2011, we issued 60.0 thousand shares of our stock to management. These shares were granted pursuant to performance based stock plans authorized on April 1, 2010, at a grant date fair value of $11.93 per share. We also issued non-performance based stock awards of 0.6 thousand shares to consultants at $12.28 per share in January 2011.
On April 9, 2012, we issued 3.8 thousand shares of our stock to a previous executive. Stock compensation charged to operations relating to these stock awards was $59.9 thousand for the year ended December 31, 2012. These shares were granted pursuant to a performance based stock plan authorized on August 13, 2010, at a grant date fair value of $15.98 per share with performance requirements met on August 15, 2011.
See also Note 14 – “Long Term Incentive Plan” in these Notes to Consolidated Financial Statements for additional information regarding the Long Term Incentive Plan.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Subsequent Events: We have evaluated the period from December 31, 2012 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements and the following events were identified:
Retirement of Chief Executive Officer and Board of Directors member:
On January 17, 2013, Mr. Harry Kletter, Chief Executive Officer and a director of Industrial Services of America, Inc. (the “Company”), notified the Company's board of directors that he would retire effective as of the Company's 2013 Annual Meeting and that he would not stand for re-election to the board.  The Company's 2013 Annual Meeting is currently scheduled for May 21, 2013.

Sixth Amendment to Credit Agreement with Fifth Third Bank:
On April 1, 2013, Industrial Services of America, Inc. and its subsidiary (the "Companies") entered into a Sixth Amendment to Credit Agreement (the "Sixth Amendment") with Fifth Third Bank (the "Bank") which amended the July 30, 2010 Credit Agreement (the "Credit Agreement"), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the "April Amendment"), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the "November Amendment"), the Third Amendment to Credit Agreement dated as of March 2, 2012 (the "Third Amendment"), the Fourth Amendment to Credit Agreement dated as of August 13, 2012 (the "Fourth Amendment"), and the Fifth Amendment to Credit Agreement dated as of November 14, 2012 (the "Fifth Amendment") as follows. The Sixth Amendment extended the maturity date of both the revolving credit facility and the term loan from October 31, 2013 to April 30, 2014. The Sixth Amendment also provided a waiver of the ratio of debt to adjusted EBITDA for the preceding twelve months (the "Senior Leverage Ratio") and the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") covenant defaults for the quarter ended December 31, 2012. The Sixth Amendment eliminated the Senior Leverage Ratio for the remaining term of the loan. The Sixth Amendment reduced our covenant to maintain the Fixed Charge Coverage Ratio to 0.6 to 1.0 for the quarter ending March 31, 2013. This ratio will be calculated using a trailing 3-month basis for this quarter. Beginning with the quarter ending June 30, 2013, the Fixed Charge Coverage Ratio requirement will return to 1.20 to 1.0 and be tested on a trailing 12-month basis as of each quarter end date. For the quarter ending March 31, 2013, the Sixth Amendment requires that the sum of the Companies' cash balances plus the amount of unused revolving line of credit availability under the borrowing base must equal or exceed $3.0 million in the aggregate ("Minimum Liquidity Covenant"). The Sixth Amendment increased our interest rate on both the revolving credit facility and the term loan by 1.75% and 1.50%, respectively, to equal the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. The Sixth Amendment decreases the eligible inventory available for calculating the borrowing base effective April 1, 2013 to 57.5% of eligible inventory up to $12.5 million, and then to 55.0% of eligible inventory up to $12.5 million effective upon the earlier of delivery of the May 31, 2013 borrowing base certificate or June 30, 2013. In addition, the Companies agreed to perform other customary commitments and paid a fee of $40.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect. See Note 3 - "Notes Payable to Bank" for additional debt information.

Management Agreement with Blue Equity, LLC:
On April 1, 2013, ISA announced that it has entered into a management agreement with Louisville-based Blue Equity, LLC ("Blue Equity"). For a 12-month term beginning April 1, 2013, Blue Equity will provide management services to ISA, including working with ISA’s existing management team to review operations and identify opportunities for growth and profitability. ISA's Board of Directors considers Blue Equity's role as a key to ISA’s future plans to develop and improve upon its core business operations, enhance the current platform, secure strategic alliances and to diversify corporate holdings in domestic and international markets. Also on April 1, 2013, ISA issued 125.0 thousand shares of its common stock to Blue Equity in a private placement at a per share purchase price of $4.00. Subject to shareholder approval and vesting provisions, ISA granted options for a total of 1.5 million shares of its common stock to Blue Equity at an exercise price per share of $5.00.
Impact of Recently Issued Accounting Standards: In September 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2011-08, an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, the quarter ending March 31, 2012 for us, and early adoption was permitted. The adoption of ASU 2011-08 did not have a material impact on our Condensed Consolidated Financial Statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
In May 2011, the FASB issued ASU 2011-04, which is an update to Topic 820, “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”)." The amendments in this ASU generally represent clarification of Topic 820, but also include instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and IFRS. The amendments are effective for interim and annual periods beginning after December 15, 2011, the quarter ending March 31, 2012 for us, and are to be applied prospectively. Early application was not permitted. The adoption of ASU 2011-04 did not have a material impact on our Condensed Consolidated Financial Statements.
NOTE 2 – DERIVATIVE AND HEDGING ACTIVITIES
From time to time we enter into derivative transactions to hedge our exposures to interest rate and commodity price fluctuations, the effect of which is to achieve more predictable cash flows and to reduce our exposure to fluctuations in interest rates and commodities' prices. We entered into interest rate swaps in 2008. We entered into commodity hedges beginning in July 2012. We are authorized by the Board of Directors to hedge up to 50% of our nickel inventory. We do not enter into derivative transactions for trading purposes. Our principal use of derivative financial instruments is to manage commodity price risk.  We maintain a commodity-price risk management strategy that uses derivative instruments to minimize significant, unanticipated earnings fluctuations caused by commodity-price volatility.  For example, the blending of our metal products, specifically stainless steel, requires a significant volume of nickel.  Price fluctuations in nickel cause the actual purchase price of nickel to differ from anticipated prices.
To manage price risk related to nickel purchases and nickel inventory on-hand, we use nickel futures and options contracts that trade on regulated commodity exchanges to lock in our nickel costs. These derivative financial instruments limit the impact that volatility resulting from fluctuations in market prices will have on nickel purchases and have been designated as fair value hedges. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. We include the gain or loss on the hedged items (that is, nickel or other specific metals) in the same line item - cost of goods sold - as well as the offsetting loss or gain on the related commodity hedge. In 2012, the expense recorded to cost of goods sold due to the commodity hedges and the related nickel was immaterial.
As of December 31, 2012 and December 31, 2011, we did not have any commodity hedge contracts outstanding. See also Note 1 - "Summary of Significant Accounting Policies" in these Notes to Consolidated Financial Statements for more information regarding the fair value of derivative instruments and our accounting policy relating to them.

NOTE 3 - NOTES PAYABLE TO BANK
On April 1, 2013, Industrial Services of America, Inc. and its subsidiary (the "Companies") entered into a Sixth Amendment to Credit Agreement (the "Sixth Amendment") with Fifth Third Bank (the "Bank") which amended the July 30, 2010 Credit Agreement (the "Credit Agreement"), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the "April Amendment"), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the "November Amendment"), the Third Amendment to Credit Agreement dated as of March 2, 2012 (the "Third Amendment"), the Fourth Amendment to Credit Agreement dated as of August 13, 2012 (the "Fourth Amendment"), and the Fifth Amendment to Credit Agreement dated as of November 14, 2012 (the "Fifth Amendment") as follows. The Sixth Amendment extended the maturity date of both the revolving credit facility and the term loan from October 31, 2013 to April 30, 2014. The Sixth Amendment also provided a waiver of the ratio of debt to adjusted EBITDA for the preceding twelve months (the "Senior Leverage Ratio") and the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") covenant defaults for the quarter ended December 31, 2012. The Sixth

NOTE 3 - NOTES PAYABLE TO BANK (Continued)

Amendment eliminated the Senior Leverage Ratio for the remaining term of the loan. The Sixth Amendment reduced our covenant to maintain the Fixed Charge Coverage Ratio to 0.6 to 1.0 for the quarter ending March 31, 2013. This ratio will be calculated using a trailing 3-month basis for this quarter. Beginning with the quarter ending June 30, 2013, the Fixed Charge Coverage Ratio requirement will return to 1.20 to 1.0 and be tested on a trailing 12-month basis as of each quarter end date. The Sixth Amendment increased our interest rate on both the revolving credit facility and term loan by 1.75% and 1.50%, respectively, to equal the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. For the quarter ending March 31, 2013, the Sixth Amendment requires that the sum of the Companies' cash balances plus the amount of unused revolving line of credit availability under the borrowing base must equal or exceed $3.0 million in the aggregate ("Minimum Liquidity Covenant"). The Sixth Amendment decreases the eligible inventory available for calculating the borrowing base effective April 1, 2013 to 57.5% of eligible inventory up to $12.5 million, and then to 55.0% of eligible inventory up to $12.5 million effective upon the earlier delivery of the May 31, 2013 borrowing base certificate or June 30, 2013. In addition, the Companies agreed to perform other customary commitments and paid a fee of $40.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect.
On November 14, 2012, the Companies entered into the Fifth Amendment to Credit Agreement.  The Fifth Amendment decreased our maximum revolving commitment by $5.0 million to $25.0 million and provided a waiver of the Senior Leverage Ratio and the Fixed Charge Coverage Ratio covenant defaults for the quarter ended September 30, 2012.  In addition, the Companies also agreed to perform other customary commitments and paid a fee of $25.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect.

On August 13, 2012, the Companies entered into the Fourth Amendment to the Credit Agreement. The Fourth Amendment decreased our maximum revolving commitment by $10.0 million to $30.0 million and extended the maturity date of both the revolving credit facility and the term loan from July 31, 2013 to October 31, 2013. The Fourth Amendment also provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ended June 30, 2012. The Fourth Amendment also changed our covenant to maintain the Fixed Charge Coverage Ratio from not less than 1.20 to 1 to not less than 1.0 to 1 for the third quarter of 2012, and to not less than 1.50 to 1 for the fourth quarter of 2012. The Fourth Amendment also increased the interest rate for both the revolving credit facility and the term loan by fifty basis points (0.50%) to 3.50% and 3.75%, respectively. In addition, the Companies also agreed to perform other customary commitments and paid a fee of $25.0 thousand to the Bank. All other terms of the Credit Agreement and previous amendments remain in effect.
On March 2, 2012, the Companies entered into the Third Amendment to the Credit Agreement. The Third Amendment redefined the calculation period for the purpose of measuring compliance with our Senior Leverage Ratio and Fixed Charge Coverage Ratio such that each ratio would be calculated quarterly for the period beginning January 1, 2012 through the end of each quarter of 2012. Prior to the Third Amendment, the ratios were calculated on a rolling 12-month basis. The Third Amendment also changed the Senior Leverage Ratio. The Third Amendment also increased the unused line fee by 0.25% to 0.75% and provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending December 31, 2011, as discussed below. In addition, the Companies also agreed to perform other customary commitments and paid a fee of $10.0 thousand to the Bank.
On April 14, 2011, the Companies entered into the April Amendment to the Credit Agreement. The April Amendment (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents. Under the April Amendment, the Companies were permitted to borrow the lesser of $45.0 million (the "Maximum Revolving Commitment") or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $18.0 million. The November Amendment decreased our Maximum Revolving Commitment to $40.0 million.
Under the original Credit Agreement, we were permitted to borrow via a revolving credit facility the lesser of $40.0 million or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $17.0 million. Eligible accounts are generally those receivables that are less than ninety days from the invoice date. As security for the revolving credit facility, we provided the Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with an $8.8 million term loan, entered into to replace several notes payable with another bank. Proceeds of the original revolving credit facility in the amount of $33.4 million were used to repay the outstanding principal balance of the prior obligations with another bank. We used additional proceeds of the revolving credit facility to pay closing costs and for funding temporary fluctuations in accounts receivable of most of our customers and inventory.
With respect to the revolving credit facility, the interest rate at December 31, 2012 was one month LIBOR plus three hundred twenty-five basis points (3.25%) per annum, adjusted monthly on the first day of each month. As of December 31, 2012, the interest rate was 3.50%. We also paid a fee of 0.75% on the unused portion. Under the Sixth Amendment the revolving credit

NOTE 3 - NOTES PAYABLE TO BANK (Continued)

facility expires on April 30, 2014. As of December 31, 2012, the outstanding balance on the revolving line of credit was $18.5 million.
The $8.8 million term loan provides for an interest rate that is twenty-five basis points (0.25%) higher than the interest rate for the revolving credit facility, and was 3.75% as of December 31, 2012. Principal and interest is payable monthly in 36 consecutive installments of approximately $125.0 thousand. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on April 30, 2014. In addition, we will make an annual payment equal to 25% of (i) our adjusted EBITDA, minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of December 31, 2012, the outstanding balance on the term loan was $5.8 million.
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
In our original Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of the Senior Leverage Ratio of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance the Fixed Charge Coverage Ratio of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ended March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ended June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ended September 30, 2012 and decreased to 3.25 to 1 for the period ended December 31, 2012. The Senior Leverage Ratio was eliminated after December 31, 2013 by the Sixth Amendment. In 2012, the Senior Leverage Ratio was, in each quarter, calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The Sixth Amendment reduced the Fixed Charge Coverage Ratio requirements and added a Minimum Liquidity requirement, as noted above. The limitation on capital expenditures will remain the same going forward. As of December 31, 2012, we were not in compliance with the covenants in (i) and (ii) above due to decreased sales relating to low nickel prices and decreased demand in stainless steel in the last three quarters of the year. As of December 31, 2012, our ratio of debt to adjusted EBITDA was 8.02; our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 0.44, and our capital expenditures totaled $1.7 million, which includes $48.4 thousand in deposits on equipment. We received a waiver from the Bank for the year ended December 31, 2012 for failing to meet the ratio requirements for covenants (i) and (ii) above. As of December 31, 2012, we have $6.5 million under our existing credit facilities that we can use based on the bank waiver received.
On April 12, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is 5.68% per annum. Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payment commenced on the 20th day of May, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, comes due on or before April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of December 31, 2012, the outstanding balance of the Note was $132.7 thousand.
On August 9, 2011, we entered into a Loan and Security Agreement (the “August Agreement”) with the Bank pursuant to which the Bank agreed to loan the Company funds pursuant to a Promissory Note (the “August Note”) in the amount of $115.0 thousand for the purpose of purchasing operating equipment. The interest rate is 5.95% per annum. Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015. As security for the August Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of December 31, 2012, the outstanding balance of the August Agreement was $79.7 thousand.
On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is 5.20% per annum. Principal and interest is payable in 48 equal monthly installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the October Note, we provided the Bank a first priority security interest in the equipment purchased with the proceeds. As of December 31, 2012, the outstanding balance on the October Note was $638.4 thousand.

NOTE 3 - NOTES PAYABLE TO BANK (Continued)

On August 2, 2007, we entered into an asset purchase agreement for $1.3 million funded primarily by a note payable to ILS, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we paid $20.0 thousand per month for sixty months for various assets including tractor trailers, trucks and containers. The note payable reflected a seven percent (7.00%) interest payment on the outstanding balance plus principal amortization. We also paid ILS $100.0 thousand cash as a portion of the purchase price at the time of execution of the asset purchase agreement. We recorded a note payable of $1.0 million and paid the loan in full in August of 2012.
We entered into three interest rate swap agreements swapping variable rates for fixed rates. The first swap agreement covers approximately $4.2 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement covers approximately $1.8 million in debt and commenced October 15, 2008 and matures on May 7, 2013. The third swap agreement covers approximately $402.0 thousand in debt and commenced October 22, 2008 and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.80%. At December 31, 2012, we recorded the estimated fair value of the liability related to the three swaps at approximately $249.6 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts and forecasted amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of December 31, 2012, the balance in this account was $315.9 thousand. See Note 1 – “Summary of Significant Accounting Policies – Derivative and Hedging Activities” for additional information about these derivative instruments.
The following table outlines the notional amounts, in thousands, related to the interest rate swaps as of December 31, 2012:

Notional Amount	Rate
$4,200	5.89%
$1,816	5.65%
$402	5.89%
Our long term debt as of December 31, 2012 and 2011 consisted of the following:

	2012	2011
	(in thousands)
Revolving credit facility of $25.0 million and $40.0 million in 2012 and 2011, respectively, with Fifth Third Bank. See above description for additional details.	$18,450	$20,083
Note payable to Fifth Third Bank in the amount of $8.8 million secured by our rental fleet equipment, our shredder system assets, and a crane. See above description for additional details.	5,755	7,015
Note payable to Fifth Third Bank in the amount of $1.3 million secured by equipment purchased with the proceeds. See above description for additional details.	638	962
Loan and Security Agreement payable to Fifth Third Bank in the amount of $226.9 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	133	187
Note payable to Fifth Third Bank in the amount of $115.0 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	80	106
Note payable to ILS in the amount of $1.0 million for various assets including tractor trailers, trucks and containers. See above description for additional details.	—	156
	25,056	28,509
Less current maturities	1,687	1,821
	$23,369	$26,688
The annual maturities of long term debt, in thousands, as of December 31, 2012 are as follows:

2013	$1,687
2014	23,333
2015	36
Thereafter	—

Total long-term debt	$25,056

NOTE 4 - INCOME TAXES
The income tax provision (benefit), in thousands, consists of the following for the years ended December 31, 2012, 2011 and 2010:

	2012	2011	2010
Federal
Current	$(770)	$(3,373)	$3,556
Deferred	(2,692)	436	54
IRS audit adjustment	—	622	—
	(3,462)	(2,315)	3,610
State
Current	(159)	(818)	699
Deferred	(533)	92	64
	(692)	(726)	763
	$(4,154)	$(3,041)	$4,373

A reconciliation of income taxes at the statutory rate to the reported provision (benefit), in thousands, is as follows:

	2012	2011	2010
Federal income tax at statutory rate	$(3,665)	$(2,354)	$4,225
State and local income taxes, net of federal income tax effect	(457)	(395)	599
Permanent differences	9	13	(156)
Other differences	(41)	(305)	(295)
	$(4,154)	$(3,041)	$4,373
Significant components of the Company’s deferred tax liabilities and assets, in thousands, as of December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax liabilities
Tax depreciation in excess of book, fixed assets	$(3,144)	$(3,505)
Tax amortization in excess of book, goodwill	—	(212)
Gross deferred tax liabilities	(3,144)	(3,717)
Deferred tax assets
Book amortization in excess of tax, goodwill	2,776	—
Accrued property taxes	12	12
Allowance for doubtful accounts	43	43
Book amortization in excess of tax, fixed assets	7	29
Inventory capitalization	210	217
Reserve for CWS	—	129
State net operating loss carry forward	599	—
State recycling equipment tax credit carry forward	4,659	4,659
Interest rate swap	100	194
Deferred environmental cleanup	11	11
Other	35	87
Gross deferred tax assets	8,452	5,381
Valuation allowance	(4,162)	(4,659)
Net deferred tax assets (liabilities)	$1,146	$(2,995)

NOTE 4 - INCOME TAXES (Continued)

The Internal Revenue Service has conducted an examination of the Company’s 2009 income tax return and, per the final report, proposed changes amounting to approximately $735.0 thousand of additional taxes due for which we received an invoice early in 2012. This increase arose from the Company’s use of bonus depreciation rules for certain additions to shredding equipment which were determined to be disqualified for bonus depreciation. This additional income tax was accrued as of December 31, 2011 and netted against the refund received in 2012 due to the net loss in 2011.
This resulting adjustment to 2009 depreciation deductions allowed the Company to file an amended U.S. tax return for 2010, pursuant to which we claimed additional depreciation deductions and resulted in a claim for refund of income taxes paid amounting to approximately $113.0 thousand which was also accrued at December 31, 2011 and received in 2012.
On December 31, 2012, we have deferred recycling equipment state tax credit carry forwards of $4.7 million relating to our shredder purchase which do not expire. This tax credit is limited to 25 percent of our Kentucky state income tax liability. We used the available state tax credits of $25.0 thousand, $12.7 thousand and $165.0 thousand in 2012, 2011, and 2010, respectively.
A deferred tax asset valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider the projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in this state in carry back years. Certain state tax credit carry forwards have been reduced to their net realizable value based upon estimates of future taxable income and utilization of the credit in the foreseeable future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The recorded valuation allowance, in thousands, consisted of the following at December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Valuation allowance, beginning of year	$4,659	$4,659
Change in valuation allowance	(497)	—
Valuation allowance, end of year	$4,162	$4,659

NOTE 5 - SALES-TYPE LEASES
The Company is the lessor of equipment under sales-type lease agreements having various term lengths of up to five years, with a minority of lessees having the option to acquire the equipment at the termination of the leases. All costs associated with this equipment are the responsibility of the lessees. We do not have any sales-type leases recorded as of December 31, 2012.
NOTE 6 - RELATED PARTY TRANSACTIONS
The Company enters into various transactions with related parties including the Company’s principal shareholder and an affiliated company owned by the Company’s principal shareholder, K&R, LLC ("K&R"). A summary of the K&R transactions, in thousands, as of December 31, 2012 is as follows:

	2012	2011	2010
Balance sheet accounts:
Notes receivable	$—	$45.4	$88.4

Deposits (included in other long-term assets)	$62.1	$62.1	$62.1
Income statement activity:
Rent expense (property)	$582.0	$582.0	$582.0

Lease expense (equipment)	$126.0	$101.0	$5.5

Consulting fees	$240.0	$480.0	$420.0

The Company leases its corporate offices, processing property and buildings in Louisville, Kentucky for $48.5 thousand per month from K&R pursuant to the K&R lease. Deposits include one month of the original lease agreement’s rent in advance in the amount

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

of $42.1 thousand. Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI index as stated in the lease agreement.
In 2004, we paid for repairs totaling $302.2 thousand that we made to the buildings and property that we lease from K&R, located at 7100 Grade Lane, Louisville, Kentucky. K&R executed an unsecured promissory note, dated March 25, 2005, but effective December 31, 2004, to us for the principal sum of $302.2 thousand. The term of the note was ninety-six (96) months with an interest rate of 5.5%. After paying principal only payments of $3.1 thousand for twelve (12) months in 2005, the monthly installments increased to principal and interest payments of $3.9 thousand with the final installment paid in December of 2012.
In an addendum to the K&R lease as of January 1, 2006, the rent was increased $4.0 thousand as a result of the improvements made to the property in 2004. For years 2012, 2011, and 2010, the payments to K&R by the Company of $4.0 thousand for additional rent and the payment from K&R to the Company of $3.9 thousand for the promissory note were offset. As of December 31, 2012, this note was paid in full.
Effective January 1, 2012, the Company and K&R entered into an agreement (the “Second Amendment”) which amends an April 1, 2010 amendment (the “Amendment") to a consulting agreement which the parties had entered into effective January 2, 1998 (the “Prior Agreement”). Under the Prior Agreement, the Company engaged K&R as a consultant and retained the services of K&R management personnel to perform planning and consulting services with respect to the Company’s businesses, including the preparation of business plans, pro forma budgets, and assistance with general operational issues. The Prior Agreement provided for a term of ten years, with an automatic renewal for additional terms of one year on January 1 of each successive calendar year unless either party provides the other party with written notice of its intent not to renew at least six months prior to the expiration of the then existing term. The Company’s Chief Executive Officer ("CEO"), Harry Kletter ("Mr. Kletter"), is a member of Kletter Holding, LLC, which is the sole member of K&R. The Amendment increased the consulting fees from $240.0 thousand per annum to $480.0 thousand per annum. The Second Amendment reduces the consulting fees from $480.0 thousand per annum to $240.0 thousand per annum. The annual fee is payable in equal monthly installments of $20.0 thousand. The Second Amendment otherwise ratifies the Prior Agreement in all respects. Deposits include one month of the original agreement’s consulting services in advance in the amount of $20.0 thousand. Mr. Kletter is compensated through these consulting fees. In 2012, we extended this consulting agreement for one year according to the terms of the contract.
Effective December 1, 2010, the Company and K&R entered into a lease agreement, under which the Company leases equipment from K&R for a monthly payment of $5.5 thousand for five years.
Effective June 1, 2011, the Company and K&R entered into a lease agreement, under which the Company leases equipment from K&R for a monthly payment of $5.0 thousand for five years.
Other related-party transactions are as follows:
Amendment to Brian Donaghy’s employment agreement: Effective April 1, 2010, the Company amended and restated the employment agreement of Brian Donaghy (“Mr. Donaghy”), the Company’s President and Chief Operating Officer ("COO"), to (a) extend the term to June 30, 2015, and (b) provide for (i) an annual bonus based on the Company’s achievement of certain return on net asset (“RONA”) targets pursuant to incentive plans to be established by the Company, to be payable in cash or partly in Common Stock at the election of Mr. Donaghy, (ii) a bonus of up to 15.0 thousand shares of Common Stock per annum based on the Company’s achievement of certain RONA targets, and (iii) a one-time bonus of up to 225.0 thousand shares of Common Stock based on the Company’s achievement of certain five-year RONA targets as measured on December 31, 2014. Effective January 1, 2011, the Company approved a $100.0 thousand increase to Mr. Donaghy's base salary.
Donaghy Asset Purchase Agreement: During 2007, the Company entered into an asset purchase agreement for $1.3 million funded primarily by a note payable to Industrial Logistic Services, LLC ("ILS"), the sole member of which is Mr. Donaghy, our President and COO, whereby we paid $20.0 thousand per month for sixty months for various assets including tractor trailers, trucks and containers. The note payable reflected a seven percent (7.0%) interest payment on the outstanding balance plus principal amortization. During 2012 and 2011, we made payments on this note of $160.0 thousand and $240.0 thousand, respectively. The note was paid in full in August of 2012.
NOTE 7 - EMPLOYEE RETIREMENT PLAN
We maintain a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Prior to January 1, 2013, eligible employees could contribute a maximum of 15.0% of their annual salary. Beginning January 1, 2013, eligible employees may contribute up to 100.0% of their annual salary to meet the IRS limit of $17.5 thousand. Under the plan, we match 25.0% of each eligible employee’s voluntary contribution up to 6.0% of their gross salary. We also offer an additional discretionary match for eligible employees who contribute 7.0% - 10.0% of their weekly wages. The expense under the plan for 2012, 2011 and 2010 was $53.7 thousand, $59.6 thousand, and $56.5 thousand, respectively.

NOTE 8 - LEASE COMMITMENTS
Operating Leases:
We lease our Louisville, Kentucky facility from a related party (see Note 6 - "Related Party Transactions") under an operating lease that, as of December 31, 2012, automatically renews for a five-year option period under terms of the lease agreement. The rent was adjusted in January 2008 per the agreement to monthly payments of $48.5 thousand through December 2012. Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI index as stated in the lease agreement. In addition, the Company is also responsible for real estate taxes, insurance, utilities and maintenance expense.
We lease equipment from a related party (see Note 6 - "Related Party Transactions") under operating leases expiring November 2015 and May 2016 for a monthly payment totaling $10.5 thousand.
We lease office space in Dallas, Texas. The lease was renewed effective October 1, 2012 for a period of one year with monthly payments of $1.0 thousand.
We lease a lot in Louisville, KY for a term that commenced in March 2012 and ends in February 2016. The monthly payment amount from March 2012 through February 2014 is $3.5 thousand. The monthly payment amount then increases to $3.8 thousand for the remaining term.
We leased a facility in Lexington, Kentucky for $4.5 thousand per month; the lease terminated February 10, 2012. We subleased this property for a term commencing March 1, 2007 and ending January 31, 2012 for $4.5 thousand per month.
Future minimum lease payments for operating leases, in thousands, as of December 31, 2012 are as follows:

2013	$823
2014	817
2015	817
2016	679
2017	646

Future minimum lease payments	$3,782
Total rent expense for the years ended December 31, 2012, 2011 and 2010 was $925.6 thousand, $1.0 million, and $968.9 thousand, respectively.
Capital Leases:
We made the final payments for the equipment under capital leases in June of 2010. We now own the equipment and no longer have any equipment under capital leases.

NOTE 9 - PROVISION FOR EMPLOYEE TERMINATIONS AND SEVERANCES

For the year ended December 31, 2012, the Company expensed $228.4 thousand for costs related to employee terminations and severances. We did not have any expenses related to employee terminations and severances for the years ended December 31, 2011 or 2010.

NOTE 10 – PER SHARE DATA
The computation for basic and diluted earnings (loss) per share is as follows:

	2012	2011	2010
	(in thousands, except per share information)
Basic (loss) earnings per share
Net (loss) income	$(6,620)	$(3,881)	$8,053
Weighted average shares outstanding	6,943	6,927	6,622
Basic (loss) earnings per share	$(0.95)	$(0.56)	$1.22
Diluted earnings per share
Net (loss) income	$(6,620)	$(3,881)	$8,053
Weighted average shares outstanding	6,943	6,927	6,622
Add dilutive effect of assumed exercising of stock options	—	—	44
Diluted weighted average shares outstanding	6,943	6,927	6,666
Diluted (loss) earnings per share	$(0.95)	$(0.56)	$1.21

NOTE 11 - CASH AND STOCK DIVIDENDS
Under our loan agreement with Fifth Third Bank, ISA may make restricted payments constituting dividends if, and to the extent, that each of the following conditions have been met (i) our Board of Directors has approved them; (ii) such restricted payments made in any fiscal year do not exceed $750.0 thousand; (iii) if, after giving effect to such restricted payments, revolving loan availability is equal to or greater than an aggregate amount equal to $1.0 million; (iv) after giving effect to the proposed restricted payments, no default or event of default has occurred and is continuing as of the date such restricted payment occurs, and (v) ISA is in compliance with the financial covenants on a pro forma basis, after giving effect to such restricted payment.
In 2012 and 2011, the Board of Directors did not declare a cash or stock dividend.
On May 3, 2010, the Board of Directors declared a 3-for-2 stock split effected by a 50% stock dividend. The stock dividend was issued to holders of record as of May 17, 2010, and paid June 1, 2010. All share prices in these Notes have been adjusted to reflect the impact of this stock split.
NOTE 12 - SEGMENT INFORMATION
The Company’s operations include two primary segments: Recycling and Waste Services. The Recycling segment provides products and services to meet the needs of its customers related to ferrous, non-ferrous and fiber recycling in two locations in the Midwest. Waste Services provides waste disposal services including contract negotiations with service providers, centralized billing, invoice auditing, and centralized dispatching. Waste Services also sells, leases, and services waste handling and recycling equipment, such as trash compactors and balers to end user customers.
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

NOTE 12 - SEGMENT INFORMATION (Continued)

2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$187,034	$—	$—	$187,034
Equipment sales, service and leasing revenues	—	2,110	—	2,110
Management fees	—	5,088	—	5,088
Cost of goods sold	(179,708)	(5,292)	—	(185,000)
Selling, general, and administrative expenses	(5,917)	(768)	(4,740)	(11,425)
Impairment loss, goodwill	(6,840)	—	—	(6,840)
Segment (loss) profit	$(5,431)	$1,138	$(4,740)	$(9,033)

2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Cash	$1,083	$—	$843	$1,926
Income tax receivable	—	—	1,437	1,437
Accounts receivable, net	12,453	890	1	13,344
Inventories	16,465	64	—	16,529
Net property and equipment	16,870	983	6,357	24,210
Net intangibles	4,275	—	—	4,275
Deferred income taxes	—	—	1,146	1,146
Other assets	158	12	286	456
Segment assets	$51,304	$1,949	$10,070	$63,323

2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$269,802	$—	$—	$269,802
Equipment sales, service and leasing revenues	—	2,132	—	2,132
Management fees	—	5,279	—	5,279
Cost of goods sold	(260,018)	(5,474)	—	(265,492)
Inventory adjustment for lower of cost or market	(3,441)	—	—	(3,441)
Selling, general, and administrative expenses	(7,811)	(808)	(3,775)	(12,394)
Segment (loss) profit	$(1,468)	$1,129	$(3,775)	$(4,114)

2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Cash	$1,116	$—	$1,151	$2,267
Income tax receivable	—	—	3,967	3,967
Accounts receivable, net	16,342	940	(91)	17,191
Inventories	18,500	44	—	18,544
Net property and equipment	18,909	1,024	6,266	26,199
Goodwill	6,840	—	—	6,840
Net intangibles	5,025	—	—	5,025
Other assets	363	12	562	937
Segment assets	$67,095	$2,020	$11,855	$80,970

NOTE 12 - SEGMENT INFORMATION (Continued)

2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$335,831	$—	$—	$335,831
Equipment sales, service and leasing revenues	—	2,125	—	2,125
Management fees	—	6,213	—	6,213
Cost of goods sold	(309,607)	(6,239)	—	(315,846)
Selling, general, and administrative expenses	(7,343)	(1,016)	(5,252)	(13,611)
Segment (loss) profit	$18,881	$1,083	$(5,252)	$14,712

2010	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Cash	$1,258	$—	$1,210	$2,468
Accounts receivable, net	24,933	1,140	1,376	27,449
Inventories	34,222	89	—	34,311
Net property and equipment	25,799	1,228	527	27,554
Goodwill	6,840	—	—	6,840
Net intangibles	5,775	—	—	5,775
Other assets	574	86	1,105	1,765
Segment assets	$99,401	$2,543	$4,218	$106,162

NOTE 13 – SHARE COMMITMENT WITH VENTURE METALS, LLC
In 2010, the Company and Venture Metals, LLC ("Venture") entered into an acquisition agreement for various intangibles with the Company as acquirer. The Company agreed to deliver up to an additional 750,000 shares of ISA Common Stock in accordance with the following:
(a) Venture would receive up to ninety thousand (90,000) shares of ISA common stock per annum commencing in 2011 for calendar year 2010, and thereafter in 2012, 2013, 2014, and 2015 for calendar years 2011, 2012, 2013, and 2014, respectively, resulting in a maximum of four hundred fifty thousand (450,000) shares of ISA common stock over such period (but in no event greater than 90,000 shares in any one calendar year) based on satisfaction of certain RONA criteria. Such consideration would be payable in the form of ISA common stock in one delivery of a stock certificate, as soon as practicable following December 31, 2014 subject to applicable withholding and other taxes and other required deductions;
(b) Venture would be entitled to receive additional consideration for the purchase of assets of up to three hundred thousand (300,000) shares of ISA common stock based on satisfaction of certain 5 year (2010-2014) average RONA criteria. Such consideration would be payable in the form of Company common stock in one delivery of a stock certificate, as soon as practicable following December 31, 2014 subject to applicable withholding and other taxes and other required deductions.
We recorded a commitment of $7.3 million to paid in capital representing the fair value of the contingent consideration associated with the purchase of the intangibles as of December 31, 2010. This commitment value was determined based on management’s estimate at acquisition date that the probability of achieving the RONA criteria was approximately 94%. The maximum value of the contingent shares is $7.8 million based on the $10.41 per share value as of the 2010 acquisition date.
On February 24, 2011, we issued 45,000 shares of our common stock each to Steve Jones and Jeff Valentine, former members of Venture, for Venture's satisfaction of certain RONA criteria for the year ending December 31, 2010. The RONA criteria was not satisfied for the years ended December 31, 2011 or 2012, so we did not issue any shares under the agreement to Mr. Jones or Mr. Valentine in 2012 or 2013.

NOTE 14 - GOODWILL AND INTANGIBLES
In previous years, the Company acquired businesses and recorded total goodwill of $6.8 million. An independent valuation consultant assessed the fair value of purchased intangibles for each acquisition. Identifiable intangibles totaling $6.2 million were originally recorded, and their carrying value, net of amortization, as of December 31, 2012 is $4.3 million (see Note 1 - "Summary of Significant Accounting Policies - Intangibles"). The Company tests for goodwill impairment using a two-step process and at the level of the recycling reporting units to which all the goodwill is related in accordance with ASC Topic 350 - Intangibles-Goodwill and Other. In the first step, the Company determines whether to impair goodwill by comparing the fair value of the recycling reporting unit as a whole (the present value of expected cash flows) to its carrying value including goodwill or by obtaining a valuation from an outside source. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.
For 2011 and 2012, the Company identified two reporting units and obtained valuations from an outside source to value goodwill and intangible balances as of December 31, 2012 and 2011. Of the valuation methodologies considered for the valuation of the goodwill, the income approach valuation method was used. In this approach, discounted cash flow analysis measures the value of a company by the present value of its estimated future economic benefits. These benefits can include earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment. The material assumptions used in the valuation include a discount rate range, a long-term growth rate, a working capital rate, and a terminal growth rate range. The valuation also includes income projections and capital expenditure forecasts as provided by management. These assumptions and estimates were based on information available at the time the valuation was performed. These assumptions and estimates bear the risk of change as future performance, future economic conditions, and continued major customer relationships cannot be predicted or guaranteed. See also Note 1 - "Summary of Significant Accounting Policies" for additional information about these assets.
If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Since the recycling reporting unit’s fair value exceeded its carrying value in 2011, no further computations were required in that year. In 2012, as a result of changes in our long-term projections for stainless steel sales due to low demand for stainless steel and other nickel-based metals, the recycling reporting unit's fair value did not exceed its carrying value. Accordingly, we performed the second step of the impairment test and recorded an impairment loss of $6.8 million. We had no accumulated impairment losses to goodwill prior to this loss.

The change in carrying value, in thousands, of goodwill during the years ended December 31, 2012 and 2011 is shown below:

Balance, January 1, 2011	$6,840
Additions to goodwill	—
Impairment loss, goodwill	—
Balance, December 31, 2011	6,840
Additions to goodwill	—
Impairment loss, goodwill	(6,840)
Balance, December 31, 2012	$—

NOTE 15 - LONG TERM INCENTIVE PLAN
At our June 16, 2009 annual shareholders meeting, shareholders approved ratification of a long term incentive plan and approved the issuance of additional common shares of our stock. At our June 10, 2010 annual shareholders meeting, the shareholders approved the reservation of 1.2 million additional shares of our common stock under the plan. The plan makes available up to 2.4 million shares of our common stock for performance-based awards under the plan. We may grant any of these types of awards: non-qualified and incentive stock options; stock appreciation rights; and other stock awards including stock units, restricted stock units, performance shares, performance units, and restricted stock. The performance goals that we may use for such awards will be based on any one or more of the following performance measures: cash flow; earnings; earnings per share; market value added or economic value added; profits; return on assets; return on equity; return on investment; revenues; or total shareholder return.
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
On January 6, 2010, we granted non-performance based stock awards of 25.5 thousand shares to management at $6.39 per share. On January 11, 2010, we issued 18.0 thousand shares and on February 11, 2010, we issued the remaining 7.5 thousand shares of this grant. On June 8, 2010, we issued 30.0 thousand shares of our stock to management. These shares were granted pursuant to performance based stock plans authorized on April 14, 2009, at a grant date fair value of $2.53 per share. On November 15, 2010, we issued non-performance based stock awards of 5.0 thousand shares to management at $10.34 per share. Stock compensation charged to operations relating to stock awards was $1.0 million for the year ended December 31, 2010.
In January 2011, we issued 60.0 thousand shares of our stock to management. These shares were granted pursuant to performance based stock plans authorized on April 1, 2010, at a grant date fair value of $11.93 per share. We also issued non-performance based stock awards of 0.6 thousand shares to consultants at $12.28 per share in January 2011.
On April 9, 2012, we issued 3.8 thousand shares of our stock to a previous executive. Stock compensation charged to operations relating to these stock awards was $59.9 thousand for the year ended December 31, 2012. These shares were granted pursuant to a performance based stock plan authorized on August 13, 2010, at a grant date fair value of $15.98 per share with performance requirements met on August 15, 2011.
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

As of May 15, 2012, we awarded options to purchase 30.0 thousand shares of our stock each to our three new directors for a total of 90.0 thousand shares at a per share exercise price of $4.94, the fair value as of the grant date. As of December 31, 2012, the unrecognized stock-based compensation cost related to non-vested option awards was $57.5 thousand and such amount is recognized in operations over the remaining vesting period of four months, fifteen days. Stock compensation charged to operations

NOTE 15 - LONG TERM INCENTIVE PLAN (Continued)

relating to stock options was $96.0 thousand for the year ended December 31, 2012. We did not charge any stock compensation to operations relating to stock options for the year ended December 31, 2011.

The weighted average assumptions relating to the valuation of the Company's stock options awarded in May, 2012 are shown below. No stock options were granted during 2011.

2012
Weighted average grant-date fair value of grants per option	$1.71
Volatility	52.8%
Risk-free interest rate	2.5%
Expected life	2.5 years
Expected dividend yield	0.0%

As of July 1, 2009, we awarded options to purchase 30.0 thousand shares of our stock each to our three independent directors for a total of 90.0 thousand shares at a per share exercise price of $4.23, the fair value as of the grant date. These options are outstanding as of December 31, 2012.
See Note 1 – “Summary of Significant Accounting Policies - Stock Option Plans” of these Notes to Consolidated Financial Statements for additional information on this stock option plan.
NOTE 16 - LEGAL PROCEEDINGS
We have litigation from time to time, including employment-related claims, none of which we currently believe to be material.

NOTE 17 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2012	1st	2nd	3rd	4th	Year
	(in thousands, except per share information)
Revenue	$61,678	$49,852	$45,729	$36,973	$194,232
Gross profit	3,634	1,491	2,106	2,001	9,232
Impairment loss, goodwill	—	—	—	(6,840)	(6,840)
Income (loss) before other income (expense)	477	(1,399)	(617)	(7,494)	(9,033)
Net income (loss)	9	(1,239)	(886)	(4,504)	(6,620)
Basic earnings (loss) per share	—	(0.18)	(0.13)	(0.65)	(0.95)
Diluted earnings (loss) per share	—	(0.18)	(0.13)	(0.65)	(0.95)

We have reclassified certain income statement items within these Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements for the prior years and prior quarters in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income (loss), although gross profit was affected.

After several quarters of declining sales in 2011, we received an increase in sales orders from our main stainless steel customer in the first quarter of 2012. However, with nickel prices and demand for stainless steel remaining low in the market, the higher sales orders could not be sustained. This customer decreased sales orders in each of the last three quarters of the year, which negatively affected revenue in 2012 as compared to revenue in 2011. We did not have a lower of cost or market adjustment in 2012; however, we recorded a goodwill impairment loss of $6.8 million. As a result of changes in our long-term projections for stainless steel sales due to low demand for stainless steel and other nickel-based metals, the recycling reporting unit's fair value did not exceed its carrying value.

2011	1st	2nd	3rd	4th	Year
	(in thousands, except per share information)
Revenue	$106,401	$65,062	$55,766	$49,984	$277,213
Gross profit (loss)	8,119	4,371	(944)	175	11,721
Inventory write-down	—	—	(3,441)	—	(3,441)
Income (loss) before other income (expense)	4,270	1,709	(7,165)	(2,928)	(4,114)
Net income (loss)	2,167	313	(4,536)	(1,825)	(3,881)
Basic earnings (loss) per share	0.31	0.05	(0.67)	(0.26)	(0.56)
Diluted earnings (loss) per share	0.31	0.05	(0.67)	(0.26)	(0.56)

2010	1st	2nd	3rd	4th	Year
	(in thousands, except per share information)
Revenue	$74,399	$93,151	$76,715	$99,904	$344,169
Gross profit	6,473	8,062	7,459	6,329	28,323
Income before other income (expense)	3,312	4,525	3,650	3,225	14,712
Net income	1,763	2,347	1,923	2,020	8,053
Basic earnings per share	0.27	0.36	0.28	0.30	1.22
Diluted earnings per share	0.27	0.36	0.28	0.29	1.21

After a strong first quarter in 2011, sales to our main stainless steel customer began to decline as compared to 2010 due to a decline in demand for stainless steel. Additionally, reduced metal prices caused us to reduce our inventory balance $3.4 million due to lower of cost or market adjustment at the end of the third quarter 2011.

SUPPLEMENTARY INFORMATION

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2012, 2011 and 2010

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts 2012 (deducted from accounts receivable)	$100	$—	$—	$100
Allowance for doubtful accounts 2011 (deducted from accounts receivable)	$100	$—	$—	$100
Allowance for doubtful accounts 2010 (deducted from accounts receivable)	$100	$—	$—	$100
* Uncollected amounts written off, net of recoveries