Form 10-K/A
period 2012-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2013-04-30
CIK 4187

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
Number of shares of Common Stock, $0.0033 par value, outstanding as of the close of business on April 1, 2013: 6,944,267

____________________________________________

EXPLANATORY NOTE

Industrial Services of America, Inc. (the “Company”, “our”, “we”, or “us”) filed its Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K") with the Securities and Exchange Commission (the "SEC") on April 1, 2013. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2013 Annual Meeting of Shareholders (the "2013 Proxy Statement") that the Company expected to file with the SEC not later than 120 days after the end of the fiscal year covered by the 2012 Form 10-K. Because the definitive 2013 Proxy Statement will not be filed with the SEC before such date, the Company is filing this Amendment No. 1 to the 2012 Form 10-K (the "Form 10-K/A") to provide the additional information required by Part III of Form 10-K. This Form 10-K/A amends and restates in its entirety Items 10, 11, 12, 13, and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 15 of Part IV of the 2012 Form 10-K has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the 2012 Form 10-K filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Form 10-K/A should be read in conjunction with the 2012 Form 10-K and the Company's other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Set forth below is a list of members of the Board of Directors, together with their ages, all Company positions and offices each person currently holds and the year in which each person joined the Board.

Name and Principal Occupation with Company	Age	Year First Became Director

Harry Kletter	86	1983
Vice-Chairman of the Board and
Chief Executive Officer

Orson Oliver	70	2005
Chairman of the Board

Albert Cozzi	68	2006
Director

Brian Donaghy	37	2009
Director, President and Chief Operating Officer

David Russell	46	2012
Director

Francesca Scarito	48	2012
Director

Alan Gildenberg	55	2012
Director

HARRY KLETTER has been our Director since 1983. In October 1983, he became Chairman of the Board and Chief Executive Officer. Mr. Kletter served as our President and Chief Executive Officer from October 1983 until January 1988, from January 1990 until July 1991, and from August 1992 to December 1997. Mr. Kletter served as Chief Executive Officer from August 1992 until February 2000 and again from May 2000 through the present. From February through May 2000, he served as Chief Visionary Officer. He served as President from May 2000 until August 2007. He became the Vice-Chairman of the Board in May 2012. Mr. Kletter is the sole shareholder of K & R, LLC ("K & R"), an affiliate of our Company. Prior to his involvement with us, Mr. Kletter was President and Chief Executive Officer of K & R, which is now a real estate holding company. Prior thereto, Mr. Kletter was the President of Tri-City Industrial Services, Inc., which was involved in the transportation, disposal and management of solid waste. Since 1980, Mr. Kletter has been an investor in various other businesses including the Louisville, Kentucky-based Outer Loop Industrial Park, Outer Loop Business Park, and Outer Loop Company, LLC, which are each real estate ventures.

ORSON OLIVER has been our Director since 2005 and our Chairman of the Board since 2012. He is currently an independent business consultant with over thirty-five years of experience in banking and financial consulting. Mr. Oliver began his career in 1968 as an attorney with the U.S. Treasury Department in Washington, D.C. In September of 1975, he joined Bank of Louisville as general counsel. In November of 1985, he became President of the Bank of Louisville. When Branch Banking and Trust Company acquired the Bank of Louisville in 2003, the Bank of Louisville had assets of $1.6 billion and was the largest, locally managed bank in Louisville, Kentucky. Since his retirement from banking in February of 2004, Mr. Oliver has worked as an independent general business consultant for the Al J. Schneider Company, a corporation with a number of large hotels and real estate holdings in the Louisville, Kentucky area. From May 2004 through December 2011, Mr. Oliver also worked as an independent general business consultant for PNC Bank, which is headquartered in Pittsburgh, Pennsylvania with assets of $305.1 billion as of December 31, 2012. Mr. Oliver has been a member of the Board of Directors of the Al J. Schneider Company since February, 2004. Beginning in 2013, Mr. Oliver also serves as a Director of the Bankers' Bank of Kentucky.

ALBERT A. COZZI has been our Director since 2006. Since February 2006, Mr. Cozzi has been a partner with Cozzi Consulting Group, a start-up consulting business, marking the re-entry of Mr. Cozzi into the scrap industry following a two-year non-compete agreement he had with his former employers at Metal Management, Inc. From July 1999 to January 2004, Mr. Cozzi served as the Chief Executive Officer of Metal Management, Inc. headquartered in Chicago, Illinois, and one of the largest full service metals recyclers in the United States. From December 1997 to June 1999, Mr. Cozzi served as the President and Chief Operating Officer of Metal Management, Inc. From 1963 to 1997, Mr. Cozzi held various positions with Cozzi Iron & Metal, originally located in Chicago, Illinois, prior to its merger with Metal Management, Inc., including President from 1990 to 1997. Mr. Cozzi received an M.B.A. from the University of Chicago.

BRIAN DONAGHY has been our Director since 2009 and our President and Chief Operating Officer since August 2007. Mr. Donaghy served as our acting Chief Operating Officer from January 1, 2007 through August 2007. Prior to his appointment to that position, Mr. Donaghy was a consultant to ISA Recycling. From 2001 to 2007, he owned and operated Industrial Logistic Services, LLC (“ILS”), a scrap metal and waste transportation company located at our Louisville headquarters, the assets of which he sold to us in 2007. ILS discontinued operations after this sale. ILS had approximately 30 employees and total revenues of $2.0 million in 2007 and 2006.

DAVID RUSSELL has been our Director since January 2012. Dr. Russell has extensive experience in the financial and risk management arenas.  He has a Ph.D. in risk management and an M.A. in Applied Economics from the Wharton School of Business, University of Pennsylvania. Dr. Russell also holds an A.B. in Economics from Amherst College.  He has held various positions in risk management and finance during his career.  From 2002 to the present, Dr. Russell has been Associate Professor of Insurance and Finance at California State University, Northridge. He also presently serves as Director of the University's Center for Risk and Insurance.  Previously, he served as Director of the University's Family Business Center.

FRANCESCA E. SCARITO has been our Director since February 2012. Ms. Scarito is President of RS Finance & Consulting, LLC, a boutique investment bank located in Boston, Massachusetts, which she founded in April 2009.  Ms. Scarito has been an investment banker for over 20 years and has extensive experience in private capital, equity capital markets and mergers and acquisitions.  She has been a consultant for ISA since August 2009. Prior to founding her own firm in April 2009, Ms. Scarito was a Managing Director in the Investment Banking Division of Canaccord Adams Inc., which she joined in 2007. Ms. Scarito earned a B.A. from Dartmouth College and an M.B.A. from Harvard Business School. Ms. Scarito has been a Director of Ambient Corporation since June 2011.

ALAN GILDENBERG has been a Registered Investment Advisor at Falcon Global Partners, LLC since 2007, and a consultant to K & R, LLC since 2009. As of January, 2013, he is also a Registered Representative with Stifel, Nicolaus & Company, Incorporated. He was previously a Registered Representative at Wachovia Securities from 2001 until March 2007 and R.W. Baird from 1997 through January 2001. His experience also includes his work as an independent futures and options trader at the Chicago Mercantile Exchange for five years. Mr. Gildenberg has a B.B.A. in Business Administration from the University of Michigan.

Except as disclosed above, none of the other directors holds another directorship in a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or in a company registered as an investment company under the Investment Company Act of 1940, as amended. None of our directors has any family relationship with any of our other directors or executive officers.

Audit Committee

The Audit Committee confers with our independent registered public accounting firm regarding the scope and adequacy of annual audits; reviews reports from such independent accountants; and meets with the independent accountants to review the adequacy of our accounting principles, financial controls and policies. The Audit Committee met four (4) times in 2012. The Board appointed Messrs. Cozzi and Oliver, Dr. Russell, and Ms. Scarito to this committee at the Board meeting held May 15, 2012. Mr. Oliver is the chairperson of this committee. All current members of the audit committee are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards and the Audit Committee Qualifications of Rule 5605(c)(2), except Ms. Scarito. Ms. Scarito was appointed to this committee as a non-independent director under the exception contained in the NASDAQ Corporate Governance Requirements pursuant to which a non-independent director can serve on an Audit Committee under exceptional and limited circumstances. The Board determined that due to Ms. Scarito's special expertise in business and financial analysis and corporate equity structures along with her familiarity with the Company, her appointment to the compensation committee was in the best interests of the Company and its shareholders. The Board of Directors has determined that Mr. Oliver is qualified as an "audit committee financial expert" based on a thorough review of his education and financial experience and is independent as described in the preceding sentences. Our Audit Committee has a written charter, which is available on our website at www.isa-inc.com under Investor Relations.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company's executive officers.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations
Harry Kletter	1983	86
Vice-Chairman of the Board and Chief Executive Officer of the Company from May 15, 2012 to present. Chairman of the Board and Chief Executive Officer of the Company from May 2, 2000 to May 15, 2012. Chairman of the Board and Chief Visionary Officer from February 3, 2000 to May 2, 2000. Mr. Kletter served as Chairman of the Board and Chief Executive Officer from July 31, 1992 to February 3, 2000, President of the Company from July 31, 1992 to December 1997, from January 1990 to July 1991, and from October 1983 to January 1988. Mr. Kletter is also Chairman and sole shareholder of K&R, LLC.

Brian Donaghy	2007	37
President and Chief Operating Officer since August 2007 and Board of Directors Member beginning June 2009. Mr. Donaghy served as the Company's acting COO from January 1, 2007 through August 2007. Prior to his appointment to that position, Mr. Donaghy was a consultant to ISA Recycling. From 2001 to 2007, he owned and operated Industrial Logistic Services, LLC, a scrap metal and waste transportation company located at the Company's Louisville headquarters, the assets of which he sold to the Company in 2007. ILS had approximately 30 employees and total revenues of $2.0 million in 2007 and 2006.

Alan L. Schroering	2000	48
Vice President of Finance since November 2011, and Interim Chief Financial Officer since August 2012. Mr. Schroering served as Chief Financial Officer from May 2001 until November 2011. Mr. Schroering served as a board member from June 2000 to May 2001. Mr. Schroering has served as Treasurer from October 2001 to November 2011 and from August 2012 to present. Mr. Schroering served in several accounting positions with National Processing Company from April 1998 to May 2000. Mr. Schroering served previously in several accounting positions with the Company from November 1984 to March 1998.

James K. Wiseman, III	2007	59
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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, certain officers and persons who own more than ten percent (10%) of our outstanding Common Stock to file with the Securities and Exchange Commission reports of changes in ownership of our Common Stock held by such persons. Officers, directors and greater than 10% shareholders must furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations from reporting persons that no other reports including Forms 5 were required, all Section 16(a) filing requirements applicable to all of our officers and directors were complied with during 2012 with the following exceptions: David Russell did not file a timely Form 4 for the purchase of 1 share of common stock on November 26, 2012 at a price of $2.52 per share and the purchase of 792 shares of common stock on November 28, 2012 at a price of $2.62 per share. Alan Gildenberg did not file a timely Form 4 for the receipt of 30,000 stock options on May 15, 2012 at a price of $4.94 per share. Francesca Scarito did not file a timely Form 4 for the receipt of 30,000 stock options on May 15, 2012 at a price of $4.94 per share. The above forms were filed late. We have informed the reporting person of their filing obligations.

Code of Ethics

The Board of Directors has adopted our Code of Ethics for the Chief Executive Officer and Financial Executives, which is available on our website at www.isa-inc.com under Investor Relations. The Company will post any waivers to the Code of Ethics to our website. Shareholders may communicate directly with the Board of Directors in writing by sending a letter to the Board at: Industrial Services of America, Inc., P.O. Box 32428, 7100 Grade Lane Louisville, KY 40232 or by a secure e-mail via our website at www.isa-inc.com. Our legal counsel will receive and process all communications directed to the Board of Directors and will transmit such communications to each member of the Nominating Committee without any editing or screening by the legal counsel.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

The following table summarizes the compensation awarded to, paid to, or earned by our principal executive officer and executive officers other than our principal executive officer in accordance with SEC regulations:

2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	All Other Compensation ($)		Total ($)
Harry Kletter	2012	$—		$—	$247,828	(1)	$247,828
CEO	2011	—		—	487,828	(1)	487,828

Brian Donaghy	2012	$300,000		$—	$34,944	(2)	$334,944
President and COO	2011	300,000		—	32,602	(2)	332,602

Jim Wiseman	2012	136,500		—	28,179	(3)	$164,679
Vice-President - Recycling	2011	136,500		10,000	25,899	(3)	172,399

Danny Gascoyne	2012	$200,531	(4)	$—	$21,194	(5)	$221,725
Executive Vice-President - Recycling	2011	185,000	(4)	—	23,612	(5)	208,612

(1) Although Mr. Kletter did not receive any compensation directly from us, K&R, an entity of which he is sole member, received $240,000 in 2012 and $480,000 in 2011 in the form of consulting fees. An amount of $7,828 is also included in this total and reflects Mr. Kletter's personal use of our company vehicle during 2012 and 2011.

We also paid K&R rental fees for our facilities of $582,000 in each of 2012 and 2011 and equipment rental fees of $126,000 in 2012. These rental fees are not included in the table above. A description of these leases is set forth in Item 13. of this Form 10-K/A.

(2) Amounts reflect our contribution to the 401(k) plan, the automobile allowance in the amount of $1,000 per month, and the cost of health, dental, life, STD, and LTD benefits paid by the company of $19,531 and $17,285 in 2012 and 2011, respectively.

(3) Amounts reflect our contribution to the 401(k) plan, the automobile allowance in the amount of $800 per month, and the cost of health, dental, life, STD, and LTD benefits paid by the company of $16,265 and $14,076 in 2012 and 2011, respectively.

(4) Mr. Gascoyne's executive employment agreement was terminated on February 27, 2012. Pursuant to his employment agreement, we continued to pay his base salary and welfare plan benefits, such as insurance and 401(K) benefits, for one year after the termination date.

(5) Amounts reflect our contribution to the 401(k) plan, the automobile allowance of $800 per month in 2011 and an agreed upon amount after termination in 2012, and the cost of health, dental, life, STD, and LTD benefits paid by the company of $11,210 and $10,996 in 2012 and 2011, respectively.

We issued 3,750 shares of our common stock as awards in 2012, all of which were awarded to Mr. Gascoyne based on the satisfaction of the related performance conditions. These shares were granted pursuant to a performance based stock plan authorized on August 13, 2010, at a grant date fair value of $15.98 per share, computed in accordance with FASB ASC Topic 718, with performance requirements met on August 15, 2011. We issued 60,000 shares of our common stock to management as awards in 2011, with 45,000 of those shares awarded to Mr. Donaghy based on the satisfaction of the related performance conditions. These shares were granted pursuant to performance based stock plans authorized on April 1, 2010, at a grant date fair value of $11.93 per share, computed in accordance with FASB ASC Topic 718. As of April 30, 2013, we have not issued any shares of our common stock as performance-based awards in 2013.

We do not have a post-employment compensation plan.

Compensation Committee
The Board appointed Messrs. Cozzi, Gildenberg, Oliver, Dr. Russell, and Ms. Scarito to the Compensation Committee at the Board of Directors meeting held May 15, 2012. Ms. Scarito was appointed to this committee in March 2012 as a non-independent director under the exception contained in the NASDAQ Corporate Governance Requirements pursuant to which a non-independent director can serve on a Compensation Committee under exceptional and limited circumstances. The Board determined that due to Ms. Scarito's special expertise in compensation issues and extensive involvement with our compensation practices, her appointment to the Compensation Committee was in the best interests of the Company and its shareholders.

The Compensation Committee is responsible for making recommendations to the Board regarding salaries and bonuses that we pay to our executive officers, including our Chief Financial Officer. This committee met one (1) time in 2012. This committee does not have a chairperson. All functions of the Compensation Committee are performed by the committee as a whole. However, the Compensation Committee confers with our Chief Executive Officer, Mr. Kletter, to obtain additional input for the committee's decision making process and recording our processes and procedures for the determination of executive and director compensation, including the scope of authority of the Compensation Committee, the extent to which the Compensation Committee may delegate any authority, and any role of executive officers in determining or recommending the amount or form of executive and director compensation. The Compensation Committee has the authority to delegate to department supervisors decisions regarding compensation in their respective departments. None of our executive officers served as a member of the Compensation Committee of another entity. Our Compensation Committee has a written charter, which is available on our website at www.isa-inc.com under Investor Relations.

The Compensation Committee seeks to structure compensation that will provide sufficient incentives for Named Executive Officers to drive results while avoiding unnecessary or excessive risk taking that could harm the long-term value of the Company. The committee believes that the following measures help achieve this goal:

•
Named Executive Officers are provided with competitive base salaries that are not subject to performance risk, which helps to mitigate risk-taking behaviors and provides an incentive for executives to retain their employment with the Company;

•	We enter into employment agreements with certain Named Executive Officers because they provide a form of protection for the Company and the individual;

•
Certain executive officers have long-term, performance-based incentives, such as stock and cash bonuses, included in their employment agreements, which hold individuals accountable for long-term decisions by only rewarding the success of those decisions.

Compensation Committee Consultant
In January 2011 the Compensation Committee retained Bostonian Group, a Marsh & McLennan Agency Company, to undertake a market assessment and provide trend information on incentive compensation plans. Bostonian Group identified a group of public companies that are similar to the Company in the following ways:

•	Operate in the scrap metal, waste management, recycling or related environmental services industries; and

•	Reported revenue ranging from $36 million to $562 million in their most recent fiscal year; and

•	Employ executives in positions similar to those of the Company's senior management.

The Compensation Committee also retained a second independent consultant, RS Finance & Consulting, LLC, to supplement Bostonian Group's data by identifying additional public companies with gross margins and number of employees that are similar to those of the Company, and analyzing the compensation practices of those companies. The Compensation Committee used the collective input of the consultants to formulate an executive compensation plan they believe aligns management and shareholder interests; is consistent with market practices; has an appropriate mix of short-term and long-term incentives; and is designed to attract and retain key employees. In 2012, the Compensation Committee also canceled the Company's former Management Incentive Plan (the “MIP”) and Executive Incentive Plan (the “EIP”) in favor of the revised incentive plan described below. No performance goals set forth in the MIP and EIP were met in 2012 or 2011, and the Company did not pay any compensation based on 2012 or 2011 results.

Base Salary
When determining base salary levels for senior management, the Compensation Committee evaluates base salary levels of similar positions in the group of all selected peer companies used by both the Bostonian Group and RS Finance & Consulting, LLC. Base salaries reflect an executive's roles and responsibilities and recognize and reward individual skills, experience and sustained job performance.

Annual Incentive Bonuses
The Company's annual incentive compensation plan is a cash-based, pay-for-performance incentive plan. The plan covers executives and certain other personnel as determined by the Compensation Committee and the Company's President. The incentive compensation plan rewards the achievement of certain corporate operating and financial targets set by the Compensation Committee at the beginning of each year.

The Compensation Committee may also establish individual performance goals for executives in connection with annual incentive compensation.

The Compensation Committee, in consultation with the Board, establishes the Company's performance goals at the beginning of each year. The Compensation Committee awards incentive bonuses based on the degree to which corporate performance objectives were met during the year. The total amount of the target annual incentive payments ranges from 10% of an executive's base salary to 100% of base salary, although the Compensation Committee reserves the right to adjust awards at its discretion (including awarding over 100% of base salary in incentive payments).

Long Term Incentive Plan
Long-term incentive compensation opportunities are performance-based. Long-term incentives provided by the Company consist of equity awards based on achievement of certain corporate targets. The terms of the long-term incentive awards are more fully described below. The Company may award long-term incentives in the form of restricted stock, stock options and other forms of equity incentives as more fully described in the Company's Long-Term Incentive Plan. The Compensation Committee believes equity-based performance awards provide an adequate incentive to management to perform well for stockholders. In addition, equity awards have been an effective means of attracting and retaining management talent.

The Company designs its long-term incentive plans to ensure that incentive compensation reflects the growth and profitability of the Company. Each of the equity-based awards offered by the Company is intended to reward specified results. These awards promote a long-term view, reward long-term positive performance of the Company, and are intended to align management's interests with stockholders' interests.

Stock Options
The Company awards stock options because it believes they serve a valuable purpose in aligning management's interests with stockholders' interests. Because stock options vest over time, they serve not only as an incentive for superior performance, but also as a retention device. The Company generally receives an income tax deduction when an executive exercises a stock option.

Restricted Stock Awards
A “Restricted Stock Award” is a grant of shares of company stock in which the recipient's rights in the stock are restricted until the shares either vest or lapse in restrictions. Such shares of stock are subject to a risk of forfeiture or other restrictions that will lapse upon the achievement of one or more goals relating to completion of service by the recipient, or achievement of performance or other objectives, as determined by the Compensation Committee.

For Restricted Stock awards, the Compensation Committee has established a three-year vesting schedule, in equal, sequential, annual installments beginning on the first anniversary of the grant date.

Unless otherwise prescribed by existing employment contracts or other agreements, long-term incentives will range from 7.5% to 30% of an executive's base salary. The Company may also award long-term incentive compensation to other senior managers in amounts ranging from 3.8% to 15% of the manager's base salary.

Perquisites
The Company provides certain members of management various perquisites that are provided by similar companies throughout the industry and include health, dental, vision, life and disability insurance and in the case of some named executive officers, car allowances. We furnish these benefits to provide an additional incentive for our management and to remain competitive in the general marketplace for managerial talent.

Retirement and Other Benefits
The Named Executive Officers are eligible to participate in the retirement and benefit programs described below. The Compensation Committee reviews the overall cost to the Company of the various programs generally when changes are proposed. The Compensation Committee believes the benefits provided by these programs are important factors in attracting and retaining executive officers, including the Named Executive Officers.

401(k) Savings Plans
The Named Executive Officers are eligible to participate in our defined contribution retirement plan under Section 401(k) of the Internal Revenue Code on the same basis as all other eligible employees. Prior to January 1, 2013, eligible employees could contribute a maximum of 15% of their annual salary. Beginning January 1, 2013, eligible employees may contribute 100.0% of their annual salary to meet the IRS limit of $17,500. Under the plan, we match 25% of each employee's voluntary contribution up to 6% of their gross salary. We also offer an additional discretionary match for eligible employees who contribute 7.0% - 10.0% of their weekly wages.

Health and Welfare Plan
We share or pay for the cost of medical, dental, vision, basic life insurance and disability benefits with all eligible full-time regular employees. The Named Executive Officers are eligible to participate in these benefits on the same basis as all other employees, unless otherwise specified in an individual employment contract.
See “Summary Compensation Table” above for a summary of the reportable benefits for the Named Executive Officers. We furnish the above benefits to provide an additional incentive for our management and to remain competitive in the general marketplace for managerial talent.

President and Chief Operating Officer's Compensation
The Compensation Committee meets to evaluate the President and Chief Operating Officer's performance and determine his total compensation. The Compensation Committee assesses the individual contributions of Mr. Donaghy as well as the Company's performance relative to both pre-established goals and the performance of other companies in similar industries to that of the Company, of similar size, and in the same geographic region as the Company.

In 2012 and 2011, Mr. Donaghy's salary placed him in the 50th percentile of Presidents and Chief Operating Officers in a group of all selected peer companies used by both the Bostonian Group and RS Finance & Consulting, LLC.

Executive Employment Agreement with Brian Donaghy:
On August 2, 2007, we named Brian G. Donaghy our president and chief operating officer. In connection with his selection as president and chief operating officer, we entered into an executive employment agreement with him (the "Original Employment Agreement"), which we amended effective April 14, 2009. The Original Employment Agreement, as amended (the “Amended Employment Agreement”) set Mr. Donaghy's annual salary to $200,000 retroactive to January 1, 2009, and has a term expiring December 31, 2013. The Company approved a $100,000 increase to Mr. Donaghy's base salary effective January 1, 2011. The Original Employment Agreement authorized the issuance of 30,000 shares of our common stock per year through 2011, payment of which was subject to the Company's achievement of the EBIDTA requirement under the agreement. The Amended Employment Agreement authorizes an additional 30,000 shares of our common stock per year for 2012 and 2013, which was approved by the shareholders at the annual meeting held on June 16, 2009 and payment of which is subject to the Company's achievement of the EBITDA requirement under the agreement. We entered into an amended executive employment agreement effective April 1, 2010 (the “April Amendment”), which extended the initial term of our employment agreement with Mr. Donaghy through June 30, 2015. Other changes in the April Amendment entitled Mr. Donaghy certain bonuses based on the then-applicable EIP and MIP. No bonuses were paid to Mr. Donaghy in 2012 or 2011 based on the April Amendment.

Executive Employment Agreement with Daniel C. Gascoyne
On August 13, 2010, we named Daniel C. Gascoyne our executive vice president for an initial term that commenced on August 16, 2010.   Mr. Gascoyne's employment ended on February 27, 2012 when Mr. Gascoyne was terminated without cause. Pursuant to his executive employment agreement, we continued to pay his base salary and welfare plan benefits, such as insurance and 401(K) benefits, for one year after the termination date.

Executive Employment Agreement with James K. Wiseman, III
On August 2, 2007, we named James K. Wiseman, III our vice president for an initial term that commenced on April 4, 2007.   This employment agreement ended on April 4, 2012 and was not renewed. Pursuant to Mr. Wiseman's employment agreement, he was entitled to an annual base salary of $136,500.  He was also be eligible for bonus compensation from time to time as determined by our Compensation Committee and approved by our board of directors.  In addition, we provided Mr. Wiseman with an $800 per month car allowance, as well as allowances to cover his fuel and cell phone expenses.  Mr. Wiseman was also eligible to participate in our employee benefits and deferred compensation plans that are generally available to our employees.

In 2012 and 2011, Mr. Wiseman's salary and annual bonus placed him in the 50th percentile of Vice Presidents in the group of peer companies selected by Mr. Donaghy. Mr. Wiseman's bonus award for 2011 was granted to recognize his continued contributions within the recycling division of the Company in those years.

Beginning April 5, 2012, Mr. Wiseman's annual salary and benefits remained similar to those he maintained under the terms of his employment agreement and will be renegotiated as necessary.

Compensation Recovery
Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our CEO and CFO. In addition, we expect to implement a clawback policy in fiscal 2013 in accordance with the requirements of the Dodd-Frank Act and the regulations that the SEC will issue under that Act. We elected to wait until the SEC issues guidance about the proper form of a clawback policy in order to ensure that our initial policy is fully compliant with SEC regulations.

Change of Control Agreements.
None of the Company's employment agreements provide for payments in the event of a change of control.

Outstanding Equity Awards at Fiscal Year-End 2012

The following table provides information with respect to outstanding equity awards for each named executive officer as of December 31, 2012.

Name	Stock Awards
	Equity Incentive Plan Awards: Number of Unearned Shares, Unit or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Harry Kletter CEO	—	—

Brian Donaghy (1) President and COO	360,000	$864,000

Daniel Gascoyne Executive Vice- President	—	—

Jim Wiseman Vice President	—	—

(1)
Mr. Donaghy has the right to receive (i) 30,000 shares of our common stock per year through 2015 if our EBITDA exceeds $4.5 million for the previous fiscal year pursuant to the original and amended executive employment agreements with him, (ii) 15,000 shares of our common stock per year through 2015 based on satisfaction of the return on net assets (“RONA”) criteria set forth in his April 1, 2010 amended executive employment agreement, and (iii) an additional 225,000 shares of our common stock based on satisfaction of the 5 year (2010 - 2014) average RONA criteria set forth in his April 1, 2010 amended executive employment agreement. As of December 31, 2012, these shares were valued at $2.40 per share, which was the last business day closing per share value prior to that day. The ISA stock issued pursuant to performance based stock awards is unregistered; therefore, recipients are subject to a six-month holding period prior to selling or transferring such shares in market transactions.

The vesting dates for the awards presented in the table above are as follows:
45,000 shares - December 31, 2013
270,000 shares - December 31, 2014
45,000 shares - December 31, 2015
360,000 shares total

2012 Director Compensation Table

The following table summarizes the compensation earned by or awarded to each current director, other than a named executive officer, during 2012.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)

Albert Cozzi	$35,000	$—	$—		$35,000
Alan Gildenberg	35,000	51,159	—		86,159
Orson Oliver	35,000	—	7,828	(3)	42,828
David Russell	31,000	51,159	—		82,159
Francesca Scarito	27,000	51,159	58,000	(4)	136,159

(1)
The amount reflects fees of $4,000 per month from January through April. Beginning in May, fees increased to $5,000 per Board meeting and $2,000 per committee meeting for the remainder of the year. Mr. Gildenberg joined the Board in May and began receiving directors' fees in May. Dr. Russell joined the Board in January and began receiving directors' fees in February. Ms. Scarito joined the Board in February and began receiving directors' fees in March.

(2)
As of December 31, 2012, each Director has 30,000 stock options outstanding. For Mr. Cozzi and Mr. Oliver, the market value of the stock options is based on a closing price of $4.23 per share on grant date, July 1, 2009. These shares are fully vested. For Mr. Gildenberg, Dr. Russell, and Ms. Scarito, the market value of the stock options is based on a closing price of $4.94 per share on grant date, May 15, 2012. These shares will be fully vested as of May 15, 2013. These amounts reflect the aggregate grant date fair value of stock awards computed in accordance with ASC Topic 718.

(3)	The amount reflects Mr. Oliver's personal use of our company vehicle during the calendar year 2012.

(4)	The amount reflects Ms. Scarito's earned payments for consulting work performed for the Company throughout the calendar year 2012.

From January through April 2012, the Company paid its non-employee directors a monthly retainer fee of $4,000. Beginning with the May 2012 Board meeting, the Company revised its Board compensation policy to provide for payments to Board members of $5,000 per Board meeting and $2,000 per committee meeting. Also, with respect to each director who had not previously received stock options, in 2012 the Company awarded each such director an option for 30,000 shares of common stock with an exercise price equal to fair market value on the date of grant. Each non-employee director now holds an option for 30,000 shares of common stock.

Mr. Kletter and Mr. Donaghy receive no additional consideration for serving on the Board of Directors. The Compensation Committee will determine fees for all non-employee Directors elected to serve until 2014 at the first regular meeting of the Board that it will hold following the annual shareholder meeting.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

Shares Available for Grant and Options/Warrants Outstanding

       The following information is provided as of December 31, 2012 with respect to our existing compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (2)

Equity compensation plans approved by security holders	180,000	$4.59	2,095,150
Equity compensation plans not approved by security holders	—	—	—
Total	180,000	$4.59	2,095,150

(1)
90,000 stock options were awarded to our non-employee Directors on July 1, 2009 at $4.23 per share, and 90,000 stock options were awarded to our three new non-employee Directors on May 15, 2012 at $4.94 per share.

(2)
In 2010, we awarded 60,500 shares of our Common Stock to management under this plan. In 2011, we awarded an additional 60,000 shares of our Common Stock to management and 600 shares of our Common Stock to consultants under this plan relating to incentive awards triggered during the year ended December 31, 2010. In 2012, we awarded 3,750 shares of our Common Stock to management under this plan relating to incentive awards triggered during the year ended December 31, 2011. We have not awarded any shares in 2013 based on 2012 performance results.

VOTING SECURITIES

The following table sets forth information regarding beneficial ownership of our common stock as of April 16, 2013 for (i) each of our named executive officers and directors, (ii) each person known to management to own of record or beneficially more than five percent of our outstanding shares, and (iii) all of our executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percentage of Class (1)

Harry Kletter 7100 Grade Lane Louisville, KY 40213	1,799,237	(4)	24.92%

Harry Kletter Family Ltd Ptnsp 7100 Grade Lane Louisville, KY 40213	750,000	(4)	10.39%

Roberta Kletter 7100 Grade Lane Louisville, KY 40213	552,258	(5)	7.65%

K&R, LLC 7100 Grade Lane Louisville, KY 40213	516,349	(4)	7.15%

David Russell 7100 Grade Lane Louisville, KY 40213	600,979	(9)	8.32%

Albert Cozzi 7100 Grade Lane Louisville, KY 40213	177,991	(6)	2.47%

Brian Donaghy 7100 Grade Lane Louisville, KY 40213	77,300	(7)	1.07%

Orson Oliver 7100 Grade Lane Louisville, KY 40213	48,749	(8)	0.68%

Alan Gildenberg 7100 Grade Lane Louisville, KY 40213	42,738	(10)	0.59%

Francesca Scarito 7100 Grade Lane Louisville, KY 40213	39,500	(11)	0.55%

James Wiseman III 7100 Grade Lane Louisville, KY 40213	7,500		0.10%

All directors and executive officers as a group	2,814,794	(12)	38.99%

(1)
The table reflects share ownership and the percentage of such share ownership as of April 16, 2013. We have determined the percentages on the basis of 7,069,267 shares of our common stock outstanding, plus the assumed exercise of the 150,000 options discussed below (and exclusive of 123,212 shares of common stock held as Treasury stock).

(2)	Except as otherwise indicated, each person or entity shown has sole voting and investment power with respect to the shares of common stock beneficially owned by him, her or it.

(3)	We have obtained information with respect to beneficial ownership from our shareholder records and from information provided by shareholders.

(4)
Mr. Kletter's shares owned include (i) 516,349 shares of common stock beneficially owned by K & R, LLC (“K&R”), the sole member of which is Mr. Kletter, (ii) 750,000 shares of common stock beneficially owned by Harry Kletter Family Limited Partnership, for which Mr. Kletter serves as general partner, (iii) 140,100 shares of common stock beneficially owned by Roberta Kletter, spouse of Mr. Kletter, and (iv) 392,788 shares owned directly by Mr. Kletter. Mrs. Kletter is a director and vice president of K&R. Two of Mr. Kletter's adult children are also officers of K&R. Does not include the following shares of common stock, as to which Mr. Kletter disclaims beneficial ownership: 19,370 shares owned by the Harry Kletter Family Charitable Foundation, of which Mrs. Kletter is a co-advisor.

(5)
Includes 392,788 shares of common stock beneficially owned by Mr. Kletter, and 19,370 shares of common stock owned by the Harry Kletter Family Charitable Foundation, of which Mrs. Kletter is co-advisor. Does not include the following shares of common stock, as to which Mrs. Kletter disclaims beneficial ownership: (i) 516,349 shares of common stock owned by K & R, of which Mr. Kletter is the sole member; and (ii) 750,000 shares of common stock owned by Harry Kletter Family Limited Partnership, for which Mr. Kletter serves as general partner.

(6) Includes options to purchase 30,000 shares exercisable within 60 days of April 16, 2013.

(7)
Includes 2,250 shares of common stock held in Mr. Donaghy's minor child's name. Mr. Donaghy is entitled to receive 45,000 shares of our common stock per year for the next two years, upon satisfaction of certain conditions contained in an amended employment agreement between Mr. Donaghy, our president and chief operating officer, and us. The conditions are that our EBITDA must exceed $4.5 million for the previous fiscal year and that our return on assets (“RONA”) exceeds targets specified within his amended employment agreement each year. Mr. Donaghy has already received 90,000 shares pursuant to his employment agreements since 2007.

(8) Includes options to purchase 30,000 shares exercisable within 60 days of April 16, 2013 and 3,750 shares held in Trusts for Mr. Oliver's daughter and minor grandchildren for which Mr. Oliver is the Trustee.

(9) Includes options to purchase 30,000 shares exercisable within 60 days of April 16, 2013 and the following beneficially owned shares of our common stock: 297,700 shares held in Trust, 65,077 shares held in custodial accounts for Dr. Russell's adult stepson and minor children, and 132,840 shares held in various retirement plans for Dr. Russell's benefit.

(10) Includes options to purchase 30,000 shares exercisable within 60 days of April 16, 2013, 1,288 shares of common stock held by Mr. Gildenberg's wife and adult children, and 1,450 held in a retirement account.

(11) Includes options to purchase 30,000 shares exercisable within 60 days of April 16, 2013 and 9,500 shares of common stock beneficially owned by RS Finance & Consulting, LLC, of which Ms. Scarito is President and the sole member.

(12) Includes the options described in notes 6 - 11 above to purchase 150,000 shares exercisable within 60 days of April 16, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted written policies and procedures for the review of any transaction, arrangement, or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our Board. The policy calls for the proposed related person transaction to be reviewed and, if deemed appropriate, approved by our Audit Committee. Whenever practicable, the reporting, review and approval will occur prior to entry into the transaction. If advance review and approval is not practicable, the Audit Committee will review, and in its discretion may ratify the related person transaction. The policy also permits the chairman of the Audit Committee to review and, if deemed appropriate, approve proposed related person transactions that arise between Audit Committee meetings, subject to ratification by the Audit Committee at its next meeting. Any related person transactions that are ongoing in nature will be reviewed annually. If the related person at issue is a director of the Company, or a family member of a director, then that director would recuse himself and abstain from voting on the approval of the related person transaction, but may, if so requested by the chair of the Audit Committee, participate in some or all of the committee's discussions of the related person transaction.

A related person transaction reviewed under the policy will be considered approved or ratified if it is authorized by the Audit Committee after full disclosure of the related person's interest in the transaction.

As appropriate for the circumstances of the related person transaction, the Audit Committee will review and consider the following:

•	The related person's interest in the related person transaction;

•	The approximate dollar value of the amount involved in the related person transaction;

•	The approximate dollar value of the amount of the related person's interest in the transaction without regard to the amount of any profit or loss;

•	Whether the transaction will be undertaken in the ordinary course of our business;

•	Whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	The purpose of, and the potential benefits to us of, the transaction; and

•
Any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is in, or not inconsistent with, our best interests. The Audit Committee may impose any conditions on the related person transaction that it deems appropriate.

Unless the transaction is excluded by the instructions to the SEC's related person transaction disclosure rule, any approved related person transaction would be disclosed in accordance with SEC rules.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

K & R Lease; K & R Consulting Agreement

On February 16, 1998 our Board of Directors ratified and formalized an existing relationship in connection with (i) our leasing of the facilities from K & R and (ii) the provision of consulting services by K & R to us. K & R is our affiliate as Harry Kletter, our Vice-Chairman of the Board and Chief Executive Officer, is the sole member of K & R. Accordingly, Mr. Kletter's interest in the transaction described below is substantially equivalent to that of K & R.

Lease Agreement. The lease agreement, effective as of January 1, 1998, between K & R, as landlord, and us, as tenant, covers approximately 20.5 acres of land and the improvements thereon, which are located at 7100 Grade Lane in Louisville, Kentucky. The principal improvements consist of an approximately 22,750 square foot building used as the corporate office, an approximately 8,286 square foot building used for our commercial, retail and industrial waste and recycling management services offices, an approximately 13,995 square foot building used as the paper recycling plant, an approximately 12,000 square foot building used for metals recycling plant, and an approximately 51,760 square foot building used as the recycling offices and warehouse space, with the remaining 15,575 square feet of space contained in five (5) buildings ranging in size from approximately 8,000 to 256 square feet.

The initial term of the K & R lease was for ten years with two five-year option periods available thereafter. The base rent for the first five years was $450,000 per annum. The base rent for the second five years, beginning January 1, 2003, became $505,272 per annum, payable at the beginning of each month in an amount equal to $42,106. The base rent for the first five-year option period, beginning January 1, 2008, became $582,000 per annum, payable at the beginning of each month in an amount equal to $48,500. The base rent for the second five-year option period, beginning January 1, 2013, became $645,984 per annum, payable at the beginning of each month in an amount equal to $53,832. This fixed minimum rent adjusts for each five years, including for each of the option periods, in accordance with the consumer price index. The fixed minimum rent also increases to $750,000 per annum, in an amount equal to $62,500 per month in the event of a change in control. We must pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. The K & R lease provides for our indemnification of K & R for all damages arising out of the use of or the condition of the leased premises excepting K & R's negligence. Under the K & R lease, “change in control” means a transaction or series of transactions as a result of which (i) any person who does not currently own a majority of our outstanding stock acquires a majority of our outstanding stock, (ii) we sell or otherwise dispose of all or substantially all of our assets or business operations to any other person; or (iii) we merge or consolidate with any other person; unless, in any such case, shareholders owning a majority of our outstanding voting stock immediately prior to the consummation of such transaction or transactions will own, upon consummation of such transaction or transactions, at least a majority of the outstanding shares of the voting stock of the person acquiring the shares or assets of the person acquiring us or surviving our merger or consolidation in the transaction(s).

The K & R lease provides that we may use the leased premises in our metal recycling and recycled paper sorting and bailing businesses, and for our corporate offices. Without the prior consent of K & R (and in the case of (ii) below the prior consent of any mortgagee of K & R), we may not (i) make any structural alterations, improvements or additions to the K & R leased premises, or (ii) assign (including a change of control) or sublet the leased premises. The K & R lease requires us to indemnify K & R for all damages arising out of our use or condition of the leased premises excepting therefrom K & R's negligence. The K & R lease further provides that we will agree to subordinate our leasehold interest to the mortgage interest of any mortgagee of K & R.

The K & R lease provides for our right to terminate upon damage by fire or other casualty that cannot be reasonably repaired within, in most instances, 120 days of the damage. All rent ceases as of the “injury date” under these circumstances. The K & R lease also terminates upon condemnation of the leased premises in whole, with a condemnation of a portion of the leased premises resulting in an equitable adjustment of the fixed minimum rent.

In 2004, we paid for repairs totaling $302,160 that we made to the buildings and property that we lease from K & R, located at 7100 Grade Lane, Louisville, Kentucky. K & R executed an unsecured promissory note, dated March 25, 2005, but effective December 31, 2004, to us for the principal sum of $302,160. As of January 1, 2012, the outstanding balance owed by K&R was $45,408. K&R made payments on the promissory note of principal and interest in ninety-six (96) monthly installments of $3,897.66 through December 31, 2012. As of December 31, 2012, this note was paid in full. The rate of interest was five and one-half percent (5.5%) per annum. Failure of K & R to make any payment when due under this note within fifteen (15) days of its due date would have constituted a default. After the fifteen day period, the note would have borne interest at a rate equal to fifteen percent (15%) per annum and we had the right to exercise our remedies to collect full payment of the note.

Events of default under the K & R lease included (i) our failure to pay the fixed minimum rent for 10 days after written demand therefore, (ii) any other default in our observance or performance of any of the other covenants, agreements or conditions of the K & R lease, which continued for 30 days after written notice, unless we were diligently pursuing curing such default, (iii) certain bankruptcy or related events affecting us, (iv) our vacation of the leased premises, or (v) the transfer or devolution whether by operation of law or otherwise of the K & R lease or our estate or of any of our interest to anyone other than K & R. Upon the occurrence of an event of default, K & R could have, at its option, terminated the K & R lease and entered into and taken possession of the leased premises with the right to sue for and collect all amounts due, including damages.

In an addendum to the K & R lease as of January 1, 2005, our rent increased $4,000 per month as a result of the improvements made to the property in 2004. For years 2005 through 2012, our payments to K & R of $4,000 for additional rent and the payment from K & R to us of $3,897.66 for the promissory note were offset.

K & R Consulting Agreement. The K & R consulting agreement dated as of January 2, 1998, by and between K & R and us, remained in effect until December 31, 2009, with automatic annual renewals thereafter unless one party provided written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. At each of December 31, 2012, 2011, 2010 and 2009, the agreement automatically renewed for an additional one year. The K & R consulting agreement requires K & R to provide strategic planning and development to us, including advice on management activities, advertising, financial planning and mergers and acquisitions. The consulting agreement was amended on April 1, 2010, to increase the annual payment to K & R by $240,000 to $480,000, payable in equal monthly installments of $40,000. The Board approved the increase to the annual payment pursuant to its determination that the new consideration was consistent with the fair market value of the services provided. The amended consulting agreement was amended effective January 1, 2012 to decrease the annual payment to K&R by $240,000 to $240,000, payable in equal monthly installments of $20,000. The Board approved the decrease to the annual payment pursuant to its determination that the new consideration was consistent with the fair market value of the services provided. We are responsible for all of K & R's expenses incurred on our behalf and pay to K & R $240,000 in equal monthly installments of $20,000 in connection with the K & R consulting activities.

The K & R consulting agreement terminates upon a non-defaulting party providing written notice to the other party of its intent to terminate. The recipient of the notice has 10 days to cure monetary defaults and 30 days to cure non-monetary defaults (which will be extended if a cure is being diligently commenced and pursued during that 30-day period). The K & R consulting agreement also terminates upon the condemnation or destruction by fire or other casualty of all or substantially all of the leased premises. Upon termination, K & R agrees not to engage, directly or indirectly, in our business, or hire our employees for a period of five years and within 100 miles of our operations. We compensate our principal shareholder and chief executive officer through consulting fees pursuant to the K & R consulting agreement.

The K & R consulting agreement provides for cross-indemnification of each party by the other for acts other than negligence or willful malfeasance. The K & R consulting agreement further provides that K & R must maintain the confidentiality of any of our information not otherwise in the public domain or that K & R must disclose by law.

Other related party transactions

Donaghy Asset Purchase Agreement. During 2007, we entered into an asset purchase agreement for $1,300,000 funded primarily by a note payable to Industrial Logistic Services, LLC, the sole member of which is Brian Donaghy, our president and chief operating officer, whereby we paid $20,000 per month for 60 months for various assets including tractor trailers, trucks and containers. The note payable reflected a seven percent (7%) interest payment on the outstanding balance plus principal amortization. As of January 1, 2012, the outstanding balance on this note was $155,880, which was the largest aggregate principal amount outstanding during 2012, and the note was paid in full in August of 2012.

Amendments to Brian Donaghy's employment agreement. Effective April 1, 2010, the Company amended and restated the employment agreement of Brian Donaghy, the Company's President and Chief Operating Officer, to (a) extend the term to June 30, 2015, and (b) provide for (i) an annual bonus based on the Company's achievement of certain return on net asset ("RONA") targets pursuant to incentive plans to be established by the Company, to be payable in cash or partly in Common Stock at the election of Mr. Donaghy, (ii) a bonus of up to 15,000 shares of Common Stock per annum based on the Company's achievement of certain RONA targets, and (iii) a one-time bonus of up to 225,000 shares of Common Stock based on the Company's achievement of certain 5 year RONA targets as measured on December 31, 2014. Effective January 1, 2011, the Company approved a $100,000 increase to Mr. Donaghy's base salary.

Corporate Governance - Director Independence

A majority of our directors are independent, with Messrs. Cozzi, Gildenberg, and Oliver and Dr. Russell determined by the Board to be independent under the NASDAQ Corporate Governance Requirements. As disclosed in Item 10 and Item 11 of this Form 10-K/A, Ms. Scarito has provided consulting services to the Company since August 2009.

The Board appointed Messrs. Cozzi and Oliver, Dr. Russell, and Ms. Scarito to the Audit committee at the Board meeting held May 15, 2012. Mr. Oliver is the chairperson of this committee. All current members of the audit committee are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards and the Audit Committee Qualifications of Rule 5605(c)(2), except Ms. Scarito. Ms. Scarito was appointed to this committee as a non-independent director under the exception contained in the NASDAQ Corporate Governance Requirements pursuant to which a non-independent director can serve on an Audit Committee under exceptional and limited circumstances. The Board determined that due to Ms. Scarito's special expertise in business and financial analysis and corporate equity structures along with her familiarity with the Company, her appointment to the Audit Committee was required by the best interests of the Company and its shareholders.

The Board appointed Messrs. Cozzi, Gildenberg, Oliver, Dr. Russell, and Ms. Scarito to the Compensation Committee at the Board of Directors meeting held May 15, 2012. Ms. Scarito was appointed to this committee in March 2012 as a non-independent director under the exception contained in the NASDAQ Corporate Governance Requirements pursuant to which a non-independent director can serve on a Compensation Committee under exceptional and limited circumstances. The Board determined that due to Ms. Scarito's special expertise in compensation issues and extensive involvement with our compensation practices, her appointment to the Compensation Committee was required by the best interests of the Company and its shareholders.

The Board appointed Messrs. Cozzi, Gildenberg and Oliver, Dr. Russell, and Ms. Scarito to the Nominating Committee at the Board of Directors meeting held May 15, 2012. This committee does not have a chairperson nor did it meet in 2012 as no new director nominations were submitted in 2012. Messrs. Cozzi, Gildenberg, Oliver, and Dr. Russell are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards.

Item 14.	Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS FEES

The aggregate fees billed for professional services by principal accountants Mountjoy Chilton Medley LLP in 2012 and 2011 are as follows:
Audit Fees: $118,900 and $115,000 to principal accountants Mountjoy Chilton Medley LLP for the years ended December 31, 2012 and 2011, respectively, for services rendered for the annual audit of our financial statements and the quarterly reviews of the financial statements included in our Form 10-Qs.
Audit Related Fees: $8,000 and $7,750 to principal accountants Mountjoy Chilton Medley LLP for the annual audit of our 401(k) retirement plan for the years ended December 31, 2012 and 2011, respectively. Also, $4,300 paid in 2012 to principal accountants Mountjoy Chilton Medley LLP for professional services relating to the review of the amended Form 10-K in 2011 for the year ended December 31, 2010. Also, $12,595 paid in 2011 to principal accountants Mountjoy Chilton Medley LLP for professional services relating to the review of the comment letters received from the Securities and Exchange Commission in 2011 for the year ended December 31, 2010.
Tax Fees: No tax services were provided by principal accountants Mountjoy Chilton Medley LLP for the years ended December 31, 2012 and 2011.
All Other Fees: No other services were provided by principal accountants Mountjoy Chilton Medley LLP for the years ended December 31, 2012 and 2011.
The Audit Committee is responsible for pre-approving all auditing services and permitted non-audit services that our independent registered public accountants are to perform, except as described below.
The Audit Committee will establish general guidelines for the permissible scope and nature of any permitted non-audit services in connection with its annual review of the audit plan and will review such guidelines with the Board of Directors. The full Audit Committee, or in its absence, the chair of the Audit Committee, may pre-approve non-audit services. No pre-approval is necessary for the provision of non-audit services if (1) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount of revenues paid by us to the registered public accountants during the fiscal year in which the accountants provide the non-audit services, (2) we did not recognize such services at the time of engagement to be non-audit services, and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit. Mountjoy Chilton Medley LLP did not provide any such services in 2012.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

Page
(a)(1) and (2) No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) List of Exhibits
A list of exhibits filed with or furnished with this report on Form 10-K/A is provided in the Index to Exhibits appearing in this report.	19

(b) Exhibits.
The exhibits listed on the Index to Exhibits are filed as a part of this report on Form 10-K/A.

(c) Consolidated Financial Statement Schedules.
No financial statements or schedules are filed with this report on Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:	April 30, 2013	By :	/s/ Harry Kletter

Harry Kletter, Vice-Chairman and Chief Executive Officer

and

Dated:	April 30, 2013	By :	/s/ Alan Schroering

Alan Schroering, Vice-President of Finance and Interim Chief Executive Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Harry Kletter for the Form 10-K/A for the year ended December 31, 2012.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K/A for the year ended December 31, 2012.