Form 10-Q
period 2013-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2013-05-15
CIK 4187

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2013: 7,069,267.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2013	December 31, 2012
	(Unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$1,438	$1,926
Income tax receivable	759	1,437
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2013 and 2012)	10,540	13,344
Inventories	21,765	16,529
Deferred income taxes	654	276
Prepaid expenses	350	330
Employee loans	2	5
Total current assets	35,508	33,847
Net property and equipment	23,533	24,210
Other assets
Intangible assets, net	3,948	4,275
Deferred income taxes	1,024	870
Deposits	386	121
Total other assets	5,358	5,266
Total assets	$64,399	$63,323

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2013	December 31, 2012
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$1,693	$1,687
Accounts payable	10,113	6,408
Interest rate swap liability	187	250
Other current liabilities	314	374
Total current liabilities	12,307	8,719
Long-term liabilities
Long-term debt	20,898	23,369
Total long-term liabilities	20,898	23,369
Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized; 7,192,479 shares issued in 2013 and 2012; 6,944,267 shares outstanding in 2013 and 2012	24	24
Additional paid-in capital	18,317	18,281
Retained earnings	13,322	13,437
Accumulated other comprehensive loss	(112)	(150)
Treasury stock at cost, 248,212 shares in 2013 and 2012	(357)	(357)
Total shareholders’ equity	31,194	31,235
Total liabilities and shareholders’ equity	$64,399	$63,323

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	2013	2012
Revenue from services	$946	$1,285
Revenue from product sales	33,812	60,393
Total revenue	34,758	61,678
Cost of goods sold for services	883	1,193
Cost of goods sold for product sales	31,835	56,982
Total cost of goods sold	32,718	58,175
Provision for employee terminations and severances	—	211
Other selling, general and administrative expenses	2,448	2,760
Total selling, general and administrative expenses	2,448	2,971
(Loss) income before other income (expense)	(408)	532
Other income (expense)
Interest expense	(459)	(539)
Interest income	1	3
Gain on sale of assets	17	19
Gain on lawsuit settlement	625	—
Other gain (loss), net	9	—
Total other income (expense)	193	(517)
(Loss) income before income taxes	(215)	15
Income tax (benefit) provision	(100)	6
Net (loss) income	$(115)	$9
Basic loss per share	$(0.02)	$—
Diluted loss per share	$(0.02)	$—
Weighted shares outstanding:
Basic	6,944	6,941
Diluted	6,944	6,964

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
	(in thousands)
Net (loss) income	$(115)	$9

Other comprehensive income:
Unrealized income on derivative instruments, net of tax	38	43

Comprehensive (loss) income	$(77)	$52

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2013
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Cost
	(in thousands, except share information)
Balance as of December 31, 2012	7,192,479	$24	$18,281	$13,437	$(150)	(248,212)	$(357)	$31,235
Unrealized income on derivative instruments, net of tax	—	—	—	—	38	—	—	38
Stock/options bonuses	—	—	36	—	—	—	—	36
Net loss	—	—	—	(115)	—	—	—	(115)
Balance as of March 31, 2013	7,192,479	$24	$18,317	$13,322	$(112)	(248,212)	$(357)	$31,194

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(115)	$9
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	1,042	1,119
Stock expense - bonuses and options	36	60
Deferred income taxes	(557)	(515)
Gain on sale of property and equipment	(17)	(19)
Gain on lawsuit settlement	(625)	—
Change in assets and liability
Receivables	2,804	(303)
Net investment in sales-type leases	—	9
Inventories	(5,236)	(5,832)
Income tax receivable	678	1,521
Other assets	(150)	(225)
Accounts payable	3,680	4,700
Other current liabilities	(60)	18
Net cash from operating activities	1,480	542
Cash flows from investing activities
Proceeds from sale of property and equipment	30	20
Proceeds from lawsuit to cancel intangible asset	770	—
Purchases of property and equipment	(128)	(164)
Deposits on equipment	(175)	—
Payments from related party	—	11
Net cash from (used in) investing activities	497	(133)
Cash flows from financing activities
Payments on long-term debt	(2,465)	(1,799)
Proceeds from long-term debt	—	870
Net cash used in financing activities	(2,465)	(929)
Net decrease in cash	(488)	(520)
Cash at beginning of year	1,926	2,267
Cash at end of period	$1,438	$1,747
Supplemental disclosure of cash flow information:
Cash paid for interest	$321	$433
Cash tax refunds received	229	1,000
Cash paid for taxes	8	—
Supplemental disclosure of noncash investing and financing activities:
Change in equipment accrual	$25	$—

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP for non-governmental entities. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2013 and the results of our operations and changes in our cash flows for the periods ended March 31, 2013 and 2012. Results of operations for the period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2012 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2012 on file with the Securities and Exchange Commission.
Estimates
In preparing the consolidated financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates associated with annual intangible impairment tests, estimates of deferred income tax assets and liabilities, estimates of inventory balances, and estimates of stock option values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of machinery and equipment, and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.
Reclassifications
We have reclassified certain income statement items within the accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements for the prior year in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income.
Fair Value
We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of cash and cash equivalents and derivative instruments. Long-term debt is carried at cost, and the fair value is disclosed herein. In addition, we measure certain assets, such as intangibles and other long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at March 31, 2013 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$1,438	$—	$1,438
Liabilities:
Long-term debt	$—	$(22,591)	$(22,591)
Derivative contract - interest rate swap	—	(187)	(187)
We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the three month period ended March 31, 2013.
Factoring fees and certain banking expenses
We have included factoring fees and certain banking expenses relating to our loans and loan restructuring within interest expense. The factoring fees totaled $45.5 thousand and $87.8 thousand for the periods ended March 31, 2013 and 2012, respectively. The loan fee amortization expense relating to our loans and loan restructuring totaled $94.3 thousand and $54.6 thousand for the periods ended March 31, 2013 and 2012, respectively.
Subsequent Events
We have evaluated the period from March 31, 2013 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we identified the following events:
Sixth Amendment to Credit Agreement with Fifth Third Bank:
On April 1, 2013, Industrial Services of America, Inc. and its subsidiary (the "Company") entered into a Sixth Amendment to Credit Agreement (the "Sixth Amendment") with Fifth Third Bank (the "Bank") which amended the July 30, 2010 Credit Agreement (the "Credit Agreement"), including the First Amendment to Credit Agreement dated as of April 14, 2011, the Second Amendment to Credit Agreement dated as of November 16, 2011, the Third Amendment to Credit Agreement dated as of March 2, 2012, the Fourth Amendment to Credit Agreement dated as of August 13, 2012, and the Fifth Amendment to Credit Agreement dated as of November 14, 2012 as follows. The Sixth Amendment extended the maturity date of both the revolving credit facility and the term loan from October 31, 2013 to April 30, 2014. The Sixth Amendment also provided a waiver of the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for the preceding twelve months (the "Senior Leverage Ratio") and the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") covenant defaults for the quarter ended December 31, 2012. The Sixth Amendment eliminated the Senior Leverage Ratio for the remaining term of the loan. The Sixth Amendment reduced our covenant to maintain the Fixed Charge Coverage Ratio to 0.6 to 1.0 for the quarter ended March 31, 2013. This ratio will be calculated using a trailing three-month basis for this quarter. Beginning with the quarter ending June 30, 2013, the Fixed Charge Coverage Ratio requirement will return to 1.20 to 1.0 and be tested on a trailing 12-month basis as of each quarter end date. For the quarter ended March 31, 2013, the Sixth Amendment requires that the sum of the Company's cash balances plus the amount of unused revolving line of credit availability under the borrowing base must equal or exceed $3.0 million in the aggregate ("Minimum Liquidity Covenant"). The Sixth Amendment increased our interest rate on both the revolving credit facility and the term loan by 1.75% and 1.50%, respectively, to equal the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. The Sixth Amendment decreased the eligible inventory available for calculating the borrowing base effective April 1, 2013 to 57.5% of eligible inventory up to $12.5 million, and then to 55.0% of eligible inventory up to $12.5 million effective upon the earlier of delivery of the May 31, 2013 borrowing base certificate or June 30, 2013. In addition, the Companies agreed to perform other customary commitments and paid a fee of $40.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect. See Note 4 - "Long Term Debt and Notes Payable to Bank" for additional debt information.

Management Services Agreement with Blue Equity, LLC:
On April 1, 2013, the Company announced that it had entered into a management services agreement with Louisville-based Blue Equity, LLC ("Blue Equity"). For a 12-month term beginning April 1, 2013, Blue Equity will provide management services to the Company, including working with the Company’s existing management team to review operations and identify opportunities for growth and profitability. The Company's Board of Directors considers Blue Equity's role as a key to the Company’s future plans to develop and improve upon its core business operations, enhance the current platform, secure strategic alliances and diversify corporate holdings in domestic and international markets. Also on April 1, 2013, the Company issued 125.0 thousand shares of its Common Stock to Blue Equity in a private placement at a per share purchase price of $4.00. Subject to shareholder approval and vesting provisions, the Company granted options for a total of 1.5 million shares of its Common Stock to Blue Equity at an exercise price per share of $5.00. See Note 2 - "Management Services Agreement with Blue Equity, LLC" for additional details relating to this agreement.

Changes to the Board and Management:
On May 7, 2013, the Board of Directors reduced the number of members from seven to five, with Harry Kletter, Brian Donaghy and David Russell tendering their resignations at the Company's quarterly board meeting. In addition, Harry Kletter also retired from his position as Chief Executive Officer. Mr. Donaghy will continue his role as President and Chief Operating Officer.

Although Mr. Kletter had previously announced his intention to retire as a Board member and as Chief Executive Officer at the Company's annual meeting later this year, both Mr. Kletter and the Board acknowledged their satisfaction to date with the performance of Blue Equity pursuant to the management agreement that was announced on April 1, 2013.

On May 7, 2013, the Board of Directors appointed Jonathan S. Blue, age 46, to the positions of director and Chief Executive Officer. The Board of Directors and Mr. Blue continue to negotiate the terms and conditions of Mr. Blue's service as a director and Chief Executive Officer, and Mr. Blue has not yet accepted either position. The Company expects to file an amendment to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 13, 2013 when those negotiations are completed.

Impact of Recently Issued Accounting Standards:

As of March 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-2,Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.This update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted principles to be reclassified in its entirety in the same reporting period to net income. For reclassifications involving other amounts, cross references would be required to other disclosures provided under generally accepted accounting principles on such items. This update is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. Since this update addresses only financial reporting disclosures, the Company does not expect it to have a direct impact on the Company’s financial statements. No reclassification events occurred in the quarter ended March 31, 2013.

NOTE 2 - MANAGEMENT SERVICES AGREEMENT WITH BLUE EQUITY, LLC

On April 1, 2013, the Company and Blue Equity entered into the Management Services Agreement (the “Management Agreement”) under which Blue Equity provides the Company with day-to-day senior executive level operating management supervisory services. Blue Equity will also provide business, financial, and organizational strategy and consulting services, as the Company's Board of Directors may reasonably request from time to time.

The Management Agreement provides that the Company will pay Blue Equity a monthly management fee of $85.0 thousand, along with reimbursement of out-of-pocket expenses. Subject to shareholder approval and vesting provisions set forth in the Stock Option Agreement dated as of April 1, 2013 between the Company and Blue Equity (the “Stock Option Agreement”), the Company granted options for a total of 1.5 million shares of our Common Stock to Blue Equity at an exercise price per share of $5.00 and subject to certain restrictions on exercise. The first 500.0 thousand options are only subject to vesting, as detailed below. The second 500.0 thousand options are subject to vesting, as detailed below, and are exercisable only if and after the market price of our Common Stock reaches $7.00 per share. The third 500.0 thousand options are subject to vesting, as detailed below, and are exercisable only if and after the market price of our Common Stock reaches $8.00 per share.

Subject to the terms and conditions set forth in the Stock Option Agreement, the options shall become exercisable on April 1, 2014; provided, however, the options shall become immediately exercisable for all 1.5 million option shares upon the first to occur of any of the following: (i) the termination of Blue Equity's services under the Management Agreement by the Company without cause; (ii) the termination of Blue Equity's services under the Management Agreement by Blue Equity for good reason; or (iii) upon the occurrence of a change in control (with such vesting and expiration timed to give Blue Equity the right to exercise the options immediately prior to the expiration triggered by the Change in Control). All rights of Blue Equity will terminate with respect to the options and Blue Equity will have no further rights under the Stock Option Agreement if (A) the Company's shareholders fail to ratify the issuance of the options to Blue Equity at the Company's 2013 annual shareholders' meeting or otherwise on or before July 31, 2013, as applicable, (B) Blue Equity's Services under the Management Agreement are terminated by the Company for cause, or (C) Blue Equity resigns under the Management Agreement without good reason.

The options shall expire and be of no further force or effect on the earlier of (i) the closing of a change of control transaction, (ii) immediately upon termination of Blue Equity's services under the Management Agreement by the Company for cause or resignation by Blue Equity without good reason, (iii) immediately if the issuance of the options is not ratified by the Company's shareholders at the 2013 annual shareholders meeting or otherwise on or before July 31, 2013, as applicable, (iv) on the date two years after the termination of Blue Equity's services under the Management Agreement by the Company without cause or the resignation by Blue Equity for good reason, and (v) if Blue Equity provides services for twelve months under the Management Agreement, on the date two years after the termination of such services; provided, however, if the Company's shareholders ratify the issuance of the options and a subsequent event closing occurs while Blue Equity is providing services under the Management Agreement, the Option's term will expire on April 1, 2018, subject to earlier termination upon the occurrence of a change in control.

If there is a change of control transaction involving the Company during the term of the Management Agreement, or within 12 months following its expiration, the Management Agreement provides for a bonus to Blue Equity equal to 1.0% of the excess amount, if any, of the aggregate consideration exceeding $30.0 million paid directly or indirectly to the Company or its shareholders in connection with the transaction. The Management Agreement provides for a 12-month term beginning April 1, 2013, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement.

Also on April 1, 2013, the Company issued 125.0 thousand shares of our Common Stock to Blue Equity in a private placement at a per share purchase price of $4.00. The Management Agreement also provides that, upon the occurrence of certain closing events, Blue Equity or one of its affiliates will purchase an additional 225.0 thousand shares of Common Stock from the Company at a per share purchase price of $4.00. The Company's obligation to issue the 225.0 thousand shares of Common Stock is subject to obtaining any necessary shareholder approval and other consents. All shares of Common Stock issued by the Company to Blue Equity in connection with the Management Agreement and Stock Option Agreement are subject to "piggyback" registration rights. If the Company terminates Blue Equity's services without cause or if Blue Equity resigns for good reason or following the shareholders failure to approve the issuance of the stock options, Blue Equity has the right to cause the Company to redeem the 125.0 thousand shares of Common Stock at the original purchase price of $4.00 per share.

NOTE 3 – INTANGIBLE ASSETS
Purchased intangible assets are initially recorded at cost and finite life intangible assets are amortized over their useful economic lives on a straight line basis. Intangible assets having indefinite lives and intangible assets that are not yet ready for use are not amortized and are reviewed annually for impairment as required by FASB's ASC. The Company has no intangible assets having indefinite lives.
We have the following intangible assets as of March 31, 2013:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets	(in thousands)
Venture Metals, LLC trade name	$730	$(402)	$328
Non-compete agreements	310	(170)	140
Venture Metals, LLC customer list	4,800	(1,320)	3,480
Total intangible assets	$5,840	$(1,892)	$3,948
We amortize the trade name and non-compete agreements using a method that reflects the pattern in which the economic benefits are consumed or otherwise used over a 5-year life as stated in the agreements. We amortize the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $182.3 thousand and $187.5 thousand for the three month periods ending March 31, 2013 and 2012, respectively. Pursuant to a legal settlement, we canceled $144.7 thousand of our non-compete agreements balance effective February 28, 2013.
As of March 31, 2013, we expect amortization expense for these assets for the next five fiscal years and thereafter to be as follows:

	Balance -	Cancellation of		Balance -
Year	Beginning of Year	Intangible Asset	Amortization	End of Year
	(in thousands)
2013	$4,275	$(145)	$(698)	$3,432
2014	3,432	—	(688)	2,744
2015	2,744	—	(584)	2,160
2016	2,160	—	(480)	1,680
2017	1,680	—	(480)	1,200
Thereafter	1,200	—	(1,200)	—

NOTE 4 – LONG TERM DEBT AND NOTES PAYABLE TO BANK
On April 1, 2013, the Company entered into a Sixth Amendment to Credit Agreement (the "Sixth Amendment") with Fifth Third Bank (the "Bank") which amended the July 30, 2010 Credit Agreement (the "Credit Agreement"), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the "First Amendment"), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the "Second Amendment"), the Third Amendment to Credit Agreement dated as of March 2, 2012 (the "Third Amendment"), the Fourth Amendment to Credit Agreement dated as of August 13, 2012 (the "Fourth Amendment"), and the Fifth Amendment to Credit Agreement dated as of November 14, 2012 (the "Fifth Amendment") as follows. The Sixth Amendment extended the maturity date of both the revolving credit facility and the term loan from October 31, 2013 to April 30, 2014. The Sixth Amendment also provided a waiver of the ratio of debt to adjusted EBITDA for the preceding twelve months (the "Senior Leverage Ratio") and the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") covenant defaults for the quarter ended December 31, 2012. The Sixth Amendment eliminated the Senior Leverage Ratio for the remaining term of the loan. The Sixth Amendment reduced our covenant to maintain the Fixed Charge Coverage Ratio to 0.6 to 1.0 for the quarter ended March 31, 2013. This ratio will be calculated using a trailing three-month basis for this quarter. Beginning with the quarter ending June 30, 2013, the Fixed Charge Coverage Ratio requirement will return to 1.20 to 1.0 and be tested on a trailing 12-month basis as of each quarter end date. The Sixth Amendment increased our interest rate on both the revolving credit facility and term loan by 1.75% and 1.50%, respectively, to equal the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. For the quarter ended March 31, 2013, the Sixth Amendment requires that the sum of the Companies' cash balances plus the amount of unused revolving line of credit availability under the borrowing base must equal or exceed $3.0 million in the aggregate ("Minimum Liquidity Covenant"). The Sixth Amendment decreased the eligible inventory available for calculating the borrowing base effective April 1, 2013 to 57.5% of eligible inventory up to $12.5 million, and then to 55.0% of eligible inventory up to $12.5 million effective upon the earlier delivery of the May 31, 2013 borrowing base certificate or June 30, 2013. In addition, the Companies agreed to perform other customary commitments and paid a fee of $40.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect.
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
On April 14, 2011, the Companies entered into the First Amendment to the Credit Agreement. The First Amendment (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents. Under the First Amendment, the Companies were permitted to borrow the lesser of $45.0 million (the "Maximum Revolving Commitment") or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $18.0 million. The Second Amendment decreased our Maximum Revolving Commitment to $40.0 million.
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
With respect to the revolving credit facility, the interest rate at March 31, 2013 was one month LIBOR plus three hundred twenty-five basis points (3.25%) per annum, adjusted monthly on the first day of each month. As of March 31, 2013, the interest rate was 3.50%. We also paid a fee of 0.75% on the unused portion. Under the Sixth Amendment the revolving credit facility expires on April 30, 2014. As of March 31, 2013, the outstanding balance on the revolving line of credit was $16.9 million.
The $8.8 million term loan provides for an interest rate that is twenty-five basis points (0.25%) higher than the interest rate for the revolving credit facility, and was 3.75% as of March 31, 2013. Principal and interest is payable monthly in 36 consecutive installments of approximately $125.0 thousand. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on April 30, 2014. In addition, we will make an annual payment equal to 25% of (i) our adjusted EBITDA, minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Based on 2012 operating results, no annual payment was required in 2013 for the 2012 fiscal year. The next annual payment will be due on April 30, 2014 (or earlier, upon completion of the Company's financial statements for the fiscal year ending December 31, 2013). Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of March 31, 2013, the outstanding balance on the term loan was $4.9 million.
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
In our original Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of the Senior Leverage Ratio of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance the Fixed Charge Coverage Ratio of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ended March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ended June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ended September 30, 2012 and decreased to 3.25 to 1 for the period ended December 31, 2012. The Senior Leverage Ratio was eliminated after December 31, 2013 by the Sixth Amendment. In 2012, the Senior Leverage Ratio was, in each quarter, calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The Sixth Amendment reduced the Fixed Charge Coverage Ratio requirements and added the Minimum Liquidity Covenant, as noted above. The limitation on capital expenditures will remain the same going forward. As of March 31, 2013, we were in compliance with the three required covenants for the quarter. As of March 31, 2013, our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 0.63 and our capital expenditures totaled $128.3 thousand, plus $175.2 thousand in deposits on equipment. We also had $6.0 million in liquidity as defined by the Minimum Liquidity Covenant. As of March 31, 2013, we have $4.8 million available under our existing credit facilities based on the bank waiver received.
On April 12, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to provide us with a Promissory Note (the “April Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is 5.68%. Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payment commenced on the 20th day of May, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, comes due on or before April 20, 2015. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the April Note. As of March 31, 2013, the outstanding balance of this loan was $118.7 thousand.

On August 9, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to loan us funds pursuant to a Promissory Note (the "August Note") in the amount of $115.0 thousand for the purpose of purchasing operating equipment.  The interest rate is 5.95%.  Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015.  As security for the August Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of March 31, 2013, the outstanding balance of this loan was $72.7 thousand.

On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is equal to 5.20%. Principal and interest is payable monthly in 48 consecutive equal installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the October Note, we provided the Bank a first priority security interest in the equipment purchased with the proceeds. As of March 31, 2013, the outstanding balance on the October Note was $554.8 thousand.

We entered into three interest rate swap agreements swapping variable rates based on LIBOR for fixed rates. The first swap agreement covers approximately $4.1 million in debt, commenced April 7, 2009, and matures on April 7, 2014. The second swap agreement covers approximately $1.7 million in debt, commenced October 15, 2008, and matures on May 7, 2013. The third swap agreement covers approximately $387.4 thousand in debt, commenced October 22, 2008, and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At March 31, 2013, we recorded the estimated fair value of the liability related to the three swaps at approximately $186.9 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional and forecasted amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of March 31, 2013, the balance in this account was $250.8 thousand.

Our long term debt as of March 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
	(Unaudited)
	(in thousands)
Revolving credit facility of $25.0 million in 2013 and 2012 with Fifth Third Bank. See above description for additional details.	$16,904	$18,450
Note payable to Fifth Third Bank in the amount of $8.8 million secured by rental fleet equipment, shredder system assets, and a crane. See above description for additional details.	4,940	5,755
Note payable to Fifth Third Bank in the amount of $1.3 million secured by equipment purchased with proceeds. See above description for additional details.	555	638
Loan and Security Agreement payable to Fifth Third Bank in the amount of $226.9 thousand secured by the equipment purchased with proceeds. See above description for additional details.	119	133
Note payable to Fifth Third Bank in the amount of $115.0 thousand secured by the equipment purchased with proceeds. See above description for additional details.	73	80
	22,591	25,056
Less current maturities	1,693	1,687
	$20,898	$23,369
The annual maturities of long term debt (in thousands) as of March 31, 2013 are as follows:

2013	$1,693
2014	20,885
2015	13
Thereafter	—
Total	$22,591

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$33,271	$—	$—	$33,271
Equipment sales, service and leasing revenues	—	541	—	541
Management fees	—	946	—	946
Cost of goods and services sold	(31,690)	(1,028)	—	(32,718)
Selling, general, and administrative expenses	(1,322)	(205)	(921)	(2,448)
Segment profit (loss)	$259	$254	$(921)	$(408)
Segment assets	$52,788	$1,990	$9,621	$64,399

FOR THE THREE MONTHS ENDED MARCH 31, 2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$59,883	$—	$—	$59,883
Equipment sales, service and leasing revenues	—	510	—	510
Management fees	—	1,285	—	1,285
Cost of goods and services sold	(56,819)	(1,356)	—	(58,175)
Selling, general, and administrative expenses	(1,540)	(182)	(1,249)	(2,971)
Segment profit (loss)	$1,524	$257	$(1,249)	$532
Segment assets	$72,011	$1,961	$10,253	$84,225

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
Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers, which are valued based on cost. Replacement parts for internal equipment included in inventory are depreciated over a one-year life and are used by us within this one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. Other inventory includes fuel and baling wire.
Inventories as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013				December 31, 2012
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$17,852	$1,204	$1,081	$20,137	$12,519	$1,412	$963	$14,894
Waste equipment machinery	—	57	—	57	—	57	—	57
Other	—	27	—	27	—	36	—	36
Total inventories for sale	17,852	1,288	1,081	20,221	12,519	1,505	963	14,987
Replacement parts	1,544	—	—	1,544	1,542	—	—	1,542
Total inventories	$19,396	$1,288	$1,081	$21,765	$14,061	$1,505	$963	$16,529

NOTE 7 - LEASE COMMITMENTS
Operating Leases:
We lease our Louisville, Kentucky facility from a related party under an operating lease expiring December 2017. As of December 31, 2012, the lease automatically renewed for a five-year option period under terms of the lease agreement. Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI index as stated in the lease agreement. In addition, we are also responsible for real estate taxes, insurance, utilities and maintenance expense.
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
Future minimum lease payments for operating leases, in thousands, as of March 31, 2013 are as follows:

2013	$823
2014	817
2015	803
2016	651
2017	484
Future minimum lease payments	$3,578
Total rent expense for the three months ended March 31, 2013 and 2012 was $249.1 thousand and $236.0 thousand, respectively.
NOTE 8 – PER SHARE DATA

The computation for basic and diluted loss per share is as follows:
Three months ended March 31, 2013 compared to three months ended March 31, 2012:

	2013	2012
	(in thousands, except per share information)
Basic loss per share
Net (loss) income	$(115)	$9
Weighted average shares outstanding	6,944	6,941
Basic loss per share	$(0.02)	$—
Diluted loss per share
Net (loss) income	$(115)	$9
Weighted average shares outstanding	6,944	6,941
Add dilutive effect of assumed exercising of stock options	—	23
Diluted weighted average shares outstanding	6,944	6,964
Diluted loss per share	$(0.02)	$—

NOTE 9 - LEGAL PROCEEDINGS
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
The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission.
General
On April 1, 2013, we entered into a management services agreement with Louisville-based Blue Equity, LLC ("Blue Equity"). For a 12-month term beginning April 1, 2013, Blue Equity will provide management services to us, including working with our existing management team to review operations and identify opportunities for growth and profitability. Our Board of Directors considers Blue Equity's role as a key to our future plans to develop and improve upon our core business operations, enhance the current platform, secure strategic alliances and to diversify corporate holdings in domestic and international markets. Also on April 1, 2013, we issued 125.0 thousand shares of our Common Stock to Blue Equity in a private placement at a per share purchase price of $4.00. Subject to shareholder approval and vesting provisions, we also granted options for a total of 1.5 million shares of our Common Stock to Blue Equity at an exercise price per share of $5.00. See Note 2 - "Management Services Agreement with Blue Equity, LLC" in the Notes to Condensed Consolidated Financial Statements for additional details relating to this agreement.
We are primarily focusing our attention now and in the future towards our recycling business. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We deliver all scrap ourselves or through third parties via truck, rail car, and/or barge. Some customers choose to send their own delivery trucks, which are weighed and loaded at one of our sites based on the sales order. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by shredding, sorting, cutting and/or baling. We will also continue to pursue a growth strategy in our waste services business segment, which includes management services and waste and recycling equipment sales, service and leasing.
We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers. Currently, we service over 900 customer locations throughout the United States and we utilize an active database of over 7,000 vendors to provide timely, thorough and cost-effective service to our customers. Along with positioning ourselves to efficiently service our customers, our management services division methods of competition include offering our clients competitive pricing, superior customer service and industry expertise.
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
We have operating locations in Louisville, Kentucky and Seymour and New Albany, Indiana. We do not have operating locations outside the United States.

Liquidity and Capital Resources
As of March 31, 2013, we held cash and cash equivalents of $1.4 million. Included in the $1.4 million is a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of March 31, 2013, the balance in this account was $250.8 thousand. Other than this balance, our cash accounts are available to us without restriction.
On April 1, 2013, Industrial Services of America, Inc. and its subsidiary (the "Company") entered into a Sixth Amendment to Credit Agreement (the "Sixth Amendment") with Fifth Third Bank (the "Bank") which amended the July 30, 2010 Credit Agreement (the "Credit Agreement"), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the "First Amendment"), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the "Second Amendment"), the Third Amendment to Credit Agreement dated as of March 2, 2012 (the "Third Amendment"), the Fourth Amendment to Credit Agreement dated as of August 13, 2012 (the "Fourth Amendment"), and the Fifth Amendment to Credit Agreement dated as of November 14, 2012 (the "Fifth Amendment"), as follows. The Sixth Amendment extended the maturity date of both the revolving credit facility and the term loan from October 31, 2013 to April 30, 2014. The Sixth Amendment also provided a waiver of the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for the preceding twelve months (the "Senior Leverage Ratio") and the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") covenant defaults for the quarter ended December 31, 2012. The Sixth Amendment eliminated the Senior Leverage Ratio for the remaining term of the loan. The Sixth Amendment reduced our covenant to maintain the Fixed Charge Coverage Ratio to 0.6 to 1.0 for the quarter ended March 31, 2013. This ratio will be calculated using a trailing 3-month basis for this quarter. Beginning with the quarter ending June 30, 2013, the Fixed Charge Coverage Ratio requirement will return to 1.20 to 1.0 and be tested on a trailing 12-month basis as of each quarter end date. The Sixth Amendment increased our interest rate on both the revolving credit facility and term loan by 1.75% and 1.50%, respectively, to equal the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. For the quarter ended March 31, 2013, the Sixth Amendment requires that the sum of the Companies' cash balances plus the amount of unused revolving line of credit availability under the borrowing base must equal or exceed $3.0 million in the aggregate ("Minimum Liquidity Covenant"). The Sixth Amendment decreased the eligible inventory available for calculating the borrowing base effective April 1, 2013 to 57.5% of eligible inventory up to $12.5 million, and then to 55.0% of eligible inventory up to $12.5 million effective upon the earlier delivery of the May 31, 2013 borrowing base certificate or June 30, 2013. In addition, the Companies agreed to perform other customary commitments and paid a fee of $40.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect.
In our original Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of the Senior Leverage Ratio of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of the Fixed Charge Coverage Ratio of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ended March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ended June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ended September 30, 2012 and decreased to 3.25 to 1 for the period ended December 31, 2012. The Senior Leverage Ratio was eliminated after December 31, 2013 by the Sixth Amendment. In 2012, the Senior Leverage Ratio was, in each quarter, calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The Sixth Amendment reduced the Fixed Charge Coverage Ratio requirements and added the Minimum Liquidity Covenant, as noted above. The limitation on capital expenditures will remain the same going forward. As of March 31, 2013, we were in compliance with the three required covenants for the quarter. As of March 31, 2013, our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 0.63 and our capital expenditures totaled $128.3 thousand, plus $175.2 thousand in deposits on equipment. We also had $6.0 million in liquidity as defined by the Minimum Liquidity requirement. As of March 31, 2013, we have $4.8 million available under our existing credit facilities based on the bank waiver received.
We have long term debt comprised of the following:

	March 31, 2013	December 31, 2012
	(Unaudited)
	(in thousands)
Revolving line of credit	$16,904	$18,450
Notes payable	5,687	6,606
	$22,591	$25,056
Pursuant to the Fifth Amendment, our revolving credit facility was reduced to $25.0 million. This revolving credit facility expires and the $8.8 million term loan becomes due and payable in full on April 30, 2014. We intend to restructure these credit arrangements to extend the maturity date beyond a one-year period prior to June 30, 2013.
We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs for the next year and beyond, assuming compliance with the covenants in our Credit Agreement or continued waivers thereof and restructuring of the arrangements beyond a one-year period, as mentioned above. See also "Financial condition at March 31, 2013 compared to December 31, 2012" section for additional discussion and details relating to cash flow from operating, investing, and financing activities. As of March 31, 2013, we do not have any material commitments for capital expenditures.

Results of Operations
The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues:

	Three months ended
	March 31,
	2013	2012
Statements of Operations Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	94.1%	94.3%
Selling, general and administrative expenses	7.1%	4.8%
Income (loss) before other expenses	(1.2)%	0.9%

Although selling, general and administrative expenses ("SG&A") expenses decreased by $0.6 million, or 20.0%, in the first quarter of 2013 as compared to the same period in 2012, revenue decreased at a higher rate by $26.9 million, or 43.6%, during this period, causing a higher percentage of SG&A expenses to revenue in the first quarter of 2013 as compared to the same period in 2012.
Three months ended March 31, 2013 compared to three months ended March 31, 2012
Total revenue decreased $26.9 million or 43.6% to $34.8 million in the first quarter of 2013 compared to $61.7 million in the same period in 2012. With respect to the Recycling segment, Recycling revenue decreased $26.6 million or 44.4% to $33.3 million in 2013 compared to $59.9 million in 2012. This was primarily due to a decrease of 11.5 million pounds, or 45.9%, in the volume of stainless steel materials shipments. Substantially all of our stainless steel sales are to one customer. In response to an overall decrease in demand for stainless steel, this customer decreased our sales orders received beginning in the second quarter of 2011 and continuing throughout 2012 and the first quarter of 2013. Ferrous and nonferrous materials shipments also decreased by 11.3 thousand gross tons, or 26.3%, and 2.0 million pounds, or 23.0%, respectively. While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the three month period ended March 31, 2013, sales to repeat Recycling scrap buyers decreased by approximately $19.8 million, or 38.0%, compared to the same period in 2012. Within the amount sold to all Recycling scrap buyers, 4.0% of these sales were to new and competitively priced, intermittent scrap buyers in the first quarter of 2013. In the same period in 2012, 8.3% of sales to Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. Sales during this period in 2012 to non-recurring Recycling scrap buyers in 2013 totaled 24.0% of 2013 sales to all Recycling scrap buyers. Sales during this period in 2011 to non-recurring Recycling scrap buyers in 2012 totaled 9.9% of 2012 sales to all Recycling scrap buyers. In addition to the decrease in these volumes, total revenue was also affected by a decrease in overall average price for all commodities shipped in the first quarter of 2013 by $179.68 per gross ton, or 21.0%, as compared to the same period in 2012. Nickel prices remained low, as average nickel prices on the London Metal Exchange decreased $1.06 per pound, or 11.9%, in the first quarter of 2013 as compared to average nickel prices for the same period of 2012. Nickel is a key commodity used in stainless steel blends.
With respect to the Waste Services segment, Waste Services revenue decreased $0.3 million or 16.7% to $1.5 million in the first quarter of 2013 compared to $1.8 million in the same period in 2012 primarily due to lower recycling volumes and average prices for industrial customers in the three month period ended March 31, 2013 as compared to the same period in 2012, which lowered management services revenue by $0.3 million. For these industrial customers, recycling volumes and average prices for commodities purchased decreased by 2.4 million pounds, or 49.4%, and $0.02 per pound, or 14.7%, respectively, in this period in 2013 as compared to the same period in 2012. The recycling revenue generated for these customers is originally paid to Waste Services from Recycling. This revenue is then passed on to the customer as an off-setting expense for Waste Services cost of sales, which causes a decrease in Waste Services cost of sales when comparing the same periods of 2013 and 2012, as described below. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services revenue between periods.
Total cost of goods sold decreased $25.5 million or 43.8% to $32.7 million in the first quarter of 2013 compared to $58.2 million for the same period in 2012. Recycling cost of goods sold decreased $25.1 million or 44.2% to $31.7 million in 2013 compared to $56.8 million for the same period in 2012. This decrease was primarily due to the decrease in the volume of stainless steel, ferrous and nonferrous materials shipments along with a decrease in the volume of stainless steel, ferrous and nonferrous materials purchases of 10.4 million pounds, or 31.7%, 21.4 thousand gross tons, or 39.4%, and 5.0 million pounds, or 42.6%, respectively. Overall average price per gross ton for all commodities purchased in the first quarter of 2013 also decreased $54.15, or 6.7%, as compared to the same period in 2012.

Additional decreases were as follows:

•	A decrease in direct labor costs of $128.9 thousand;

•	A decrease in hauling, fuel and lubricant expense of $64.3 thousand; and

•	A decrease in employment taxes of $53.4 thousand, primarily due to a decrease in the workman's compensation rate.

These decreases were partially offset by an increase in repair and maintenance expense of $51.1 thousand. Processing costs also increased $29.1 thousand or 2.8% in the three month period ended March 31, 2013 as compared to March 31, 2012.
Waste Services cost of goods sold decreased $0.4 million or 28.6% to $1.0 million in the first quarter of 2013 compared to $1.4 million in same period in 2012. The decrease above was primarily due to the decrease in industrial customers' recycling volumes and prices mentioned above. Also, we often use third party haulers to meet customers' Waste Services needs. We then pay these third party providers and in turn invoice our customers for these amounts. The timing of these third party haulers' services provided contributed to the decrease in Waste Services cost of goods sold in the first quarter of 2013 as compared to the same period in 2012.
Selling, general and administrative expenses ("SG&A expenses") decreased $0.6 million or 20.0% to $2.4 million in the first quarter of 2013 compared to $3.0 million in the same period in 2012. As a percentage of revenue, selling, general and administrative expenses were 7.1% in 2013 compared to 4.8% in 2012.
Selling, general and administrative expenses decreased primarily due to the following:

•
A decrease in labor expense of $456.0 thousand primarily due to the termination of an executive level employee and the severance payment recorded relating to that employee in the first quarter of 2012;

•	A decrease in repairs and maintenance of $92.3 thousand;

•	A decrease in depreciation and amortization expense of $57.5 thousand;

•	A decrease in employment taxes of $42.1 thousand primarily due to an improved workers' compensation rate in the first quarter of 2013 as compared to the rate in the comparable period of 2012;

•	A decrease in insurance expense of $28.8 thousand;

•	A decrease in donations of $23.2 thousand; and

•	A decrease in stock and cash bonus expense of $23.1 thousand.
These decreases were partially offset by the following:

•	An increase in consulting and directors' fees of $77.7 thousand;

•	An increase in legal fees of $55.9 thousand;

•	An increase in hauling, fuel, and lubricant expense of $42.7 thousand; and

•	An increase in stock option expense of $36.0 thousand.
Other income and expense increased $0.7 million to other income of $0.2 million in the first quarter of 2013 compared to other expense of $0.5 million in the same period in 2012. This was primarily due to the gain on a legal settlement of $0.6 million in the first quarter of 2013. Interest expense also decreased by $79.6 thousand due to lower debt levels and lower banking expenses in the first quarter of 2013 as compared to the same period in 2012.
The income tax benefit increased $0.1 million to a benefit of $0.1 million in the first quarter of 2013 compared to a $5.9 thousand tax in the same period in 2012 due to the net loss reported in 2013. The effective tax rates in 2013 and 2012 were 46.5% and 40.7%, respectively, based on federal and state statutory rates. The higher effective tax rate in 2013 is due to immaterial items.

Financial condition at March 31, 2013 compared to December 31, 2012
Cash and cash equivalents decreased $0.5 million to $1.4 million as of March 31, 2013 compared to $1.9 million as of December 31, 2012.
Net cash from operating activities was $1.5 million for the three month period ended March 31, 2013. The decrease in net cash from operating activities is primarily due to a decrease in accounts receivable of $2.8 million, a decrease in income tax receivable of $0.7 million, and an increase in accounts payable of $3.7 million (this amount is net of the increase in the equipment accrual of $25.3 thousand), partially offset by an increase in inventories of $5.3 million, and an increase in other assets of $0.1 million. The decrease in accounts receivable relates to the decrease in shipping volumes of all materials of 1.7 million pounds, or 1.9%, in the quarter ended March 31, 2013 as compared to the quarter ended December 31, 2012. Accounts receivable and payable balances are also affected by the timing of shipments, receipts, and payments throughout the quarter.
Net cash from investing activities was $0.5 million for the three month period ended March 31, 2013. In the first three months of 2013, we used $95.8 thousand for road and building improvements. We purchased recycling and rental fleet equipment and office equipment of $29.3 thousand. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors and pre-crushers. It is our intention to continue to pursue this market. We paid deposits of $175.2 thousand on machinery and equipment. We received $30.6 thousand from sales of our rental fleet compactors. We also received $0.8 million in proceeds from a lawsuit to cancel certain intangible assets.
Net cash used in financing activities was $2.5 million for the three month period ended March 31, 2013. In the period ended March 31, 2013, we made payments on debt obligations of $2.5 million.
Accounts receivable trade decreased $2.8 million or 21.1% to $10.5 million as of March 31, 2013 compared to $13.3 million as of December 31, 2012. The volume of stainless materials shipments decreased 2.9 million pounds, or 17.8%, and the volume of nonferrous materials shipments decreased by 1.9 million pounds, or 5.8%, in the first quarter of 2013 as compared to the fourth quarter of 2012. These decreases were partially offset by an increase in the volume of ferrous materials shipments of 1.4 thousand gross tons, or 4.6%. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $5.3 million, or 32.1%, to $21.8 million as of March 31, 2013 compared to $16.5 million as of December 31, 2012. The Company increased purchases of stainless steel materials in the first quarter of 2013 to meet the inventory needs for the April sales orders, which are shipped near the beginning of the month. The volume of stainless steel materials purchases increased by 10.2 million pounds, or 83.4% in the first quarter of 2013 as compared to the fourth quarter of 2012. Purchases of ferrous materials also increased in the first quarter of 2013 by 521.5 gross tons, or 1.6%, as compared to the fourth quarter of 2012. These increases were partially offset by a decrease in nonferrous materials purchases of 747.8 thousand pounds, or 10.0%, in the first quarter of 2013 as compared to the fourth quarter of 2012.
Inventory aging for the period ended March 31, 2013 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$14,811	$875	$493	$3,958	$20,137
Replacement parts	1,544	—	—	—	1,544
Waste equipment machinery	—	—	—	57	57
Other	27	—	—	—	27
Total	$16,382	$875	$493	$4,015	$21,765

Inventory aging for the period ended December 31, 2012 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$8,070	$1,417	$470	$4,937	$14,894
Replacement parts	1,542	—	—	—	1,542
Waste equipment machinery	—	6	—	51	57
Other	36	—	—	—	36
Total	$9,648	$1,423	$470	$4,988	$16,529

Inventory in the “Over 90 days” category as of March 31, 2013 and December 31, 2012 includes several materials that were bought in bulk that had intrinsic values for stainless steel blends. We purchased a majority of the bulk materials in the second quarter of 2011 in anticipation of continued high demand for stainless steel shipments as well as other specialty metal shipments. These materials are low value items that can only be used in limited quantities. With continued low demand for stainless steel blends, restrictions on blend content and high penalties on certain metals, we will continue to work them out of the system as demand allows. Inventory controls have been put into place to assure proper turnover ratios.
Accounts payable trade increased $3.7 million or 57.8% to $10.1 million as of March 31, 2013 compared to $6.4 million as of December 31, 2012, primarily due to increased purchasing activity in the first quarter of 2013 as compared to the fourth quarter of 2012, noted above, and the timing of payments made to our vendors. The equipment accrual also increased $25.3 thousand during this period.
Working capital decreased $1.9 million to $23.2 million as of March 31, 2013 compared to $25.1 million as of December 31, 2012. The decrease was driven by the $3.7 million increase in accounts payable, the $2.8 million decrease in accounts receivable, the $0.7 million decrease in income tax receivable and the $0.5 million decrease in cash. These decreases were partially offset by the $5.2 million increase in inventory and the $0.4 million increase in deferred income taxes.
Contractual Obligations
The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2013.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$22,591	$1,693	$20,898	$—	$—
Operating lease obligations (1)	3,578	823	1,620	1,135	—
Total	$26,169	$2,516	$22,518	$1,135	$—

(1)
We lease the Louisville, Kentucky facility from K&R, LLC, the sole member of which is Harry Kletter, our former Chief Executive Officer, under an operating lease expiring December 2017. We have monthly rental payments of $53.8 thousand through December 2017. In the event of a change of control, the monthly payments become $62.5 thousand.

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

Long-term debt, including the current portions thereof, decreased $2.5 million to $22.6 million as of March 31, 2013 compared to $25.1 million as of December 31, 2012.

Impact of Recently Issued Accounting Standards

As of March 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-2,Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.This update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted principles to be reclassified in its entirety in the same reporting period to net income. For reclassifications involving other amounts, cross references would be required to other disclosures provided under generally accepted accounting principles on such items. This update is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. Since this update addresses only financial reporting disclosures, the Company does not expect it to have a direct impact on the Company’s financial statements. No reclassification events occurred in the quarter ended March 31, 2013.

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
We are exposed to market risk stemming from changes in metal commodity prices, specifically nickel, and interest rates.  In the normal course of business, we actively manage our exposure to interest rate risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities.  These transactions utilize exchange traded derivatives or over-the-counter derivatives with investment grade counter-parties.  Derivative financial instruments currently available to us consist of commodity futures, options and swap contracts and interest rate swaps.
We are exposed to interest rate risk on our floating rate borrowings.
Based on our average anticipated borrowings under our credit agreements in fiscal 2013, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, excluding amounts covered under swap agreements as noted below, with a corresponding change in cash flows.
We entered into three interest rate swap agreements with BB&T swapping variable rates based on LIBOR for fixed rates in a previous year. The first swap agreement covers $4.1 million in debt, commenced April 7, 2009, and matures on April 7, 2014. The second swap agreement covers approximately $1.7 million in debt, commenced October 15, 2008, and matures on May 7, 2013. The third swap agreement covers approximately $387.4 thousand in debt, commenced October 22, 2008, and matures on October 22, 2013. The three swap agreements fix our interest rate at approximately 5.8%. At March 31, 2013, we recorded the estimated fair value of the liability related to the three swaps as approximately $186.9 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional and forecasted amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of March 31, 2013, the balance in this account was $250.8 thousand.
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

ITEM 4: CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2013, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.
(b) Changes to internal control over financial reporting
There were no changes in ISA’s internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We have litigation from time to time, including employment-related claims, none of which we currently believe to be material.

Item 1A. Risk Factors.
We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of equity securities in the first quarter of 2013.

Item 3. Defaults upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 7, 2013, the Board of Directors reduced the number of members from seven to five, with Harry Kletter, Brian Donaghy and David Russell tendering their resignations at the Company's quarterly board meeting.  In addition, Harry Kletter also retired from his position as Chief Executive Officer.  Mr. Donaghy is continuing as President and Chief Operating Officer.

On May 7, 2013, the Board of Directors also appointed Jonathan S. Blue to the positions of director and Chief Executive Officer.  The Board of Directors and Mr. Blue continue to negotiate the terms and conditions of Mr. Blue's service as a director and Chief Executive Officer, and Mr. Blue has not yet accepted either position.  During the interim, Mr. Donaghy is serving as the principal executive officer.

Item 6. Exhibits.
See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	May 15, 2013	/s/ Brian Donaghy
President and Chief Operating Officer
(Principal Executive Officer)

Date:	May 15, 2013	/s/ Alan Schroering
VP of Finance and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
10.1**
Management Services Agreement dated as of April 1, 2013, between the Company and Blue Equity, LLC, including the Stock Option Agreement attached thereto as Attachment A is incorporated by reference herein to Exhibit 10.1 of ISA's Report on Form 8-K, as filed on April 5, 2013.

31.1	Rule 13a-14(a) Certification of Brian Donaghy for the Form 10-Q for the quarter ended March 31, 2013.
31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended March 31, 2013.
32.1	Section 1350 Certification of Brian Donaghy and Alan Schroering for the Form 10-Q for the quarter ended March 31, 2013.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**Previously filed.