Form 10-Q
period 2013-06-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2013-08-19
CIK 4187

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 16, 2013: 7,069,267.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$1,472	$1,926
Income tax receivable	1,595	1,437
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2013 and 2012)	11,274	13,344
Inventories	18,144	16,529
Deferred income taxes	55	276
Prepaid expenses	281	330
Employee loans	6	5
Total current assets	32,827	33,847
Net property and equipment	22,866	24,210
Other assets
Intangible assets, net	3,776	4,275
Deferred income taxes	1,464	870
Deposits	303	121
Total other assets	5,543	5,266
Total assets	$61,236	$63,323

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$22,500	$1,687
Accounts payable	7,711	6,408
Interest rate swap liability	131	250
Redeemable securities	500	—
Other current liabilities	392	374
Total current liabilities	31,234	8,719
Long-term liabilities
Long-term debt	—	23,369
Total long-term liabilities	—	23,369
Shareholders’ equity
Common stock, $0.0033 par value: 10,000,000 shares authorized; 7,192,479 shares issued in 2013 and 2012; 7,069,267 and 6,944,267 shares outstanding in 2013 and 2012, respectively	24	24
Additional paid-in capital	18,149	18,281
Retained earnings	12,085	13,437
Accumulated other comprehensive loss	(79)	(150)
Treasury stock at cost, 123,212 and 248,212 shares in 2013 and 2012, respectively	(177)	(357)
Total shareholders’ equity	30,002	31,235
Total liabilities and shareholders’ equity	$61,236	$63,323

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenue from services	$1,366	$1,023	$2,311	$2,308
Revenue from product sales	38,757	48,829	72,570	109,222
Total revenue	40,123	49,852	74,881	111,530
Cost of goods sold for services	1,302	944	2,184	2,137
Cost of goods sold for product sales	37,474	47,548	69,309	104,530
Total cost of goods sold	38,776	48,492	71,493	106,667
Provision for employee terminations and severances	—	17	—	228
Other selling, general and administrative expenses	2,698	2,682	5,145	5,443
Total selling, general and administrative expenses	2,698	2,699	5,145	5,671
Loss before other income (expense)	(1,351)	(1,339)	(1,757)	(808)
Other income (expense)
Interest expense	(609)	(515)	(1,068)	(1,054)
Interest income	1	3	2	6
Gain on sale of assets	21	16	38	35
Gain on lawsuit settlement	—	—	625	—
Other income, net	—	—	9	—
Total other expense	(587)	(496)	(394)	(1,013)
Loss before income taxes	(1,938)	(1,835)	(2,151)	(1,821)
Income tax benefit	(700)	(596)	(799)	(590)
Net loss	$(1,238)	$(1,239)	$(1,352)	$(1,231)
Basic loss per share	$(0.18)	$(0.18)	$(0.19)	$(0.18)
Diluted loss per share	$(0.18)	$(0.18)	$(0.19)	$(0.18)
Weighted shares outstanding:
Basic	7,069	6,944	7,007	6,942
Diluted	7,069	6,944	7,007	6,942

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)		(in thousands)
Net loss	$(1,238)	$(1,239)	$(1,352)	$(1,231)

Other comprehensive income:
Unrealized income on derivative instruments, net of tax	33	17	71	60

Comprehensive loss	$(1,205)	$(1,222)	$(1,281)	$(1,171)

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2013
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Cost
	(in thousands, except share information)
Balance as of December 31, 2012	7,192,479	$24	$18,281	$13,437	$(150)	(248,212)	$(357)	$31,235
Unrealized income on derivative instruments, net of tax	—	—	—	—	71	—	—	71
Stock options	—	—	48	—	—	—	—	48
Redeemable securities issued to Blue Equity, LLC	—	—	(180)	—	—	125,000	180	—
Net loss	—	—	—	(1,352)	—	—	—	(1,352)
Balance as of June 30, 2013	7,192,479	$24	$18,149	$12,085	$(79)	(123,212)	$(177)	$30,002

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	2013	2012
	(in thousands)
Cash flows from operating activities
Net loss	$(1,352)	$(1,231)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,053	2,236
Stock expense - bonuses and options	48	84
Deferred income taxes	(421)	(1,431)
Gain on sale of property and equipment	(38)	(35)
Gain on lawsuit settlement	(625)	—
Change in assets and liability
Receivables	2,070	3,354
Net investment in sales-type leases	—	19
Inventories	(1,615)	(9,011)
Income tax receivable	(158)	3,081
Other assets	(38)	(134)
Accounts payable	1,349	3,536
Other current liabilities	17	116
Net cash from operating activities	1,290	584
Cash flows from investing activities
Proceeds from sale of property and equipment	114	36
Proceeds from lawsuit to cancel intangible asset	770	—
Purchases of property and equipment	(435)	(547)
Construction in progress	—	(343)
Deposits on equipment	(137)	—
Payments from related party	—	22
Net cash from (used in) investing activities	312	(832)
Cash flows from financing activities
Proceeds from sale of redeemable securities	500	—
Payments on long-term debt	(2,556)	(946)
Proceeds from long-term debt	—	1,502
Net cash (used in) from financing activities	(2,056)	556
Net (decrease) increase in cash	(454)	308
Cash at beginning of year	1,926	2,267
Cash at end of period	$1,472	$2,575
Supplemental disclosure of cash flow information:
Cash paid for interest	$793	$908
Cash tax refunds received	238	2,548
Cash paid for taxes	8	308
Supplemental disclosure of noncash investing and financing activities:
(Decrease) increase in equipment accrual	$(46)	$190

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP for non-governmental entities. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2013 and the results of our operations and changes in our cash flows for the periods ended June 30, 2013 and 2012. Results of operations for the period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2012 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2012, on file with the Securities and Exchange Commission.
Liquidity and Going Concern
As discussed in Note 5 - "Long Term Debt and Notes Payable to Bank," all of the Company's debt is with Fifth Third Bank (the “Bank”) and virtually all is scheduled to mature in April 2014, which requires current classification in the accompanying condensed consolidated balance sheet at June 30, 2013. Further, the Company is not in compliance with all of the debt covenants of this indebtedness as measured at June 30, 2013. This condition allows the Bank, if it chooses, to call the debt due immediately. In prior reporting periods, where relevant, the Company has obtained from the Bank a waiver of non-compliance with applicable loan covenants. For the June 30, 2013 measurement period, a waiver of non-compliance was not obtained as the Company has been in the active process of restructuring its debt.  This debt restructuring process has included the Company's existing bank as well as other banks.  Management expects any restructuring with the Bank would include extending the maturity of the Company's revolving line of credit beyond 2014 and embody a waiver of any past non-compliance with loan covenants.

It is management's plan to complete this debt restructuring as soon as practicable. However, there can be no assurance this debt restructuring can be completed to management's satisfaction, timely or at all. The inability to complete this debt restructuring in a satisfactory manner could have a material, adverse impact on the Company. Further, if the Bank were to call the debt due immediately, it would have a material, adverse impact on the Company.

The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to satisfactorily restructure its debt.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern.
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
We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at June 30, 2013 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$1,472	$—	$1,472
Liabilities:
Long-term debt	$—	$(22,500)	$(22,500)
Derivative contract - interest rate swap	—	(131)	(131)
We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the three and six month periods ended June 30, 2013.

Factoring fees and certain banking expenses
We have included factoring fees and certain banking expenses relating to our loans and loan restructuring within interest expense. The factoring fees totaled $80.2 thousand and $116.6 thousand for the periods ended June 30, 2013 and 2012, respectively. The loan fee amortization expense relating to our loans and loan restructuring totaled $220.2 thousand and $114.0 thousand for the periods ended June 30, 2013 and 2012, respectively.
Subsequent Events
We have evaluated the period from June 30, 2013 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we identified the following events:
Changes to Management and Board:

On July 15, 2013, the Company's Board of Directors appointed the Vice President of Recycling, Jim Wiseman, as General Manager of the Company, reporting to Orson Oliver, interim Chief Executive Officer and interim President, with the primary responsibility of overseeing the day-to-day operation of the Company.

On July 26, 2013, the Company's Board of Directors authorized an increase in the number of directors which constitute the entire Board of Directors from four to five.

On July 26, 2013, the Board of Directors appointed Ronald W. Strecker to fill a board vacancy and also appointed Mr. Strecker to serve on the Audit Committee of the Board of Directors.

Termination of the Management Services Agreement with Blue Equity, LLC:

At the Company's annual meeting of shareholders on July 16, 2013 (the "Annual Meeting"), the Company's shareholders voted against approval of the options to purchase 1.5 million shares that had been granted to Blue Equity, LLC ("Blue Equity") under the Management Services Agreement (the "Management Agreement") dated April 1, 2013. In accordance with the Management Agreement, the options terminated on that same date.

Following the failure of the Company's shareholders to approve the option grant, Blue Equity delivered a letter to the Company stating that it was terminating the Management Agreement, effective July 31, 2013. In addition, Blue Equity notified the Company of its intention to exercise its right to cause the Company to redeem 125.0 thousand shares of Company Common Stock for $4.00 per share, the price at which Blue Equity purchased those shares, payable on September 30, 2013. See Note 2 - "Management Services Agreement with Blue Equity, LLC" for additional details relating to this agreement and its termination.
Articles of Amendment to the Articles of Incorporation:
At the Annual Meeting, the Company's shareholders approved the amendment of the Company's Articles of Incorporation (the "Amendment") pursuant to which the Company's authorized common stock increased by 10.0 million shares, from 10.0 million to 20.0 million shares. The Amendment is discussed in the proxy statement dated June 6, 2013.

Impact of Recently Issued Accounting Standards

As of June 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted principles to be reclassified in its entirety in the same reporting period to net income. For reclassifications involving other amounts, cross references would be required to other disclosures provided under generally accepted accounting principles on such items. This update is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. Since this update addresses only financial reporting disclosures, the Company does not expect it to have a direct impact on the Company’s financial statements. No reclassification events occurred in the quarter or six month period ended June 30, 2013.

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, an amendment to FASB ASC Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company will comply with the presentation requirements of this ASU for the quarter ending March 31, 2014. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows as we do not currently have any uncertain tax positions which would require an unrecognized tax benefit liability to be recorded.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, an amendment to FASB ASC Topic 815, Derivatives and Hedging. The update permits the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the US government ("UST") and the London Interbank Offered Rate ("LIBOR"). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

NOTE 2 - MANAGEMENT SERVICES AGREEMENT WITH BLUE EQUITY, LLC

On April 1, 2013, the Company and Blue Equity entered into the Management Agreement under which Blue Equity was to provide the Company with day-to-day senior executive level operating management supervisory services. Blue Equity was also to provide business, financial, and organizational strategy and consulting services, as the Company's Board of Directors reasonably requested from time to time. The Management Agreement provided for a 12-month term beginning April 1, 2013, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement, including the shareholders' failure to approve the issuance of the stock options. (See Note 1).

At the time the parties entered into the Management Agreement, the Company (i) issued 125.0 thousand shares of its Common Stock to Blue Equity at a per share purchase price of $4.00, and (ii) granted options to purchase 1.5 million shares of its Common Stock to Blue Equity at an exercise price per share of $5.00, subject to shareholder approval.

At the Annual Meeting, the Company's shareholders voted against approval of the options to purchase 1.5 million shares. In accordance with the Management Agreement, the options terminated on that same date. Following the failure of the Company's shareholders to approve the option grant, Blue Equity delivered a letter to the Company stating that it was terminating the Management Agreement, effective July 31, 2013. Blue Equity has also demanded payment of a monthly management fee of $85.0 thousand along with reimbursement of out-of-pocket expenses, through July 31, 2013. In addition, Blue Equity has notified the Company of its intention to exercise its right to cause the Company to redeem the 125.0 thousand shares of Common Stock for $4.00 per share, the price at which Blue Equity purchased those shares, payable on September 30, 2013. For the period ended June 30, 2013, the Company recorded a current liability entitled "Redeemable Securities" for $500.0 thousand as a result.

On May 7, 2013, the Board of Directors appointed Jonathan S. Blue, Chairman and Managing Director of Blue Equity, to the positions of director and Chief Executive Officer of the Company. However, the Board and Mr. Blue were unable to negotiate mutually agreeable terms and conditions of his service in those positions, and Mr. Blue did not accept either position.

NOTE 3 - TERMINATION AND CONSULTING AGREEMENT WITH BRIAN DONAGHY

On June 11, 2013, Brian G. Donaghy notified the Company that, effective immediately, he was resigning his position as the Company's President and Chief Operating Officer and all other positions he held with the Company, including principal executive officer.

On June 17, 2013, the Company and Mr. Donaghy entered into a Termination and Consulting Agreement (the “Consulting Agreement”) pursuant to which Mr. Donaghy will provide consulting services to the Company with respect to the scrap metals industry with compensation at a monthly rate of $12.5 thousand. The Consulting Agreement terminated Mr. Donaghy's Amended and Restated Employment Agreement with the Company dated as of April 1, 2010.

The Consulting Agreement is for a term of no less than six months nor longer than one year, and either party may terminate the Consulting Agreement at any time after the initial six months by giving thirty days prior written notice of termination to the other party. During the consulting period, the Company will pay premiums for Mr. Donaghy's COBRA coverage to the extent of the amount of coverage premiums paid by the Company immediately before Mr. Donaghy's termination of employment.

In connection with the Consulting Agreement, Mr. Donaghy granted the Company a full release of its obligations under his Amended and Restated Employment Agreement. The Company granted Mr. Donaghy a release of his non-competition obligations under that agreement, but the Consulting Agreement provides that Mr. Donaghy may not solicit Company employees to leave the Company during the consulting period and for two years thereafter and may not be employed by certain industry competitors during the consulting period.

NOTE 4 – INTANGIBLE ASSETS
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
We have the following intangible assets as of June 30, 2013:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortized intangible assets	(in thousands)
Venture Metals, LLC trade name	$730	$(438)	$292
Non-compete agreements	310	(186)	124
Venture Metals, LLC customer list	4,800	(1,440)	3,360
Total intangible assets	$5,840	$(2,064)	$3,776
We amortize the trade name and non-compete agreements using a method that reflects the pattern in which the economic benefits are consumed or otherwise used over a 5-year life as stated in the agreements. We amortize the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $354.3 thousand and $375.0 thousand for the six month periods ended June 30, 2013 and 2012, respectively. Pursuant to a legal settlement, we canceled $144.7 thousand of our non-compete agreements balance effective February 28, 2013.
As of June 30, 2013, we expect amortization expense for these assets for the next five fiscal years and thereafter to be as follows:

	Balance -	Cancellation of		Balance -
Year	Beginning of Year	Intangible Asset	Amortization	End of Year
	(in thousands)
2013	$4,275	$(145)	$(698)	$3,432
2014	3,432	—	(688)	2,744
2015	2,744	—	(584)	2,160
2016	2,160	—	(480)	1,680
2017	1,680	—	(480)	1,200
Thereafter	1,200	—	(1,200)	—

NOTE 5 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

All of the Industrial Services of America, Inc.'s (the "Company") debt is with Fifth Third Bank (the “Bank”) and virtually all is scheduled to mature in April 2014, which requires current classification in the accompanying condensed consolidated balance sheet at June 30, 2013. Further, the Company is not in compliance with all of the debt covenants of this indebtedness as measured at June 30, 2013. This condition allows the Bank, if it chooses, to call the debt due immediately. In prior reporting periods, where relevant, the Company has obtained from the Bank a waiver of non-compliance with applicable loan covenants. For the June 30, 2013 measurement period, a waiver of non-compliance was not obtained as the Company has been in the active process of restructuring its debt.  This debt restructuring process has included the Company's existing bank as well as other banks.  Management expects any restructuring with the Bank would include extending the maturity of the Company's revolving line of credit beyond 2014 and embody a waiver of any past non-compliance with loan covenants.
On April 1, 2013, Industrial Services of America, Inc. and its subsidiary, ISA Indiana, Inc., (the "Companies") entered into a Sixth Amendment to Credit Agreement (the "Sixth Amendment") with the Bank which amended the July 30, 2010 Credit Agreement (the "Credit Agreement"), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the "First Amendment"), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the "Second Amendment"), the Third Amendment to Credit Agreement dated as of March 2, 2012 (the "Third Amendment"), the Fourth Amendment to Credit Agreement dated as of August 13, 2012 (the "Fourth Amendment"), and the Fifth Amendment to Credit Agreement dated as of November 14, 2012 (the "Fifth Amendment") as follows. The Sixth Amendment extended the maturity date of both the revolving credit facility and the term loan from October 31, 2013 to April 30, 2014. The Sixth Amendment also provided a waiver of the ratio of debt to adjusted EBITDA for the preceding twelve months (the "Senior Leverage Ratio") and the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") covenant defaults for the quarter ended December 31, 2012. The Sixth Amendment eliminated the Senior Leverage Ratio for the remaining term of the loan. The Sixth Amendment reduced our covenant to maintain the Fixed Charge Coverage Ratio to 0.6 to 1.0 for the quarter ended March 31, 2013. This ratio was calculated using a trailing three-month basis for that quarter. Beginning with the quarter ended June 30, 2013, the Fixed Charge Coverage Ratio requirement returned to 1.20 to 1.0 and will be tested on a trailing 12-month basis as of each quarter end date. The Sixth Amendment increased our interest rate on both the revolving credit facility and term loan by 1.75% and 1.50%, respectively, to equal the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. For the quarter ended March 31, 2013, the Sixth Amendment required that the sum of the Companies' cash balances plus the amount of unused revolving line of credit availability under the borrowing base equal or exceed $3.0 million in the aggregate ("Minimum Liquidity Covenant"). The Sixth Amendment decreased the eligible inventory available for calculating the borrowing base effective April 1, 2013 to 57.5% of eligible inventory up to $12.5 million, and then to 55.0% of eligible inventory up to $12.5 million effective June 18, 2013 upon the delivery of the May 31, 2013 borrowing base certificate. In addition, the Companies agreed to perform other customary commitments and paid a fee of $40.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect.
On November 14, 2012, the Companies entered into the Fifth Amendment.  The Fifth Amendment decreased our maximum revolving commitment by $5.0 million to $25.0 million and provided a waiver of the Senior Leverage Ratio and the Fixed Charge Coverage Ratio covenant defaults for the quarter ended September 30, 2012.  In addition, the Companies also agreed to perform other customary commitments and paid a fee of $25.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect.

On August 13, 2012, the Companies entered into the Fourth Amendment. The Fourth Amendment decreased our maximum revolving commitment by $10.0 million to $30.0 million and extended the maturity date of both the revolving credit facility and the term loan from July 31, 2013 to October 31, 2013. The Fourth Amendment also provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ended June 30, 2012. The Fourth Amendment also changed our covenant to maintain the Fixed Charge Coverage Ratio from not less than 1.20 to 1 to not less than 1.0 to 1 for the third quarter of 2012, and to not less than 1.50 to 1 for the fourth quarter of 2012. The Fourth Amendment also increased the interest rate for both the revolving credit facility and the term loan by fifty basis points (0.50%) to 3.50% and 3.75%, respectively. In addition, the Companies also agreed to perform other customary commitments and paid a fee of $25.0 thousand to the Bank. All other terms of the Credit Agreement and previous amendments remain in effect.
On March 2, 2012, the Companies entered into the Third Amendment. The Third Amendment redefined the calculation period for the purpose of measuring compliance with our Senior Leverage Ratio and Fixed Charge Coverage Ratio such that each ratio would be calculated quarterly for the period beginning January 1, 2012 through the end of each quarter of 2012. Prior to the Third Amendment, the ratios were calculated on a rolling 12-month basis. The Third Amendment also changed the Senior Leverage Ratio. The Third Amendment also increased the unused line fee by 0.25% to 0.75% and provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ending December 31, 2011. In addition, the Companies also agreed to perform other customary commitments and paid a fee of $10.0 thousand to the Bank.

On April 14, 2011, the Companies entered into the First Amendment. The First Amendment (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents. Under the First Amendment, the Companies were permitted to borrow the lesser of $45.0 million (the "Maximum Revolving Commitment") or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $18.0 million. On November 16, 2011, the Second Amendment decreased our Maximum Revolving Commitment to $40.0 million.
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
With respect to the revolving credit facility, the interest rate at June 30, 2013 was the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. As of June 30, 2013, the interest rate was 5.25%. We also paid a fee of 0.75% on the unused portion. Under the Sixth Amendment the revolving credit facility expires on April 30, 2014. As of June 30, 2013, the outstanding balance on the revolving line of credit was $17.2 million.
Beginning with the Sixth Amendment, the original $8.8 million term loan provides for an interest rate that is equal to the interest rate for the revolving credit facility, and was 5.25% as of June 30, 2013. Principal and interest is payable monthly, originally in 36 consecutive installments, of approximately $125.0 thousand. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on April 30, 2014. In addition, we will make an annual payment equal to 25% of (i) our adjusted EBITDA, minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Based on 2012 operating results, no annual payment was required in 2013 for the 2012 fiscal year. The next annual payment will be due on April 30, 2014 (or earlier, upon completion of the Companies' financial statements for the fiscal year ending December 31, 2013). Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of June 30, 2013, the outstanding balance on the term loan was $4.6 million.
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
In our original Credit Agreement, we agreed to certain covenants, including (i) maintenance of the Senior Leverage Ratio of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of the Fixed Charge Coverage Ratio of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ended March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ended June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ended September 30, 2012 and decreased to 3.25 to 1 for the period ended December 31, 2012. The Senior Leverage Ratio was eliminated after December 31, 2012 by the Sixth Amendment. In 2012, the Senior Leverage Ratio was, in each quarter, calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The Sixth Amendment reduced the Fixed Charge Coverage Ratio requirements and added the Minimum Liquidity Covenant for the first quarter of 2013, as noted above. The limitation on capital expenditures remains the same. As of June 30, 2013, we were not in compliance with the Fixed Charge Coverage ratio for the quarter. As of June 30, 2013, our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 0.07 and our capital expenditures totaled $435.0 thousand, plus $136.5 thousand in deposits on equipment. As of June 30, 2013, we had $2.6 million available under our existing credit facilities.

On April 12, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to provide us with a Promissory Note (the “April Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is 5.68%. Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payment commenced on the 20th day of May, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, comes due on or before April 20, 2015. Due to our non-compliance with a debt covenant in the Credit Agreement with the Bank, the Bank may choose to accelerate the maturity of the April Note and call this debt immediately. As security for the Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the April Note. As of June 30, 2013, the outstanding balance of this loan was $104.4 thousand.

On August 9, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to loan us funds pursuant to a Promissory Note (the "August Note") in the amount of $115.0 thousand for the purpose of purchasing operating equipment.  The interest rate is 5.95%.  Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015.  Due to our non-compliance with a debt covenant in the Credit Agreement with the Bank, the Bank may choose to accelerate the maturity of the August Note and call this debt immediately. As security for the August Note, we have granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of June 30, 2013, the outstanding balance of this loan was $65.7 thousand.

On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is equal to 5.20%. Principal and interest is payable monthly in 48 consecutive equal installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. Due to our non-compliance with a debt covenant in the Credit Agreement with the Bank, the Bank may choose to accelerate the maturity of the October Note and call this debt immediately. As security for the October Note, we provided the Bank a first priority security interest in the equipment purchased with the proceeds. As of June 30, 2013, the outstanding balance on the October Note was $470.6 thousand.

We originally entered into three interest rate swap agreements swapping variable rates based on LIBOR for fixed rates. The first swap agreement covers approximately $3.9 million in debt, commenced April 7, 2009, and matures on April 7, 2014. The second swap agreement commenced on October 15, 2008, and no longer covers any debt balance as it matured on May 7, 2013. The third swap agreement covers approximately $372.7 thousand in debt, commenced October 22, 2008, and matures on October 22, 2013. The two remaining swap agreements fix our interest rate at approximately 5.9%. At June 30, 2013, we recorded the estimated fair value of the liability related to the two swaps at approximately $131.4 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional and forecasted amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of June 30, 2013, the balance in this account was $190.7 thousand.

Our long term debt as of June 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
	(Unaudited)
	(in thousands)
Revolving credit facility of $25.0 million in 2013 and 2012 with Fifth Third Bank. See above description for additional details.	$17,234	$18,450
Note payable to Fifth Third Bank in the original amount of $8.8 million secured by rental fleet equipment, shredder system assets, and a crane. See above description for additional details.	4,625	5,755
Note payable to Fifth Third Bank in the amount of $1.3 million secured by equipment purchased with proceeds. See above description for additional details.	471	638
Loan and Security Agreement payable to Fifth Third Bank in the amount of $226.9 thousand secured by the equipment purchased with proceeds. See above description for additional details.	104	133
Note payable to Fifth Third Bank in the amount of $115.0 thousand secured by the equipment purchased with proceeds. See above description for additional details.	66	80
	22,500	25,056
Less current maturities	22,500	1,687
	$—	$23,369
Because the Company is out of compliance with a bank loan covenant, all debt is recorded as currently due. The annual maturities of long term debt (in thousands) for the next twelve-month period and thereafter as of June 30, 2013 are as follows:

2014	$22,500
Thereafter	—
Total	$22,500

NOTE 6 – SEGMENT INFORMATION
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

FOR THE SIX MONTHS ENDED JUNE 30, 2013	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$71,496	$—	$—	$71,496
Equipment sales, service and leasing revenues	—	1,074	—	1,074
Management fees	—	2,311	—	2,311
Cost of goods and services sold	(69,014)	(2,479)	—	(71,493)
Selling, general, and administrative expenses	(2,635)	(417)	(2,093)	$(5,145)
Segment profit (loss)	$(153)	$489	$(2,093)	$(1,757)
Segment assets	$49,056	$2,153	$10,027	$61,236

FOR THE SIX MONTHS ENDED JUNE 30, 2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$108,118	$—	$—	$108,118
Equipment sales, service and leasing revenues	—	1,104	—	1,104
Management fees	—	2,308	—	2,308
Cost of goods and services sold	(104,185)	(2,482)	—	(106,667)
Selling, general, and administrative expenses	(3,076)	(375)	(2,220)	(5,671)
Segment profit (loss)	$857	$555	$(2,220)	$(808)
Segment assets	$72,116	$1,832	$8,799	$82,747

FOR THE THREE MONTHS ENDED JUNE 30, 2013	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$38,225	$—	$—	$38,225
Equipment sales, service and leasing revenues	—	532	—	532
Management fees	—	1,366	—	1,366
Cost of goods and services sold	(37,324)	(1,452)	—	(38,776)
Selling, general, and administrative expenses	(1,314)	(212)	(1,172)	(2,698)
Segment profit (loss)	$(413)	$234	$(1,172)	$(1,351)
Segment assets	$49,056	$2,153	$10,027	$61,236

FOR THE THREE MONTHS ENDED JUNE 30, 2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$48,236	$—	$—	$48,236
Equipment sales, service and leasing revenues	—	593	—	593
Management fees	—	1,023	—	1,023
Cost of goods and services sold	(47,366)	(1,126)	—	(48,492)
Selling, general, and administrative expenses	(1,536)	(193)	(970)	(2,699)
Segment profit (loss)	$(666)	$297	$(970)	$(1,339)
Segment assets	$72,116	$1,832	$8,799	$82,747

NOTE 7 – INVENTORIES
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
Inventories as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013				December 31, 2012
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$13,775	$1,723	$1,065	$16,563	$12,519	$1,412	$963	$14,894
Waste equipment machinery	—	50	—	50	—	57	—	57
Other	—	32	—	32	—	36	—	36
Total inventories for sale	13,775	1,805	1,065	16,645	12,519	1,505	963	14,987
Replacement parts	1,499	—	—	1,499	1,542	—	—	1,542
Total inventories	$15,274	$1,805	$1,065	$18,144	$14,061	$1,505	$963	$16,529

NOTE 8 - LEASE COMMITMENTS
Operating Leases:
We lease our Louisville, Kentucky facility from a related party under an operating lease expiring December 2017. As of December 31, 2012, the lease automatically renewed for a five-year option period under terms of the lease agreement. Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI index as stated in the lease agreement. In addition, we are responsible for real estate taxes, insurance, utilities and maintenance expense for the facility.
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
Future minimum lease payments for operating leases for the next five twelve-month periods ending June 30 of each year, in thousands, as of June 30, 2013 are as follows:

2014	$888
2015	817
2016	765
2017	646
2018	323
Future minimum lease payments	$3,439
Total rent expense for the six months ended June 30, 2013 and 2012 was $488.7 thousand and $472.7 thousand, respectively.
NOTE 9 – PER SHARE DATA

The computation for basic and diluted loss per share is as follows:
Six months ended June 30, 2013 compared to six months ended June 30, 2012:

	2013	2012
	(in thousands, except per share information)
Basic loss per share
Net loss	$(1,352)	$(1,231)
Weighted average shares outstanding	7,007	6,942
Basic loss per share	$(0.19)	$(0.18)
Diluted loss per share
Net loss	$(1,352)	$(1,231)
Weighted average shares outstanding	7,007	6,942
Add dilutive effect of assumed exercising of stock options	—	—
Diluted weighted average shares outstanding	7,007	6,942
Diluted loss per share	$(0.19)	$(0.18)

Three months ended June 30, 2013 compared to three months ended June 30, 2012:

	2013	2012
	(in thousands, except per share information)
Basic loss per share
Net loss	$(1,238)	$(1,239)
Weighted average shares outstanding	7,069	6,944
Basic loss per share	$(0.18)	$(0.18)
Diluted loss per share
Net loss	$(1,238)	$(1,239)
Weighted average shares outstanding	7,069	6,944
Add dilutive effect of assumed exercising of stock options	—	—
Diluted weighted average shares outstanding	7,069	6,944
Diluted loss per share	$(0.18)	$(0.18)

NOTE 10 - LEGAL PROCEEDINGS
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
General
On April 1, 2013, we entered into a management services agreement (the "Management Agreement") with Louisville-based Blue Equity, LLC ("Blue Equity"). For a 12-month term beginning April 1, 2013, Blue Equity was to provide management services to us, including working with our existing management team to review operations and identify opportunities for growth and profitability. Also on April 1, 2013, we issued 125.0 thousand shares of our Common Stock to Blue Equity in a private placement at a per share purchase price of $4.00 and granted options to purchase 1.5 million shares of our Common Stock to Blue Equity at a per share price of $5.00, subject to shareholder approval. At the annual meeting of shareholders of the Company on July 16, 2013, shareholders voted against approval of the options to purchase 1.5 million shares of our Common Stock, and the options terminated. Following the failure of the Company's shareholders to approve the option grant, Blue Equity delivered a letter to the Company stating that it was terminating the Management Agreement, effective July 31, 2013. See Note 2 - "Management Services Agreement with Blue Equity, LLC" in the Notes to Condensed Consolidated Financial Statements for additional details relating to this agreement and its termination.

On June 11, 2013, Brian G. Donaghy notified the Company that, effective immediately, he was resigning his position as the Company's President and Chief Operating Officer and all other positions he held with the Company, including principal executive officer.

On June 17, 2013, the Company and Mr. Donaghy entered into a Termination and Consulting Agreement (the “Consulting Agreement”) pursuant to which Mr. Donaghy will provide consulting services to the Company with respect to the scrap metals industry with compensation at a monthly rate of $12.5 thousand. The Consulting Agreement terminated Mr. Donaghy's Amended and Restated Employment Agreement with the Company dated as of April 1, 2010. See Note 3 - "Termination and Consulting Agreement with Brian Donaghy" in the Notes to Condensed Consolidated Financial Statements for additional details relating to this agreement.
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

Liquidity and Capital Resources

As of June 30, 2013, we held cash and cash equivalents of $1.5 million. Included in the $1.5 million is a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of June 30, 2013, the balance in this account was $190.7 thousand. Other than this balance, our cash accounts are available to us without restriction.

As discussed in Note 5 - "Long Term Debt and Notes Payable to Bank," all of the Company's debt is with Fifth Third Bank (the “Bank”) and virtually all is scheduled to mature in April 2014, which requires current classification in the accompanying condensed consolidated balance sheet at June 30, 2013. Further, the Company is not in compliance with all of the debt covenants of this indebtedness as measured at June 30, 2013. This condition allows the Bank, if it chooses, to call the debt due immediately. In prior reporting periods, where relevant, the Company has obtained from the Bank a waiver of non-compliance with applicable loan covenants. For the June 30, 2013 measurement period, a waiver of non-compliance was not obtained as the Company has been in the active process of restructuring its debt.  This debt restructuring process has included the Company's existing bank as well as other banks.  Management expects any restructuring with the Bank would include extending the maturity of the Company's revolving line of credit beyond 2014 and embody a waiver of any past non-compliance with loan covenants.

It is management's plan to complete this debt restructuring as soon as practicable. However, there can be no assurance this debt restructuring can be completed to management's satisfaction, timely or at all. The inability to complete this debt restructuring in a satisfactory manner could have a material, adverse impact on the Company. Further, if the Bank were to call the debt due immediately, it would have a material, adverse impact on the Company.

The condensed consolidated financial statements have been prepared on a going concern basis. The going concern basis of presentation assumes that the Company will continue in operation for the foreseeable future and be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company's continuation as a going concern is dependent upon its ability to satisfactorily restructure its debt.  These consolidated financial statements do not include any adjustments relating to the recoverability and classification of the carrying amounts of assets or the amount and classification of liabilities that might result if the Company is unable to continue as a going concern.
On April 1, 2013, Industrial Services of America, Inc. and its subsidiary (the "Companies") entered into a Sixth Amendment to Credit Agreement (the "Sixth Amendment") with Fifth Third Bank (the "Bank") which amended the July 30, 2010 Credit Agreement (the "Credit Agreement"), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the "First Amendment"), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the "Second Amendment"), the Third Amendment to Credit Agreement dated as of March 2, 2012 (the "Third Amendment"), the Fourth Amendment to Credit Agreement dated as of August 13, 2012 (the "Fourth Amendment"), and the Fifth Amendment to Credit Agreement dated as of November 14, 2012 (the "Fifth Amendment"), as follows. The Sixth Amendment extended the maturity date of both the revolving credit facility and the term loan from October 31, 2013 to April 30, 2014. The Sixth Amendment also provided a waiver of the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for the preceding twelve months (the "Senior Leverage Ratio") and the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") covenant defaults for the quarter ended December 31, 2012. The Sixth Amendment eliminated the Senior Leverage Ratio for the remaining term of the loan. The Sixth Amendment reduced our covenant to maintain the Fixed Charge Coverage Ratio to 0.6 to 1.0 for the quarter ended March 31, 2013. This ratio was calculated using a trailing 3-month basis for that quarter. Beginning with the quarter ended June 30, 2013, the Fixed Charge Coverage Ratio requirement returned to 1.20 to 1.0 and will be tested on a trailing 12-month basis as of each quarter end date. The Sixth Amendment increased our interest rate on both the revolving credit facility and term loan by 1.75% and 1.50%, respectively, to equal the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. For the quarter ended March 31, 2013, the Sixth Amendment required that the sum of the Companies' cash balances plus the amount of unused revolving line of credit availability under the borrowing base equal or exceed $3.0 million in the aggregate ("Minimum Liquidity Covenant"). The Sixth Amendment decreased the eligible inventory available for calculating the borrowing base effective April 1, 2013 to 57.5% of eligible inventory up to $12.5 million, and then to 55.0% of eligible inventory up to $12.5 million effective June 18, 2013 upon the delivery of the May 31, 2013 borrowing base certificate. In addition, the Companies agreed to perform other customary commitments and paid a fee of $40.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect.
In our original Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of the Senior Leverage Ratio of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of the Fixed Charge Coverage Ratio of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ended March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ended June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ended September 30, 2012 and decreased to 3.25 to 1 for the period ended

December 31, 2012. The Senior Leverage Ratio was eliminated after December 31, 2013 by the Sixth Amendment. In 2012, the Senior Leverage Ratio was, in each quarter, calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The Sixth Amendment reduced the Fixed Charge Coverage Ratio requirements and added the Minimum Liquidity Covenant for the first quarter of 2013, as noted above. The limitation on capital expenditures remains the same. As of June 30, 2013, we were not in compliance with the Fixed Charge Coverage ratio covenant for the quarter. As of June 30, 2013, our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was 0.07 and our capital expenditures totaled $435.0 thousand, plus $136.5 thousand in deposits on equipment. As of June 30, 2013, we had $2.6 million available under our existing credit facilities.
We have long term debt, including current maturities thereof, comprised of the following:

	June 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands)
Revolving line of credit	$17,234	$18,450
Notes payable	5,266	6,606
	$22,500	$25,056

Pursuant to the Fifth Amendment, our revolving credit facility was reduced to $25.0 million. This revolving credit facility expires and the $4.6 million term loan becomes due and payable in full on April 30, 2014. We intend to restructure these credit arrangements to extend the maturity date beyond a one-year period prior to September 30, 2013, as noted above.
We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs for the next year and beyond, assuming compliance with the covenants in our Credit Agreement or continued waivers thereof and restructuring of the arrangements beyond a one-year period. However, due to the maturity of the revolving credit facility and term loan on April 30, 2014, the Company is unable to determine whether it will have sufficient funds to meet its obligations for at least the next twelve months. The Company's future depends on its ability to satisfactorily resolve the restructuring of the aforementioned debt and there is no assurance it will be able to do so. If the Company fails for any reason, it would not be able to continue as a going concern and could potentially be forced to seek relief through a filing under the US Bankruptcy Code.
See also "Financial condition at June 30, 2013 compared to December 31, 2012" section for additional discussion and details relating to cash flow from operating, investing, and financing activities. As of June 30, 2013, we do not have any material commitments for capital expenditures. On September 30, 2013, we will be required to redeem for cash 125.0 thousand shares of our common stock from Blue Equity at $4.00 per share, the price at which Blue Equity purchased those shares. See Note 2 - "Management Services Agreement with Blue Equity, LLC" in the Notes to Condensed Consolidated Financial Statements.

Results of Operations
The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues:

	Six months ended
	June 30,
	2013	2012
Statements of Operations Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	95.5%	95.6%
Selling, general and administrative expenses	6.9%	5.1%
Income (loss) before other expenses	(2.4)%	(0.7)%

Although selling, general and administrative expenses ("SG&A") expenses decreased by $0.6 million, or 10.5%, in the first six months of 2013 as compared to the same period in 2012, revenue decreased at a higher rate by $36.6 million, or 32.8%, during this period, causing a higher percentage of SG&A expenses to revenue in the first six months of 2013 as compared to the same period in 2012.
Six months ended June 30, 2013 compared to six months ended June 30, 2012
Total revenue decreased $36.6 million or 32.8% to $74.9 million in the six month period ended June 30, 2013 as compared to $111.5 million in the same period in 2012. Recycling revenue decreased $36.6 million or 33.9% to $71.5 million in 2013 compared to $108.1 million in 2012. This is primarily due to a decrease of 11.1 million pounds, or 25.8%, in the volume of stainless steel materials shipments. Substantially all of our stainless steel sales are to one customer. In response to the overall decrease in demand for stainless steel, this customer decreased our sales orders received beginning in the second quarter of 2011 and continuing throughout 2012 and the first quarter of 2013. Although sales orders received from this customer increased in the second quarter of 2013, we do not have any assurance this customer will continue to increase its sales orders in the future. The volume of ferrous and nonferrous materials shipments also decreased in the six month period ended June 30, 2013 by 14.5 thousand gross tons, or 17.6%, and 2.3 million pounds, or 13.7%, respectively, as compared to the same period in 2012.
While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the six month period ended June 30, 2013, sales to repeat Recycling scrap buyers decreased by approximately $36.5 million, or 33.8%, as compared to the same period in 2012. Within the amount sold to all Recycling scrap buyers, 3.6% of these sales were to new and competitively priced, intermittent scrap buyers in the six month period ended June 30, 2013. In the same period in 2012, 7.8% of sales to Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. Sales during this period in 2012 to non-recurring Recycling scrap buyers in 2013 totaled 13.8% of 2013 sales to all Recycling scrap buyers. Sales during this period in 2011 to non-recurring Recycling scrap buyers in 2012 totaled 9.2% of 2012 sales to all Recycling scrap buyers.
In addition to the reduction in volume, total revenue was affected by the decrease in overall average price for all commodities shipped by $152.72 per gross ton, or 18.6%. Specifically, average nickel prices on the London Metal Exchange decreased $1.04 per pound, or 12.5%, for the six month period ended June 30, 2013 as compared to average nickel prices for the same period in 2012. Nickel is a key commodity used in stainless steel blends.
Waste Services' revenue remained stable at $3.4 million in the six month periods ended June 30, 2013 and 2012. After a decrease in the first quarter due to lower recycling volumes and lower average metal prices for industrial customers, many customers increased their Waste Services spending as their sales increased, which offset the first quarter decrease. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services' revenue between periods.
Total cost of goods sold decreased $35.2 million or 33.0% to $71.5 million in the six month period ended June 30, 2013 as compared to $106.7 million for the same period in 2012. Recycling cost of goods sold decreased $35.2 million or 33.8% to $69.0 million in the six month period ended June 30, 2013 as compared to $104.2 million for the same period in 2012. This decrease is primarily due to the decrease in the volume of all materials shipments along with a decrease in the volume of stainless steel materials purchases of 18.1 million pounds, or 34.5%, a decrease in the volume of ferrous materials purchases of 31.7 thousand gross tons, or 31.0%, and a decrease in the volume of nonferrous materials purchases of 6.1 million pounds, or 28.8%.

Other material decreases in the Recycling segment's cost of goods sold include the following:

•	A decrease in labor and overtime expenses of $191.7 thousand;

•	A decrease in hauling, fuel and lubricant expenses of $130.2 thousand; and

•	A decrease in repair and maintenance expenses of $128.9 thousand.

In addition to the reduction in volume, total cost of goods sold was affected by the decrease in overall average price for all commodities purchased of $109.05 per gross ton, or 14.2%. Capitalized processing costs decreased by $209.5 thousand, or 16.4%, for the six month period ended June 30, 2013 as compared to the same period in 2012.
Waste Services' cost of goods sold remained stable at $2.5 million in the six month periods ended June 30, 2013 and 2012. Increased Waste Services spending due to increased sales in turn increased cost of sales in the second quarter, which offset the first quarter decrease. In general, the timing of third party haulers' services and changes in cardboard prices cause fluctuations in Waste Services' cost of goods sold between periods.

SG&A expenses decreased $0.6 million or 10.5% to $5.1 million in the six month period ended June 30, 2013 compared to $5.7 million in the same period in 2012. As a percentage of revenue, SG&A expenses were 6.9% in 2013 compared to 5.1% in 2012. Although SG&A expenses decreased by $0.6 million, or 10.5%, in the first six months of 2013 as compared to the same period in 2012, revenue decreased at a higher rate by $36.6 million, or 32.8%, during this period, causing a higher percentage of SG&A expenses to revenue in the first six months of 2013 as compared to the same period in 2012. The primary driver of the decrease in SG&A expenses was a decrease in labor and bonus expenses of $671.1 thousand, of which $228.4 thousand related to a provision for termination and severance expenses in the six month period ended June 30, 2012 that did not occur in 2013. Also, several management level employees left the Company after the six month period ended June 30, 2012 and were not replaced. The average number of active employees per week decreased in the six month period ended June 30, 2013 to 156 employees as compared to 174 employees in the same period in 2012, thus decreasing labor expenses in 2013 as compared to 2012.
Additional decreases include the following:

•	A decrease in depreciation and amortization of $136.5 thousand;

•	A decrease in repair and maintenance expenses of $97.6 thousand;

•	A decrease in employer taxes and employment fees of $52.9 thousand;

•	A decrease in insurance expense of $50.9 thousand; and

•	A decrease in utilities and office expenses of $45.3 thousand.
These decreases were partially offset by an increase in management fees, directors' fees, and consulting fees of $383.4 thousand, of which $255.0 thousand related to fees paid to Blue Equity under the Management Agreement, and an increase in legal fees of $112.9 thousand, which related to the settlement of a lawsuit in the first quarter of 2013 and the preparation and review of the Management Agreement with Blue Equity in 2013.
Other expense decreased $0.6 million to $0.4 million in the six month period ended June 30, 2013 as compared to other expense of $1.0 million in the same period in 2012. The decrease was primarily due to other income of $0.6 million related to proceeds from a legal settlement in 2013.
The income tax benefit increased $0.2 million to a benefit of $0.8 million in the six month period ended June 30, 2013 compared to a benefit of $0.6 million in the same period in 2012 due to the increased loss reported in 2013 as compared to 2012. The effective tax rates in 2013 and 2012 were 37.2% and 32.4%, respectively, based on federal and state statutory rates. In the second quarter of 2012, we had an additional tax expense of approximately $77.0 thousand primarily due to a prior year correction for state and city returns that lowered the income tax benefit for that time period.
Three months ended June 30, 2013 compared to three months ended June 30, 2012
Total revenue decreased $9.8 million or 19.6% to $40.1 million in the second quarter of 2013 compared to $49.9 million in the same period in 2012. With respect to the Recycling segment, Recycling revenue decreased $10.0 million or 20.7% to $38.2 million in 2013 compared to $48.2 million in 2012. This was primarily due to a decreases in the volume of ferrous and nonferrous materials shipments of 3.2 thousand gross tons, or 8.1%, and 315.3 thousand pounds, or 3.8%, respectively, and a decrease in overall average price for all commodities shipped in the second quarter of 2013 by $120.34 per gross ton, or 15.3%, as compared to the same period in 2012. Although the volume of stainless steel materials shipments increased by 408.5 thousand pounds, or 2.3%, in the second quarter of 2013 as compared to the same period in 2012, nickel prices remained low, and average nickel prices on the London Metal Exchange decreased $0.99 per pound, or 12.7%, in this period as compared to average nickel prices for the same period of 2012. Nickel is a key commodity used in stainless steel blends. Substantially all of our stainless steel sales are to one customer. In response to an overall decrease in demand for stainless steel, this customer decreased our sales orders received beginning in the second quarter of 2011 and continuing throughout 2012 and the first quarter of 2013. The increase in volume of stainless steel materials shipments in the second quarter of 2013 as compared to the second quarter of 2012 could not offset the decrease in commodity prices between the same periods. We do not have any assurance this customer will continue to increase its sales orders in the future.

While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the three month period ended June 30, 2013, sales to repeat Recycling scrap buyers decreased by approximately $10.1 million, or 21.0%, compared to the same period in 2012. Within the amount sold to all Recycling scrap buyers, 6.7% of these sales were to new and competitively priced, intermittent scrap buyers in the second quarter of 2013. In the same period in 2012, 10.6% of sales to Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. Sales during this period in 2012 to non-recurring Recycling scrap buyers in 2013 totaled 13.5% of 2013 sales to all Recycling scrap buyers. Sales during this period in 2011 to non-recurring Recycling scrap buyers in 2012 totaled 16.0% of 2012 sales to all Recycling scrap buyers.
With respect to the Waste Services segment, Waste Services revenue increased $0.3 million or 18.8% to $1.9 million in the second quarter of 2013 compared to $1.6 million in the same period in 2012 primarily due to an increase in customers' Waste Services spending as customers' sales increased, including increased equipment and container rentals and dumpster and compactor usage charges. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services revenue between periods.
Total cost of goods sold decreased $9.7 million or 20.0% to $38.8 million in the second quarter of 2013 compared to $48.5 million for the same period in 2012. Recycling cost of goods sold decreased $10.1 million or 21.3% to $37.3 million in 2013 compared to $47.4 million for the same period in 2012. This decrease was primarily due to the decrease in the volume of ferrous and nonferrous materials shipments along with a decrease in the volume of stainless steel, ferrous and nonferrous materials purchases of 5.7 million pounds, or 27.3%, 10.4 thousand gross tons, or 21.5%, and 1.0 million pounds, or 11.3%, respectively. Overall average price per gross ton for all commodities purchased in the second quarter of 2013 also decreased $99.82, or 13.4%, as compared to the same period in 2012.

Additional decreases were as follows:

•	A decrease in repair and maintenance expense of $180.0 thousand;

•	A decrease in hauling, fuel and lubricant expense of $65.9 thousand;

•	A decrease in operating supplies and torching materials expense of $65.7 thousand; and

•	A decrease in direct labor costs of $62.7 thousand.

Capitalized processing costs decreased by $238.6 thousand, or 106.8%, for the three month period ended June 30, 2013 as compared to the same period in 2012.
Waste Services cost of goods sold increased $0.4 million or 36.4% to $1.5 million in the second quarter of 2013 compared to $1.1 million in same period in 2012. The increase was primarily due to the increase in customers' Waste Services spending, including increased equipment and container rentals and dumpster and compactor usage charges noted above.
SG&A expenses remained stable at $2.7 million in the second quarter of 2013 and 2012. As a percentage of revenue, SG&A expenses were 6.7% in 2013 compared to 5.4% in 2012.
SG&A expenses had the following increases:

•	An increase in consulting, management and directors' fees of $305.7 thousand; and

•	An increase in legal fees of $57.0 thousand.
These increases were partially offset by the following decreases:

•
A decrease in labor expense of $192.0 thousand primarily due to the termination of an executive level employee and the severance payment recorded relating to that employee in the first quarter of 2012;

•	A decrease in depreciation and amortization expense of $79.0 thousand;

•	A decrease in hauling, fuel, and lubricant expense of $39.6 thousand; and

•	A decrease in insurance expense of $22.1 thousand.

Other income and expense increased $0.1 million to other expense of $0.6 million in the second quarter of 2013 compared to other expense of $0.5 million in the same period in 2012. This increase was primarily due to an increase in interest expense of $0.1 million after the bank increased the interest rate on both the revolving credit facility and the term loan to equal the one-month LIBOR plus five hundred basis points in the second quarter of 2013.
The income tax benefit increased $0.1 million to a benefit of $0.7 million in the second quarter of 2013 compared to a $0.6 million tax in the same period in 2012 due to the increased loss reported in the second quarter of 2013 as compared to the same period in 2012. The effective tax rates in 2013 and 2012 were 36.1% and 32.5%, respectively, based on federal and state statutory rates. In the second quarter of 2012, we had an additional tax expense of approximately $77.0 thousand primarily due to a prior year correction for state and city returns that lowered the income tax benefit for that time period.
Financial condition at June 30, 2013 compared to December 31, 2012
Cash and cash equivalents decreased $0.4 million to $1.5 million as of June 30, 2013 compared to $1.9 million as of December 31, 2012.
Net cash from operating activities was $1.3 million for the six month period ended June 30, 2013. The increase in net cash from operating activities was primarily due to a decrease in accounts receivable of $2.0 million and an increase in accounts payable of $1.3 million (this amount is net of the decrease in the equipment accrual of $46.4 thousand), partially offset by an increase in inventories of $1.6 million and an increase in income tax receivable of $0.2 million. With respect to accounts receivable, the decrease was primarily due to the receipt of several large payments just prior to the end of the second quarter of 2013 as compared to the receipt of several large payments just after the end of the fourth quarter of 2012. Also, the overall average commodity prices for shipments in the second quarter of 2013 decreased by $25.61, or 3.7%, per gross ton as compared to the overall average commodity prices for shipments in the fourth quarter of 2012. With respect to inventories and accounts payable, the increases were primarily due to increased purchase volumes for all commodities in the second quarter of 2013 as compared to purchase volumes for all commodities in the fourth quarter of 2012, as further described below. In general, inventories, accounts receivable and payable balances are affected by the timing of shipments, purchases and payments made and received throughout the quarter.
Net cash from investing activities was $0.3 million for the six month period ended June 30, 2013. In the first six months of 2013, we used $116.8 thousand for road and building improvements. We purchased recycling and rental fleet equipment and vehicles of $318.3 thousand. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers, pre-crushers, and containers. It is our intention to continue to pursue this market. We paid deposits of $136.5 thousand on machinery and equipment. We received $114.0 thousand from sales of a truck, a trailer and a rental fleet container. We also received $0.8 million in proceeds from a lawsuit to cancel certain intangible assets.
Net cash used in financing activities was $2.1 million for the six month period ended June 30, 2013. In the period ended June 30, 2013, we made payments on debt obligations of $2.6 million, and we received proceeds of $0.5 million from the sale of redeemable securities to Blue Equity.
Accounts receivable trade decreased $2.0 million or 15.0% to $11.3 million as of June 30, 2013 compared to $13.3 million as of December 31, 2012 due to the timing of the receipt of customer payments and a decrease in overall average commodity prices for shipments noted above. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $1.6 million, or 9.7%, to $18.1 million as of June 30, 2013 compared to $16.5 million as of December 31, 2012. The volume of stainless steel materials purchases increased by 2.9 million pounds, or 23.4% in the second quarter of 2013 as compared to the fourth quarter of 2012. Purchases of ferrous and nonferrous materials also increased in the second quarter of 2013 by 6.5 gross tons, or 21.8%, and 747.4 thousand pounds, or 10.0%, respectively, as compared to the fourth quarter of 2012.
Inventory aging for the period ended June 30, 2013 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$7,515	$2,410	$1,857	$4,781	$16,563
Replacement parts	1,499	—	—	—	1,499
Waste equipment machinery	—	7	—	43	50
Other	32	—	—	—	32
Total	$9,046	$2,417	$1,857	$4,824	$18,144

Inventory aging for the period ended December 31, 2012 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$8,070	$1,417	$470	$4,937	$14,894
Replacement parts	1,542	—	—	—	1,542
Waste equipment machinery	—	6	—	51	57
Other	36	—	—	—	36
Total	$9,648	$1,423	$470	$4,988	$16,529

Inventory in the “Over 90 days” category as of June 30, 2013 and December 31, 2012 includes several materials that were bought in bulk that had intrinsic values for stainless steel blends. We purchased a majority of the bulk materials in the second quarter of 2011 in anticipation of continued high demand for stainless steel shipments as well as other specialty metal shipments. These materials are low value items that can only be used in limited quantities. With continued low demand for stainless steel blends, restrictions on blend content and high monetary penalties on certain metals, we will continue to work them out of the system as demand allows. Inventory controls have been put into place to assure proper turnover ratios. This balance also includes $0.3 million in older automobile inventory held at the PPS yard for continued harvesting of parts by retail customers and $0.2 million in an item we are accumulating with the intent to process and sell it.
Accounts payable trade increased $1.3 million or 20.3% to $7.7 million as of June 30, 2013 compared to $6.4 million as of December 31, 2012, primarily due to increased purchases in the second quarter of 2013 as compared to the fourth quarter of 2012, noted above, and the termination of a joint venture in the second quarter of 2013. As of December 31, 2012, liabilities of $0.5 million relating to the joint venture were netted with its receivables; however, once the joint venture was terminated in May 2013, the Company no longer had receivables to net against payables to certain vendors previously used for the joint venture. Accounts payable trade is also affected by the timing of purchases from and payments made to our vendors. The equipment accrual decreased $46.4 thousand during this period.
Working capital decreased $23.5 million to $1.6 million as of June 30, 2013 compared to $25.1 million as of December 31, 2012. The decrease was driven by the $20.8 million increase in current maturities of long term debt, the $2.0 million decrease in accounts receivable, the $1.3 million increase in accounts payable, the $0.5 million increase in redeemable securities, and the $0.4 million decrease in cash. These decreases were partially offset by the $1.6 million increase in inventory.
Contractual Obligations
The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2013.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$22,500	$22,500	$—	$—	$—
Operating lease obligations (1)	3,439	888	1,582	969	—
Redeemable securities to Blue Equity, LLC	$500	$500	$—	$—	$—
Total	$26,439	$23,888	$1,582	$969	$—

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
Long-term debt, including the current portions thereof, decreased $2.6 million to $22.5 million as of June 30, 2013 compared to $25.1 million as of December 31, 2012 due to payments made on debt during the six month period ended June 30, 2013.

Impact of Recently Issued Accounting Standards

As of June 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted principles to be reclassified in its entirety in the same reporting period to net income. For reclassifications involving other amounts, cross references would be required to other disclosures provided under generally accepted accounting principles on such items. This update is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. Since this update addresses only financial reporting disclosures, the Company does not expect it to have a direct impact on the Company’s financial statements. No reclassification events occurred in the quarter or six month period ended June 30, 2013.

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, an amendment to FASB ASC Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company will comply with the presentation requirements of this ASU for the quarter ending March 31, 2014. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows as we do not currently have any uncertain tax positions which would require an unrecognized tax benefit liability to be recorded.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, an amendment to FASB ASC Topic 815, Derivatives and Hedging. The update permits the use of the Fed Funds Effective Swap Rate to be used as a US benchmark interest rate for hedge accounting purposes under FASB ASC Topic 815, in addition to the interest rates on direct Treasury obligations of the US government ("UST") and the London Interbank Offered Rate ("LIBOR"). The update also removes the restriction on using different benchmark rates for similar hedges. This ASU is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows.

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
We originally entered into three interest rate swap agreements with BB&T swapping variable rates based on LIBOR for fixed rates in a previous year. The first swap agreement covers $3.9 million in debt, commenced April 7, 2009, and matures on April 7, 2014. The second swap agreement commenced October 15, 2008, and no longer covers any debt balance as it matured on May 7, 2013. The third swap agreement covers approximately $372.7 thousand in debt, commenced October 22, 2008, and matures on October 22, 2013. The remaining two swap agreements fix our interest rate at approximately 5.9%. At June 30, 2013, we recorded the estimated fair value of the liability related to the two swaps as approximately $131.4 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional and forecasted amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of June 30, 2013, the balance in this account was $190.7 thousand.
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
ITEM 4: CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2013, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.
(b) Changes to internal control over financial reporting
There were no changes in ISA’s internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
We have litigation from time to time, including employment-related claims, none of which we currently believe to be material.
Item 1A. Risk Factors.

Except as set forth below, we have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2012, as filed with the Securities and Exchange Commission on April 1, 2013.

As of June 30, 2013, we are not in compliance with all loan covenants in our senior debt credit agreement and our senior lender has the right to accelerate our obligations at any time, which raises substantial doubt about our ability to continue as a going concern.

As described in Note 5 - “Long Term Debt and Notes Payable to Bank,” we are not in compliance with the Fixed Charge Coverage Ratio debt covenant of our senior indebtedness as measured at June 30, 2013. Because of this noncompliance, our senior lender has the right to accelerate all of our secured debt at any time such that it would become immediately due and payable. In prior reporting periods, when we have not been in compliance with certain loan covenants, our lender has provided a waiver of non-compliance with applicable loan covenants. For the June 30, 2013 measurement period, our lender has not provided a waiver of non-compliance. We are currently seeking a number of financing alternatives and are in discussions with our senior lender and other banks regarding the restructuring of our debt. We may not be able to reach such resolution, obtain sufficient financing or enter into other transactions to satisfy our senior loan obligations in a timely manner, or at all. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of the senior indebtedness, and even if we are able to obtain additional financing, we may not be able to obtain an amount sufficient to repay the senior indebtedness in full. Our recurring losses from operations and current obligations raise substantial doubt about our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None not previously disclosed.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.
See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	August 19, 2013	/s/ Orson Oliver
Orson Oliver
Interim Chief Executive Officer and Interim President
(Principal Executive Officer)

Date:	August 19, 2013	/s/ Alan Schroering
Alan Schroering
VP of Finance and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1**	Articles of Amendment to the Articles of Incorporation of ISA, dated July 16, 2013, is incorporated by reference herein to Exhibit 3.1 of the Company's Report on Form 8-K, as filed on July 18, 2013.
10.1**
Management Services Agreement dated as of April 1, 2013, between the Company and Blue Equity, LLC, including the Stock Option Agreement attached thereto as Attachment A is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on April 5, 2013.

10.2**
Termination and Consulting Agreement dated as of June 17, 2013, between the Company and Brian Donaghy is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on June 17, 2013.

10.3**
Sixth Amendment to Credit Agreement dated as of April 1, 2013, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.53 of the Company's Report on Form 10-K, as filed on April 1, 2013.

10.4**
Renewed Revolving Loan Note dated as of April 1, 2013, by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.54 of the Company's Report on Form 10-K, as filed on April 1, 2013.

10.5**
Renewed Term Loan Note dated as of April 1, 2013, by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.55 of the Company's Report on Form 10-K, as filed on April 1, 2013.

31.1	Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended June 30, 2013.
31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended June 30, 2013.
32.1	Section 1350 Certification of Orson Oliver and Alan Schroering for the Form 10-Q for the quarter ended June 30, 2013.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
**Previously filed.