Form 10-Q
period 2013-09-30
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2014-01-10
CIK 4187

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of January 9, 2014: 7,069,267.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$1,457	$1,926
Income tax receivable	1,790	1,437
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2013 and 2012)	11,621	13,344
Inventories	14,933	16,529
Deferred income taxes	350	276
Prepaid expenses	148	330
Employee loans	4	5
Total current assets	30,303	33,847
Net property and equipment	22,388	24,210
Other assets
Intangible assets, net	3,604	4,275
Deferred income taxes	1,535	870
Deposits	184	121
Total other assets	5,323	5,266
Total assets	$58,014	$63,323

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$22,302	$1,687
Accounts payable	6,279	6,408
Interest rate swap liability	89	250
Redeemable securities	500	—
Deposit from related party	500	—
Other current liabilities	508	374
Total current liabilities	30,178	8,719
Long-term liabilities
Long-term debt	—	23,369
Total long-term liabilities	—	23,369
Shareholders’ equity
Common stock, $0.0033 par value: 20,000,000 and 10,000,000 shares authorized in 2013 and 2012, respectively; 7,192,479 shares issued in 2013 and 2012; 7,069,267 and 6,944,267 shares outstanding in 2013 and 2012, respectively	24	24
Additional paid-in capital	18,149	18,281
Retained earnings	9,893	13,437
Accumulated other comprehensive loss	(53)	(150)
Treasury stock at cost, 123,212 and 248,212 shares in 2013 and 2012, respectively	(177)	(357)
Total shareholders’ equity	27,836	31,235
Total liabilities and shareholders’ equity	$58,014	$63,323

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenue from services	$1,396	$1,379	$3,708	$3,686
Revenue from product sales	31,915	44,350	104,484	153,573
Total revenue	33,311	45,729	108,192	157,259
Cost of goods sold for services	1,314	1,196	3,498	3,333
Cost of goods sold for product sales	30,745	42,558	100,054	147,088
Inventory adjustment for lower of cost or market	1,900	—	1,900	—
Total cost of goods sold	33,959	43,754	105,452	150,421
Provision for employee terminations and severances	—	—	—	228
Other selling, general and administrative expenses	2,318	2,528	7,464	7,971
Total selling, general and administrative expenses	2,318	2,528	7,464	8,199
Loss before other income (expense)	(2,966)	(553)	(4,724)	(1,361)
Other income (expense)
Interest expense	(568)	(550)	(1,636)	(1,603)
Interest income	—	3	2	8
(Loss) gain on sale of assets	(3)	—	35	35
Gain on lawsuit settlement	—	—	625	—
Other income, net	—	—	9	—
Total other expense	(571)	(547)	(965)	(1,560)
Loss before income taxes	(3,537)	(1,100)	(5,689)	(2,921)
Income tax benefit	(1,346)	(214)	(2,145)	(804)
Net loss	$(2,191)	$(886)	$(3,544)	$(2,117)
Basic loss per share	$(0.31)	$(0.13)	$(0.50)	$(0.30)
Diluted loss per share	$(0.31)	$(0.13)	$(0.50)	$(0.30)
Weighted shares outstanding:
Basic	7,069	6,944	7,028	6,943
Diluted	7,069	6,944	7,028	6,943

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)		(in thousands)
Net loss	$(2,191)	$(886)	$(3,544)	$(2,117)

Other comprehensive income:
Unrealized income on derivative instruments, net of tax	26	41	97	102

Comprehensive loss	$(2,165)	$(845)	$(3,447)	$(2,015)

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2013
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Cost
	(in thousands, except share information)
Balance as of December 31, 2012	7,192,479	$24	$18,281	$13,437	$(150)	(248,212)	$(357)	$31,235
Unrealized income on derivative instruments, net of tax	—	—	—	—	97	—	—	97
Stock options	—	—	48	—	—	—	—	48
Redeemable securities issued to Blue Equity, LLC	—	—	(180)	—	—	125,000	180	—
Net loss	—	—	—	(3,544)	—	—	—	(3,544)
Balance as of September 30, 2013	7,192,479	$24	$18,149	$9,893	$(53)	(123,212)	$(177)	$27,836

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012
	(in thousands)
Cash flows from operating activities
Net loss	$(3,544)	$(2,117)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,041	3,330
Inventory write-down	1,900	—
Stock expense - bonuses and options	48	120
Deferred income taxes	(803)	(1,261)
Gain on sale of property and equipment	(35)	(35)
Gain on lawsuit settlement	(625)	—
Change in assets and liability
Receivables	1,723	7,284
Net investment in sales-type leases	—	40
Inventories	(304)	(1,112)
Income tax receivable	(353)	2,879
Other assets	78	(192)
Accounts payable	(40)	(2,881)
Other current liabilities	134	79
Net cash from operating activities	1,220	6,134
Cash flows from investing activities
Proceeds from sale of property and equipment	117	36
Proceeds from lawsuit to cancel intangible asset	770	—
Purchases of property and equipment	(822)	(1,589)
Deposit from related party	500	—
Payments from related party	—	34
Net cash from (used in) investing activities	565	(1,519)
Cash flows from financing activities
Proceeds from sale of redeemable securities	500	—
Payments on long-term debt	(2,754)	(5,347)
Net cash used in financing activities	(2,254)	(5,347)
Net decrease in cash	(469)	(732)
Cash at beginning of year	1,926	2,267
Cash at end of period	$1,457	$1,535
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,237	$1,398
Tax refunds received	1,007	2,729
Cash paid for taxes	10	308
Supplemental disclosure of noncash investing and financing activities:
(Decrease) increase in equipment accrual	$(89)	$31

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP for non-governmental entities. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2013 and the results of our operations and changes in our cash flows for the periods ended September 30, 2013 and 2012. Results of operations for the period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2012 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2012, on file with the Securities and Exchange Commission.
Liquidity and Going Concern
As discussed in Note 7 - "Long Term Debt and Notes Payable to Bank," the majority of the Company's debt is with Fifth Third Bank (the “Bank”) and virtually all of the debt with the Bank is scheduled to mature in April 2014, which requires current classification in the accompanying condensed consolidated balance sheet at September 30, 2013. Further, the Company is not in compliance with all of the debt covenants of this indebtedness as measured at September 30, 2013. This condition allows the Bank, if it chooses, to call the debt due immediately. In prior reporting periods, where relevant, the Company has obtained from the Bank a waiver of non-compliance with applicable loan covenants. For the June 30 and September 30, 2013 measurement periods, a waiver of non-compliance was not obtained as the Company has been in the active process of restructuring its debt.  This debt restructuring process has included the Bank as well as other banks.  Management expects any restructuring extending the maturity of the Company's revolving line of credit beyond 2014 and, if with the current lender, would include a waiver of past non-compliance with loan covenants.

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
Estimates
In preparing the consolidated financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates associated with annual intangible impairment tests, estimates of deferred income tax assets and liabilities, estimates of inventory balances, and estimates of stock option values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of inventory and machinery and equipment, and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

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
In accordance with applicable accounting standards, we categorize our financial assets and liabilities into the following fair value hierarchy:
Level 1 – Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of level 1 financial instruments include active exchange-traded securities.
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
We use the fair value methodology outlined in the related accounting standard to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at September 30, 2013 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$1,457	$—	$1,457
Liabilities:
Long-term debt	$—	$(22,302)	$(22,302)
Derivative contract - interest rate swap	—	(89)	(89)
We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the three and nine month periods ended September 30, 2013 or 2012.

Factoring fees and certain banking expenses
We have included factoring fees and certain banking expenses relating to our loans and loan restructuring within interest expense. The factoring fees totaled $106.0 thousand and $183.5 thousand for the periods ended September 30, 2013 and 2012, respectively. The loan fee amortization expense relating to our loans and loan restructuring totaled $365.8 thousand and $178.7 thousand for the periods ended September 30, 2013 and 2012, respectively.
Subsequent Events
We have evaluated the period from September 30, 2013 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we identified the following events:
Credit facilities with The Bank of Kentucky, Inc.:
On October 15, 2013, WESSCO, LLC ("WESSCO"), a wholly-owned subsidiary of the Company, signed two promissory notes (collectively, the "KY Bank Notes") in favor of The Bank of Kentucky, Inc. ("KY Bank"), one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay Fifth Third Bank (the "Bank") $3.0 million against the Company’s loan from that bank (the “Fifth Third Loan”). WESSCO expects to use the Line of Credit Note to purchase additional equipment.  The Company is a guarantor of the KY Bank Notes.  The Company also signed a $3.0 million demand promissory note in favor of WESSCO in exchange for the proceeds of the Term Note. See Note 7 - "Long Term Debt and Notes Payable to Bank" for additional details relating to these notes.

Purchase of Company shares by Harry Kletter from Blue Equity, LLC and passing of Mr. Kletter:
On November 1, 2013, Harry Kletter, the founder and largest shareholder of the Company, purchased 125.0 thousand shares of the Company’s Common Stock from an affiliate of Blue Equity, LLC ("Blue Equity") in lieu of the Company’s redemption of the shares, as contemplated in the Management Services Agreement by and between the Company and Blue Equity entered into on April 1, 2013 (the "Management Agreement"). The purchase price was equal to $4.00 per share, or $500.0 thousand in the aggregate. See Note 2 - "Management Services Agreement with Blue Equity, LLC" for additional details relating to the Management Agreement and Mr. Kletter's purchase of Company shares.
`
On January 6, 2014, the Company announced Mr. Kletter's passing. Mr. Kletter was 86 years old.

Retirement of and Consulting Agreement with James K. Wiseman:
On October 29, 2013, James K. Wiseman notified the Company of his intent to retire as the Company’s Vice President and General Manager of Recycling and resign from all other positions he holds with the Company and its subsidiaries. Orson Oliver, Interim Chief Executive Officer, became responsible for the day-to-day operations of the Company. Because of Mr. Wiseman’s experience with the Company and in the scrap metal industry, on November 1, 2013, the Company and Mr. Wiseman entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which Mr. Wiseman will provide consulting services to the Company with respect to that industry. See Note 4 - "Related Party Transactions" for additional details relating to this agreement.

Management Services Agreement with Algar, Inc. and appointment of Sean Garber as President:
On December 2, 2013, the Company and Algar, Inc. (“Algar”) entered into a Management Services Agreement (the “Algar Management Agreement”).  Under the Algar Management Agreement, Algar will provide the Company with day-to-day senior executive level services. Algar will also provide business, financial, and organizational strategy and consulting services, as the Company’s board of directors may reasonably request from time to time.

On December 2, 2013, in connection with the Algar Management Agreement, the Company’s board of directors appointed Sean Garber as President. Mr. Garber replaces Orson Oliver who had been serving as interim President. Mr. Oliver will continue to serve as the Company’s Chairman and interim Chief Executive Officer.

See Note 3 - "Management Services Agreement with Algar, Inc." for additional details relating to the Algar Management Agreement and Mr. Garber's appointment as President.

Management decision to discontinue blending stainless steel:
Due to the continued decline in market-dependent variables, including prices of stainless steel materials, management determined the Company would discontinue production of stainless steel blends, a subset of the stainless steel market, in the fourth quarter of 2013. With this change in strategy, the Company will record an impairment loss for the remaining value of the intangible assets related to the stainless steel blend business in that quarter of $3,489 thousand. See Note 6 - "Intangible Assets" for additional details relating to the discontinuation of blending stainless materials and the write off of the intangible assets.

Impact of Recently Issued Accounting Standards

As of September 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety in the same reporting period to net income. For reclassifications involving other amounts, cross references would be required to other disclosures provided under generally accepted accounting principles on such items. This update is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. No reclassification events occurred in the quarter or nine month period ended September 30, 2013. The effect on the Company would be immaterial due to insignificant amounts involved.

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, an amendment to FASB ASC Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company will comply with the presentation requirements of this ASU for the quarter ending March 31, 2014. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows as we do not currently have any uncertain tax positions that were unrecognized.

NOTE 2 - MANAGEMENT SERVICES AGREEMENT WITH BLUE EQUITY, LLC

On April 1, 2013, the Company and Blue Equity, LLC ("Blue Equity") entered into the Management Services Agreement (the "Management Agreement") under which Blue Equity was to provide the Company with day-to-day senior executive level supervisory services. Blue Equity was also to provide business, financial, and organizational strategy and consulting services, as the Company's Board of Directors reasonably requested from time to time. At the time the parties entered into the Management Agreement, the Company (i) issued 125.0 thousand shares of its Common Stock to Blue Equity at a per share purchase price of $4.00, and (ii) granted options to purchase 1.5 million shares of its Common Stock to Blue Equity at an exercise price per share of $5.00, subject to shareholder approval. The Management Agreement provided for a 12-month term beginning April 1, 2013, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement, including the shareholders' failure to approve the issuance of the stock options.

At the annual meeting of shareholders on July 16, 2013, the Company's shareholders voted against approval of the options to purchase 1.5 million shares. In accordance with the Management Agreement, the options terminated on that same date. On July 22, 2013, following the failure of the Company's shareholders to approve the option grant, Blue Equity delivered a letter to the Company stating that it was terminating the Management Agreement, effective July 31, 2013. Blue Equity also demanded payment of a monthly management fee of $85.0 thousand along with reimbursement of out-of-pocket expenses through July 31, 2013. In its letter of July 22, 2013, Blue Equity also stated it was exercising its put right “effective immediately following” midnight on July 31, 2013, which would cause the Company to redeem the 125.0 thousand shares of Common Stock for $4.00 per share, the price at which Blue Equity purchased those shares.

On November 1, 2013, Harry Kletter, the Company's largest shareholder, purchased the 125.0 thousand shares of the Company’s Common Stock from an affiliate of Blue Equity in lieu of the Company’s redemption of the shares. The purchase price was equal to $4.00 per share, or $500.0 thousand in the aggregate. As part of the transaction, Blue Equity released the Company from any further obligations in connection with the put right. The closing price per share of the Company’s Common Stock on the NASDAQ Capital Market on October 31, 2013, was $2.31. For the period ended September 30, 2013, the Company recorded a current liability entitled "Redeemable Securities" of $500.0 thousand for these shares. During the fourth quarter of 2013, the Company will remove the current liability entitled "Redeemable Securities" and record an increase to additional paid-in-capital of $500.0 thousand.

NOTE 3 - MANAGEMENT SERVICES AGREEMENT WITH ALGAR, INC.

On December 2, 2013, the Company and Algar, Inc. (“Algar”) entered into a Management Services Agreement (the “Algar Management Agreement”).  Under the Algar Management Agreement, Algar will provide the Company with day-to-day senior executive level services. Algar will also provide business, financial, and organizational strategy and consulting services, as the Company’s board of directors may reasonably request from time to time.

The Algar Management Agreement gives Algar the right to appoint the Company’s President and one additional executive officer of the Company. The Company is required to reimburse Algar on a monthly basis for its pre-approved expenses, as defined in the Algar Management Agreement, including expenses associated with the salaries of its executive appointees and employees. The Algar Management Agreement also provides that the Company’s board of directors will increase to up to seven members, giving Algar the right, subject to certain limitations, to cause the appointment of up to three members, one of whom will serve as Vice Chairman. Under the Algar Management Agreement, Algar will be paid a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s pre-tax income during the term, excluding any one-time, extraordinary or non-recurring income or expense items. The term of the Algar Management Agreement is effective December 1, 2013 and extends through December 31, 2016, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement.

Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 between the Company and Algar (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1.5 million shares of Company common stock at an exercise price per share of $5.00. The first 375.0 thousand options vested and became exercisable on December 31, 2013. The second 375.0 thousand options vest and become exercisable only if and after the market price of our Common Stock reaches $6.00 per share or Company revenue following an acquisition increases by $30.0 million. The third 375.0 thousand options vest and become exercisable only if and after the market price of our Common Stock reaches $8.00 per share or Company revenue following an acquisition increases by $90.0 million. The fourth 375.0 thousand options vest and become exercisable only if and after the market price of our Common Stock reaches $9.00 per share or Company revenue following an acquisition increases by $120.0 million.

Subject to the terms and conditions set forth in the Stock Option Agreement, including ratification of the issuance of the options by the Company’s shareholders at a special meeting, the options shall become exercisable on December 1, 2013; provided, however, the options shall become immediately exercisable for all 1.5 million option shares upon the first to occur of any of the following: (i) the termination of Algar's services under the Algar Management Agreement by the Company without cause; (ii) the termination of Algar's services under the Algar Management Agreement by Algar for good reason; or (iii) upon the occurrence of a change in control (with such vesting and expiration timed to give Algar the right to exercise the options immediately before the expiration triggered by the change in control). All rights of Algar will terminate with respect to the options and Algar will have no further rights under the Stock Option Agreement if (A) the Company's shareholders fail to ratify the issuance of the options to Algar at the Company's special meeting, (B) Algar's Services under the Algar Management Agreement are terminated by the Company for cause, by Algar without Good Reason, or the Algar Management Agreement is terminated automatically pursuant to Section 8(f) thereof.

The options shall expire and be of no further force or effect on the earlier of (i) the closing of a change of control transaction, (ii) immediately upon termination of Algar's services under the Management Services Agreement by the Company for cause or by Algar without good reason, (iii) immediately if the issuance of the options is not ratified by the Company's shareholders at a special meeting, (iv) upon the expiration of the term of the Algar Management Agreement, or (v) three years after the date of the Stock Option Agreement.

Sean Garber, Algar’s Chairman and Chief Executive Officer, formerly served as the Company’s President from 1997 to 2000. Mr. Garber is also Algar’s largest shareholder. Algar is located in Louisville, Kentucky and specializes in the procurement and sale of new and used auto parts as well as automotive and metal recycling.

In connection with the Algar Management Agreement, Mr. Garber and Orson Oliver, the Company’s interim Chief Executive Officer and Chairman of the board of directors, have received an Irrevocable Proxy from each of Harry Kletter, K & R, LLC and the Harry Kletter Family Limited Partnership (collectively, “Kletter”), which provides Mr. Oliver and Mr. Garber joint voting authority over the shares owned by Kletter, approximately 25.7% of the Company’s issued and outstanding common stock. Messrs. Oliver and Garber have entered into a separate agreement in which, among other things, they agree to vote their proxies in favor of matters approved by the Company’s board of directors.

Under the Algar Management Agreement, the Company and Algar have agreed to use their best efforts to effect a business combination between them as soon as is reasonably practicable.

On December 2, 2013, in connection with the Algar Management Agreement, the Company’s board of directors appointed Sean Garber as President. Mr. Garber replaces Mr. Oliver who had been serving as interim President. Mr. Oliver will continue to serve as the Company’s Chairman and interim Chief Executive Officer.

Under the Algar Management Agreement, the Company will reimburse Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Algar Management Agreement in an amount not to exceed $20.8 thousand per month, or $250.0 thousand per year. The Company expects Algar to appoint Mr. Garber to the Company’s board of directors during the first quarter of 2014; Mr. Garber is expected to be appointed Vice Chairman at that time.

Mr. Garber, age 47, has served as Algar’s Chief Executive Officer since 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

In addition to the operating leases and consulting services noted below, the following related party transactions occurred during or subsequent to the third quarter of 2013:

Deposit on Seymour Property

On September 13, 2013, K & R, LLC (“K & R”) made a $500.0 thousand refundable, non-interest bearing deposit with the Company related to K & R's potential purchase of a piece of the Company's real property located at 1565 East 4th Street in Seymour, Indiana. The parties continue to negotiate the terms of the potential transaction. The Company was permitted and has used the deposited funds for general corporate purposes. If the parties are unable to agree to the terms of a transaction, the Company is obligated to refund the deposit to K & R. For the period ended September 30, 2013, this deposit is recorded as a current liability entitled "Deposit from related party" for $500.0 thousand.

K & R is wholly-owned by Kletter Holding, LLC which as of September 30, 2013 was wholly-owned by Harry Kletter, our former Chairman and Chief Executive Officer. As of September 30, 2013, Mr. Kletter beneficially owned approximately 1.8 million shares, or 25.9%, of the Company's issued and outstanding common stock.

The Company also leases certain real property and equipment from K & R as discussed in Note 9 - "Lease Commitments," and receives certain consulting services from K & R.
Retirement of and Consulting Agreement with James K. Wiseman
On October 29, 2013, James K. Wiseman notified the Company of his intent to retire as the Company’s Vice President and General Manager of Recycling and resign from all other positions he holds with the Company and its subsidiaries.

Because of Mr. Wiseman’s experience with the Company and in the scrap metal industry, on November 1, 2013, the Company and Mr. Wiseman entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which Mr. Wiseman provides consulting services to the Company with respect to that industry with a monthly consulting fee of $10.0 thousand.

The Consulting Agreement may not be terminated by either party until after October 31, 2014 after which time either party may terminate the Consulting Agreement by giving 30 days prior written notice of termination to the other party. During the consulting period, the Company will pay premiums for Mr. Wiseman’s COBRA coverage to the extent of the amount of coverage premiums paid by the Company immediately before Mr. Wiseman’s termination of employment.

In connection with the Consulting Agreement, Mr. Wiseman granted the Company a release of its obligations to pay any salary and welfare plan benefits under his Executive Employment Agreement. The Company granted Mr. Wiseman a release of his non-competition obligations under that agreement, but the Consulting Agreement provides that Mr. Wiseman may not solicit Company employees to leave the Company during the consulting period and for two years thereafter.

NOTE 5 – INVENTORIES
Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, scrap metals, and are valued at the lower of average purchased cost or market based on the specific scrap commodity. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment and related adjustments when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. We record the loss in cost of goods sold in the period during which we identified the loss.

We make certain assumptions regarding demand and net realizable value in order to assess that inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded net realizable value of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of goods sold) to the lower of cost or market.
In the third quarter of 2013, a continuing reduction in market demand and prices for stainless steel occurred, which led to a reduction in stainless steel sales volumes and average stainless steel selling prices, resulting in ISA recording a net realizable value (“NRV”) inventory write-down of $1.9 million at September 30, 2013. We believe that given the current drop in market prices for nickel, a key commodity used in stainless steel blends, which is a subset of the stainless steel market, future stainless steel selling prices will continue to remain below prices that prevailed in prior periods. Due to the high level of uncertainty regarding the economic environment and stainless steel market, management does not expect the sales volumes of these blends to increase going forward; thus, in the fourth quarter of 2013, management determined to discontinue the production of stainless steel blends. See Note 6 - "Intangible Assets" for additional information regarding this decision. As a result of reduced market prices and management's determination to discontinue the production of stainless steel blends, a lower of cost or market assessment was performed for our nickel content inventories. The assessment embodied the assumption of immediate sale of these blends in their current state.
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
Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers, which are valued based on cost. Replacement parts for internal equipment is included in inventory and depreciated over a one-year life. These parts are generally used by us within this one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. Other inventory includes fuel and baling wire.
Inventories as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013				December 31, 2012
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$10,940	$1,197	$1,162	$13,299	$12,519	$1,412	$963	$14,894
Waste equipment machinery	—	60	—	60	—	57	—	57
Other	—	40	—	40	—	36	—	36
Total inventories for sale	10,940	1,297	1,162	13,399	12,519	1,505	963	14,987
Replacement parts	1,534	—	—	1,534	1,542	—	—	1,542
Total inventories	$12,474	$1,297	$1,162	$14,933	$14,061	$1,505	$963	$16,529

NOTE 6 – INTANGIBLE ASSETS
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

We have the following intangible assets as of September 30, 2013:

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets	(in thousands)
Venture Metals, LLC trade name	$730	$(474)	$256
Non-compete agreements	310	(202)	108
Venture Metals, LLC customer list	4,800	(1,560)	3,240
Total intangible assets	$5,840	$(2,236)	$3,604
We amortize the trade name and non-compete agreements using a method that reflects the pattern in which the economic benefits are consumed or otherwise used over a 5-year life as stated in the agreements. We amortize the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $526.3 thousand and $562.5 thousand for the nine month periods ended September 30, 2013 and 2012, respectively. Pursuant to a legal settlement, we canceled $144.7 thousand of our non-compete agreements balance effective February 28, 2013. A gain of $625.3 thousand was recorded as a result of this settlement.
Due to the continued decline in market-dependent variables, including prices of stainless steel materials, management determined the Company should discontinue production of stainless steel blends in the fourth quarter of 2013. With this change in strategy, the Company will record an impairment loss of approximately $3.5 million for the remaining value of the intangible assets related to the stainless steel blend business in that quarter. These assets are included in the Recycling segment.
As of September 30, 2013, we expect amortization expense and impairment loss for these assets for the remainder of the year and thereafter to be as follows:

	Balance -
Year	Beginning of Year	Cancellation of Intangible Asset	Amortization	Impairment Loss	Balance - End of Year
	(in thousands)
2013	$4,275	$(145)	$(641)	$(3,489)	$—
Thereafter	—	—	—	—	—

NOTE 7 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

The majority of the Company's debt is with Fifth Third Bank (the “Bank”) and virtually all of the debt with the Bank is scheduled to mature in April 2014, which requires current classification in the accompanying condensed consolidated balance sheet at September 30, 2013. Further, the Company is not in compliance with all of the debt covenants of this indebtedness as measured at September 30, 2013. This condition allows the Bank, if it chooses, to call the debt due immediately. In prior reporting periods, where relevant, the Company has obtained from the Bank a waiver of non-compliance with applicable loan covenants. For the June 30 and September 30, 2013 measurement periods, a waiver of non-compliance was not obtained as the Company has been in the active process of restructuring its debt.  This debt restructuring process has included the Company's existing bank as well as other banks.  Management expects any restructuring with the Bank would include extending the maturity of the Company's revolving line of credit beyond 2014 and embody a waiver of any past non-compliance with loan covenants.

On October 15, 2013, WESSCO, LLC ("WESSCO"), a wholly-owned subsidiary of the Company, signed two promissory notes (collectively, the "KY Bank Notes") in favor of The Bank of Kentucky, Inc. ("KY Bank"), one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay the Bank $3.0 million against the Company’s loan from that bank (the “Fifth Third Loan”). WESSCO expects to use the Line of Credit Note to purchase additional equipment.  The Company is a guarantor of the KY Bank Notes.  The Company also signed a $3.0 million demand promissory note (the “Company Note”) in favor of WESSCO in exchange for the proceeds of the Term Note.

In connection with these transactions, WESSCO executed a Reaffirmation of Guaranty and Surety (the “Fifth Third Security Document”), through which it guarantees the Fifth Third Loan and grants Fifth Third Bank a security interest in its assets.

As security for the KY Bank Notes, WESSCO provided KY Bank a first priority security interest in all of its assets, including the Company Note, pursuant to a Security Agreement (the “Security Agreement”). The KY Bank Notes impose a Fixed Charge Coverage Ratio Covenant on WESSCO under which: (i) the sum of (a) WESSCO’s earnings before interest, taxes, depreciation, rent, and interest expense, less distributions and (b) unfunded capital expenditures, divided by (ii) the sum of (x) the current portion of long term debt due for the period, (y) interest expense and (z) rent expense is required to be at least 1.15 to 1 at all times.  KY Bank will test this ratio annually. The Security Agreement also contains other customary covenants.

The interest rate on the KY Bank Notes and the Company Note is equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which have a final maturity date of October 14, 2019.  In the event of a default, the interest rate under the KY Bank Notes (but not the Company Note) will increase by five percent (5.00%).  Events of default under the KY Bank Notes include (a) the failure to pay (i) any installment of principal or interest payable pursuant to the Term Note or the Line of Credit Note on the date when due, or (ii) any other amount payable to KY Bank under the KY Bank Notes, the Security Agreement or any of the other Loan Documents within five (5) days after the date when any such payment is due in accordance with the terms thereof; (b) the occurrence of any default under the Fifth Third Security Document; (c) the occurrence of any default under any of the documents evidencing or securing any other loan made to WESSCO or the Company (except that if there is an event of default under the documents evidencing the Fifth Third Loan, it will not constitute an event of default under the KY Bank Notes if Fifth Third Bank and the Company enter into a forbearance agreement within sixty (60) days of that event of default); and (d) the occurrence of any other “Event of Default” under the Security Agreement or any of the other Loan Documents. The only event of default under the Company Note is the failure of the Company to pay all funds due to WESSCO on demand.

The principal under the Term Note is payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. Interest will be calculated as noted above and paid each month. The first payment commenced November 1, 2013, and the final unpaid principal amount of $60.0 thousand, together with  all accrued and unpaid interest, charges, fees, or other advances, if any, is to be paid on November 1, 2018.  With respect to the Line of Credit Note, WESSCO may request advances up to $1.0 million for twelve (12) months after the effective date of the Line of Credit Note (the "Draw Period").  Advances are limited to eighty percent (80%) of the purchase price for equipment.  Advances made to WESSCO that have been repaid may be re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the Line of Credit Note must be made monthly. The total of all advances, less any repayments, through the end of the Draw Period, will equal the principal balance of the Line of Credit Note, and no further advances may be made after the Draw Period.  At the conclusion of the Draw Period, the principal and interest is payable in sixty (60) monthly installments commencing on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, must be paid by October 14, 2019.

WESSCO cannot make demand for payment of the Company Note before December 31, 2016. In connection with these transactions, WESSCO paid loan fees totaling $20.0 thousand and other customary fees.

On April 1, 2013, Industrial Services of America, Inc. and its subsidiary, ISA Indiana, Inc. (the "Companies"), entered into a Sixth Amendment to Credit Agreement (the "Sixth Amendment") with the Bank which amended the July 30, 2010 Credit Agreement (the "Credit Agreement"), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the "First Amendment"), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the "Second Amendment"), the Third Amendment to Credit Agreement dated as of March 2, 2012 (the "Third Amendment"), the Fourth Amendment to Credit Agreement dated as of August 13, 2012 (the "Fourth Amendment"), and the Fifth Amendment to Credit Agreement dated as of November 14, 2012 (the "Fifth Amendment") as follows. Pursuant to the Credit Agreement, as amended, the Bank has provided the Companies with a revolving credit facility and a term loan as described below. The Sixth Amendment extended the maturity date of both the revolving credit facility and the term loan from October 31, 2013 to April 30, 2014. The Sixth Amendment also provided a waiver of the ratio of debt to adjusted EBITDA for the preceding twelve months (the "Senior Leverage Ratio") and the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") covenant defaults for the quarter ended December 31, 2012. The Sixth Amendment eliminated the Senior Leverage Ratio for the remaining term of the loan. The Sixth Amendment reduced our covenant to maintain the Fixed Charge Coverage Ratio to 0.6 to 1.0 for the quarter ended March 31, 2013. This ratio was calculated using a trailing three-month basis for that quarter. Beginning with the quarter ended June 30, 2013, the Fixed Charge Coverage Ratio requirement returned to 1.20 to 1.0 and will be tested on a trailing 12-month basis as of each quarter end date. The Sixth Amendment increased our interest rate on both the revolving credit facility and term loan by 1.75% and 1.50%, respectively, to equal the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. For the quarter ended March 31, 2013, the Sixth Amendment required that the sum of the Companies' cash balances plus the amount of unused revolving line of credit availability under the borrowing base equal or exceed $3.0 million in the aggregate ("Minimum Liquidity Covenant"). The Sixth Amendment decreased the eligible inventory available for calculating the borrowing base effective April 1, 2013 to 57.5% of eligible inventory up to $12.5 million, and then to 55.0% of eligible inventory up to $12.5 million effective June 18, 2013 upon the delivery of the May 31, 2013 borrowing base certificate. In addition, the Companies agreed to perform other customary commitments and paid a fee of $40.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect.

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
The Third Amendment redefined the calculation period for the purpose of measuring compliance with our Senior Leverage Ratio and Fixed Charge Coverage Ratio such that each ratio would be calculated quarterly for the period beginning January 1, 2012 through the end of each quarter of 2012. Prior to the Third Amendment, the ratios were calculated on a rolling 12-month basis. The Third Amendment also changed the Senior Leverage Ratio. The Third Amendment also increased the unused line fee by 0.25% to 0.75% and provided a waiver of the Senior Leverage Ratio and Fixed Charge Coverage Ratio covenant defaults for the quarter ended December 31, 2011.
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
With respect to the revolving credit facility, the interest rate at September 30, 2013 was the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. As of September 30, 2013, the interest rate was 5.25%. We also paid a fee of 0.75% on the unused portion. Under the Sixth Amendment the revolving credit facility expires on April 30, 2014. As of September 30, 2013, the outstanding balance on the revolving line of credit was $17.5 million.
Beginning with the Sixth Amendment, the original $8.8 million term loan provides for an interest rate that is equal to the interest rate for the revolving credit facility, and was 5.25% as of September 30, 2013. Principal and interest is payable monthly, originally in 36 consecutive installments, of approximately $125.0 thousand. The first such payment commenced September 1, 2010 and the final payment of the then-unpaid balance becomes due and payable in full on April 30, 2014. In addition, the term loan agreement provided that we were to make an annual payment equal to 25% of (i) our adjusted EBITDA, minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Based on 2012 operating results, no annual payment was required in 2013 for the 2012 fiscal year. The next annual payment will be due on April 30, 2014 (or earlier, upon completion of the Companies' financial statements for the fiscal year ending December 31, 2013). Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of September 30, 2013, the outstanding balance on the term loan was $4.3 million.

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
As of September 30, 2013, we were not in compliance with the Fixed Charge Coverage ratio for the quarter. As of September 30, 2013, our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was (0.03) and our capital expenditures totaled $822.1 thousand. As of September 30, 2013, we had $1.3 million available under our existing credit facilities.
On April 12, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to provide us with a Promissory Note (the “April Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is 5.68%. Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payment commenced on the 20th day of May, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, comes due on or before April 20, 2015. Due to our non-compliance with a debt covenant in the Credit Agreement with the Bank, the Bank may choose to accelerate the maturity of the April Note and call this debt immediately. As security for the Note, we granted the Bank a first priority security interest in the equipment purchased with the proceeds of the April Note. As of September 30, 2013, the outstanding balance of this loan was $89.9 thousand.

On August 9, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to loan us funds pursuant to a Promissory Note (the "August Note") in the amount of $115.0 thousand for the purpose of purchasing operating equipment.  The interest rate is 5.95%.  Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015.  Due to our non-compliance with a debt covenant in the Credit Agreement with the Bank, the Bank may choose to accelerate the maturity of the August Note and call this debt immediately. As security for the August Note, we granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of September 30, 2013, the outstanding balance of this loan was $58.5 thousand.

On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is equal to 5.20%. Principal and interest is payable monthly in 48 consecutive equal installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. Due to our non-compliance with a debt covenant in the Credit Agreement with the Bank, the Bank may choose to accelerate the maturity of the October Note and call this debt immediately. As security for the October Note, we provided the Bank a first priority security interest in the equipment purchased with the proceeds. As of September 30, 2013, the outstanding balance on the October Note was $384.9 thousand.

We originally entered into three interest rate swap agreements swapping variable rates based on LIBOR for fixed rates. The first swap agreement covers approximately $3.8 million in debt, commenced April 7, 2009, and matures on April 7, 2014. The second swap agreement commenced on October 15, 2008, and no longer covers any debt balance as it matured on May 7, 2013. The third swap agreement covered approximately $358.1 thousand in debt, commenced October 22, 2008, and matured on October 22, 2013. The two remaining swap agreements as of September 30, 2013 fixed our interest rate at approximately 5.9%. At September 30, 2013, we recorded the estimated fair value of the liability related to the two swaps at approximately $88.9 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional and forecasted amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of September 30, 2013, the balance in this account was $132.7 thousand.

Our long term debt as of September 30, 2013 and December 31, 2012 consisted of the following:

	2013	2012
	(Unaudited)
	(in thousands)
Revolving credit facility of $25.0 million in 2013 and 2012 with Fifth Third Bank. See above description for additional details.	$17,459	$18,450
Note payable to Fifth Third Bank in the original amount of $8.8 million secured by rental fleet equipment, shredder system assets, and a crane. See above description for additional details.	4,310	5,755
Note payable to Fifth Third Bank in the original amount of $1.3 million secured by equipment purchased with proceeds. See above description for additional details.	385	638
Loan and Security Agreement payable to Fifth Third Bank in the original amount of $226.9 thousand secured by the equipment purchased with proceeds. See above description for additional details.	90	133
Note payable to Fifth Third Bank in the original amount of $115.0 thousand secured by the equipment purchased with proceeds. See above description for additional details.	58	80
	22,302	25,056
Less current maturities	22,302	1,687
	$—	$23,369
Because the Company is out of compliance with a bank loan covenant, all debt is recorded as currently due. The annual maturities of long term debt (in thousands) for the next twelve-month period and thereafter as of September 30, 2013 are as follows:

2014	$22,302
Thereafter	—
Total	$22,302
NOTE 8 – SEGMENT INFORMATION
Our operations include two primary segments: Recycling and Waste Services.
The Company’s two reportable segments are determined by the products and services that each offers. The Recycling segment generates its revenues based on buying and selling of ferrous and non-ferrous, including stainless steel, scrap metals, automobile parts, and fiber scrap. Waste Services’ revenues consist of charges to customers for waste disposal services and equipment sales and lease income. The components of the column labeled “other” are selling, general and administrative expenses that are not directly related to the two primary segments.
We evaluate segment performance based on gross profit or loss and the evaluation process for each segment includes only direct expenses and selling, general and administrative costs, omitting any other income and expense and income taxes.
The majority of the assets listed under the column labeled "other" are used by multiple segments and are difficult to allocate. We consider such assets Corporate assets. Expenses related to these assets, including property taxes, insurance and utilities, are allocated to each segment based on a formula of $1,500 per acre and $0.20 per square foot.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$102,851	$—	$—	$102,851
Equipment sales, service and leasing revenues	—	1,633	—	1,633
Management fees	—	3,708	—	3,708
Cost of goods and services sold	(99,600)	(3,952)	—	(103,552)
Inventory adjustment for lower of cost or market	(1,900)	—	—	(1,900)
Selling, general, and administrative expenses	(3,856)	(637)	(2,971)	$(7,464)
Segment profit (loss)	$(2,505)	$752	$(2,971)	$(4,724)
Segment assets	$45,035	$2,326	$10,653	$58,014

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$151,991	$—	$—	$151,991
Equipment sales, service and leasing revenues	—	1,582	—	1,582
Management fees	—	3,686	—	3,686
Cost of goods and services sold	(146,600)	(3,821)	—	(150,421)
Selling, general, and administrative expenses	(4,502)	(586)	(3,111)	(8,199)
Segment profit (loss)	$889	$861	$(3,111)	$(1,361)
Segment assets	$58,833	$1,854	$8,885	$69,572

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$31,355	$—	$—	$31,355
Equipment sales, service and leasing revenues	—	560	—	560
Management fees	—	1,396	—	1,396
Cost of goods and services sold	(30,586)	(1,473)	—	(32,059)
Inventory adjustment for lower of cost or market	(1,900)	—	—	(1,900)
Selling, general, and administrative expenses	(1,222)	(220)	(876)	(2,318)
Segment profit (loss)	$(2,353)	$263	$(876)	$(2,966)
Segment assets	$45,035	$2,326	$10,653	$58,014

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$43,873	$—	$—	$43,873
Equipment sales, service and leasing revenues	—	477	—	477
Management fees	—	1,379	—	1,379
Cost of goods and services sold	(42,416)	(1,338)	—	(43,754)
Selling, general, and administrative expenses	(1,426)	(210)	(892)	(2,528)
Segment profit (loss)	$31	$308	$(892)	$(553)
Segment assets	$58,833	$1,854	$8,885	$69,572

NOTE 9 - LEASE COMMITMENTS
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
We lease office space in Dallas, Texas for which monthly payments of $1.0 thousand were due through September 2013. We renewed this lease for one year beginning October 1, 2013 at the same rate.
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
Future minimum lease payments for operating leases for the next five twelve-month periods ending September 30 of each year, in thousands, as of September 30, 2013 are as follows:

2014	$858
2015	817
2016	722
2017	646
2018	161
Future minimum lease payments	$3,204
Total rent expense for the nine months ended September 30, 2013 and 2012 was $740.2 thousand and $696.9 thousand, respectively.
NOTE 10 – PER SHARE DATA

The computation for basic and diluted loss per share is as follows:
Nine months ended September 30, 2013 compared to nine months ended September 30, 2012:

	2013	2012
	(in thousands, except per share information)
Basic loss per share
Net loss	$(3,544)	$(2,117)
Weighted average shares outstanding	7,028	6,943
Basic loss per share	$(0.50)	$(0.30)
Diluted loss per share
Net loss	$(3,544)	$(2,117)
Weighted average shares outstanding	7,028	6,943
Add dilutive effect of assumed exercising of stock options	—	—
Diluted weighted average shares outstanding	7,028	6,943
Diluted loss per share	$(0.50)	$(0.30)

Three months ended September 30, 2013 compared to three months ended September 30, 2012:

	2013	2012
	(in thousands, except per share information)
Basic loss per share
Net loss	$(2,191)	$(886)
Weighted average shares outstanding	7,069	6,944
Basic loss per share	$(0.31)	$(0.13)
Diluted loss per share
Net loss	$(2,191)	$(886)
Weighted average shares outstanding	7,069	6,944
Add dilutive effect of assumed exercising of stock options	—	—
Diluted weighted average shares outstanding	7,069	6,944
Diluted loss per share	$(0.31)	$(0.13)

NOTE 11 - LEGAL PROCEEDINGS
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
General
On April 1, 2013, we entered into a management services agreement (the "Management Agreement") with Louisville-based Blue Equity, LLC ("Blue Equity"). For a 12-month term beginning April 1, 2013, Blue Equity was to provide management services to us, including working with our existing management team to review operations and identify opportunities for growth and profitability. Also on April 1, 2013, we issued 125.0 thousand shares of our Common Stock to Blue Equity in a private placement at a per share purchase price of $4.00 and granted options to purchase 1.5 million shares of our Common Stock to Blue Equity at a per share price of $5.00, subject to shareholder approval. At the annual meeting of shareholders of the Company on July 16, 2013, shareholders voted against approval of the options to purchase 1.5 million shares of our Common Stock, and the options terminated. On July 22, 2013, following the failure of the Company's shareholders to approve the option grant, Blue Equity terminated the Management Agreement, effective July 31, 2013. In its letter of July 22, 2013, Blue Equity also stated it was exercising a right under the Management Agreement to require the Company to repurchase the 125.0 thousand shares of Common Stock at a purchase price of $4.00 per share upon the failure of the Companies shareholders to approve the issuance of the stock options, effective immediately following midnight on July 31, 2013. On November 1, 2013, Harry Kletter, the largest shareholder of the Company, purchased the 125.0 thousand shares of the Company’s Common Stock from an affiliate of Blue Equity in lieu of the Company’s redemption of the shares, as contemplated in the Management Agreement by and between the Company and Blue Equity entered into on April 1, 2013. See Note 2 - "Management Services Agreement with Blue Equity, LLC" in the Notes to Condensed Consolidated Financial Statements (the "Notes") for additional details relating to this agreement, its termination and shares purchase by Mr. Kletter. On January 6, 2014, the Company announced Mr. Kletter's passing. Mr. Kletter was 86 years old.

On October 29, 2013, James K. Wiseman notified the Company of his intent to retire as the Company’s Vice President and General Manager of Recycling and resign from all other positions he holds with the Company and its subsidiaries. At that time. Orson Oliver, Interim Chief Executive Officer and Interim President, became responsible for the day-to-day operations of the Company.

Because of Mr. Wiseman’s experience with the Company and in the scrap metal industry, on November 1, 2013, the Company and Mr. Wiseman entered into a Consulting Agreement (the “Consulting Agreement”) pursuant to which Mr. Wiseman provides consulting services to the Company with respect to that industry. See Note 4 - "Related Party Transactions" in the Notes for additional details relating to this agreement.

On December 2, 2013, the Company and Algar, Inc. (“Algar”) entered into a management services agreement (the “Algar Management Agreement”).  Under the Algar Management Agreement, Algar is to provide the Company with day-to-day senior executive level services. Algar also to provide business, financial, and organizational strategy and consulting services, as the Company’s board of directors may reasonably request from time to time.

On December 2, 2013, in connection with the Algar Management Agreement, the Company’s board of directors appointed Sean Garber as President. Mr. Garber replaces Orson Oliver who had been serving as interim President. Mr. Oliver continues to serve as the Company’s Chairman and interim Chief Executive Officer. See Note 3 - "Management Services Agreement with Algar, Inc." in the Notes for additional details relating to the Algar Management Agreement and Mr. Garber's appointment as President.

Due to the continued decline in market-dependent variables, including prices of stainless steel materials, management determined the Company should discontinue production of stainless steel blends in the fourth quarter of 2013. With this change in strategy, the Company will record an impairment loss for the remaining value of the intangible assets related to the stainless business in that quarter. See Note 6 - "Intangible Assets" in the Notes for additional details relating to the discontinuation of blending stainless materials and the write off of the intangible assets.

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
Liquidity and Capital Resources

As of September 30, 2013, we held cash and cash equivalents of $1.5 million. Included in the $1.5 million is a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of September 30, 2013, the balance in this account was $132.7 thousand. Other than this balance, our cash accounts are available to us without restriction.

As discussed in Note 7 - "Long Term Debt and Notes Payable to Bank," the majority of the Company's debt is with Fifth Third Bank (the “Bank”) and virtually all of the debt with the Bank is scheduled to mature in April 2014, which requires current classification in the accompanying condensed consolidated balance sheet at September 30, 2013. Further, the Company is not in compliance with all of the debt covenants of this indebtedness as measured at September 30, 2013. This condition allows the Bank, if it chooses, to call the debt due immediately. In prior reporting periods, where relevant, the Company has obtained from the Bank a waiver of non-compliance with applicable loan covenants. For the June 30 and September 30, 2013 measurement period, a waiver of non-compliance was not obtained as the Company has been in the active process of restructuring its debt.  This debt restructuring process has included the Bank as well as other banks.  Management expects any restructuring with the Bank would include extending the maturity of the Company's revolving line of credit beyond 2014 and, if with the current lender, would include a waiver of past non-compliance with loan covenants.

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
On October 15, 2013, WESSCO, LLC ("WESSCO"), a wholly-owned subsidiary of the Company, signed two promissory notes (collectively, the "KY Bank Notes") in favor of The Bank of Kentucky, Inc. ("KY Bank"), one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay the Bank $3.0 million against the Company’s loan from that bank (the “Fifth Third Loan”). WESSCO expects to use the Line of Credit Note to purchase additional equipment.  The Company is a guarantor of the KY Bank Notes.  The Company also signed a $3.0 million demand promissory note in favor of WESSCO in exchange for the proceeds of the Term Note. See Note 7 - "Long Term Debt and Notes Payable to Bank" in the Notes for additional details relating to these notes.

On April 1, 2013, Industrial Services of America, Inc. and its subsidiary (the "Companies") entered into a Sixth Amendment to Credit Agreement (the "Sixth Amendment") with Fifth Third Bank (the "Bank") which amended the July 30, 2010 Credit Agreement (the "Credit Agreement"), including the First Amendment to Credit Agreement dated as of April 14, 2011 (the "First Amendment"), the Second Amendment to Credit Agreement dated as of November 16, 2011 (the "Second Amendment"), the Third Amendment to Credit Agreement dated as of March 2, 2012 (the "Third Amendment"), the Fourth Amendment to Credit Agreement dated as of August 13, 2012 (the "Fourth Amendment"), and the Fifth Amendment to Credit Agreement dated as of November 14, 2012 (the "Fifth Amendment"), as follows. Pursuant to the Credit Agreement, as amended, the Bank has provided the Companies with a revolving credit facility and a term loan as described below. The Sixth Amendment extended the maturity date of both the revolving credit facility and the term loan from October 31, 2013 to April 30, 2014. The Sixth Amendment also provided a waiver of the ratio of debt to adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for the preceding twelve months (the "Senior Leverage Ratio") and the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") covenant defaults for the quarter ended December 31, 2012. The Sixth Amendment eliminated the Senior Leverage Ratio for the remaining term of the loan. The Sixth Amendment reduced our covenant to maintain the Fixed Charge Coverage Ratio to 0.6 to 1.0 for the quarter ended March 31, 2013. This ratio was calculated using a trailing 3-month basis for that quarter. Beginning with the quarter ended June 30, 2013, the Fixed Charge Coverage Ratio requirement returned to 1.20 to 1.0 and will be tested on a trailing 12-month basis as of each quarter end date. The Sixth Amendment increased our interest rate on both the revolving credit facility and term loan by 1.75% and 1.50%, respectively, to equal the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. For the quarter ended March 31, 2013, the Sixth Amendment required that the sum of the Companies' cash balances plus the amount of unused revolving line of credit availability under the borrowing base equal or exceed $3.0 million in the aggregate ("Minimum Liquidity Covenant"). The Sixth Amendment decreased the eligible inventory available for calculating the borrowing base effective April 1, 2013 to 57.5% of eligible inventory up to $12.5 million, and then to 55.0% of eligible inventory up to $12.5 million effective June 18, 2013 upon the delivery of the May 31, 2013 borrowing base certificate. In addition, the Companies agreed to perform other customary commitments and paid a fee of $40.0 thousand to the Bank.  All other terms of the Credit Agreement and previous amendments remain in effect.
In our original Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of the Senior Leverage Ratio of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of the Fixed Charge Coverage Ratio of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ended March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ended June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ended September 30, 2012 and decreased to 3.25 to 1 for the period ended December 31, 2012. The Senior Leverage Ratio was eliminated after December 31, 2013 by the Sixth Amendment. In 2012, the Senior Leverage Ratio was, in each quarter, calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The Sixth Amendment reduced the Fixed Charge Coverage Ratio requirements and added the Minimum Liquidity Covenant for the first quarter of 2013, as noted above. The limitation on capital expenditures remains the same. As of September 30, 2013, we were not in compliance with the Fixed Charge Coverage ratio covenant for the quarter. As of September 30, 2013, our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was (0.03) and our capital expenditures totaled $822.1 thousand. As of September 30, 2013, we had $1.3 million available under our existing credit facilities.
We have long term debt, including current maturities thereof, comprised of the following:

	September 30, 2013	December 31, 2012
	(Unaudited)
	(in thousands)
Revolving line of credit	$17,459	$18,450
Notes payable	4,843	6,606
	$22,302	$25,056

Pursuant to the Fifth Amendment, our revolving credit facility was reduced to $25.0 million. This revolving credit facility expires and the $4.3 million term loan becomes due and payable in full on April 30, 2014. We intend to restructure these credit arrangements to extend the maturity date beyond a one-year period prior to December 31, 2013, as noted above.

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
See also "Financial condition at September 30, 2013 compared to December 31, 2012" section for additional discussion and details relating to cash flow from operating, investing, and financing activities. As of September 30, 2013, we do not have any material commitments for capital expenditures.

Results of Operations
The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues:

	Nine months ended
	September 30,
	2013	2012
Statements of Operations Data:
Total Revenue	100.0%	100.0%
Cost of goods sold	97.5%	95.7%
Selling, general and administrative expenses	6.9%	5.2%
Income (loss) before other expenses	(4.4)%	(0.9)%

Although selling, general and administrative expenses ("SG&A") decreased by $0.7 million, or 8.5%, in the first nine months of 2013 as compared to the same period in 2012, revenue decreased at a higher rate by $49.1 million, or 31.2%, during this period, causing a higher percentage of SG&A expenses to revenue in the first nine months of 2013 as compared to the same period in 2012.
Nine months ended September 30, 2013 compared to nine months ended September 30, 2012
Total revenue decreased $49.1 million or 31.2% to $108.2 million in the nine month period ended September 30, 2013 as compared to $157.3 million in the same period in 2012. With respect to the Recycling segment, Recycling revenue decreased $49.1 million or 32.3% to $102.9 million in 2013 compared to $152.0 million in 2012. This is primarily due to a decrease of 21.1 million pounds, or 31.7%, in the volume of stainless steel materials shipments. Substantially all of our stainless steel sales are to one customer. We do not have any long-term contracts with this customer or any other customer. We negotiate sale and purchase orders on a daily and monthly basis in the ordinary course of business. In response to the overall decrease in demand for stainless steel, this customer decreased our sales orders received beginning in the second quarter of 2011 and continuing throughout 2012 and the first quarter of 2013. Although sales orders received from this customer increased in the second quarter of 2013, they decreased again in the third quarter of 2013, and we do not have any assurance this customer will increase its sales orders in the future. The volume of ferrous and nonferrous materials shipments also decreased in the nine month period ended September 30, 2013 by 17.0 thousand gross tons, or 14.6%, and 2.2 million pounds, or 8.8%, respectively, as compared to the same period in 2012.
While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the nine month period ended September 30, 2013, sales to repeat Recycling scrap buyers decreased by approximately $48.2 million, or 32.0%, as compared to the same period in 2012. Within the amount sold to all Recycling scrap buyers, 4.0% of these sales were to new and competitively priced, intermittent scrap buyers in the nine month period ended September 30, 2013. In the same period in 2012, 6.3% of sales to Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. Sales during this period in 2012 to non-recurring Recycling scrap buyers in 2013 totaled 8.5% of 2013 sales to all Recycling scrap buyers. Sales during this period in 2011 to non-recurring Recycling scrap buyers in 2012 totaled 8.0% of 2012 sales to all Recycling scrap buyers.

In addition to the reduction in volume, total revenue was affected by the decrease in overall average price for all commodities shipped by $181.48 per gross ton, or 21.5%. Specifically, average nickel prices on the London Metal Exchange decreased $1.06 per pound, or 13.2%, for the nine month period ended September 30, 2013 as compared to average nickel prices for the same period in 2012. Nickel is a key commodity used in stainless steel blends.
With respect to the Waste Services segment, Waste Services' revenue remained stable at $5.3 million in the nine month periods ended September 30, 2013 and 2012. After a decrease in the first quarter of 2013 due to lower recycling volumes and lower average metal prices for industrial customers, many customers increased their Waste Services spending as their sales increased, which offset the first quarter decrease. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services' revenue between periods.
Total cost of goods sold decreased $44.9 million or 29.9% to $105.5 million in the nine month period ended September 30, 2013 as compared to $150.4 million for the same period in 2012. With respect to the Recycling segment, Recycling cost of goods sold decreased $45.1 million or 30.8% to $101.5 million in the nine month period ended September 30, 2013 as compared to $146.6 million for the same period in 2012. This decrease is primarily due to the decrease in the volume of all materials shipments along with a decrease in the volume of stainless steel materials purchases of 27.5 million pounds, or 38.6%, a decrease in the volume of ferrous materials purchases of 22.1 thousand gross tons, or 17.4%, and a decrease in the volume of nonferrous materials purchases of 7.1 million pounds, or 23.8%.

Other notable decreases in the Recycling segment's cost of goods sold include the following:

•	A decrease in labor and overtime expenses of $273.8 thousand;

•	A decrease in employer taxes and fees of $148.3 thousand;

•	A decrease in uniforms, operating supplies and torching materials of $121.3 thousand;

•	A decrease in hauling, fuel and lubricant expenses of $112.6 thousand;

•	A decrease in advertising, marketing and entertainment of $101.3 thousand;

•	A decrease in depreciation expense of $75.6 thousand; and

•	A decrease in repair and maintenance expenses of $66.9 thousand.

In addition to the reduction in volume, total cost of goods sold was affected by the decrease in overall average price for all commodities purchased of $133.16 per gross ton, or 17.7%. Capitalized processing costs increased by $86.2 thousand, or 8.0%, for the nine month period ended September 30, 2013 as compared to the same period in 2012. The decreases in cost of goods sold were partially offset by a $1.9 million write-down of the value of stainless steel inventory to lower of cost or market due to the continued decreases in stainless steel demand and commodity prices, especially nickel. See Note 5 - "Inventories" in the Notes for additional information.
With respect to the Waste Services segment, Waste Services' cost of goods sold increased by $0.2 million to $4.0 million in the nine month periods ended September 30, 2013 as compared to $3.8 million in the same period in 2012. Increased Waste Services spending due to increased customer sales noted above in turn increased cost of sales in the second and third quarters, which offset a first quarter decrease. In general, the timing of third party haulers' services and changes in commodity prices cause fluctuations in Waste Services' cost of goods sold between periods.
SG&A expenses decreased $0.7 million or 8.5% to $7.5 million in the nine month period ended September 30, 2013 compared to $8.2 million in the same period in 2012. As a percentage of revenue, SG&A expenses were 6.9% in 2013 compared to 5.2% in 2012. Although SG&A expenses decreased by $0.7 million, or 8.5%, in the first nine months of 2013 as compared to the same period in 2012, revenue decreased at a higher rate by $49.1 million, or 31.2%, during this period, causing a higher percentage of SG&A expenses to revenue in the first nine months of 2013 as compared to the same period in 2012. The primary driver of the decrease in SG&A expenses was a decrease in labor, overtime and bonus expenses of $914.5 thousand, of which $228.4 thousand related to a provision for termination and severance expenses in the nine month period ended September 30, 2012 that did not occur in 2013. Also, several management level employees left the Company during the nine month period ended September 30, 2012 and were not replaced. Other management level employees left the Company in 2013 and were not replaced. Overall, the average number of active employees per week decreased in the nine month period ended September 30, 2013 to 151 employees as compared to 175 employees in the same period in 2012, thus decreasing labor expenses in 2013 as compared to 2012.

Additional decreases in SG&A expenses include the following:

•	A decrease in depreciation and amortization of $200.1 thousand;

•	A decrease in repair and maintenance expenses of $136.3 thousand;

•	A decrease in insurance expense of $122.0 thousand; and

•	A decrease in employer taxes, fees and benefits of $71.1 thousand.
These decreases were partially offset by an increase in management fees, directors' fees, and consulting fees of $611.2 thousand, of which $255.0 thousand related to fees paid to Blue Equity under the Management Agreement, and an increase in legal fees of $134.8 thousand, which related to the settlement of a lawsuit in the first quarter of 2013 and the preparation and review of the Management Agreement with Blue Equity in 2013.
Other expense decreased $0.6 million to $1.0 million in the nine month period ended September 30, 2013 as compared to other expense of $1.6 million in the same period in 2012. The decrease was primarily due to other income of $0.6 million related to proceeds from a legal settlement in 2013.
The income tax benefit increased $1.3 million to a benefit of $2.1 million in the nine month period ended September 30, 2013 compared to a benefit of $0.8 million in the same period in 2012 primarily due to the $1.9 million inventory write-down in 2013 and an increased loss reported in 2013 as compared to 2012. The effective tax rates in 2013 and 2012 were 37.7% and 27.5%, respectively, based on federal and state statutory rates. In 2012, the tax benefit received was lowered by a tax adjustment recorded in the third quarter that related to a prior year, an accrual for state taxes based on gross receipts, an additional tax expense primarily due to a prior year correction for state and city returns, and a decrease in the state recycling credit expected in conjunction with filing the 2011 state tax return.
Three months ended September 30, 2013 compared to three months ended September 30, 2012
Total revenue decreased $12.4 million or 27.1% to $33.3 million in the third quarter of 2013 compared to $45.7 million in the same period in 2012. With respect to the Recycling segment, Recycling revenue decreased $12.5 million or 28.5% to $31.4 million in 2013 compared to $43.9 million in 2012. This was primarily due to a decrease in the volume of stainless steel materials shipments of 10.0 million pounds, or 42.7%. The volume of ferrous materials shipments also decreased by 2.4 thousand gross tons, or 7.5%. The overall average price for all commodities shipped in the third quarter of 2013 also decreased by $248.30 per gross ton, or 27.8%, as compared to the same period in 2012. Nickel prices remained low, and average nickel prices on the London Metal Exchange decreased $1.09 per pound, or 14.7%, in this period as compared to average nickel prices for the same period of 2012. Nickel is a key commodity used in stainless steel blends. Substantially all of our stainless steel sales are to one customer. We do not have any long-term contracts with this customer or any other customer. We negotiate sale and purchase orders on a daily and monthly basis in the ordinary course of business. In response to an overall decrease in demand for stainless steel, this customer decreased our sales orders received beginning in the second quarter of 2011 and continuing throughout 2012 and the first quarter of 2013. The increase in volume of stainless steel materials shipments in the second quarter of 2013 as compared to the second quarter of 2012 could not offset the decrease in commodity prices between the same periods. This customer decreased our sales orders received again in the third quarter of 2013, and we do not have any assurance this customer will increase its sales orders in the future. These decreases were partially offset by an increase of nonferrous materials shipments of 127.6 thousand pounds, or 1.6% and a $1.9 million write-down of the value of stainless steel inventory to lower of cost or market due to the continued decreases in stainless steel demand and commodity prices, especially nickel. See Note 5 - "Inventories" in the Notes for additional information.
While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the three month period ended September 30, 2013, sales to repeat Recycling scrap buyers decreased by approximately $11.6 million, or 27.6%, compared to the same period in 2012. Within the amount sold to all Recycling scrap buyers, 9.2% of these sales were to new and competitively priced, intermittent scrap buyers in the third quarter of 2013. In the same period in 2012, 7.3% of sales to Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. Sales during this period in 2012 to non-recurring Recycling scrap buyers in 2013 totaled 10.7% of 2013 sales to all Recycling scrap buyers. Sales during this period in 2011 to non-recurring Recycling scrap buyers in 2012 totaled 13.3% of 2012 sales to all Recycling scrap buyers.
With respect to the Waste Services segment, Waste Services' revenue increased $0.1 million or 5.3% to $2.0 million in the third quarter of 2013 compared to $1.9 million in the same period in 2012 primarily due to an increase in customers' Waste Services spending as customers' sales increased, including increased equipment and container rentals and dumpster and compactor usage charges. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services' revenue between periods.

Total cost of goods sold decreased $9.8 million or 22.4% to $34.0 million in the third quarter of 2013 compared to $43.8 million for the same period in 2012. Recycling cost of goods sold decreased $9.9 million or 23.3% to $32.5 million in 2013 compared to $42.4 million for the same period in 2012. This decrease was primarily due to the decrease in the volume of stainless steel and ferrous materials shipments along with a decrease in the volume of stainless steel, ferrous and nonferrous materials purchases of 10.2 million pounds, or 49.7%, 10.8 thousand gross tons, or 40.9%, and 991.2 million pounds, or 11.5%, respectively. Overall average price per gross ton for all commodities purchased in the third quarter of 2013 also decreased $161.28, or 22.3%, as compared to the same period in 2012.

Additional decreases in the Recycling segment's cost of goods sold were as follows:

•	A decrease in advertising, marketing and entertainment expenses of $105.0 thousand;

•	A decrease in direct labor costs of $82.1 thousand;

•	A decrease in employer taxes and fees of $54.7 thousand;

•	A decrease in operating supplies and torching materials expense of $45.7 thousand; and

•	A decrease in depreciation expense of $42.8 thousand.

The decreases in cost of goods sold were partially offset by a $1.9 million write-down of the value of stainless steel inventory to lower of cost or market due to the continued decreases in stainless steel demand and commodity prices, especially nickel and by an increase in repairs and maintenance expense of $62.0 thousand.
Waste Services' cost of goods sold increased $0.2 million or 15.4% to $1.5 million in the third quarter of 2013 compared to $1.3 million in same period in 2012. The increase was primarily due to the increase in customers' Waste Services spending, including increased equipment and container rentals and dumpster and compactor usage charges noted above. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services' cost of goods sold between periods.
SG&A expenses decreased $0.2 million to $2.3 million in the third quarter of 2013 compared to $2.5 million in the same period in 2012. As a percentage of revenue, SG&A expenses were 7.0% in 2013 compared to 5.5% in 2012.
SG&A expenses had the following decreases:

•	A decrease in labor, overtime and bonus expense of $267.4 thousand;

•	A decrease in depreciation and amortization expense of $63.6 thousand;

•	A decrease in insurance expense of $71.0 thousand; and

•	A decrease in repairs and maintenance expense of $38.7 thousand.
These decreases were partially offset by an increase in consulting, management and directors' fees of $227.8 thousand.
Other expense increased $23.2 thousand to other expense of $570.7 thousand in the third quarter of 2013 compared to other expense of $547.5 thousand in the same period in 2012, which was primarily due to an increase in interest expense.
The income tax benefit increased $1.1 million to a benefit of $1.3 million in the third quarter of 2013 compared to a $0.2 million income tax benefit in the same period in 2012 primarily due to the $1.9 million inventory write-down in the third quarter of 2013 and an increased loss reported in the third quarter of 2013 as compared to the same period in 2012. The effective tax rates in 2013 and 2012 were 38.0% and 19.4%, respectively, based on federal and state statutory rates. In 2012, the tax benefit received was lowered by a tax adjustment recorded in the third quarter that related to a prior year, an accrual for state taxes based on gross receipts, an additional tax expense primarily due to a prior year correction for state and city returns, and a decrease in the state recycling credit expected in conjunction with filing the 2011 state tax return.
Financial condition at September 30, 2013 compared to December 31, 2012
Cash and cash equivalents decreased $0.4 million to $1.5 million as of September 30, 2013 compared to $1.9 million as of December 31, 2012.

Net cash from operating activities was $1.7 million for the nine month period ended September 30, 2013. The increase in net cash from operating activities was primarily due to a decrease in inventories of $1.6 million, which includes the $1.9 million lower of cost or market adjustment and a decrease in accounts receivable of $1.7 million, partially offset by an increase in deferred income taxes of $0.8 million and an increase in income taxes receivable of $0.4 million. With respect to accounts receivable, the decrease was primarily due to a decrease in shipping volumes of stainless steel, ferrous and nonferrous materials of 3.1 million pounds, or 18.6%, 248.4 gross tons, or 0.8%, and 631.6 thousand pounds, or 1.9%, respectively, in the third quarter of 2013 as compared to the fourth quarter of 2012. The overall average commodity price for shipments in the third quarter of 2013 decreased by $45.79, or 6.6%, per gross ton as compared to the overall average commodity price for shipments in the fourth quarter of 2012. In general, inventories, accounts receivable and payable balances are affected by the timing of shipments, purchases and payments made and received throughout the quarter.
Net cash from investing activities was $65.1 thousand for the nine month period ended September 30, 2013. In the first nine months of 2013, we used $185.0 thousand for road and building improvements. We purchased recycling and rental fleet equipment and vehicles of $637.4 thousand. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers, pre-crushers, and containers. It is our intention to continue to pursue this market. We received $117.4 thousand from the sale of operating and rental equipment. We also received approximately $0.8 million in proceeds from a lawsuit to cancel certain intangible assets and a deposit from a related party of $0.5 million.
Net cash used in financing activities was $2.3 million for the nine month period ended September 30, 2013. In the nine month period ended September 30, 2013, we made payments on debt obligations of $2.8 million, and we received proceeds of $0.5 million from the sale of redeemable securities to Blue Equity.
Accounts receivable trade decreased $1.7 million or 12.8% to $11.6 million as of September 30, 2013 compared to $13.3 million as of December 31, 2012 due to the decrease in shipping volumes of all materials in the third quarter of 2013 as compared to the fourth quarter of 2012 as well as a decrease in the overall average commodity price of all materials shipped during these periods, as described above. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory decreased $1.6 million, or 9.7%, to $14.9 million as of September 30, 2013 compared to $16.5 million as of December 31, 2012. The volume of stainless steel materials purchases decreased by 1.8 million pounds, or 14.9%, in the third quarter of 2013 as compared to the fourth quarter of 2012. Lower demand in the third quarter put downward pressure on metal prices. The overall average commodity price of all materials purchased during these periods decreased by $93.01, or 14.2%. We also made an adjustment of $1.9 million to lower our stainless steel inventory value to the lower of cost or market value. These decreases were partially offset by increased purchases of ferrous and nonferrous materials in the third quarter of 2013 of 6.4 thousand gross tons, or 19.7%, and 123.1 thousand pounds, or 1.6%, respectively, as compared to the fourth quarter of 2012. In the third quarter of 2013, we purchased more materials overall than we shipped as well. In the fourth quarter of 2012, we shipped more materials overall than we purchased.
Inventory aging for the period ended September 30, 2013 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$8,006	$755	$964	$3,574	$13,299
Replacement parts	1,534	—	—	—	1,534
Waste equipment machinery	—	10	—	50	60
Other	40	—	—	—	40
Total	$9,580	$765	$964	$3,624	$14,933

Inventory aging for the period ended December 31, 2012 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$8,070	$1,417	$470	$4,937	$14,894
Replacement parts	1,542	—	—	—	1,542
Waste equipment machinery	—	6	—	51	57
Other	36	—	—	—	36
Total	$9,648	$1,423	$470	$4,988	$16,529
Inventory in the “Over 90 days” category as of September 30, 2013 and December 31, 2012 includes several materials that were bought in bulk that had intrinsic values for stainless steel blends. We purchased a majority of the bulk materials in the second quarter of 2011 in anticipation of continued high demand for stainless steel shipments as well as other specialty metal shipments. These materials are low value items that can only be used in limited quantities. With continued low demand for stainless steel blends, we recorded an adjustment of $1.9 million to lower our stainless steel inventory to market value as of September 30, 2013. We have a contract to sell the majority of the remaining inventory in this category prior to January 31, 2014. This balance also includes $0.3 million in older automobile inventory held at the ISA Pick.Pull.Save ("PPS") automobile yard for continued harvesting of parts by retail customers and $0.4 million in an item we are accumulating with the intent to process and sell it.
Accounts payable trade decreased $0.1 million or 1.6% to $6.3 million as of September 30, 2013 compared to $6.4 million as of December 31, 2012. Although overall purchases of commodities in the third quarter of 2013 increased by approximately 5.6 thousand gross tons as compared to overall purchases in the fourth quarter of 2012, the overall average commodity price of all materials purchased during these periods decreased by $93.01, or 14.2%, as noted above. This decrease was partially offset by the termination of a joint venture in the second quarter of 2013. As of December 31, 2012, liabilities of $0.5 million relating to the joint venture were netted with its receivables; however, once the joint venture was terminated in May 2013, the Company no longer had receivables to net against payables to certain vendors previously used for the joint venture. Payables of $0.3 million to these vendors were included in the accounts payable balance as of September 30, 2013. Accounts payable trade is also affected by the timing of purchases from and payments made to our vendors. The equipment accrual decreased $89.3 thousand during this period.
Working capital decreased $25.0 million to $0.1 million as of September 30, 2013 compared to $25.1 million as of December 31, 2012. The decrease was driven by the $20.6 million increase in current maturities of long term debt, the $1.7 million decrease in accounts receivable, the $1.6 million decrease in inventory, the $0.5 million increase in redeemable securities, the $0.5 million deposit from a related party, the $0.5 million decrease in cash, and the $0.2 million decrease in prepaid expenses. These decreases were partially offset by an increase in income tax receivable of $0.4 million.
Contractual Obligations
The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2013.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$22,302	$22,302	$—	$—	$—
Operating lease obligations (1)	3,204	858	1,539	807	—
Redeemable securities to Blue Equity, LLC	500	500	—	—	—
Deposit from related party	500	500	—	—	—
Total	$26,506	$24,160	$1,539	$807	$—

(1)
We lease the Louisville, Kentucky facility from K&R, LLC, which is wholly-owned by Kletter Holding, LLC, the sole member of which as of September 30, 2013 is Harry Kletter, our former Chief Executive Officer, under an operating lease expiring December 2017. We have monthly rental payments of $53.8 thousand through December 2017. In the event of a change of control, the monthly payments become $62.5 thousand.

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

We also lease office space in Dallas, Texas for which monthly payments of $1.0 thousand were due through September 2013. We renewed this lease for one year beginning October 1, 2013 at the same rate.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the interest rate swaps, for which changes in value are accounted for in other comprehensive income.
Long-term debt, including the current portions thereof, decreased $2.8 million to $22.3 million as of September 30, 2013 compared to $25.1 million as of December 31, 2012 due to payments made on debt during the nine month period ended September 30, 2013.

Impact of Recently Issued Accounting Standards

As of September 30, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

In February 2013, the FASB issued ASU 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety in the same reporting period to net income. For reclassifications involving other amounts, cross references would be required to other disclosures provided under generally accepted accounting principles on such items. This update is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. No reclassification events occurred in the quarter or nine month period ended September 30, 2013. The effect on the Company would be immaterial due to insignificant amounts involved.

In July 2013, the FASB issued ASU 2013-11, Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carry forward, a Similar Tax Loss, or a Tax Credit Carry forward Exists, an amendment to FASB ASC Topic 740, Income Taxes. This update clarifies that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carry forward, a similar tax loss, or a tax credit carry forward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carry forward, a similar tax loss, or a tax credit carry forward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Retrospective application is permitted. The Company will comply with the presentation requirements of this ASU for the quarter ending March 31, 2014. The Company does not expect the impact of adopting this ASU to be material to the Company's financial position, results of operations or cash flows as we do not currently have any uncertain tax positions that were unrecognized.

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
We originally entered into three interest rate swap agreements with BB&T swapping variable rates based on LIBOR for fixed rates in a previous year. The first swap agreement covers $3.8 million in debt, commenced April 7, 2009, and matures on April 7, 2014. The second swap agreement commenced October 15, 2008, and no longer covers any debt balance as it matured on May 7, 2013. The third swap agreement covered approximately $358.1 thousand in debt, commenced October 22, 2008, and matured on October 22, 2013. The remaining two swap agreements as of September 30, 2013 fixed our interest rate at approximately 5.9%. At September 30, 2013, we recorded the estimated fair value of the liability related to the two swaps as approximately $88.9 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional and forecasted amounts. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of September 30, 2013, the balance in this account was $132.7 thousand.
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
ITEM 4: CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2013, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.
(b) Changes to internal control over financial reporting
There were no changes in ISA’s internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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

As of September 30, 2013, we are not in compliance with all loan covenants in our senior debt credit agreement and our senior lender has the right to accelerate our obligations at any time, which raises substantial doubt about our ability to continue as a going concern.

As described in Note 7 - “Long Term Debt and Notes Payable to Bank,” we are not in compliance with the Fixed Charge Coverage Ratio debt covenant of our senior indebtedness as measured at September 30, 2013. Because of this non-compliance, our senior lender has the right to accelerate all of our secured debt at any time such that it would become immediately due and payable. In prior reporting periods, when we have not been in compliance with certain loan covenants, our lender has provided a waiver of non-compliance with applicable loan covenants. For the September 30, 2013 measurement period, our lender has not provided a waiver of non-compliance. We are currently seeking a number of financing alternatives and are in discussions with our senior lender and other banks regarding the restructuring of our debt. We may not be able to reach such resolution, obtain sufficient financing or enter into other transactions to satisfy our senior loan obligations in a timely manner, or at all. We do not have sufficient cash resources to pay the amount that would become payable in the event of an acceleration of the senior indebtedness, and even if we are able to obtain additional financing, we may not be able to obtain an amount sufficient to repay the senior indebtedness in full. Our recurring losses from operations and current obligations raise substantial doubt about our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On January 6, 2014, the Company announced the passing of Harry Kletter, the Company's founder and largest shareholder.

Item 6. Exhibits.
See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	January 10, 2014	/s/ Orson Oliver
Orson Oliver
Interim Chief Executive Officer
(Principal Executive Officer)

Date:	January 10, 2014	/s/ Alan Schroering
Alan Schroering
VP of Finance and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1**	Certificate of Incorporation of ISA is incorporated by reference herein to Exhibit 3.1 of the Company's Report on Form 10-KSB for the year ended December 31, 1995, as filed April 1, 1996.
3.2**
Articles of Amendment to the Articles of Incorporation of ISA, dated February 29, 2012 is incorporated by reference herein to Exhibit 3.2 of the Company's Report on Form 10-K for the year ended December 31, 2012, as filed March 7, 2012.

3.3**	Articles of Amendment to the Articles of Incorporation of ISA, dated July 16, 2013 is incorporated by reference herein to Exhibit 3.1 of the Company's Report on Form 8-K, as filed on July 18, 2013.
10.1**
Promissory Note, dated October 15, 2013, by and between WESSCO, LLC and The Bank of Kentucky, Inc. in the amount of $3,000,000 payable to The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on October 21, 2013.

10.2**
Promissory Note, dated October 15, 2013, by and between WESSCO, LLC and The Bank of Kentucky, Inc. in the amount of $1,000,000 payable to The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.2 of the Company's Report on Form 8-K, as filed on October 21, 2013.

10.3**
Security Agreement, dated as of October 15, 2013, by and among WESSCO, LLC and The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.3 of the Company's Report on Form 8-K, as filed on October 21, 2013.

10.4**
Guaranty of Payment, dated as of October 15, 2013, by and among Industrial Services of America, Inc. and The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.4 of the Company's Report on Form 8-K, as filed on October 21, 2013.

10.5**
Assignment of Promissory Note, dated as of October 15, 2013, by and among Industrial Services of America, Inc. and The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.5 of the Company's Report on Form 8-K, as filed on October 21, 2013.

10.6**
Promissory Note, dated October 15, 2013, by and between Industrial Services of America, Inc., and WESSCO, LLC, in the amount of $3,000,000 payable to WESSCO, LLC is incorporated by reference herein to Exhibit 10.6 of the Company's Report on Form 8-K, as filed on October 21, 2013.

10.7**
Management Services Agreement dated as of December 1, 2013, between the Company and Algar, Inc., including the Stock Option Agreement attached thereto as Attachment A is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on December 4, 2013.

31.1	Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended September 30, 2013.
31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended September 30, 2013.
32.1	Section 1350 Certification of Orson Oliver and Alan Schroering for the Form 10-Q for the quarter ended September 30, 2013.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
** Previously filed.