Form 10-K
period 2013-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2014-03-31
CIK 4187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
7100 Grade Lane, PO Box 32428, Louisville, Kentucky 40232
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code (502) 368-1661
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.0033 par value NASDAQ Capital Market
(Title of class) (Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of the 4,908,382 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on June 28, 2013: $12,418,206.
Number of shares of Common Stock, $0.0033 par value, outstanding as of the close of business on March 28, 2014: 7,069,267.

____________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

PART I

Item 1.	Business.
General
Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms), is a Louisville, Kentucky-based recycler of stainless steel, ferrous, and non-ferrous scrap and provider of waste services. Although we have two principal business segments, recycling and waste services, we are primarily focusing our attention now and in the future towards our recycling business. The recycling segment collects, purchases, processes and sells stainless steel, ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our shredding, sorting, cutting, and baling operations. Within the recycling segment, our alloys division specialized in the purchasing, processing and sale of stainless steel, nickel-based and high-temperature alloys. As of the fourth quarter of 2013, we discontinued this specialization. Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum and brass. Our used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.
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
Our commercial waste services division provides our customers evaluation, management, monitoring, auditing, cost reduction and containment of non-hazardous solid waste removal and recycling services. CWS has an active network of over 7,000 service companies and vendors in our database, which include haulers and recyclers, landfill and disposal facilities, and equipment manufacturers and maintenance service providers throughout the United States and Canada. Through this network, we are able to provide pricing estimates for current and potential customers. CWS customer service representatives have access to this information through the computer software designed and developed to enhance the value offered to our customers. Through this information retrieval system and database, customer service representatives review and audit the accuracy of recent billings for hauling, landfill and recycling rates.
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
“Total Package” Concept
Our management services division has third party service providers delivering timely service for waste removal and recycling services for our customers. Our recycling division purchases ferrous and nonferrous materials on a daily basis. The products or services have value to the customer on a standalone basis. These services make up the “total package” concept.

Company Background
ISA was incorporated in October 1953 in Florida under the name Alson Manufacturing, Inc. In 1979, the Board of Directors and the shareholders of Alson commenced liquidation of all the tangible assets of Alson. On October 27, 1983, Harry Kletter, our former Chief Executive Officer, acquired 629,250 shares of ISA Common Stock.
Alson originally designed and manufactured various forms of electrical products, and then ISA moved into the solid waste handling and disposal equipment sales arena in 1984. In 1985, we began offering solid waste management consultations. We began focusing on ferrous and non-ferrous scrap metal recycling in 1997 and expanded into the stainless steel and high-temperature alloys recycling business in 2009.
In July of 2010, we purchased certain intangibles, including the customer list and trade name, from Venture Metals, LLC, a company in the stainless steel and high-temperature alloys recycling business from which we had purchased certain inventories and fixed assets in a previous year, and entered into a non-compete agreement to protect our market position. In the fourth quarter of 2013, we discontinued blending stainless steel, which is a subset of the stainless steel market.
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
Competition
The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. At the end of 2013, analysts reported business and consumer confidence was strengthening with increased economic growth in the second half of the year. Analysts reported increases in exports, inventory stockpiles and housing during the year and increases in retail sales, financial services and dining out in the fourth quarter. The European market began to grow while China's growth continued, but at a slower rate than previous years. Metal prices, specifically nickel, were volatile throughout the year, and ended the year slightly lower than they began, hitting lows in July. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. We compete for the purchase and sale of scrap metal with large, well-financed recyclers of scrap metal as well as smaller metal facilities and brokers/dealers. Although we expanded our facilities and increased our processing efficiencies in prior years, certain of our competitors have greater financial, marketing and physical resources. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.
On a commercial/industrial waste management level, we have competition from a variety of sources. Much of it is from companies that concentrate their efforts on a regional level and two of the major national waste haulers. We have positioned ourselves to work with the national and independent haulers and recyclers to efficiently service our customers on a nationwide basis.

Along with positioning ourselves to efficiently service our customers, our management services division methods of competition include offering our clients competitive pricing, superior customer service and industry expertise. We strive to be known for our exemplary service to our clients and timely payments to our vendors. We are able to offer management programs and tailor-made reports for our clients’ specific needs.
There is also competition from some equipment manufacturers and the major waste haulers for management services as well as waste/recycling equipment purchases and rental programs. Prospective customers look for cost justification when procuring management programs and waste or recycling equipment.
Dependence on Major Customer
Sales to North American Stainless ("NAS"), our largest customer, represented approximately 37.5% and 41.2% of our net sales for the years ended December 31, 2013 and 2012, respectively. Our cash flow experiences a significant decline between the time we acquire scrap metal for processing and the time we receive payment for these goods. As a result of the capital requirements inherent in stainless steel blending and our reliance on NAS to purchase substantially all of our blends, we made a decision in the fourth quarter of 2013 to reduce our activity in this line of business.  We believe that focusing on our core ferrous and non-ferrous scrap recycling activities will reduce the risk profile of our business as well as our capital needs.
Employees
As of March 23, 2014, we had one hundred eight (108) full-time employees as follows: recycling 54, management services 11, sales/leasing 3, drivers 12, maintenance 5, and administration/information technology 23. None of our employees are a member of a union.
Effect of State and Federal Environmental Regulations
Most environmental regulatory liabilities relating to our operations are generally borne by the customers with whom we contract and the service providers in their capacity as transporters, disposers and recyclers. Although we believe that our business model adequately protects us from potential environmental liability, we also continue to use our best efforts to be in compliance with federal, state and local environmental laws, including but not limited to the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, the Hazardous Materials Transportation Act, as amended, the Resource Conservation and Recovery Act, as amended, the Clean Air Act, as amended, and the Clean Water Act. Such compliance has not historically constituted a material expense to us.
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
Each state in which we operate has its own laws and regulations governing solid waste disposal, water and air pollution and, in most cases, releases and cleanup of hazardous substances and liability for such matters. Several states have enacted laws that will require counties to adopt comprehensive plans to reduce the volume of solid waste landfills through waste planning, composting, recycling, or other programs. Several states have recently enacted these laws. Legislative and regulatory measures to mandate or encourage waste reduction at the source and waste recycling also are under consideration by Congress and the EPA.

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
Risks Related to Our Operations
Our business has increasing involvement in ferrous and non-ferrous metals. This market is extremely competitive and prices are volatile. Changes in prices, demand, including foreign demand, regulation, economic slowdowns or increased competition could result in a reduction of our revenue and consequent decrease in our common stock price.
The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. Metal prices, specifically nickel, were volatile throughout the year, and ended the year slightly lower than they began, hitting lows in July. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. Many companies offer or are engaged in the development of products or the provisions of services that may be or are competitive with our current products or services. Although we expanded our facilities and increased our processing efficiencies in previous years, certain of our competitors have greater financial, technical, manufacturing, marketing, distribution, and other resources and assets than we possess. In addition, the industry is constantly changing as a result of consolidation, which may create additional competitive pressures in our business environment. There can be no assurance that we will be able to maintain our current market share or obtain our desired market share based on the competitive nature of this industry.
Volatility in market prices of our scrap metal recycling inventory may cause us to re-assess the carrying value of our inventory and adversely affect our balance sheet.
We make certain assumptions regarding future demand and net realizable value in order to assess that we record our stainless steel, ferrous and non-ferrous inventory properly at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline due to the cyclicality of the business or otherwise, we would re-assess the recorded net realizable value of such inventory and make any adjustments we feel necessary in order to reduce the value of such inventory (and increase cost of sales) to the lower of cost or market.
An increase in the price of fuel may adversely affect our business.
Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our shredder, fleet of cranes and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors. When we have experienced increases in the cost of fuel and other petroleum-based products in the past, we were able to pass a portion of these increases on to our customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. In 2013, the nationwide average price for one gallon of regular gasoline decreased by twelve cents as compared to the nationwide average price for one gallon of regular gasoline in 2012 in part due to expanded production of crude oil, a decrease in crude oil prices, increased access to refineries and more fuel efficient automobiles. Although analysts forecast a continued decrease in the average price for gasoline in 2014, there can be no assurance of a decrease and a significant increase in fuel costs could adversely affect our business.
We could incur substantial costs in order to comply with, or to address any violations under, environmental laws that could significantly increase our operating expenses and reduce our operating income.
Our operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the processing of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Material environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where we disposed of materials from our operations, which could result in future expenditures that we cannot currently estimate and which could reduce our profits.
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
Sales to North American Stainless, our largest customer, represented approximately 37.5% and 41.2% of our net sales for the years ended December 31, 2013 and 2012, respectively. Our cash flow experiences a significant decline between the time we acquire scrap metal for processing and the time we receive payment for these goods. The loss of this or other significant customers or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.
Our exposure to credit risk could have a material adverse effect on our results of operations and financial condition.
Our business is subject to the risks of nonpayment and nonperformance by our customers. Downturns in the economy led to bankruptcy filings by many of our customers in previous years, which could occur again and cause us to recognize more allowances for doubtful accounts receivable. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industries could cause potential credit losses from our significant customers, which could adversely impact our future earnings or financial condition.
Our debt may increase our vulnerability to economic or business downturns.
We are vulnerable to higher interest rates because interest expense on certain of our borrowings is based on margins over a variable base rate. We may experience material increases in our interest expense as a result of increases in general interest rate levels. If we were to breach covenants in our lending facilities, our lenders could exercise their remedies related to any material breaches, including acceleration of our payments and taking action with respect to their loan security. For the year ended December 31, 2013, we were not in compliance with two of our debt covenants under our primary credit facility with Fifth Third Bank. We received a waiver from the bank for failing to meet these requirements as of December 31, 2013. We cannot ensure that the bank would provide additional waivers if we are not in compliance with our debt covenants in the future.

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

(1)
On February 16, 1998 our Board of Directors ratified and formalized an existing relationship in connection with our leasing of facilities from K&R, LLC ("K&R"), which is wholly-owned by Kletter Holding, LLC, the sole member of which was Harry Kletter. As of December 31, 2013, Mr. Kletter was our principal shareholder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, our Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed an advisory position in connection with K&R transactions with the Company. See also Note 2 - "Management Services Agreement with Algar, Inc." and Note 5 - "Lease Commitments" for additional information regarding Mr. Oliver's role as the executor of Mr. Kletter's trust and an Irrevocable Proxy he received from Mr. Kletter, K&R and the Harry Kletter Family Limited Partnership. The rent beginning January 1, 2008 became $582.0 thousand per annum, payable at the beginning of each month in an amount equal to $48.5 thousand. This fixed minimum rent adjusts each five years in accordance with the consumer price index ("CPI"). Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI as stated in the lease agreement. The fixed minimum rent also increases to $750.0 thousand per annum, in an amount equal to $62.5 thousand per month in the event of our change in control. We must pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. Under the lease, we must also cover any damages arising out of our use of the leased property, unless such damages are caused by K&R’s negligence. In an addendum to the K&R lease as of January 1, 2005, the rent was increased $4.0 thousand as a result of the improvements made to the property in 2004. For years 2005 through 2012, the payments to K&R by the Company of $4.0 thousand for additional rent and the monthly payment from K&R to the Company of $3.9 thousand for a promissory note were offset. As of December 31, 2012, this note was paid in full.

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
Our operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the processing of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities in material amounts could exist, including cleanup obligations at these facilities or at off-site locations where we disposed of materials from our operations, which could result in future expenditures that we cannot currently estimate and which could reduce our profits. ISA records liabilities for remediation and restoration costs related to past activities when our obligation is probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred. Such compliance has not historically constituted a material expense to us.

Item 4.	Mine Safety Disclosures.
Not applicable.

PART II

Item 5.	Market for ISA’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
ISA common stock is traded on the NASDAQ Capital Market under the symbol “IDSA.” On May 3, 2010, the Board of Directors declared a 3-for-2 stock split effected by a 50% stock dividend. The stock dividend was issued to holders of record as of May 17, 2010, and paid June 1, 2010. All share numbers and prices in this Form 10-K have been adjusted to reflect the impact of this stock split. High and low sales price of the common stock price is summarized as follows:

	2013		2012
Quarter Ended	High	Low	High	Low
March 31	$3.82	$2.35	$6.95	$4.76
June 30	$3.49	$2.53	$5.66	$4.43
September 30	$2.64	$1.47	$5.22	$3.02
December 31	$3.45	$1.74	$3.94	$2.03
There were approximately 153 shareholders of record as of December 31, 2013.
Our Board of Directors did not declare any dividends in 2013 or 2012.
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
On November 15, 2005, our Board of Directors authorized a program to repurchase up to 300.0 thousand shares of our common stock at current market prices. We did not repurchase any shares in 2013 or 2012. There are approximately 133.3 thousand shares still available for repurchase under this program.

Item 6.	Selected Financial Data.
Selected Financial Data

	(Amounts in thousands, except per share data)
Year ended December 31:	2013	2012	2011	2010	2009
Total revenue	$136,753	$194,232	$277,213	$344,169	$181,925
Net (loss) income	$(13,816)	$(6,620)	$(3,881)	$8,053	$5,285
Earnings (loss) per common share:
Basic	$(1.96)	$(0.95)	$(0.56)	$1.22	$0.91
Diluted	$(1.96)	$(0.95)	$(0.56)	$1.21	$0.91
Cash dividends declared per common share	$—	$—	$—	$—	$—
At year end:
Total assets	$44,032	$63,323	$80,970	$106,162	$66,674
Long term debt and capital lease obligations, net of current maturities	$16,889	$23,369	$26,688	$43,623	$16,654

The recycling and waste management businesses are highly competitive and are subject to various market and company risks. See Item 1A. - "Risk Factors" for a discussion of the material risks related to our operations. Due to these risks, past performance is not necessarily indicative of future financial condition or results of operations.
In 2009, ISA expanded into the stainless steel and high-temperature alloys recycling business by acquiring certain operating assets and hiring key employees. ISA also began our shredder operations in mid-2009. These events increased our revenues by expanding our sales and improving our product efficiencies. In 2011, the price of nickel, the key metal in stainless steel blends, decreased in the second quarter, reaching its low in November of that year. Demand for stainless steel also decreased. In response to these conditions, we made an adjustment of $3.4 million in the third quarter of 2011 to lower our inventory value to lower of cost or market. These events negatively affected our sales and net income in 2011. Although we were not required to adjust inventory values in 2012, the price of nickel remained low, averaging only $7.91 per pound for the year as compared to an average of $10.35 per pound in 2011. Demand for stainless steel also remained low. These events negatively affected our sales and net income in 2012. We did not have a lower of cost or market adjustment in 2012; however, we recorded a goodwill impairment loss of $6.8 million. As a result of changes in our long-term projections for stainless steel sales due to decreasing demand for stainless steel and other nickel-based metals, the recycling reporting unit's fair value did not exceed its carrying value.
In 2013, demand for stainless steel and nickel prices remained low. In the third quarter of 2013, a continuing reduction in market demand and prices for stainless steel blends occurred, which led to a reduction in stainless steel sales volumes and average stainless steel selling prices. Nickel averaged $6.97 per pound for the nine month period ended September 30, 2013. Management determined that the continued decline in demand and prices caused an impairment in our stainless steel inventory value as of September 30, 2013. A lower of cost or market assessment was performed for our nickel content inventories in the fourth quarter of 2013. The assessment embodied the assumption of immediate sale of these blends in their current state. We recorded an inventory write-down of $1.9 million at September 30, 2013. Based on the final sale price of the remaining inventory in the fourth quarter of 2013 and the first quarter of 2014, we recorded an additional NRV inventory write-down of $325.0 thousand at December 31, 2013. In the fourth quarter of 2013, management discontinued the production of stainless steel blends, which is a subset of the stainless steel market, and recorded an impairment loss for the remaining intangibles carrying value, net of amortization, relating to the acquisition of the stainless business of approximately $3.5 million. These events negatively affected our sales and net income in 2013.

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
General
On December 2, 2013, we entered into a Management Services Agreement (the “Management Agreement”) with Algar, Inc. ("Algar").  Under the Management Agreement, Algar provides us with day-to-day senior executive level operating management supervisory services. Algar also provides business, financial, and organizational strategy and consulting services, as our board of directors may reasonably request from time to time. We expect management fees to Algar to be $25.0 thousand to $35.0 thousand per month.
On April 1, 2013, we entered into a Management Services Agreement with Blue Equity, LLC (the "Blue Equity Management Agreement"). The Blue Equity Management Agreement also provided that Blue Equity would provide business, financial, and organizational strategy and consulting services, as our board of directors might request from time to time. The Blue Equity Management Agreement was terminated effective July 31, 2013. We paid Blue Equity $85.0 thousand per month during the term of the agreement.
We are primarily focusing our attention now and in the future towards our Recycling segment. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shredding, cutting and/or baling. We will also continue to focus on initiating growth in our management services business segment and our waste and recycling equipment sales, service and leasing division.
In 2009, we expanded into the stainless steel recycling market for super alloys and high temperature metals by purchasing inventories and related equipment from Venture Metals, LLC ("Venture") and hiring two of its key executives. Through November of 2013, we bought and sold stainless steel and high-temperature alloys to steel mills like North American Stainless, our primary customer. The multi-million-dollar shredder project, completed in June 2009, expanded our processing capacity, and allows us to offer specialty grades of scrap and improves end-product quality. The shredder began operations on July 1, 2009. In the last quarter of 2009, we improved the Grade Lane location and added a new entrance for our ISA Alloys operations, which we moved from the Camp Ground Road location to 7100 Grade Lane in November 2009. In July 2010, we purchased certain Venture intangibles, including the customer list and trade name, and entered into a non-compete agreement to protect our market position. In the fourth quarter of 2013, management discontinued the production of stainless steel blends within this division. Stainless steel blends are a subset of the stainless steel market. On July 2, 2012, we opened the ISA Pick.Pull.Save used automobile yard, which is considered a new product line within the recycling segment.
We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers. Currently, we service approximately 900 customer locations throughout the United States and Canada and we utilize an active database of over 7,000 service companies and vendors, which include haulers and recyclers, landfill and disposal facilities, and equipment manufacturers and maintenance service providers to provide timely, thorough and cost-effective service to our customers.
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

Liquidity and Capital Resources
Our cash requirements generally consist of working capital, capital expenditures and debt service. Our primary sources of liquidity are cash flows generated from operations and the various borrowing and factoring arrangements described below, including our revolving credit facility. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash.
As of December 31, 2013, we held cash and cash equivalents of $1.6 million. We maintain a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of December 31, 2013, the balance in this account was $75.6 thousand. Other than this balance, our cash accounts are available to us without restriction.
Factoring arrangements
We have entered into factoring agreements with various European financial institutions to sell our accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any factored accounts after the factoring has occurred. We utilize factoring arrangements as an integral part of our financing for working capital. The aggregate gross amount factored under these facilities was $31.9 million, $59.9 million and $99.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The cost of factoring such accounts receivable for the years ended December 31, 2013, 2012 and 2011 was $121.6 thousand, $199.5 thousand and $342.8 thousand, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our financial condition.

Credit facilities and notes payable
On February 21, 2014, the Company entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (the “Credit Agreement”), including the First Amendment to Credit Agreement dated as of April 14, 2011, the Second Amendment to Credit Agreement dated as of November 16, 2011, the Third Amendment to Credit Agreement dated as of March 2, 2012, the Fourth Amendment to Credit Agreement dated as of August 13, 2012, the Fifth Amendment to Credit Agreement dated as of November 14, 2012 and the Sixth Amendment to Credit Agreement dated as of April 1, 2013 (collectively, the "Previous Amendments") as follows. Pursuant to the Credit Agreement, as amended, the Bank has provided the Companies a revolving credit facility and a term loan described below. The Seventh Amendment extended the maturity date of both the revolving credit facility and the term loan from April 30, 2014 to July 31, 2015. The Seventh Amendment decreased the interest rate on both the revolving credit facility and term loan by 1.00% to equal the one month LIBOR plus four hundred basis points (4.00%) through June 30, 2014. The interest rate will increase effective July 1, 2014 by 2.00% to equal the one month LIBOR plus six hundred basis points (6.00%) through September 30, 2014. The interest rate will increase effective October 1, 2014 by an additional 2.00% to equal the one month LIBOR plus eight hundred basis points (8.00%) and continuing thereafter. The Seventh Amendment decreased the maximum revolving commitment by $10.0 million to $15.0 million until September 30, 2014. On October 1, 2014, the maximum revolving commitment will decrease by $2.5 million to $12.5 million through the termination date. The Seventh Amendment increased the eligible inventory available for calculating the borrowing base effective February 21, 2014 to 60.0% of up to $12.5 million in eligible inventory. The Seventh Amendment decreased the principal payment on the term loan by $80.0 thousand to $25.0 thousand per month on March 1, and April 1, 2014. Principal payments then increase by $25.0 thousand to $50.0 thousand, payable on the first day of each month until the sale of certain real estate owned by ISA, at which time a new payment will be calculated based on net proceeds from the sale. The Seventh Amendment reduced the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") to no less than 1.0 to 1.0 for the period ending September 30, 2014. The Seventh Amendment also provided a waiver of the Fixed Charge Coverage Ratio covenant default for the quarters ended June 30, September 30 and December 31, 2013.  The Seventh Amendment requires that unfunded capital expenditures should not exceed $500.0 thousand. The Seventh Amendment also requires that the sum of the Company's cash balances plus the amount of unused revolving line of credit availability under the borrowing base equal or exceed a specified amount in the aggregate for certain time periods ("Minimum Liquidity Covenant") as follows: $200.0 thousand for any month end beginning February 28 and ending on June 30, 2014; $500.0 thousand for any month end beginning on July 31 and ending on December 31, 2014; and $1.0 million for any month end beginning on or after January 31, 2015. The Seventh Amendment added a minimum consolidated adjusted EBITDA ("Minimum EBITDA") requirement stating that the Minimum EBITDA shall not fall below (i) $250.0 thousand for the calendar year to date period ending on March 31, 2014, (ii) $500.0 thousand for the calendar year to date period ending on June 30, 2014 (iii) $750.0 thousand for the calendar year to date period ending on September 30, 2014, and (iv) $1.0 million for each calendar year to date ending on or after December 31, 2014. The Seventh Amendment requires ISA to periodically provide the Bank with a business plan and its strategy for obtaining certain growth metrics. In addition, the Company also agreed to perform other customary commitments and pay a fee totaling $200.0 thousand to the Bank by the end of the year.  All other terms of the Credit Agreement and Previous Amendments remain in effect. In connection with the Seventh Amendment, the Company amended and restated both the term loan not (the "Amended and Restated Term Loan Note") and the revolving loan note (the "Amended and Restated Revolving Loan Note"), issued to the Bank under the Credit Agreement.

On October 15, 2013, WESSCO, LLC ("WESSCO"), a wholly-owned subsidiary of the Company, signed two promissory notes (collectively, the "KY Bank Notes") in favor of The Bank of Kentucky, Inc. ("KY Bank"), one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay the Bank $3.0 million against the Company’s loan from that bank (the “Fifth Third Loan”). WESSCO expects to use the Line of Credit Note to purchase additional equipment.  The Company is a guarantor of the KY Bank Notes.  The Company has also signed a $3.0 million demand promissory note (the “Company Note”) in favor of WESSCO in exchange for the proceeds of WESSCO’s Term Note.

In connection with these transactions, WESSCO executed a Reaffirmation of Guaranty and Security (the “Fifth Third Security Document”), through which it guarantees the Fifth Third Loan and grants Fifth Third Bank a security interest in its assets.

As security for the KY Bank Notes, WESSCO provided KY Bank a first priority security interest in all of its assets, including the Company Note, pursuant to a Security Agreement (the “Security Agreement”). The KY Bank Notes impose a Fixed Charge Coverage Ratio Covenant on WESSCO under which: (i) the sum of (a) WESSCO’s earnings before interest, taxes, depreciation, rent, and interest expense, less distributions and (b) unfunded capital expenditures, divided by (ii) the sum of (x) the current portion of long term debt due for the period, (y) interest expense and (z) rent expense is required to be at least 1.15 to 1 at all times.  KY Bank will test this ratio annually measured for periods starting January 1 and ending December 31. The Security Agreement also contains other customary covenants.

The interest rate on the KY Bank Notes and the Company Note is equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which have a final maturity date of October 14, 2019.  As of December 31, 2013, the interest rate was 3.67%. In the event of a default, the interest rate under the KY Bank Notes (but not the Company Note) will increase by five percent (5.00%).  Events of default under the KY Bank Notes include (a) the failure to pay (i) any installment of principal or interest payable pursuant to the Term Note or the Line of Credit Note on the date when due, or (ii) any other amount payable to KY Bank under the KY Bank Notes, the Security Agreement or any of the other Loan Documents within five (5) days after the date when any such payment is due in accordance with the terms thereof; (b) the occurrence of any default under the Fifth Third Security Document; (c) the occurrence of any default under any of the documents evidencing or securing any other loan made to WESSCO or the Company (except that if there is an event of default under the documents evidencing the Fifth Third Loan, it will not constitute an event of default under the KY Bank Notes if Fifth Third Bank and the Company enter into a forbearance agreement within sixty (60) days of that event of default); and (d) the occurrence of any other “Event of Default” under the Security Agreement or any of the other Loan Documents. The only event of default under the Company Note is the failure of the Company to pay all funds due to WESSCO on demand.

The principal under the Term Note is payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. Interest will be calculated as noted above and paid each month. The first payment commenced November 1, 2013, and the final unpaid principal amount of $60.0 thousand, together with  all accrued and unpaid interest, charges, fees, or other advances, if any, is to be paid on November 1, 2018. As of December 31, 2013, the outstanding balance on the Term Note was $2.9 million. With respect to the Line of Credit Note, WESSCO may request advances up to $1.0 million for twelve (12) months after the effective date of the Line of Credit Note (the "Draw Period").  Advances are limited to eighty percent (80%) of the purchase price for equipment.  Advances made to WESSCO that have been repaid may be re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the Line of Credit Note must be made monthly. The total of all advances, less any repayments, through the end of the Draw Period, will equal the principal balance of the Line of Credit Note, and no further advances may be made after the Draw Period.  At the conclusion of the Draw Period, the principal and interest is payable in sixty (60) monthly installments commencing on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, must be paid by October 14, 2019. As of December 31, 2013, the outstanding balance on the Line of Credit Note was $307.7 thousand.

WESSCO cannot make demand for payment of the Company Note before December 31, 2016. In connection with these transactions, WESSCO paid loan fees totaling $20.0 thousand and other customary fees.
The Sixth Amendment extended the maturity date of both the revolving credit facility and the term loan from October 31, 2013 to April 30, 2014. The Sixth Amendment also provided a waiver of the ratio of debt to adjusted EBITDA for the preceding twelve months (the "Senior Leverage Ratio") and the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") covenant defaults for the quarter ended December 31, 2012. The Sixth Amendment eliminated the Senior Leverage Ratio for the remaining term of the loan. The Sixth Amendment reduced our covenant to maintain the Fixed Charge Coverage Ratio to 0.6 to 1.0 for the quarter ended March 31, 2013. This ratio was calculated using a trailing 3-month basis for that quarter. Beginning with the quarter ended June 30, 2013, the Fixed Charge Coverage Ratio requirement returned to 1.20 to 1.0 and was tested on a trailing 12-month basis as of each quarter end date. The Sixth Amendment increased our interest rate on both the revolving credit facility and term loan by 1.75% and 1.50%, respectively, to equal the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. For the quarter ended March 31, 2013, the Sixth Amendment required a Minimum Liquidity Covenant of at least $3.0 million. The Sixth Amendment decreased the eligible inventory available for calculating the borrowing base effective April 1, 2013 to 57.5% of eligible inventory up to $12.5 million, and then to 55.0% of eligible inventory up to $12.5 million effective June 18, 2013 upon the delivery of the May 31, 2013 borrowing base certificate.
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
The First Amendment (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents. Under the April Amendment, the Company was permitted to borrow the lesser of $45.0 million (the "Maximum Revolving Commitment") or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $18.0 million. The Second Amendment decreased our Maximum Revolving Commitment to $40.0 million.
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

With respect to the revolving credit facility, the interest rate at December 31, 2013 was one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. As of December 31, 2013, the interest rate was 5.25%. We also paid a fee of 0.75% on the unused portion. Under the Seventh Amendment the revolving credit facility expires on July 31, 2015. As of December 31, 2013, the outstanding balance on the revolving line of credit was $13.3 million.
Beginning with the Sixth Amendment, the original $8.8 million term loan provides for an interest rate that is equal to the interest rate for the revolving credit facility and was 5.25% as of December 31, 2013. Principal and interest is payable monthly, originally in 36 consecutive installments of approximately $125.0 thousand. The first such payment commenced September 1, 2010 and continued through February 2014. The Seventh Amendment then changed the payment schedule as described above. In addition, the term loan agreement provides that we are to make an annual payment equal to 25% of (i) our adjusted EBITDA, minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Based on 2013 operating results, no annual payment will be required in 2014 for the 2013 fiscal year. The next annual payment will be due on April 30, 2015 (or earlier, upon completion of the Companies' financial statements for the fiscal year ending December 31, 2014). Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of December 31, 2013, the outstanding balance on the term loan was $1.5 million.
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
In our original Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of the Senior Leverage Ratio of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of the Fixed Charge Coverage Ratio of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ended March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ended June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ended September 30, 2012 and decreased to 3.25 to 1 for the period ended December 31, 2012. The Senior Leverage Ratio was eliminated after December 31, 2013 by the Sixth Amendment. In 2012, the Senior Leverage Ratio was, in each quarter, calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The Sixth Amendment reduced the Fixed Charge Coverage Ratio requirements and added a Minimum Liquidity Covenant requirement, as noted above. The Seventh Amendment decreased our Fixed Charge Coverage Ratio, decreased the limitation on capital expenditures, added Minimum Liquidity Covenant requirements and added Minimum EBITDA requirements, as noted above.
As of December 31, 2013, we were not in compliance with the Fixed Charge Coverage ratio for the quarter due to insufficient earnings. As of December 31, 2013, our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was (0.58) and our capital expenditures totaled $1.1 million. As of December 31, 2013, we have $1.1 million under our existing credit facilities that we can use based on the bank waiver received.
On April 12, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “April Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is 5.68% per annum. Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payment commenced on the 20th day of May, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, comes due on or before April 20, 2015. As security for the April Note, we granted the Bank a first priority security interest in the equipment purchased with the proceeds of the April Note. As of December 31, 2013, the outstanding balance of the April Note was $75.3 thousand.
On August 9, 2011, we entered into a Loan and Security Agreement (the “August Agreement”) with the Bank pursuant to which the Bank agreed to loan the Company funds pursuant to a Promissory Note (the “August Note”) in the amount of $115.0 thousand for the purpose of purchasing operating equipment. The interest rate is 5.95% per annum. Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015. As security for the August Note, we granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of December 31, 2013, the outstanding balance of the August Note was $51.3 thousand.
On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is 5.20% per annum. Principal and interest is payable in 48 equal monthly installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the October Note, we provided the Bank a first priority security interest in the equipment purchased with the proceeds. As of December 31, 2013, the outstanding balance on the October Note was $297.9 thousand.
Swap agreements
In previous years, we entered into three interest rate swap agreements with BB&T swapping variable rates based on LIBOR for fixed rates. The first swap agreement covers approximately $3.6 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement commenced October 15, 2008 and no longer covers any debt as it matured on May 7, 2013. The third swap agreement commenced October 22, 2008 and no longer covers any debt as it matured on October 22, 2013. The one remaining swap agreement with BB&T fixes our interest rate at 5.89%. At December 31, 2013, we recorded the estimated fair value of the liability related to the remaining swap at approximately $49.1 thousand. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreement. As of December 31, 2013, the balance in this account was $75.6 thousand.
In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.9 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At December 31, 2013, we recorded the estimated fair value of the liability related to this swap at approximately $22.2 thousand.
We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts and forecasted amounts.     See Note 1 – “Summary of Significant Accounting Policies – Derivative and Hedging Activities” in the Notes to Consolidated Financial Statements for additional information about these derivative instruments.
During 2013, we paid $1.1 million for improvements, property and equipment. We paid $185.0 thousand for dirt, gravel, landscaping, concrete and building improvements. In the recycling segment we paid $213.4 thousand for containers, nitron analyzers, hoppers and other equipment and improvements. In the equipment sales, leasing and service segment, we purchased $614.0 thousand in rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers and containers. It is our intention to continue to pursue this market. We put into service an ATM and security system for which we paid $42.0 thousand in the prior year, and we purchased and upgraded vehicles for $74.6 thousand. We received $129.7 thousand in proceeds from the sale of property and equipment. We received $770.0 thousand from the sale of an intangible asset, and we received $500.0 thousand as a deposit for the potential purchase of a piece of real property by a related party.
We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs for the next year and beyond, assuming compliance with the covenants in our Credit Agreement, as amended or continued waivers thereof and assuming compliance with the covenant in our KY Bank Notes. See “Financial condition at December 31, 2013 compared to December 31, 2012” section for additional discussion and details relating to cash flow from operating, investing, and financing activities. We do not have any material capital expenditure commitments as of December 31, 2013.
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

Estimates
In preparing the consolidated financial statements in conformity with GAAP, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates associated with annual impairment tests, estimates of realizability of deferred income tax assets and liabilities, estimates of inventory balances, and estimates of stock option values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of inventory and machinery and equipment, and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.
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
Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2013, the estimated fair value of our debt instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the LIBOR rate. There is no readily available market by which to determine fair value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.
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
In accordance with this guidance, the following tables represent our fair value hierarchy for financial instruments, in thousands, at December 31, 2013 and 2012:

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2013:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,589	$—	$—	$1,589
Liabilities
Long term debt	$—	$(18,486)	$—	$(18,486)
Derivative contract - interest rate swap	—	(71)	—	(71)

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2012:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,926	$—	$—	$1,926
Liabilities
Long term debt	$—	$(25,056)	$—	$(25,056)
Derivative contract - interest rate swap	—	(250)	—	(250)
We have had no transfers in or out of Levels 1 or 2 fair value measurements. Other than the 2013 impairment of intangibles and the 2012 impairment of goodwill, we have had no activity in Level 3 fair value measurements for the years ended December 31, 2013 or 2012. For Level 3 assets, goodwill, if any, is subject to impairment analysis each year end in accordance with ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment. See also Note 3 –“Goodwill and Intangibles” in the Notes to Consolidated Financial Statements for additional information on third party valuations and the impairment losses for goodwill and intangibles in 2013 and 2012.
Accounts receivable and allowance for doubtful accounts receivable
Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $100.0 thousand at December 31, 2013 and December 31, 2012. Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, estimated settlement adjustments, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables nor do we normally require collateral for receivables.
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

Inventory
Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, scrap metals and fiber scrap and are valued at the lower of average purchased cost or market using the specific identification method based on individual scrap commodities. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of inventory. We record the loss in cost of sales in the period during which we identified the loss. Prices of commodities we own may be volatile. We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.
We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded net realizable value of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of sales) to the lower of cost or market.
In the third quarter of 2013, a continuing reduction in market demand and prices for stainless steel occurred, which led to a reduction in stainless steel sales volumes and average stainless steel selling prices, resulting in ISA recording a net realizable value (“NRV”) inventory write-down of $1.9 million at September 30, 2013. Based on the final sale price of the remaining inventory in the fourth quarter of 2013 and the first quarter of 2014, we recorded an additional NRV inventory write-down of $325.0 thousand at December 31, 2013. As a result of reduced market prices and management's determination to discontinue the production of stainless steel blends, a lower of cost or market assessment was performed for our nickel content inventories as described above. The assessment embodied the assumption of immediate sale of these blends in their current state. A write-down was not necessary in 2012.
As of June 2012, we adopted a new method for estimating residual value amounts for automotive vehicle parts and appliances held in inventory. The new method was adopted due to the ongoing evaluation of our experience with the materials produced from our shredder operations. This change in estimate provides a more accurate value of these residual values in inventory and was applied prospectively in accordance with the Financial Accounting Standards Board's ("FASB") authoritative guidance titled “Accounting Standards Codification ("ASC") Topic 250 - Accounting Changes and Error Corrections." The impact of this change resulted in a one-time increase in the cost of sales of $352.1 thousand during the quarter of implementation.
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
We review goodwill and intangibles at least annually for impairment based on the fair value method prescribed in FASB’s authoritative guidance in ASC Topic 350 - "Intangibles - Goodwill and Other" and ASC Topic 360 - "Property, Plant, and Equipment." In 2012, as a result of changes in our long-term projections for stainless steel sales due to decreasing demand for stainless steel and other nickel-based metals, we recorded a goodwill impairment loss of approximately $6.8 million.
See Note 3 - "Goodwill and Intangible Assets" in the Notes to Consolidated Financial Statements for additional information regarding the goodwill impairment loss.

Intangibles
Purchased intangible assets are initially recorded at cost and finite life intangible assets are amortized over their useful economic lives on a straight line basis. Intangible assets having indefinite lives and intangible assets that are not yet ready for use are not amortized and are reviewed annually for impairment as required by the FASB's ASC.
Intangible assets are considered to have indefinite lives when, based on an analysis of all of the relevant factors, there is no foreseeable limit to the period over which the asset is expected to generate cash flows for the Company. The factors considered in making this determination include the existence of contractual rights for unlimited terms and the life cycles of the products and processes that depend on the asset. The Company has no intangible assets having indefinite lives.
Due to the continued decline in market-dependent variables, including prices of stainless steel materials, management determined the Company should discontinue production of stainless steel blends, a subset of the stainless steel market, in the fourth quarter of 2013. With this change in strategy, management determined the value of the intangible assets related to the stainless steel blend business was fully impaired. The Company recorded an impairment loss of approximately $3.5 million for the remaining value of these intangible assets in that quarter. See also Note 1 – “Summary of Significant Accounting Policies – Intangibles,” and Note 3 –“Goodwill and Intangibles” in the Notes to Consolidated Financial Statements.
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
Beginning in July 2012 and ending in October 2012, we briefly used derivative instruments in the form of commodity hedges to assist in managing our commodity price risk. We do not enter into any commodity hedges for trading purposes. We include the gain or loss on the hedged items and the offsetting loss or gain on the related commodity hedge in cost of sales. We assess the effectiveness of a commodity hedge contract based on changes in the contracts fair value. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. The amounts representing the ineffectiveness of these hedges are not expected to be significant.
See also Note 1 - "Summary of Significant Accounting Policies - Derivative and Hedging Activities" in the Notes to Consolidated Financial Statements for additional information regarding these derivative instruments.
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
We recognize uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC.  The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We have no liability for uncertain tax positions recognized as of December 31, 2013 and 2012.
See also Note 8 - "Income Taxes" in the Notes to Consolidated Financial Statements for additional information regarding income taxes and related assets.

Stock Option Plans
We have an employee stock option plan under which we may grant options for up to 2.4 million shares of common stock, which are reserved by the board of directors for issuance of stock options. We account for this plan based on FASB’s authoritative guidance titled "ASC Topic 718 - Compensation - Stock Compensation." We recognize share-based compensation expense for the fair value of the awards, as estimated using the Modified Black-Scholes-Merton Model, on the date granted on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. The maximum term of the option is five years.
Results of Operations
The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Income bear to total revenues and other pertinent data:

Year ended December 31,	2013	2012	2011
Consolidated Statements of Income Data:
Total revenue	100.0%	100.0%	100.0%
Total cost of sales	100.0%	97.0%	98.3%
Selling, general and administrative expenses	5.7%	4.1%	3.1%
Impairment loss, intangibles and goodwill	2.5%	3.5%	—%
Loss before other income (expense)	(8.2)%	(4.6)%	(1.4)%
The 3.0% increase in cost of sales as a percentage of revenue in 2013 as compared to 2012 is mainly due to the $2.2 million lower of cost or market inventory write down incurred in 2013 as well as a 29.6% decrease in revenue due to continued lower demand of stainless steel and other metals, but only a 27.5% decrease in cost of sales. The lower percentage decrease in cost of sales is partially due to the fact that we did not incur a lower of cost or market inventory write down in 2012 as compared with the $2.2 million write down in 2013. The 1.6% increase in selling, general and administrative expenses as a percentage of revenue in 2013 as compared to 2012 is mainly due to increased management, consulting and legal fees in 2013 as compared to 2012. In 2013, as a result of changes in our long-term strategy to discontinue the production of stainless steel blends, a subset of the stainless steel market, due to continued low demand for stainless steel and other nickel-based metals, we recorded an intangibles impairment loss of $3.5 million. In 2012, as a result of changes in our long-term projections for stainless steel sales due to low demand for stainless steel and other nickel-based metals, the recycling reporting unit's fair value did not exceed its carrying value. We recorded a goodwill impairment loss of $6.8 million.
The 1.3% decrease in cost of sales as a percentage of revenue in 2012 as compared to 2011 is mainly due to a 29.9% decrease in revenue due to continued lower demand of stainless steel and other metals with a 30.9% decrease in cost of sales. The higher percentage decrease in cost of sales is partially due to the fact that we did not incur a lower of cost or market inventory write down in 2012 as compared with the $3.4 million write down in 2011 and we had lower direct labor cost in 2012 as compared to 2011 due to fewer employees, less overtime, and decreased production as a result of continued lower demand of stainless steel and other metal products. We did not record any impairment losses in 2011.
Accumulated Other Comprehensive Income (Loss)
Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other accumulated comprehensive loss for our derivative instruments are recorded net of the related income tax effects. Refer to Note 1 – “Summary of Significant Accounting Policies - Derivative and Hedging Activities” in the Notes to Consolidated Financial Statements for additional information about our derivative instruments.

The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 31, 2013 and 2012.

Total accumulated other comprehensive loss as of 1/1/12	$(290)
Unrealized gain on derivative instruments, net of tax, during 2012	140

Total accumulated other comprehensive loss as of 12/31/12	(150)
Unrealized gain on derivative instruments during 2013	79

Total accumulated other comprehensive loss as of 12/31/13	$(71)
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Total revenue decreased $57.4 million or 29.6% to $136.8 million in 2013 compared to $194.2 million in 2012. With respect to the Recycling segment, Recycling revenue decreased $57.6 million or 30.8% to $129.4 million in 2013 compared to $187.0 million in 2012. This change was primarily due to a 31.6 million pound or 38.0% decrease in the volume of stainless steel shipments. Substantially all of our stainless steel sales are to one customer. We do not have any long-term contracts with this customer or any other customer. We negotiate sale and purchase orders on a daily and monthly basis in the ordinary course of business. In response to the overall decrease in demand for stainless steel, this customer decreased our sales orders received beginning in the second quarter of 2011 and continuing through 2012 and the first quarter of 2013. Although sales orders received from this customer increased in the second quarter of 2013, they decreased again in the third quarter of 2013. Due to the high level of uncertainty regarding the economic environment and stainless steel market, management does not expect the sales volume of stainless steel blends, a subset of the stainless steel market, to increase in the foreseeable future. In the fourth quarter of 2013, management determined to discontinue the production of these blends, which contributed to the decrease in sales orders in that quarter. The volume of ferrous and nonferrous materials shipments also decreased by 11.5 thousand gross tons, or 8.0%, and 2.3 million pounds, or 6.8%, respectively.
While some scrap buyers provide consistently competitive prices from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In 2013, sales to repeat Recycling scrap buyers decreased by approximately $57.3 million, or 31.0% as compared to 2012. Within the amount sold to all Recycling scrap buyers in 2013, 3.3% of these sales were to new and competitively-priced, intermittent scrap buyers. In 2012, 5.2% of sales to all Recycling scrap buyers were to new and competitively-priced, intermittent scrap buyers. Sales during 2012 to non-recurring Recycling scrap buyers in 2013 totaled 6.7% of 2013 sales to all Recycling scrap buyers. Sales during 2011 to non-recurring Recycling scrap buyers in 2012 totaled 7.8% of 2012 sales to all Recycling scrap buyers. In addition to the reduction in volume, total revenue was also affected by the decrease in overall average commodity prices for all materials shipped by $172.30 per gross ton, or 21.2%. Specifically, the year-to-date average nickel price per pound on the London Metal Exchange in 2013 decreased 14.0% as compared to the year-to-date average nickel price per pound in 2012. Nickel is a key commodity used in stainless steel blends.
With respect to the Waste Services segment, Waste Services revenue increased $0.2 million or 2.8% to $7.4 million in 2013 compared to $7.2 million in 2012, primarily due to increased management and rental revenue of approximately $0.2 million in 2013. Many of our customers grew and their business per location increased in 2013, which required higher volumes of service and increased management revenue by $114.3 thousand as compared to 2012. Our rental revenue increased by $82.7 thousand and equipment sales increased by $32.3 thousand in 2013 as compared to 2012. The average cardboard price was $10.21 per ton higher in 2013 as compared to 2012, which also increased cardboard recycling revenue. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services revenue between periods.
Total cost of sales decreased $51.5 million or 27.3% to $136.8 million in 2013 compared to $188.3 million in 2012. With respect to the Recycling segment, Recycling cost of sales decreased $51.6 million or 28.2% to $131.4 million in 2013 compared to $183.0 million in 2012. This decrease was primarily due to decreases in the volume of purchases of stainless steel, ferrous, and nonferrous materials of 37.2 million pounds, or 45.4%, 22.9 thousand gross tons, or 14.6% and 5.9 million pounds, or 15.9%, respectively, along with the decreased volume of shipments noted above.

Other decreases in cost of sales were as follows:

•
a decrease of $0.6 million in direct labor costs and employment taxes and fees due to fewer average employees on the weekly payroll in 2013 as compared to 2012 and decreased production due to the continued decline in market demand for stainless steel and other metals;

•	a decrease of $0.3 million in fuel, lubricants, and hauling expenses;

•	a decrease of $0.3 million in depreciation;

•	a decrease of $0.2 million in operating supplies, including uniforms and torching materials due to fewer employees and decreased production;

•	a decrease of $0.1 million in repairs and maintenance expense; and

•	a decrease of $0.1 million in advertising, marketing, and entertainment expenses primarily due to the opening of the automobile parts yard in 2012.
In 2013, we incurred a lower of cost or market write-down of $2.2 million, which partially offset the decreases above. See Note 1 - "Summary of Significant Accounting Policies - Inventories" in the Notes to Consolidated Financial Statements for additional information. These decreases were also partially offset by an increase in the overall average commodity prices for materials purchased of $402.80 per gross ton, or 40.1%, and an increase of $0.3 million in processing costs.
With respect to the Waste Services segment, Waste Services cost of sales increased $0.1 million or 1.9% to $5.4 million in 2013 compared to $5.3 million in 2012, primarily due to costs related to increased equipment sales as well as an increase in service and repair expenses on equipment sold and rental equipment.
We have reclassified certain expenses in our income statement to more accurately reflect segment performance and we have reclassified cost of sales and selling, general and administrative expenses for the years ended December 31, 2012 and 2011 to be consistent with current presentation. These reclassifications had no effect on previously reported net loss.
We make certain assumptions regarding future demand, current replacement costs and net realizable value in order to assess that we have properly recorded inventory at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded net realizable value inventory adjustments of $2.2 million in the third quarter of 2013 to reduce the value of our inventory (and increase cost of sales) to the lower of cost or market. No such adjustment was made in 2012.
Selling, general and administrative ("SG&A") expenses decreased $0.3 million or 3.8% to $7.7 million in 2013 compared to $8.0 million in 2012. The decrease in SG&A expenses was primarily due to the following:

•
a net decrease in labor, benefit and bonus expenses of $1.0 million due to fewer average employees on the weekly payroll in 2013 as compared to 2012 and several managers and senior level officers leaving the Company in 2012 and 2013 without being replaced;

•	a decrease in depreciation expense of $0.2 million;

•	a decrease in insurance expense of $137.8 thousand;

•	a decrease in repairs and maintenance of $130.5 thousand;

•	a decrease in travel and meeting expenses of $61.3 thousand;

•	a decrease in utilities, telephone and other office expenses of $58.1 thousand; and

•	a decrease in employer taxes and fees of $49.9 thousand.

These decreases were partially offset by the following:

•
a net increase in the management fee, directors’ fees, and consulting fees of $1.0 million primarily due to consulting expenses required by our lender and management fees paid to Blue Equity, LLC in 2013;

•	a net increase in legal and accounting fees of $0.3 million primarily relating to review of the management services agreements entered into in 2013; and

•	a net increase in administrative and office supplies of $93.4 thousand.
As a percentage of total revenue, selling, general and administrative expenses were 5.7% in 2013 compared to 4.1% in 2012.
Interest expense decreased $0.1 million or 5.0% to $1.9 million in 2013 compared to $2.0 million in 2012 due to lower levels of debt held in 2013 as compared to 2012. The decrease in debt relates to principal payments made on existing debt in 2013 and holding a lower balance on the revolving credit facility with the Bank in 2013 as compared to 2012. The maximum revolving commitment was $25.0 million in 2013 and 2012. This revolving credit facility allows for funding temporary fluctuations in accounts receivable and inventory. We did not purchase any additional equipment using new term debt facilities in 2013 or 2012.
Other income was $74.6 thousand in 2013 compared to zero in 2012, an increase in other income of $74.6 thousand, as outlined in the table below describing the significant components for each year.
Significant components of other income (expense), in thousands, were as follows:

	Fiscal Year Ended December 31,
Description Other Income (Expense)	2013	2012
Write off old, outstanding checks	$65.4	$—
Other	9.2	—
Total other income, net	$74.6	$—
The income tax benefit decreased $5.6 million to a tax provision of $1.4 million in 2013 compared to a tax benefit of $4.2 million in 2012. The effective tax rates, including the goodwill and intangible impairment losses and the deferred tax asset valuation allowance, in 2013 and 2012 were (11.2)% and 38.6%, respectively, based on federal and state statutory rates. In 2013, management determined that only a portion of the state recycling equipment tax credit carry forwards would be realized and recorded a reserve for all other net deferred tax assets. This reserve increased income tax expense for the year. In 2011, the Internal Revenue Service conducted an examination of our 2009 income tax return and, per the final report, proposed changes amounting to approximately $735.0 thousand of additional taxes due for which we received an invoice early in 2012. This adjustment arose from our use of bonus depreciation rules for certain additions to shredding equipment which were determined to be disqualified for bonus depreciation. This resulting adjustment to 2009 depreciation deductions allowed us to file an amended U.S. tax return for 2010, pursuant to which we claimed additional depreciation deductions and resulting in a claim for a refund of income taxes paid amounting to approximately $113.0 thousand. The additional tax and refund due were accrued as of December 31, 2011. The payment was netted against the refund received in 2012 due to the 2012 net loss. The refund due was received in 2012 as well. Refer to Note 8 – “Income Taxes” in the Notes to Consolidated Financial Statements.
Financial Condition at December 31, 2013 compared to December 31, 2012
Cash and cash equivalents decreased $0.3 million to $1.6 million as of December 31, 2013 compared to $1.9 million as of December 31, 2012.
Net cash from operating activities was $5.5 million for the year ended December 31, 2013. The net cash from operating activities is primarily due to decreases in inventories of $7.7 million, receivables of $1.8 million, income tax receivable of $1.4 million and deferred income taxes of $1.0 million, and an increase in accounts payable of $0.3 million. Although shipping volumes of all materials increased by 705.4 gross tons, or 1.7%, in the fourth quarter of 2013 as compared to the fourth quarter of 2012, the overall average commodity prices for all materials shipped decreased by $121.43 per gross ton, or 17.6% for the same time period, which affected the accounts receivable balance. We also decreased purchasing activity for all materials by 6.7 thousand gross tons, or 16.4%, in the fourth quarter of 2013 as compared to the fourth quarter of 2012. The decrease in purchasing activity affects the accounts payable balance. Accounts receivable and payable balances are also affected by the timing of shipments, receipts, and payments throughout the quarter. We received tax refunds of $1.0 million in 2013 as compared to tax refunds of $2.8 million during 2012.
Net cash from investing activities was $0.3 million for the year ended December 31, 2013. During 2013, we paid $1.1 million for improvements, property and equipment. We paid $185.0 thousand for dirt, gravel, landscaping, concrete and building improvements. In the recycling segment we paid $213.4 thousand for containers, nitron analyzers, hoppers and other equipment and improvements. In the equipment sales, leasing and service segment, we purchased $614.0 thousand in rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers and containers. It is our intention to continue to pursue this market. We put into service an ATM and security system for which we paid $42.0 thousand in the prior year, and we purchased and upgraded vehicles for $74.6 thousand. We received $129.7 thousand in proceeds from the sale of property and equipment. We received $770.0 thousand from the sale of an intangible asset, and we received $500.0 thousand as a deposit for the potential purchase of a piece of real property by a related party.
We used net cash in financing activities of $6.2 million in the year ended December 31, 2013. During 2013, we made payments on debt obligations of $9.9 million and received $3.3 million in new borrowings. We also received $0.5 million in proceeds from the sale of our common stock. There were no cash dividends paid or common stock repurchases in 2013 or 2012.
Trade accounts receivable after allowances for doubtful accounts decreased $1.8 million or 13.9% to $11.5 million as of December 31, 2013 compared to $13.3 million as of December 31, 2012. This change was primarily due to the decreased overall average commodity prices for all materials shipped in the fourth quarter of 2013 as compared to the fourth quarter of 2012. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Recycling accounts receivable decreased $2.0 million or 15.7% to $10.5 million as of December 31, 2013 compared to $12.5 million as of December 31, 2012. The volume of stainless steel material shipments decreased by 10.5 million pounds, or 63.4%, and the volume of nonferrous material shipments decreased by 84.7 thousand pounds, or 1.0% during the fourth quarter of 2013 as compared to the fourth quarter of 2012. These decreases were partially offset by an increase in the volume of ferrous material shipments of 5.4 thousand gross tons, or 17.9% during the fourth quarter of 2013 as compared to the fourth quarter of 2012. The overall average commodity prices for all materials shipped in the fourth quarter of 2013 as compared to the fourth quarter of 2012 decreased as well.
Waste Services’ accounts receivable decreased $70.0 thousand or 7.9% to $960.0 thousand as of December 31, 2013 compared to $890.0 thousand as of December 31, 2012. In general, the accounts receivable balance fluctuates due to the timing of services and receipt of customer payments.
Inventories for sale consist principally of stainless steel alloys, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. We use the replacement parts included in inventory within a one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. We depreciate these replacement parts over a one-year life. Inventory decreased $7.7 million or 46.9% to $8.8 million as of December 31, 2013 compared to $16.5 million as of December 31, 2012. As the demand for stainless steel and other metals remained low in 2013, we decreased both shipping and purchasing activity throughout 2013 as compared to 2012, which affects our inventory levels. Specifically, in the fourth quarter of 2013, we decreased the volume of stainless steel and ferrous material purchases by 11.3 million pounds, or 92.9% and 2.2 thousand gross tons, or 11.3, respectively, as compared to the fourth quarter of 2012. Also, we shipped 17.7 million pounds, or 22.7%, of material more than we purchased, which decreased our inventory. Lower demand also put downward pressure on metal prices. The overall average price of commodities purchased in the fourth quarter of 2013 was $112.43, or 17.18%, lower than in the fourth quarter of 2012.

Inventories, in thousands, as of December 31, 2013 and December 31, 2012 consisted of the following:

	2013	2012
Stainless steel, ferrous, and non-ferrous materials	$7,153	$14,894
Waste equipment machinery	49	57
Other	30	36
Total inventories for sale	7,232	14,987
Replacement parts	1,550	1,542
Total inventories	$8,782	$16,529
As of December 31, 2013, stainless steel inventory consisted of 4.0 million pounds at a unit cost of $0.54 per pound. As of December 31, 2012, stainless steel inventory consisted of 11.8 million pounds at a unit cost of $0.777 per pound, which includes processing costs. As of December 31, 2013, ferrous inventory consisted of 6.7 thousand gross tons at a unit cost, including processing costs, of $309.61 per gross ton. As of December 31, 2012, ferrous inventory consisted of 9.6 thousand gross tons at a unit cost, including processing costs, of $365.34 per gross ton. As of December 31, 2013, nonferrous inventory consisted of 1.9 million pounds with a unit cost, including processing costs, of $1.31 per pound. As of December 31, 2012, nonferrous inventory consisted of 1.7 million pounds at a unit cost, including processing costs, of $1.307 per pound.
We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value (NRV) inventory adjustments totaling $2.2 million in the third and fourth quarters of 2013 to reduce the value of our inventory (and increase cost of sales) to the lower of cost or market. No adjustment was made in 2012.

Year	Inventory Type	Pounds	Unit Cost	Amount
2013	Stainless Steel	4,072,677	$0.538	$2,190,595
2012	Stainless Steel	11,764,546	$0.777	$9,135,348

Year	Inventory Type	Gross Tons	Unit Cost	Amount
2013	Ferrous	8,794	$323.427	$2,844,214
2012	Ferrous	9,644	$365.337	$3,523,355

Year	Inventory Type	Pounds	Unit Cost	Amount
2013	Non-ferrous	1,942,104	$1.090	$2,117,228
2012	Non-ferrous	1,710,374	$1.307	$2,235,564

Inventory aging for the period ended December 31, 2013 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$3,703	$757	$861	$1,832	$7,153
Replacement parts	1,550	—	—	—	1,550
Waste equipment machinery	—	—	—	49	49
Other	30	—	—	—	30
Total	$5,283	$757	$861	$1,881	$8,782

Inventory aging for the period ended December 31, 2012 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$8,070	$1,417	$470	$4,937	$14,894
Replacement parts	1,542	—	—	—	1,542
Waste equipment machinery	—	6	—	51	57
Other	36	—	—	—	36
Total	$9,648	$1,423	$470	$4,988	$16,529
Inventory in the "Over 90 days" category as of December 31, 2012 included several materials that were bought in bulk that had intrinsic values for stainless steel blends. We purchased a majority of the bulk materials in the second quarter of 2011 in anticipation of continued high demand for stainless steel shipments as well as other specialty metal shipments. These materials are low value items that can only be used in limited quantities. With continued low demand for stainless steel blends, we recorded an adjustment of $2.2 million to lower our stainless steel inventory to market value as of December 31, 2013. We sold the remaining stainless steel inventory in this category of approximately $1.2 million in the first quarter of 2014. This balance also includes $0.3 million in older automobile inventory held at the ISA Pick.Pull.Save automobile yard ("PPS") for continued harvesting of parts by retail customers and $0.3 million in an item we intend to process and sell.
Accounts payable trade increased $0.2 million or 3.5% to $6.6 million as of December 31, 2013 compared to $6.4 million as of December 31, 2012. Recycling accounts payable decreased $0.4 million or 7.8% to $4.7 million as of December 31, 2013 compared to $5.1 million as of December 31, 2012. This decrease was primarily due to decreased purchasing activity for stainless steel and ferrous materials near the end of the year. The volume of purchases of stainless steel, ferrous, and nonferrous materials decreased by 11.3 million pounds, or 92.9% and 2.2 thousand gross tons, or 11.3%, respectively, in the fourth quarter of 2013 as compared to the same period in 2012. The overall average commodity purchase prices for all materials decreased by $112.43 per gross ton, or 17.2%. Our accounts payable payment policy in the recycling segment is consistent between years. In general, the timing of payments made to our vendors will also affect the accounts payable balance.
Waste Services accounts payable decreased $0.1 million or 8.3% to $1.1 million as of December 31, 2013 compared to $1.2 million as of December 31, 2012. This change was primarily due to the timing of payments.
Working capital decreased $12.3 million to $12.8 million as of December 31, 2013 compared to $25.1 million as of December 31, 2012. Decreases in inventories of $7.7 million, in net accounts receivable of $1.8 million, in income taxes receivable of $1.4 million, in deferred tax assets of $0.3 million, in cash of $0.3 million and in prepaid expenses of $0.2 million, and increases in current maturities of long-term debt of $0.5 million, in related party deposits of $0.5 million, and in accounts payable of $0.2 million were positive contributors to working capital in 2013, partially offset by a decrease in the interest rate swaps of $0.2 million. During 2013, we used the positive working capital contributors to purchase property and equipment of $1.1 million and to decrease our term loans and revolving debt.

Contractual Obligations
The following table provides information with respect to our known contractual obligations for the year ended December 31, 2013:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$18,486	$1,597	$15,706	$1,183	$—
Operating lease obligations (1)	2,948	823	1,479	646	—
Deposit from related party	500	500	—	—	—
Total	$21,934	$2,920	$17,185	$1,829	$—

(1)
We lease our Louisville, Kentucky facility from K&R, LLC ("K&R"), which is wholly-owned by Kletter Holding, LLC, the sole member of which as of December 31, 2013 was Harry Kletter, our principal shareholder and former Chief Executive Officer, under an operating lease that, as of December 31, 2012, automatically renewed for a five-year option period under terms of the lease agreement unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. The rent was adjusted in January 2008 per the agreement to monthly payments of $48.5 thousand through December 2012. Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI index as stated in the lease agreement. In the event of a change of control, the monthly payments become $62.5 thousand. See Item 2. Properties -- Related Parties Agreements.

We also lease equipment from K&R for which monthly payments of $5.5 thousand are due through October 2015 and monthly payments of $5.0 thousand are due through April 2016.

We lease a management services operations facility and various pieces of equipment in Dallas, Texas for which monthly payments of $1.0 thousand are due through September 2014.

We subleased the Lexington property to an unaffiliated third party for a term that commenced March 1, 2007 and ended January 31, 2012 for $4.5 thousand per month. We leased this property from an unrelated party for $4.5 thousand per month. The lease terminated on February 10, 2012.
We lease a lot in Louisville, KY for a term that commenced in March 2012 and ends in February 2016. The monthly payment amount from March 2012 through February 2014 was $3.5 thousand. The monthly payment amount then increased to $3.8 thousand for the remaining term.

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
Total cost of sales decreased $84.2 million or 30.9% to $188.3 million in 2012 compared to $272.5 million in 2011. Recycling cost of sales decreased $84.0 million or 31.5% to $183.0 million in 2012 compared to $267.0 million in 2011. This decrease was primarily due to decreases in the volume of purchases of stainless steel, ferrous, and nonferrous materials of 8.3 million pounds, or 9.1%, 87.9 thousand gross tons, or 35.1% and 4.6 million pounds, or 11.0%, respectively, along with the decreased volume of shipments noted above. Also, in 2011, we incurred a lower of cost or market write-down of $3.4 million, which we did not in 2012. Other decreases in cost of sales were as follows:

•
a decrease of $1.2 million in direct labor costs due to fewer average employees on the weekly payroll in 2012 as compared to 2011 and decreased production due to the continued decline in market demand for stainless steel and other metals;

•	a decrease of $0.5 million in repairs and maintenance expense; and

•	a decrease of $0.3 million in fuel, lubricants, and hauling expenses.
These decreases were partially offset by an increase in the overall average commodity prices for materials purchased of $14.15 per gross ton, or 1.9%, as well as the following:

•	an increase of $0.3 million in processing costs; and

•	an increase of $0.1 million in advertising, marketing, and entertainment expenses primarily due to the opening of the automobile parts yard.
Waste Services cost of sales decreased $0.2 million or 3.6% to $5.3 million in 2012 compared to $5.5 million in 2011, primarily due to lower rental expense beginning in May of 2012 when we no longer needed to rent certain containers for one customer's use. That customer was taken over by another company which determined they no longer needed the containers the customer was renting through us. Also, depreciation expense for our rental equipment decreased by $80.3 thousand in 2012 as compared to 2011 as 61.1% of the rental equipment was fully depreciated as of December 31, 2012 and 57.2% of the rental equipment was fully depreciated as of December 31, 2011.
We have reclassified certain expenses in our income statement to more accurately reflect segment performance and we have reclassified cost of sales and selling, general and administrative expenses for the years ended December 31, 2012 and 2011 to be consistent with current presentation. These reclassifications had no effect on previously reported net loss.
We make certain assumptions regarding future demand, current replacement costs and net realizable value in order to assess that we have properly recorded inventory at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value inventory adjustments of $3.4 million in the third quarter of 2011 to reduce the value of our inventory (and increase cost of sales) to the lower of cost or market. No such adjustment was made in 2012.

Selling, general and administrative ("SG&A") expenses decreased $1.0 million or 11.5% to $7.7 million in 2012 compared to $8.7 million in 2011. The decrease in SG&A expenses was primarily due to the following:

•	a net decrease in the management fee, directors’ fees, and consulting fees of $0.5 million;

•	a net decrease in legal and accounting fees of $0.3 million;

•	a net decrease in fuel, lubricants and hauling of $0.2 million;

•	a decrease in license, taxes, and fees of $0.1 million;

•	a decrease in operating supplies of $0.1 million;

•	a decrease in lease and rental expenses of $0.1 million; and

•	a decrease in advertising, marketing, and entertainment of $47.6 thousand.
These decreases were partially offset by a net increase in labor, benefits and bonus expenses of $0.5 million.
As a percentage of total revenue, selling, general and administrative expenses were 5.5% in 2012 compared to 4.2% in 2011.
Interest expense decreased $0.5 million or 20.0% to $2.0 million in 2012 compared to $2.5 million in 2011 due to lower levels of debt held in 2012 as compared to 2011. The decrease in debt relates to principal payments made on existing debt in 2012 and holding a lower balance on the revolving credit facility with the Bank in 2012 as compared to 2011. The maximum revolving commitment was decreased to $25.0 million in November of 2012 from $40.0 million in 2011. This revolving credit facility allows for funding temporary fluctuations in accounts receivable and inventory. We did not purchase any additional equipment using new term debt facilities in 2012; however, in 2011, we purchased operating equipment totaling $331.9 thousand using new term debt facilities.
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
The income tax benefit decreased $1.1 million to a credit of $4.2 million in 2012 compared to a credit of $3.0 million in 2011. Excluding the $6.8 million goodwill impairment loss, we reported a smaller loss in 2012 as compared to 2011, which included the inventory write-down of $3.4 million in 2011. The effective tax rates, including the goodwill impairment loss, in 2012 and 2011 were 38.6% and 43.9%, respectively, based on federal and state statutory rates. In 2011, the Internal Revenue Service conducted an examination of our 2009 income tax return and, per the final report, proposed changes amounting to approximately $735.0 thousand of additional taxes due for which we received an invoice early in 2012. This adjustment arose from our use of bonus depreciation rules for certain additions to shredding equipment which were determined to be disqualified for bonus depreciation. This resulting adjustment to 2009 depreciation deductions allowed us to file an amended U.S. tax return for 2010, pursuant to which we claimed additional depreciation deductions and resulting in a claim for a refund of income taxes paid amounting to approximately $113.0 thousand. The additional tax and refund due were accrued as of December 31, 2011. The payment was netted against the refund received in 2012 due to the 2012 net loss. The refund due was received in 2012 as well. Refer to Note 8 – “Income Taxes” in the Notes to Consolidated Financial Statements.
Financial Condition at December 31, 2012 compared to December 31, 2011
Cash and cash equivalents decreased $0.4 million to $1.9 million as of December 31, 2012 compared to $2.3 million as of December 31, 2011.
Net cash from operating activities was $5.0 million for the year ended December 31, 2012. The net cash from operating activities is primarily due to decreases in receivables of $3.8 million, income tax receivable of $2.5 million and inventories of $2.0 million, partially offset by decreases in accounts payable of $4.3 million and a decrease in deferred income taxes of $4.2 million. The decrease in receivables relates to the decrease in shipping volumes of all materials of 31.1 million pounds, or 25.1%, in the fourth quarter of 2012 as compared to the fourth quarter of 2011. We also decreased purchasing activity for all materials by 129.1 million pounds, or 24.3%, in the fourth quarter of 2012 as compared to the fourth quarter of 2011. The decrease in purchasing activity affects the accounts payable balance. Accounts receivable and payable balances are also affected by the timing of shipments, receipts, and payments throughout the quarter. We received tax refunds of $2.8 million during 2012. No refunds were received in 2011.
We used net cash in investing activities of $1.6 million for the year ended December 31, 2012. During 2012, we paid $1.7 million for improvements, property and equipment. We paid $730.3 thousand for fencing, road and building improvements. In the recycling segment we paid $371.2 thousand for cranes, balers, trucks, trailers, racks, ramps, forklifts, containers, and other operating equipment and improvements. In the equipment sales, leasing and service segment, we purchased $380.5 thousand in rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers, containers, boxes and carts. It is our intention to continue to pursue this market. We purchased $113.1 thousand in office equipment, cameras, and software, and we purchased and upgraded vehicles for $90.6 thousand. We paid deposits of $42.0 thousand on machinery and equipment.
We used net cash in financing activities of $3.7 million in the year ended December 31, 2012. During 2012, we made payments on debt obligations of $3.5 million. There were no cash dividends paid or common stock repurchases in 2012 or 2011.
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
We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded a non-cash net realizable value (NRV) inventory adjustment of $3.4 million in the third quarter 2011 to reduce the value of our inventory (and increase cost of sales) to the lower of cost or market. No adjustment was made in 2012.

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

Impact of Recently Issued Accounting Standards
As of December 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.
In February 2013, the FASB issued ASU 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety in the same reporting period to net income. For reclassifications involving other amounts, cross references would be required to other disclosures provided under generally accepted accounting principles on such items. This update is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. No reclassification events occurred during the year ended December 31, 2013. The effect on the Company would be immaterial due to insignificant amounts involved.

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
In previous years, we entered into three interest rate swap agreements with BB&T swapping variable rates based on LIBOR for fixed rates. The first swap agreement covers approximately $3.6 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement commenced October 15, 2008 and no longer covers any debt as it matured on May 7, 2013. The third swap agreement commenced October 22, 2008 and no longer covers any debt as it matured on October 22, 2013. The one remaining swap agreement fixes our interest rate at 5.89%. At December 31, 2013, we recorded the estimated fair value of the liability related to the remaining swap at approximately $49.1 thousand. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreement. As of December 31, 2013, the balance in this account was $75.6 thousand.
In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.9 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At December 31, 2013, we recorded the estimated fair value of the liability related to this swap at approximately $22.2 thousand. See Note 4 – “Notes Payable to Bank” in the Notes to Consolidated Financial Statements for an outline of the notional amounts relating to these agreements.

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

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2013, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2013, and concluded that such internal control over financial reporting was effective as of December 31, 2013.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that require only management’s report in this Annual Report on Form 10-K.

(c)	Changes to internal control over financial reporting.

There were no changes in ISA’s internal control over financial reporting during the year ended December 31, 2013 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance. *

Item 11.	Executive Compensation *

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters. *

Item 13.	Certain Relationships and Related Transactions, and Director Independence. *

Item 14.	Principal Accountant Fees and Services. *
* The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2014 Annual Meeting of Shareholders of ISA which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after ISA’s year end for the year covered by this report under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules.

(a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:
Page

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2

Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	F-5

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-7

Notes to Consolidated Financial Statements	F-8

(a)(2) Consolidated Financial Statement Schedules.

Schedule II--Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011	F-39

(a)(3) List of Exhibits
Exhibits filed with, or incorporated by reference herein, this report are identified in the Index to Exhibits appearing in this report. Each management agreement or compensatory plan required to be filed as exhibits to this Form 10-K pursuant to Item 15(b) is noted by an asterisk (*) in the Index to Exhibits.

(b) Exhibits.
The exhibits listed on the Index to Exhibits are filed as a part of this report.

(c) Consolidated Financial Statement Schedules.
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2013, 2012 and 2011 are incorporated by reference at page F-39 of the ISA Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:	March 31, 2014	By :	/s/ Orson Oliver

Orson Oliver, Chairman of the Board and Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Orson Oliver	Chairman of the Board and Interim Chief Executive Officer	March 31, 2014
Orson Oliver	(Principal Executive Officer)

/s/ Alan Schroering	Vice-President of Finance and Interim Chief Financial Officer	March 31, 2014
Alan Schroering	(Principal Financial Officer and Principal Accounting Officer)

/s/ Albert Cozzi	Director	March 31, 2014
Albert Cozzi

/s/ Francesca Scarito	Director	March 31, 2014
Francesca Scarito

/s/ Alan Gildenberg	Director	March 31, 2014
Alan Gildenberg

/s/ Ronald Strecker	Director	March 31, 2014
Ronald Strecker

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1		Industrial Services of America, Inc. Amended and Restated Articles of Incorporation.

3.2	**	Amended and Restated Bylaws of ISA, dated January 19, 2012 are incorporated by reference herein, to Exhibit 3.3 on Form 10-K of ISA, filed March 7, 2012.

10.1	**	Lease Agreement, dated January 1, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.10 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).

10.2	**	Consulting Agreement, dated as of January 2, 1998, by and between ISA and K&R, is incorporated by reference herein, to Exhibit 10.11 on Form 8-K of ISA, filed March 3, 1998 (File No. 0-20979).*

10.3	**
Promissory Note for K&R, LLC in favor of ISA in the principal amount of $302,160, dated March 25, 2005, and effective December 31, 2004, is incorporated by reference herein to Exhibit 10.32 of ISA’s report on Form 10-K for the year ended December 31, 2004, as filed on March 31, 2005 (File No. 0-20979).

10.4	**
Asset Purchase Agreement dated as of August 2, 2007, between ISA and Industrial Logistic Services, LLC, including exhibits thereto, is incorporated by reference herein to Exhibit 10.1 of ISA’s report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007 (File No. 0-20979).

10.5	**
Executive Employment Agreement dated as of August 2, 2007, between ISA and Brian G. Donaghy is incorporated by reference herein to Exhibit 10.2 of ISA’s report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007 (File No. 0-20979).*

10.6	**
Employment Agreement dated effective as of April 4, 2007, between ISA and James K. Wiseman, III is incorporated by reference herein to Exhibit 10.3 of ISA’s report on Form 8-K for the event reported on August 2, 2007, as filed on August 8, 2007 (File No. 0-20979).*

10.7	**
Swap Confirmation, dated October 20, 2008, between ISA and Branch Banking and Trust Company in the notional amount of $2,897,114.77 is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008 (File No. 0-20979).

10.8	**
Swap Confirmation, dated October 20, 2008, between ISA and Branch Banking and Trust Company in the notional amount of $6,000,000 is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2008, as filed on November 5, 2008 (File No. 0-20979).

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

10.11	**
Amended and Restated Executive Employment Agreement, dated April 1, 2010, by and between ISA and Brian Donaghy is incorporated by reference herein to Exhibit 10.7 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2010, as filed on May 10, 2010.

Exhibit Number		Description of Exhibits

10.12	**
Amendment to the Asset Purchase Agreement of Venture Metals, LLC, dated July 1, 2010, by and between ISA and Venture Metals, LLC, of Florida is incorporated by reference herein to Exhibit 10.3 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.13	**
Credit Agreement, dated July 30, 2010, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.4 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.14	**	Schedule 5.22 to Credit Agreement is incorporated by reference herein to Exhibit 10.5 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2010, as filed on August 9, 2010.

10.15	**
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

10.21	**
Loan and Security Agreement dated April 12, 2011, by and between Fifth Third Bank and Industrial Services of America, Inc. is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended March 31, 2011, as filed on May 2, 2011.

10.22	**
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

10.26	**
Promissory Note, dated October 13, 2010, in the amount of $1,320,240 payable to Fifth Third Bank, and Loan and Security Agreement, dated October 13, 2010, by and between Fifth Third Bank and Industrial Services of America, Inc. is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended June 30, 2011, as filed on August 9, 2011.

10.27	**
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

10.41	**
Exhibit A to the Loan and Security Agreement: Promissory Note, including Schedule A, dated August 9, 2011, in the amount of $115,010 payable to Fifth Third Bank is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 10-Q for the quarter ended September 30, 2011, as filed on November 14, 2011.

10.42	**
Second Amendment to Credit Agreement, dated November 15, 2011, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of ISA’s Report on Form 8-K, as filed on December 12, 2011.

10.43	**
Amended and Restated Revolving Loan Note, dated November 15, 2011, by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.2 of ISA’s Report on Form 8-K, as filed on December 12, 2011.

10.44	**
Second Amendment to Consulting Agreement, dated as of February 23, 2012, by and between ISA and K&R, LLC is incorporated by reference herein to Exhibit 10.1 of ISA's Report on Form 8-K, as filed on February 29, 2012.*

10.45	**
Third Amendment to Credit Agreement, dated as of March 2, 2012, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.54 of ISA's Report on Form 10-K, as filed on March 7, 2012.

10.46	**
Fourth Amendment to Credit Agreement, dated as of August 13, 2012 by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of ISA's Report on Form 10-Q, as filed on August 14, 2012.

10.47	**
Exhibit D (Compliance Certificate) of Fourth Amendment to Credit Agreement, dated as of August 13, 2012, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference to Exhibit 10.2 of ISA's Report on Form 10-Q, as filed on August 14, 2012.

10.48	**
Amended and Restated Revolving Loan Note, dated as of August 13, 2012, by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.3, as filed on August 14, 2012.

10.49	**
Fifth Amendment to Credit Agreement, dated as of November 14, 2012 by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 99.1 of ISA's Report on Form 8-K, as filed on November 20, 2012.

10.50	**
Amended and Restated Revolving Loan Note, dated as of November 14, 2012 by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 99.2 of ISA's Report on Form 8-K, as filed on November 20, 2012.

Exhibit Number		Description of Exhibits

10.51	**
Sixth Amendment to Credit Agreement, dated as of April 1, 2013 by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.53 of ISA's Report on Form 10-K, as filed on April 1, 2013.

10.52	**
Renewed Revolving Loan Note, dated as of April 1, 2013 by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.54 of ISA's Report on Form 10-K, as filed on April 1, 2013.

10.53	**
Renewed Term Loan Note, dated as of April 1, 2013 by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.55 of ISA's Report on Form 10-K, as filed on April 1, 2013.

10.54	**
Industrial Services of America, Inc. 2009 Long Term Incentive Plan is incorporated by reference herein to Annex A of ISA's Report on Form DEF 14A, the 2009 Proxy Statement, as filed on April 30, 2009.*

10.55	**
Form of Stock Option Agreement issued in connection with the 2009 Long Term Incentive Plan is incorporated by reference herein to Exhibit 10.57 of ISA's Report on Form 10-K, as filed on April 1, 2013.*

10.56	**
Management Services Agreement dated as of April 1, 2013, between the Company and Blue Equity, LLC, including the Stock Option Agreement attached thereto as Attachment A is incorporated by reference herein to Exhibit 10.1 of ISA's Report on Form 8-K, as filed on April 5, 2013.*

10.57	**
Termination and Consulting Agreement dated as of June 17, 2013, between the Company and Brian Donaghy is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on June 17, 2013.*

10.58	**
Promissory Note, dated October 15, 2013, by and between WESSCO, LLC and The Bank of Kentucky, Inc. in the amount of $3,000,000 payable to The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on October 21, 2013.

10.59	**
Promissory Note, dated October 15, 2013, by and between WESSCO, LLC and The Bank of Kentucky, Inc. in the amount of $1,000,000 payable to The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.2 of the Company's Report on Form 8-K, as filed on October 21, 2013.

10.60	**
Security Agreement, dated as of October 15, 2013, by and among WESSCO, LLC and The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.3 of the Company's Report on Form 8-K, as filed on October 21, 2013.

10.61	**
Guaranty of Payment, dated as of October 15, 2013, by and among Industrial Services of America, Inc. and The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.4 of the Company's Report on Form 8-K, as filed on October 21, 2013.

10.62	**
Assignment of Promissory Note, dated as of October 15, 2013, by and among Industrial Services of America, Inc. and The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.5 of the Company's Report on Form 8-K, as filed on October 21, 2013.

10.63	**
Promissory Note, dated October 15, 2013, by and between Industrial Services of America, Inc., and WESSCO, LLC, in the amount of $3,000,000 payable to WESSCO, LLC is incorporated by reference herein to Exhibit 10.6 of the Company's Report on Form 8-K, as filed on October 21, 2013.

10.64	**
Management Services Agreement dated as of December 1, 2013, between the Company and Algar, Inc., including the Stock Option Agreement attached thereto as Attachment A is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on December 4, 2013.*

Exhibit Number		Description of Exhibits

10.65	**
Seventh Amendment to Credit Agreement, dated February 21, 2014, by and among Industrial Services of America, Inc., ISA Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on February 24, 2014.

10.66	**
Amended and Restated Revolving Loan Note, dated February 21, 2012 by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.2 of the Company's Report on Form 8-K, as filed on February 24, 2014.

10.67	**
Amended and Restated Term Loan Note, dated February 21, 2012 by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.3 of the Company's Report on Form 8-K, as filed on February 24, 2014.

10.68		Swap Confirmation, dated October 17, 2013, between WESSCO, LLC and The Bank of Kentucky, Inc. in the notional amount of $3,000,000.

11		Statement of Computation of Earnings Per Share (See Note 10 to Notes to Consolidated Financial Statements).

21		List of subsidiaries of Industrial Services of America, Inc.

31.1		Rule 13a-14(a) Certification of Orson Oliver for the Form 10-K for the year ended December 31, 2013.

31.2		Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K for the year ended December 31, 2013.

32.1		Section 1350 Certification of Orson Oliver and Alan Schroering for the Form 10-K for the year ended December 31, 2013.

101.INS		XBRL Instance Document***

101.SCH		XBRL Taxonomy Extension Schema Document***

101.CAL		XBRL Taxonomy Extension Calculation Document***

101.DEF		XBRL Taxonomy Extension Definitions Document***

101.LAB		XBRL Taxonomy Extension Labels Document***

101.PRE		XBRL Taxonomy Extension Presentation Document***
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
December 31, 2013, 2012 and 2011

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiaries
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the years in the three year period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. The financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three year period ended December 31, 2013, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Mountjoy Chilton Medley LLP
/s/ Mountjoy Chilton Medley LLP
Louisville, Kentucky
March 31, 2014

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$1,589	$1,926
Income tax receivable	7	1,437
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2013 and 2012) (Note 1)	11,456	13,344
Inventories (Note 1)	8,782	16,529
Deferred income taxes (Note 8)	—	276
Prepaid expenses	101	330
Employee loans	4	5
Total current assets	21,939	33,847
Net property and equipment (Note 1)	21,826	24,210
Other assets
Intangible assets, net (Notes 1 and 3)	—	4,275
Deferred income taxes (Note 8)	97	870
Deposits	170	121
Total other assets	267	5,266
Total assets	$44,032	$63,323

See accompanying notes to consolidated financial statements.	F-2

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
LIABILITIES AND SHAREHOLDERS’ EQUITY	(in thousands)
Current liabilities
Current maturities of long-term debt (Note 4)	$1,597	$1,687
Accounts payable	6,605	6,408
Interest rate swap agreement liability (Note 1)	71	250
Deposit from related party (Note 11)	500	—
Other current liabilities	324	374
Total current liabilities	9,097	8,719
Long-term liabilities
Long-term debt (Note 4)	16,889	23,369
Total long-term liabilities	16,889	23,369
Shareholders’ equity
Common stock, $0.0033 par value: 20.0 million and 10.0 million shares authorized in 2013 and 2012, respectively; 7,192,479 shares issued in 2013 and 2012; 7,069,267 and 6,944,267 shares outstanding in 2013 and 2012, respectively	24	24
Additional paid-in capital	18,649	18,281
Retained (losses) earnings	(379)	13,437
Accumulated other comprehensive loss	(71)	(150)
Treasury stock at cost, 123,212 and 248,212 shares in 2013 and 2012, respectively	(177)	(357)
Total shareholders’ equity	18,046	31,235
Total liabilities and shareholders’ equity	$44,032	$63,323

See accompanying notes to consolidated financial statements.	F-3

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands, except per share information)
Revenue from services	$5,069	$5,088	$5,279
Revenue from product sales	131,684	189,144	271,934
Total Revenue	136,753	194,232	277,213
Cost of sales for services	4,695	4,655	4,716
Cost of sales for product sales	129,862	183,621	264,321
Inventory adjustment for lower of cost or market (Note 1)	2,225	—	3,441
Total Cost of sales	136,782	188,276	272,478
Provision for employee terminations and severances	70	228	—
Other selling, general, and administrative expenses	7,662	7,742	8,725
Total selling, general and administrative expenses	7,732	7,970	8,725
Impairment loss, intangibles and goodwill (Note 3)	3,489	6,840	—
Loss before other income (expense)	(11,250)	(8,854)	(3,990)
Other income (expense)
Interest expense, including factoring fees and loan fee amortization	(1,920)	(1,976)	(2,492)
Interest income	2	9	19
Gain on sale of assets	40	47	107
Gain on lawsuit settlement (Note 1)	625	—	—
Other income (loss), net	75	—	(566)
Total other expense	(1,178)	(1,920)	(2,932)
Loss before income taxes	(12,428)	(10,774)	(6,922)
Income tax provision (benefit) (Note 8)	1,388	(4,154)	(3,041)
Net loss	$(13,816)	$(6,620)	$(3,881)
Basic loss per share	$(1.96)	$(0.95)	$(0.56)
Diluted loss per share	$(1.96)	$(0.95)	$(0.56)

See accompanying notes to consolidated financial statements.	F-4

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands)
Net loss	$(13,816)	$(6,620)	$(3,881)

Other comprehensive income (loss):
Unrealized gain on derivative instruments, net of tax in 2012 and 2011	79	140	63

Comprehensive loss	$(13,737)	$(6,480)	$(3,818)

See accompanying notes to consolidated financial statements.	F-5

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2013, 2012 and 2011

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount				Shares	Cost	Total
(in thousands, except share information)
Balance as of January 1, 2011	7,192,500	$24	$17,852	$23,938	$(353)	(402,583)	$(579)	$40,882
Unrealized gain on derivative instruments, net of tax	—	—	—	—	63	—	—	63
Stock bonuses	—	—	409	—	—	60,600	86	495
Contingent consideration	—	—	(130)	—	—	90,000	130	—
Reclass fractional shares purchased after stock split	(21)	—	—	—	—	21	—	—
Net loss	—	—	—	(3,881)	—	—	—	(3,881)
Balance as of December 31, 2011	7,192,479	24	18,131	20,057	(290)	(251,962)	(363)	37,559
Unrealized gain on derivative instruments, net of tax	—	—	—	—	140	—	—	140
Stock bonuses/options	—	—	150	—	—	3,750	6	156
Net loss	—	—	—	(6,620)	—	—	—	(6,620)
Balance as of December 31, 2012	7,192,479	24	18,281	13,437	(150)	(248,212)	(357)	31,235
Unrealized gain on derivative instruments	—	—	—	—	79	—	—	79
Stock options	—	—	48	—	—	—	—	48
Securities issued	—	—	320	—	—	125,000	180	500
Net loss	—	—	—	(13,816)	—	—	—	(13,816)
Balance as of December 31, 2013	7,192,479	$24	$18,649	$(379)	$(71)	(123,212)	$(177)	$18,046

See accompanying notes to consolidated financial statements.	F-6

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(in thousands)
Cash flows from operating activities
Net loss	$(13,816)	$(6,620)	$(3,881)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,965	4,401	4,517
Inventory write-down	2,225	—	3,441
Stock expense - bonuses and options	48	156	495
Deferred income taxes	1,049	(4,234)	459
Impairment loss, intangibles and goodwill	3,489	6,840	—
Gain on sale of property and equipment	(40)	(47)	(107)
Gain on sale of intangible asset	(625)	—	—
Amortization of loan fees included in interest expense	302	178	124
Change in assets and liabilities
Receivables	1,888	3,847	10,259
Net investment in sales-type leases	—	40	33
Inventories	5,522	2,015	12,325
Income tax receivable	1,430	2,530	(3,967)
Other assets	(60)	97	102
Accounts payable	297	(4,271)	(724)
Accrued bonuses	—	—	(1,175)
Income tax payable	—	—	(2,909)
Other current liabilities	(151)	44	12
Net cash from operating activities	5,523	4,976	19,004
Cash flows from investing activities
Proceeds from sale of property and equipment	130	68	183
Proceeds from lawsuit to cancel intangible asset	770	—	—
Purchases of property and equipment	(1,087)	(1,686)	(2,456)
Deposit from related party	500	—	—
Deposits on equipment	—	(48)	(37)
Payments from related party	—	45	43
Net cash from (used in) investing activities	313	(1,621)	(2,267)
Cash flows from financing activities
Loan fees capitalized	(103)	(243)	—
Proceeds from sale of securities	500	—	—
Proceeds from long-term debt	3,308	—	342
Payments on long-term debt	(9,878)	(3,453)	(17,280)
Net cash used in financing activities	(6,173)	(3,696)	(16,938)
Net change in cash and cash equivalents	(337)	(341)	(201)
Cash and cash equivalents at beginning of year	1,926	2,267	2,468
Cash and cash equivalents at end of year	$1,589	$1,926	$2,267

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,688	$1,796	$2,274
Tax refund received	1,009	2,758	—
Cash paid for taxes	12	308	3,385
Supplemental disclosure of noncash investing and financing activities:
Change in equipment purchases accrual	$(100)	$(2)	$101

See accompanying notes to consolidated financial statements.	F-7

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012, and 2011

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: The Recycling segment of Industrial Services of America, Inc. (a Florida Corporation) and its subsidiaries ("ISA" or "The Company") purchases and sells ferrous and nonferrous materials, including stainless steel, on a daily basis at our two wholly-owned subsidiaries, ISA Recycling, LLC (located in Louisville, Kentucky) and ISA Indiana, Inc. (serving southern Indiana). In the fourth quarter of 2013, management discontinued the production of stainless steel blends within this segment (see the "Intangibles" heading under this note). Stainless steel blends are a subset of the stainless steel market. In July 2012, we opened the ISA Pick.Pull.Save used automobile yard, which is a new product line within the ISA Recycling segment ("Recycling" - see Segment information at Note 12). Through the Waste Services segment ("Waste Services" - see the Segment information at Note 12), ISA also provides products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. This segment maintains contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. Our customers and subcontractors are located throughout the United States. This segment also installs or repairs equipment and rental equipment. Each of our segments bills separately for its products or services. Generally, services and products are not bundled for sale to individual customers. The products or services have value to the customer on a standalone basis.
The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. Many companies offer or are engaged in the development of products or the provisions of services that may be or are competitive with our current products or services. Although we continue to expand our facilities and increase our processing efficiencies, certain of our competitors have greater financial, technical, manufacturing, marketing, distribution, assets, and other resources than we possess in the stainless steel, ferrous and non-ferrous recycling businesses. In addition, the industry is constantly changing as a result of consolidation that may create additional competitive pressures in our business environment. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.
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
Our management services group provides our customers with evaluation, management, monitoring, auditing and cost reduction consulting of our customers’ non-hazardous solid waste removal activities. We recognize revenue related to the management aspects of these services when we deliver the services. We record revenue related to this activity on a gross basis because we are ultimately responsible for service delivery, have discretion over the selection of the specific service provided and the amounts to be charged, and are directly obligated to the subcontractor for the services provided. We are an independent contractor. If we discover that third party service providers have not performed, either by auditing of the service provider invoices or communications from our customers, we then resolve the service delivery dispute directly with the third party service supplier.
Fair Value of Financial Instruments: We estimate the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2013, the estimated fair value of our debt instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the LIBOR rate. There is no readily available market by which to determine fair value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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
In accordance with this guidance, the following tables represent our fair value hierarchy for financial instruments, in thousands, at December 31, 2013 and 2012:

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2013:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,589	$—	$—	$1,589
Liabilities
Long term debt	$—	$(18,486)	$—	$(18,486)
Derivative contract - interest rate swap	—	(71)	—	(71)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2012:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,926	$—	$—	$1,926
Liabilities
Long term debt	$—	$(25,056)	$—	$(25,056)
Derivative contract - interest rate swap	—	(250)	—	(250)
We have had no transfers in or out of Levels 1 or 2 fair value measurements. Other than the 2013 impairment of intangibles and the 2012 impairment of goodwill, we have had no activity in Level 3 fair value measurements for the years ended December 31, 2013 or 2012. For Level 3 assets, goodwill, if any, is subject to impairment analysis each year end in accordance with ASC guidance. We use an annual capitalized earnings computation to evaluate Level 3 assets for impairment. See also Note 3 –“Goodwill and Intangibles” for additional information on third party valuations and the impairment losses for goodwill and intangibles in 2013 and 2012.
Estimates: In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP"), management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates associated with annual goodwill impairment tests, estimates of realizability of deferred income tax assets and liabilities, estimates of inventory balances, and estimates of stock option values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of inventory and machinery and equipment, and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts, transactions and profits have been eliminated.
Common Control: We conduct significant levels of business with K&R, LLC (“K&R”), which is wholly-owned by Kletter Holding, LLC, the sole member of which as of December 31, 2013, was Harry Kletter, the Company's former Chief Executive Officer and principal shareholder (see Note 11 - "Related Party Transactions"). Because these entities are under common control, our operating results or our financial position may be materially different from those that would have been obtained if the entities were autonomous.
Reclassifications: We have reclassified certain income statement items within the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for the prior years and prior quarters in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income (loss) or shareholders' equity.
Cash and Cash Equivalents: Cash and cash equivalents includes cash in banks with original maturities of three months or less. Cash and cash equivalents are stated at cost which approximates fair value, which in the opinion of management, are subject to an insignificant risk of loss in value. We maintain a cash account on deposit with BB&T which serves as collateral for our remaining interest rate swap agreement. This compensating balance arrangement is verbal only and does not legally restrict the use of these funds. As of December 31, 2013, the balance in this account was $75.6 thousand. The Company maintains cash balances in excess of federally insured limits.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $100.0 thousand at December 31, 2013 and December 31, 2012. Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, estimated settlement adjustments, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables nor do we normally require collateral for receivables. Potential credit losses from our significant customers could adversely affect our results of operations or financial condition. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings. In general, we consider accounts receivable past due which are 30 to 60 days after the invoice date. We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.
Major Customer: North American Stainless ("NAS") is a major customer in Recycling since 2009 and has historically accounted for substantially all purchases of our stainless steel blends. Sales to NAS equaled 37.5% of our consolidated revenue in 2013, and 41.2% of our consolidated revenue in 2012. The accounts receivable balance from NAS was $2.8 million and $4.5 million as of December 31, 2013 and 2012, respectively. In the fourth quarter of 2013 we ceased producing stainless steel blends.
Inventories: Our inventories primarily consist of ferrous and non-ferrous scrap metals, including stainless steel, and are valued at the lower of average purchased cost or market based on the specific scrap commodity. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of inventory. We record the loss in cost of sales in the period during which we identified the loss.
We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded net realizable value of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of sales) to the lower of cost or market.
In the third quarter of 2013, a continuing reduction in market demand and prices for stainless steel occurred, which led to a reduction in stainless steel sales volumes and average stainless steel selling prices, resulting in ISA recording a net realizable value (“NRV”) inventory write-down of $1.9 million at September 30, 2013. Based on the final sale price of the remaining inventory in the fourth quarter of 2013 and the first quarter of 2014, we recorded an additional NRV inventory write-down of $325.0 thousand at December 31, 2013. Due to the high level of uncertainty regarding the economic environment and stainless steel market, as well as the Company's financing environment, in the fourth quarter of 2013, management determined to discontinue the production of stainless steel blends. See Note 3 - "Goodwill and Intangible Assets" for additional information regarding this decision. As a result of reduced market prices and management's determination to discontinue the production of stainless steel blends, a lower of cost or market assessment was performed for our nickel content inventories as described above. The assessment embodied the assumption of immediate sale of these blends in their current state. A write-down was not necessary in 2012.
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
As of June 2012, we adopted a new method for estimating residual value amounts for automotive vehicle parts and appliances held in inventory. The new method was adopted due to the ongoing evaluation of our experience with the materials produced from our shredder operations. This change in estimate provides a more accurate value of these residual values in inventory and was applied prospectively in accordance with the Financial Accounting Standards Board's ("FASB") authoritative guidance titled “Accounting Standards Codification ("ASC") Topic 250 - Accounting Changes and Error Corrections." The impact of this change resulted in a one-time increase in the cost of sales of $352.1 thousand during the quarter of implementation.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories as of December 31, 2013 and 2012 consist of the following:

	December 31, 2013
	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$4,856	$1,697	$600	$7,153
Waste equipment machinery	—	49	—	49
Other	—	30	—	30
Total inventories for sale	4,856	1,776	600	7,232
Replacement parts	1,550	—	—	1,550
Total inventories	$6,406	$1,776	$600	$8,782

	December 31, 2012
	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$12,519	$1,412	$963	$14,894
Waste equipment machinery	—	57	—	57
Other	—	36	—	36
Total inventories for sale	12,519	1,505	963	14,987
Replacement parts	1,542	—	—	1,542
Total inventories	$14,061	$1,505	$963	$16,529
We allocated $599.7 thousand in processing costs to inventories as of December 31, 2013 and $962.9 thousand as of December 31, 2012.
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
Property and equipment, in thousands, as of December 31, 2013 and 2012 consist of the following:

	Life	2013	2012
Land		$6,026	$6,026
Equipment and vehicles	1-10 years	25,500	26,227
Office equipment	1-7 years	2,057	2,021
Rental equipment	3-5 years	5,678	5,191
Building and leasehold improvements	5-40 years	9,067	9,001
		$48,328	$48,466
Less accumulated depreciation and amortization		26,502	24,256
		$21,826	$24,210

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $3.3 million, $3.7 million, and $3.8 million, respectively. Of the $3.3 million depreciation expense recognized in 2013, $2.6 million was recorded in cost of sales, and $0.7 million was recorded in general and administrative expense. Of the $3.7 million depreciation expense recognized in 2012, $2.9 million was recorded in cost of sales, and $0.8 million was recorded in general and administrative expense. Of the $3.8 million depreciation expense recognized in 2011, $3.0 million was recorded in cost of sales, and $0.8 million was recorded in general and administrative expense.
A typical term of our rental equipment leases is five years. The revenue stream is based on monthly usage and recognized in the month of usage. We record purchased rental equipment, including all installation and freight charges, as a fixed asset. We are typically responsible for all repairs and maintenance expenses on rental equipment.
Based on existing agreements, future operating lease revenue from rental equipment for each of the next five years, in thousands, is estimated to be:

2014	$1,790
2015	1,507
2016	1,175
2017	743
2018	255

$5,470

Goodwill and Other Intangible Assets: Goodwill is the excess of cost over the fair value of the net assets of businesses acquired. Goodwill and certain intangible assets are no longer amortized but are assessed at least annually for impairment with any such impairment recognized in the period identified. We perform our goodwill impairment test at least annually at December 31, unless there is a triggering event, in which case a test would be performed at the time that such triggering event occurs. We test for goodwill impairment using a two-step process and at the level of the recycling reporting units to which all the goodwill is related in accordance with ASC Topic 350 - Intangibles-Goodwill and Other. In the first step, we determine whether to impair goodwill by comparing the fair value of the recycling reporting unit as a whole (the present value of expected cash flows) to its carrying value including goodwill or by obtaining a valuation from an outside source. A reporting unit is an operating segment or one level below an operating segment (referred to as a "component"). A component is considered a reporting unit for purposes of goodwill testing if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. We have identified two reporting units, and we obtained a valuation from an outside source at December 31, 2012. If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In 2012, the recycling reporting unit's fair value did not exceed its carrying value, thus, the second step of the impairment test was performed and an impairment loss was recorded. See also Note 3 – “Goodwill and Intangibles” for additional information on the goodwill valuation performed by an outside service and the impairment loss recorded in 2012. As of December 31, 2013, the Company does not have any goodwill recorded on its balance sheet.
Intangibles: Purchased intangible assets are initially recorded at cost and finite life intangible assets are amortized over their useful economic lives on a straight line basis. Intangible assets having indefinite lives and intangible assets that are not yet ready for use are not amortized and are reviewed annually for impairment as required by the FASB's ASC. The Company had no intangible assets having indefinite lives during 2013 or 2012.
Through November 2013, we had three finite-lived intangible assets for which we recorded amortization: a trade name, a non-compete agreement, and a customer list relating to the acquisition of a business focusing on the stainless steel blends market. We amortized the trade name and non-compete agreements using a method that reflected the pattern in which the economic benefits were consumed or otherwise used over a 5-year life as stated in the agreements. We amortized the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $641.0 thousand, $750.0 thousand and $750.0 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. Pursuant to a legal settlement, we canceled $144.7 thousand of our non-compete agreements balance effective February 28, 2013. A gain of $625.3 thousand was recorded as a result of this settlement.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Court case relating to the legal settlement involved the competing claims for a declaratory judgment asking the Court to determine whether a previous employee was bound by a one-year or five-year non-compete agreement. The employee's employment with the Company ended in December 2010. The employee's interpretation of the non-compete agreement was that it did not apply to him individually, but to a business entity previously owned by the employee. The Company's position was that the non-compete agreement was required to be interpreted by the Court together with an asset purchase agreement, as amended, which reference the employee and another individual receiving all of the stock and money in consideration for several promised acts, including entering into the non-compete agreement. The Company also sought damages from the employee for allegations he breached his non-compete agreement. The parties mediated the case successfully on January 25, 2013.  Mutual releases of all claims were entered by the parties, and the employee paid the Company $770.0 thousand in March 2013, which released him from the non-compete agreement.

Due to the continued decline in market-dependent variables, including prices of stainless steel materials, management determined the Company should discontinue production of stainless steel blends, a subset of the stainless steel market, in the fourth quarter of 2013. With this change in strategy, management determined the value of the intangible assets related to the stainless steel blend business was fully impaired. The Company recorded an impairment loss of approximately $3.5 million for the remaining value of these intangible assets in that quarter. These assets were previously included in Recycling. As of December 31, 2013, the Company has no intangible assets recorded on its balance sheet. See Note 3 - "Goodwill and Intangible Assets" for additional information regarding the Company's decision to discontinue the production of stainless steel blends and the impairment loss recorded.
As of December 31, 2013, we do not expect to have any additional amortization expense relating to intangible assets for the next five fiscal years or thereafter.
Factoring Fees and Certain Banking Expenses: We have included factoring fees and certain banking expenses relating to our loans and loan restructuring within interest expense. Prior to 2012, factoring fees were previously recorded as discounts taken, a reduction in revenue, and totaled $121.6 thousand, $199.5 thousand, and $342.8 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. Prior to 2013, the loan fees (and its amortization) were previously recorded as selling, general and administrative expenses and totaled $301.5 thousand, $178.3 thousand, and $123.8 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.
We have entered into factoring agreements with various European financial institutions to sell our accounts receivable under non-recourse agreements. These transactions are treated as a sale and are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. Thus, cash proceeds from these arrangements are reflected in the change of accounts receivable in our statements of cash flows each period. We do not service any factored accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We utilize factoring arrangements as an integral part of our financing for working capital. The aggregate gross amount factored under these facilities was $31.9 million, $59.9 million and $99.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Our loss on these transactions, the cost of factoring such accounts receivable, is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs. The cost of factoring such accounts receivable for the years ended December 31, 2013, 2012 and 2011 was $121.6 thousand, $199.5 thousand and $342.8 thousand, respectively. Any change in the availability of these factoring arrangements could have a material adverse effect on our liquidity and financial condition.

Shipping and Handling Fees and Costs: Shipping and handling charges incurred by the Company are included in cost of sales and shipping charges billed to the customer are included in revenues in the accompanying consolidated statements of income. During 2013 we reclassified certain shipping costs from selling, general, and administrative to cost of sales and reclassified prior periods for comparability.
Advertising Expense: Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was $36.3 thousand, $188.0 thousand, and $83.8 thousand for the years ended December 31, 2013, 2012, and 2011, respectively.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative and Hedging Activities: We are exposed to market risk stemming from changes in metal commodity prices, specifically nickel when producing stainless steel blends, and interest rates. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. Derivative financial instruments currently used by us consist of interest rate swap contracts. Derivative financial instruments are accounted for under the provisions of the FASB's authoritative guidance titled “ASC 815 - Derivative and Hedging.” Under these standards, derivatives are carried on the balance sheet at fair value. Our interest rate swaps are designated as a cash flow hedge, and the effective portions of changes in the fair value of the derivatives are recorded as a component of other comprehensive income or loss and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in gain or loss on derivative liabilities. Cash flows related to derivatives are included in operating activities.
Beginning in October 2008, we began to utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any interest rate swap derivative instruments for trading purposes. We recognize as an adjustment to interest expense the differential paid or received on interest rate swaps. We include in other comprehensive income the change in the fair value of the interest rate swap, which is established as an effective hedge. We include the required disclosures for interest rate swaps in Note 4 – “Notes Payable to Bank” of our Notes to Consolidated Financial Statements.
Beginning in July 2012 and ending in October 2012, we briefly used derivative instruments in the form of commodity hedges to assist in managing our commodity price risk. We do not enter into any commodity hedges for trading purposes. We include the gain or loss on the hedged items and the offsetting loss or gain on the related commodity hedge in cost of sales. We assess the effectiveness of a commodity hedge contract based on changes in the contract's fair value. The changes in the market value of such contracts have historically been, and are expected to continue to be, highly effective at offsetting changes in the price of the hedged items. The amounts representing the ineffectiveness of these hedges are not expected to be significant. As of December 31, 2013 and 2012, we did not have any commodity hedge contracts outstanding.
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
The FASB has issued guidance, included in the ASC, related to the accounting for uncertainty in income taxes recognized in financial statements. The Company recognizes uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC.  The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. The Company has no liability for uncertain tax positions recognized as of December 31, 2013 and 2012.
As a policy, the Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expenses. The tax years 2012, 2011 and 2010 remain open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which the Company is subject. The tax year 2009 has been examined and is closed. See also Note 8 - "Income Taxes" for additional information relating to income taxes.
Earnings (Loss) Per Share: Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of stock options.

	2013	2012	2011
	(in thousands, except per share information)
Net loss
Net loss, as reported	$(13,816)	$(6,620)	$(3,881)
Basic loss per share
As reported	$(1.96)	$(0.95)	$(0.56)
Diluted loss per share
As reported	$(1.96)	$(0.95)	$(0.56)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated Other Comprehensive Income (Loss): Comprehensive income (loss) is net income (loss) plus certain other items that are recorded directly to shareholders’ equity. Amounts included in accumulated other comprehensive loss for our derivative instruments are recorded net of the related income tax effects in 2012 and 2011. These amounts are not recorded net of tax in 2013 due to the valuation allowance recorded. See Note 8 - "Income Taxes" for additional information relating to the valuation allowance.
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
Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2013, 2012 and 2011:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2011 (vested)	90	$4.23	3.5 years	$1.05
Granted	—	—	—	—
Outstanding at December 31, 2011	90	$4.23	2.5 years	$1.05
Granted on May 15, 2012 (vested)	90	4.94	5 years	1.71
Outstanding at December 31, 2012	180	$4.59	2.9 years	$1.38
Granted	—	—	—	—
Outstanding at December 31, 2013	180	$4.59	1.9 years	$1.38
Vested and expected to vest in the future at December 31, 2013	180
Exercisable at December 31, 2013	180	$4.59	1.9 years	$1.38
Available for grant at December 31, 2013	2,095

As of July 1, 2009, we awarded options to purchase 30.0 thousand shares of our stock each to our three independent directors for a total of 90.0 thousand shares at a per share exercise price of $4.23, the fair value as of the grant date. These options are outstanding as of December 31, 2013.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of May 15, 2012, we awarded options to purchase 30.0 thousand shares of our stock each to our three new directors for a total of 90.0 thousand shares at a per share exercise price of $4.94, the fair value as of the grant date. These options are outstanding as of December 31, 2013.

As of December 1, 2013, subject to shareholder approval and vesting provisions, we granted options to purchase a total of 1.5 million shares of our Common Stock to Algar, Inc. at per share exercise price of $5.00 pursuant to a Management Services Agreement (the "Management Agreement"). The closing price per share of the Company's Common Stock on the NASDAQ Capital Market on December 2, 2013 was $2.54 per share. Per ASC Topic 718: Compensation - Stock Compensation, these options are not deemed to be granted until shareholder approval is obtained. See Note 2 - "Management Services Agreement with Algar, Inc." for additional information relating to the Management Agreement and the related Stock Option Agreement.

See also "Subsequent Events" below for an additional options award granted after year end to our new independent director.

As of December 31, 2013, we have no unrecognized stock-based compensation cost related to non-vested option awards. Stock compensation charged to operations relating to stock options was $48.0 thousand and $96.0 thousand for the years ended December 31, 2013 and 2012, respectively.
In January 2011, we issued 60.0 thousand shares of our stock to management. These shares were granted pursuant to performance based stock plans authorized on April 1, 2010, at a grant date fair value of $11.93 per share. We also issued non-performance based stock awards of 0.6 thousand shares to consultants at $12.28 per share in January 2011.
On April 9, 2012, we issued 3.8 thousand shares of our stock to a previous executive. Stock compensation charged to operations relating to these stock awards was $59.9 thousand for the year ended December 31, 2012. These shares were granted pursuant to a performance based stock plan authorized on August 13, 2010, at a grant date fair value of $15.98 per share.
See also Note 13 – “Long Term Incentive Plan” in these Notes to Consolidated Financial Statements for additional information regarding the Long Term Incentive Plan.
Subsequent Events: We have evaluated the period from December 31, 2013 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements and the following events were identified:
Options granted to Director:
On January 16, 2014, we awarded options to purchase 30.0 thousand shares of our stock to our new independent director at a per share exercise price of $3.47, the fair value as of grant date. See also Note 13 – “Long Term Incentive Plan” in these Notes to Consolidated Financial Statements for additional information regarding the Long Term Incentive Plan and options granted under the plan.
Seventh Amendment to Credit Agreement with Fifth Third Bank:
On February 21, 2014, the Company entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (the “Credit Agreement”), including the First Amendment to Credit Agreement dated as of April 14, 2011, the Second Amendment to Credit Agreement dated as of November 16, 2011, the Third Amendment to Credit Agreement dated as of March 2, 2012, the Fourth Amendment to Credit Agreement dated as of August 13, 2012, the Fifth Amendment to Credit Agreement dated as of November 14, 2012 and the Sixth Amendment to Credit Agreement dated as of April 1, 2013 (collectively, the "Previous Amendments") as follows. The Seventh Amendment extended the maturity date of both the revolving credit facility and the term loan from April 30, 2014 to July 31, 2015. The Seventh Amendment decreased the interest rate on both the revolving credit facility and term loan by 1.00% to equal the one month LIBOR plus four hundred basis points (4.00%) through June 30, 2014. The interest rate will increase effective July 1, 2014 by 2.00% to equal the one month LIBOR plus six hundred basis points (6.00%) through September 30, 2014. The interest rate will increase effective October 1, 2014 by an additional 2.00% to equal the one month LIBOR plus eight hundred basis points (8.00%) and continuing thereafter. The Seventh Amendment decreased the maximum revolving commitment by $10.0 million to $15.0 million until September 30, 2014. On October 1, 2014, the maximum revolving commitment will decrease by $2.5 million to $12.5 million through the termination date. The Seventh Amendment increased the eligible inventory available for calculating the borrowing base effective February 21, 2014 to 60.0% of up to $12.5 million in eligible inventory. The Seventh Amendment decreased the principal payment on the term loan by $80.0 thousand to $25.0 thousand per month on March 1, and April 1, 2014. Principal payments then increase by $25.0 thousand to $50.0 thousand, payable on the first day of each

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

month until the sale of certain real estate owned by ISA, at which time a new payment will be calculated based on net proceeds from the sale. The Seventh Amendment reduced the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") to no less than 1.0 to 1.0 for the period ending September 30, 2014. The Seventh Amendment also provided a waiver of the Fixed Charge Coverage Ratio covenant default for the quarters ended June 30, September 30 and December 31, 2013.  The Seventh Amendment requires that unfunded capital expenditures should not exceed $500.0 thousand. The Seventh Amendment also added a minimum liquidity requirement of $200.0 thousand for any month end beginning February 28 and ending on June 30, 2014; of $500.0 thousand for any month end beginning on July 31 and ending on December 31, 2014; and of $1.0 million for any month end beginning on or after January 31, 2015. The Seventh Amendment added a minimum consolidated adjusted EBITDA ("Minimum EBITDA") requirement stating that the Minimum EBITDA shall not fall below (i) $250.0 thousand for the calendar year to date period ending on March 31, 2014, (ii) $500.0 thousand for the calendar year to date period ending on June 30, 2014 (iii) $750.0 thousand for the calendar year to date period ending on September 30, 2014, and (iv) $1.0 million for each calendar year to date ending on or after December 31, 2014. The Seventh Amendment requires ISA to periodically provide the Bank with a business plan and its strategy for obtaining certain growth metrics. In addition, the Companies also agreed to perform other customary commitments and pay a fee totaling $200.0 thousand to the Bank by the end of the year.  All other terms of the Credit Agreement and Previous Amendments remain in effect. In connection with the Seventh Amendment, the Company amended and restated both the term loan note (the "Amended and Restated Term Loan Note") and the revolving loan note (the "Amended and Restated Revolving Loan Note"), issued to the Bank under the Credit Agreement. See Note 4 - "Notes Payable to Bank" for additional debt information.
Impact of Recently Issued Accounting Standards: As of December 31, 2013, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.
In February 2013, the FASB issued ASU 2013-2, Comprehensive Income: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires that the effect of significant reclassifications out of accumulated other comprehensive income be reported on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety in the same reporting period to net income. For reclassifications involving other amounts, cross references would be required to other disclosures provided under generally accepted accounting principles on such items. This update is effective prospectively for annual reporting periods beginning after December 15, 2012 and interim periods within those years. No reclassification events occurred during the year ended December 31, 2013. The effect on the Company would be immaterial due to insignificant amounts involved.

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

NOTE 2 - MANAGEMENT SERVICES AGREEMENT WITH ALGAR, INC.

On December 2, 2013, the Company and Algar, Inc. (“Algar”) entered into a Management Services Agreement (the “Management Agreement”).  Under the Management Agreement, Algar provides the Company with day-to-day senior executive level operating management supervisory services. Algar also provides business, financial, and organizational strategy and consulting services, as the Company’s board of directors may reasonably request from time to time.

The Management Agreement gives Algar the right to appoint the Company’s President and one additional executive officer of the Company. The Company is required to reimburse Algar on a monthly basis for its pre-approved expenses, as defined in the Management Agreement, including expenses associated with the salaries of its executive appointees and employees. The

NOTE 2 - MANAGEMENT SERVICES AGREEMENT WITH ALGAR, INC. (Continued)

Management Agreement also provides that the Company’s board of directors will increase to up to seven members. The Company and Algar have also agreed that Algar, subject to certain limitations and Nasdaq listing requirements, may cause the appointment of up to two members, one of whom will serve as Vice Chairman. Under the Management Agreement, Algar will be paid a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s pre-tax income during the term. The term of the Management Agreement is effective December 1, 2013 and extends through December 31, 2016, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement.

Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 between the Company and Algar (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1.5 million shares of Company common stock at an exercise price per share of $5.00. The first 375.0 thousand share options vested and became exercisable on December 1, 2013. The second 375.0 thousand share options vest and become exercisable only if and after the market price of our Common Stock reaches $6.00 per share or Company revenue following an acquisition increases by $30.0 million. The third 375.0 thousand share options vest and become exercisable only if and after the market price of our Common Stock reaches $8.00 per share or Company revenue following an acquisition increases by $90.0 million. The fourth 375.0 thousand share options vest and become exercisable only if and after the market price of our Common Stock reaches $9.00 per share or Company revenue following an acquisition increases by $120.0 million.

Subject to the terms and conditions set forth in the Stock Option Agreement, including ratification of the issuance of the options by the Company’s shareholders at a special meeting, the options became exercisable on December 1, 2013; provided, however, the options shall become immediately exercisable for all 1.5 million option shares upon the first to occur of any of the following: (i) the termination of Algar's services under the Management Agreement by the Company without cause; (ii) the termination of Algar's services under the Management Agreement by Algar for good reason; or (iii) upon the occurrence of a change in control (with such vesting and expiration timed to give Algar the right to exercise the options immediately before the expiration triggered by the change in control). All rights of Algar will terminate with respect to the options and Algar will have no further rights under the Stock Option Agreement if (A) the Company's shareholders fail to ratify the issuance of the options to Algar at the Company's special meeting, (B) Algar's Services under the Management Agreement are terminated by the Company for cause, by Algar without Good Reason, or the Management Agreement is terminated automatically for legal and regulatory reasons.

The options shall expire and be of no further force or effect on the earlier of (i) the closing of a change of control transaction, (ii) immediately upon termination of Algar's services under the Management Services Agreement by the Company for cause or by Algar without good reason, (iii) immediately if the issuance of the options is not ratified by the Company's shareholders at a special meeting, (iv) upon the expiration of the term of the Management Agreement, or (v) three years after the date of the Stock Option Agreement. See also Note 13 - "Long Term Incentive Plan" for additional information about the accounting for these and other options outstanding.

Sean Garber, Algar’s Chairman and Chief Executive Officer, formerly served as the Company’s President from 1997 to 2000. Mr. Garber is also Algar’s largest shareholder. Algar is located in Louisville, Kentucky and specializes in the procurement and sale of new and used auto parts as well as automotive and metal recycling.

In connection with the Management Agreement, Mr. Garber and Orson Oliver, the Company’s interim Chief Executive Officer and Chairman of the board of directors, have received an Irrevocable Proxy from each of Harry Kletter, K & R, LLC and the Harry Kletter Family Limited Partnership (collectively, “Kletter”), which provides Mr. Oliver and Mr. Garber joint voting authority over the shares owned by Kletter, approximately 25.7% of the Company’s issued and outstanding common stock. As of December 31, 2013, Kletter was the Company’s largest shareholder. Messrs. Oliver and Garber have entered into a separate agreement in which, among other things, they agree to vote their proxies in favor of matters approved by the Company’s board of directors.

Under the Management Agreement, the Company and Algar have agreed to use their best efforts to effect a business combination between them as soon as is reasonably practicable.

On December 2, 2013, in connection with the Management Agreement, the Company’s board of directors appointed Sean Garber as President. Mr. Garber replaced Orson Oliver who had been serving as interim President. Mr. Oliver will continue to serve as the Company’s Chairman and interim Chief Executive Officer.

NOTE 2 - MANAGEMENT SERVICES AGREEMENT WITH ALGAR, INC. (Continued)

Under the Management Agreement, the Company will reimburse Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Management Agreement in an amount not to exceed $20.8 thousand per month, or $250.0 thousand per year. The Company expects Algar to appoint Mr. Garber to the Company’s board of directors prior to June 30, 2014. Mr. Garber is expected to be appointed Vice Chairman at that time.

NOTE 3 - GOODWILL AND INTANGIBLES
In previous years, the Company acquired businesses relating to the stainless steel blends market and recorded total goodwill of $6.8 million. An independent valuation consultant assessed the fair value of purchased intangibles for each acquisition. Identifiable intangibles totaling $6.2 million were originally recorded. In 2012, the Company recorded an impairment loss for the carrying value of goodwill of $6.8 million based on an outside valuation as described below (see also Note 1 - "Summary of Significant Accounting Policies - Goodwill and Other Intangibles"). In the fourth quarter of 2013, management discontinued the production of stainless steel blends, which is a subset of the stainless steel market, and recorded an impairment loss for the intangibles remaining carrying value, net of amortization, of approximately $3.5 million (see also Note 1 - "Summary of Significant Accounting Policies - Intangibles").
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
For 2013 and 2012, the Company identified two reporting units. In 2012, the Company obtained a valuation from an outside source to value goodwill and intangible balances as of December 31, 2012. Of the valuation methodologies considered for the valuation of the goodwill, the income approach valuation method was used. In this approach, discounted cash flow analysis measures the value of a company by the present value of its estimated future economic benefits. These benefits can include earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment. The material assumptions used in the valuation include a discount rate range, a long-term growth rate, a working capital rate, and a terminal growth rate range. The valuation also includes income projections and capital expenditure forecasts as provided by management. These assumptions and estimates were based on information available at the time the valuation was performed. These assumptions and estimates bear the risk of change as future performance, future economic conditions, and continued major customer relationships cannot be predicted or guaranteed. See also Note 1 - "Summary of Significant Accounting Policies" for additional information about these assets.
If necessary, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Since the recycling reporting unit’s fair value exceeded its carrying value in 2011, no further computations were required in that year. In 2012, as a result of changes in our long-term projections for stainless steel sales due to decreasing demand for stainless steel and other nickel-based metals, the recycling reporting unit's fair value did not exceed its carrying value. Accordingly, we performed the second step of the impairment test and recorded an impairment loss of $6.8 million. We had no accumulated impairment losses to goodwill prior to this loss.

The change in carrying value, in thousands, of goodwill during the years ended December 31, 2013 and 2012 is shown below:

Balance, January 1, 2012	$6,840
Additions to goodwill	—
Impairment loss, goodwill	(6,840)
Balance, December 31, 2012	—
Additions to goodwill	—
Impairment loss, goodwill	—
Balance, December 31, 2013	$—

NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE TO BANK
On February 21, 2014, the Company entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (the “Credit Agreement”), including the First Amendment to Credit Agreement dated as of April 14, 2011, the Second Amendment to Credit Agreement dated as of November 16, 2011, the Third Amendment to Credit Agreement dated as of March 2, 2012, the Fourth Amendment to Credit Agreement dated as of August 13, 2012, the Fifth Amendment to Credit Agreement dated as of November 14, 2012 and the Sixth Amendment to Credit Agreement dated as of April 1, 2013 (collectively, the "Previous Amendments") as follows. Pursuant to the Credit Agreement, as amended, the Bank has provided the Companies a revolving credit facility and a term loan described below. The Seventh Amendment extended the maturity date of both the revolving credit facility and the term loan from April 30, 2014 to July 31, 2015. The Seventh Amendment decreased the interest rate on both the revolving credit facility and term loan by 1.00% to equal the one month LIBOR plus four hundred basis points (4.00%) through June 30, 2014. The interest rate will increase effective July 1, 2014 by 2.00% to equal the one month LIBOR plus six hundred basis points (6.00%) through September 30, 2014. The interest rate will increase effective October 1, 2014 by an additional 2.00% to equal the one month LIBOR plus eight hundred basis points (8.00%) and continuing thereafter. The Seventh Amendment decreased the maximum revolving commitment by $10.0 million to $15.0 million until September 30, 2014. On October 1, 2014, the maximum revolving commitment will decrease by $2.5 million to $12.5 million through the termination date. The Seventh Amendment increased the eligible inventory available for calculating the borrowing base effective February 21, 2014 to 60.0% of up to $12.5 million in eligible inventory. The Seventh Amendment decreased the principal payment on the term loan by $80.0 thousand to $25.0 thousand per month on March 1, and April 1, 2014. Principal payments then increase by $25.0 thousand to $50.0 thousand, payable on the first day of each month until the sale of certain real estate owned by ISA, at which time a new payment will be calculated based on net proceeds from the sale. The Seventh Amendment reduced the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") to no less than 1.0 to 1.0 for the period ending September 30, 2014. The Seventh Amendment also provided a waiver of the Fixed Charge Coverage Ratio covenant default for the quarters ended June 30, September 30 and December 31, 2013.  The Seventh Amendment requires that unfunded capital expenditures should not exceed $500.0 thousand. The Seventh Amendment also requires that the sum of the Company's cash balances plus the amount of unused revolving line of credit availability under the borrowing base equal or exceed a specified amount in the aggregate for certain time periods ("Minimum Liquidity Covenant") as follows: $200.0 thousand for any month end beginning February 28 and ending on June 30, 2014; $500.0 thousand for any month end beginning on July 31 and ending on December 31, 2014; and $1.0 million for any month end beginning on or after January 31, 2015. The Seventh Amendment added a minimum consolidated adjusted EBITDA ("Minimum EBITDA") requirement stating that the Minimum EBITDA shall not fall below (i) $250.0 thousand for the calendar year to date period ending on March 31, 2014, (ii) $500.0 thousand for the calendar year to date period ending on June 30, 2014 (iii) $750.0 thousand for the calendar year to date period ending on September 30, 2014, and (iv) $1.0 million for each calendar year to date ending on or after December 31, 2014. The Seventh Amendment requires ISA to periodically provide the Bank with a business plan and its strategy for obtaining certain growth metrics. In addition, the Company also agreed to perform other customary commitments and pay a fee totaling $200.0 thousand to the Bank by the end of the year.  All other terms of the Credit Agreement and Previous Amendments remain in effect. In connection with the Seventh Amendment, the Company amended and restated both the term loan not (the "Amended and Restated Term Loan Note") and the revolving loan note (the "Amended and Restated Revolving Loan Note"), issued to the Bank under the Credit Agreement.
On October 15, 2013, WESSCO, LLC ("WESSCO"), a wholly-owned subsidiary of the Company, signed two promissory notes (collectively, the "KY Bank Notes") in favor of The Bank of Kentucky, Inc. ("KY Bank"), one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay the Bank $3.0 million against the Company’s loan from that bank (the “Fifth Third Loan”). WESSCO expects to use the Line of Credit Note to purchase additional equipment.  The Company is a guarantor of the KY Bank Notes.  The Company has also signed a $3.0 million demand promissory note (the “Company Note”) in favor of WESSCO in exchange for the proceeds of WESSCO’s Term Note.

In connection with these transactions, WESSCO executed a Reaffirmation of Guaranty and Security (the “Fifth Third Security Document”), through which it guarantees the Fifth Third Loan and grants Fifth Third Bank a security interest in its assets.

NOTE 4 - NOTES PAYABLE TO BANK (Continued)

As security for the KY Bank Notes, WESSCO provided KY Bank a first priority security interest in all of its assets, including the Company Note, pursuant to a Security Agreement (the “Security Agreement”). The KY Bank Notes impose a Fixed Charge Coverage Ratio Covenant on WESSCO under which: (i) the sum of (a) WESSCO’s earnings before interest, taxes, depreciation, rent, and interest expense, less distributions and (b) unfunded capital expenditures, divided by (ii) the sum of (x) the current portion of long term debt due for the period, (y) interest expense and (z) rent expense is required to be at least 1.15 to 1 at all times.  KY Bank will test this ratio annually measured for periods starting January 1 and ending December 31. The Security Agreement also contains other customary covenants.

The interest rate on the KY Bank Notes and the Company Note is equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which have a final maturity date of October 14, 2019.  As of December 31, 2013, the interest rate was 3.67%. In the event of a default, the interest rate under the KY Bank Notes (but not the Company Note) will increase by five percent (5.00%).  Events of default under the KY Bank Notes include (a) the failure to pay (i) any installment of principal or interest payable pursuant to the Term Note or the Line of Credit Note on the date when due, or (ii) any other amount payable to KY Bank under the KY Bank Notes, the Security Agreement or any of the other Loan Documents within five (5) days after the date when any such payment is due in accordance with the terms thereof; (b) the occurrence of any default under the Fifth Third Security Document; (c) the occurrence of any default under any of the documents evidencing or securing any other loan made to WESSCO or the Company (except that if there is an event of default under the documents evidencing the Fifth Third Loan, it will not constitute an event of default under the KY Bank Notes if Fifth Third Bank and the Company enter into a forbearance agreement within sixty (60) days of that event of default); and (d) the occurrence of any other “Event of Default” under the Security Agreement or any of the other Loan Documents. The only event of default under the Company Note is the failure of the Company to pay all funds due to WESSCO on demand.

The principal under the Term Note is payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. Interest will be calculated as noted above and paid each month. The first payment commenced November 1, 2013, and the final unpaid principal amount of $60.0 thousand, together with  all accrued and unpaid interest, charges, fees, or other advances, if any, is to be paid on November 1, 2018. As of December 31, 2013, the outstanding balance on the Term Note was $2.9 million. With respect to the Line of Credit Note, WESSCO may request advances up to $1.0 million for twelve (12) months after the effective date of the Line of Credit Note (the "Draw Period").  Advances are limited to eighty percent (80%) of the purchase price for equipment.  Advances made to WESSCO that have been repaid may be re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the Line of Credit Note must be made monthly. The total of all advances, less any repayments, through the end of the Draw Period, will equal the principal balance of the Line of Credit Note, and no further advances may be made after the Draw Period.  At the conclusion of the Draw Period, the principal and interest is payable in sixty (60) monthly installments commencing on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, must be paid by October 14, 2019. As of December 31, 2013, the outstanding balance on the Line of Credit Note was $307.7 thousand.

WESSCO cannot make demand for payment of the Company Note before December 31, 2016. In connection with these transactions, WESSCO paid loan fees totaling $20.0 thousand and other customary fees.
The Sixth Amendment extended the maturity date of both the revolving credit facility and the term loan from October 31, 2013 to April 30, 2014. The Sixth Amendment also provided a waiver of the ratio of debt to adjusted EBITDA for the preceding twelve months (the "Senior Leverage Ratio") and the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") covenant defaults for the quarter ended December 31, 2012. The Sixth Amendment eliminated the Senior Leverage Ratio for the remaining term of the loan. The Sixth Amendment reduced our covenant to maintain the Fixed Charge Coverage Ratio to 0.6 to 1.0 for the quarter ended March 31, 2013. This ratio was calculated using a trailing 3-month basis for that quarter. Beginning with the quarter ended June 30, 2013, the Fixed Charge Coverage Ratio requirement returned to 1.20 to 1.0 and was tested on a trailing 12-month basis as of each quarter end date. The Sixth Amendment increased our interest rate on both the revolving credit facility and term loan by 1.75% and 1.50%, respectively, to equal the one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. For the quarter ended March 31, 2013, the Sixth Amendment required a Minimum Liquidity Covenant of at least $3.0 million. The Sixth Amendment decreased the eligible inventory available for calculating the borrowing base effective April 1, 2013 to 57.5% of eligible inventory up to

NOTE 4 - NOTES PAYABLE TO BANK (Continued)

$12.5 million, and then to 55.0% of eligible inventory up to $12.5 million effective June 18, 2013 upon the delivery of the May 31, 2013 borrowing base certificate.
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
The First Amendment (i) increased the maximum revolving commitment and the maximum amount of eligible inventory advances in the calculation of the borrowing base, (ii) changed the due date of the first excess cash flow payment to April 30, 2012, and (iii) amended certain other provisions of the Credit Agreement and certain of the other loan documents. Under the April Amendment, the Company was permitted to borrow the lesser of $45.0 million (the "Maximum Revolving Commitment") or the borrowing base, consisting of the sum of 85% of eligible accounts plus 60% of eligible inventory up to $18.0 million. The Second Amendment decreased our Maximum Revolving Commitment to $40.0 million.
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
With respect to the revolving credit facility, the interest rate at December 31, 2013 was one month LIBOR plus five hundred basis points (5.00%) per annum, adjusted monthly on the first day of each month. As of December 31, 2013, the interest rate was 5.25%. We also paid a fee of 0.75% on the unused portion. Under the Seventh Amendment the revolving credit facility expires on July 31, 2015. As of December 31, 2013, the outstanding balance on the revolving line of credit was $13.3 million.
Beginning with the Sixth Amendment, the original $8.8 million term loan provides for an interest rate that is equal to the interest rate for the revolving credit facility and was 5.25% as of December 31, 2013. Principal and interest is payable monthly, originally in 36 consecutive installments of approximately $125.0 thousand. The first such payment commenced September 1, 2010 and continued through February 2014. The Seventh Amendment then changed the payment schedule as described above. In addition, the term loan agreement provides that we are to make an annual payment equal to 25% of (i) our adjusted EBITDA, minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Based on 2013 operating results, no annual payment will be required in 2014 for the 2013 fiscal year. The next annual payment will be due on April 30, 2015 (or earlier, upon completion of the Companies' financial statements for the fiscal year ending December 31, 2014). Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own. As of December 31, 2013, the outstanding balance on the term loan was $1.5 million.

NOTE 4 - NOTES PAYABLE TO BANK (Continued)

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
In our original Credit Agreement with the Bank, we agreed to certain covenants, including (i) maintenance of the Senior Leverage Ratio of not more than 3.50 to 1 (or, if measured as of December 31 of any fiscal year, 4.0 to 1), (ii) maintenance of the Fixed Charge Coverage Ratio of not less than 1.20 to 1, and (iii) a limitation on capital expenditures of $4.0 million in any fiscal year. Pursuant to the Third Amendment, the Senior Leverage Ratio increased to 4.25 to 1 for the period ended March 31, 2012. The Senior Leverage Ratio decreased to 3.50 to 1 for the period ended June 30, 2012. Pursuant to the Fourth Amendment, the Senior Leverage Ratio increased to 4.75 to 1 for the period ended September 30, 2012 and decreased to 3.25 to 1 for the period ended December 31, 2012. The Senior Leverage Ratio was eliminated after December 31, 2013 by the Sixth Amendment. In 2012, the Senior Leverage Ratio was, in each quarter, calculated using a measurement period beginning January 1, 2012 and ending at the end of the quarterly measurement period. The Sixth Amendment reduced the Fixed Charge Coverage Ratio requirements and added a Minimum Liquidity Covenant requirement, as noted above. The Seventh Amendment decreased our Fixed Charge Coverage Ratio, decreased the limitation on capital expenditures, added Minimum Liquidity Covenant requirements and added Minimum EBITDA requirements, as noted above.
As of December 31, 2013, we were not in compliance with the Fixed Charge Coverage ratio for the quarter due to insufficient earnings. As of December 31, 2013, our ratio of adjusted EBITDA to aggregate cash payments of interest expense and scheduled principal payments was (0.58) and our capital expenditures totaled $1.1 million. As of December 31, 2013, we have $1.1 million under our existing credit facilities that we can use based on the bank waiver received.
On April 12, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to provide the Company with a Promissory Note (the “April Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is 5.68% per annum. Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payment commenced on the 20th day of May, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, comes due on or before April 20, 2015. As security for the April Note, we granted the Bank a first priority security interest in the equipment purchased with the proceeds of the April Note. As of December 31, 2013, the outstanding balance of the April Note was $75.3 thousand.
On August 9, 2011, we entered into a Loan and Security Agreement (the “August Agreement”) with the Bank pursuant to which the Bank agreed to loan the Company funds pursuant to a Promissory Note (the “August Note”) in the amount of $115.0 thousand for the purpose of purchasing operating equipment. The interest rate is 5.95% per annum. Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015. As security for the August Note, we granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of December 31, 2013, the outstanding balance of the August Note was $51.3 thousand.
On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is 5.20% per annum. Principal and interest is payable in 48 equal monthly installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the October Note, we provided the Bank a first priority security interest in the equipment purchased with the proceeds. As of December 31, 2013, the outstanding balance on the October Note was $297.9 thousand.
In previous years, we entered into three interest rate swap agreements with BB&T swapping variable rates based on LIBOR for fixed rates. The first swap agreement covers approximately $3.6 million in debt and commenced April 7, 2009 and matures on April 7, 2014. The second swap agreement commenced October 15, 2008 and no longer covers any debt as it matured on May 7, 2013. The third swap agreement commenced October 22, 2008 and no longer covers any debt as it matured on October 22, 2013. The one remaining swap agreement with BB&T fixes our interest rate at 5.89%. At December 31, 2013, we recorded the estimated fair value of the liability related to the remaining swap at approximately $49.1 thousand. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreement. As of December 31, 2013, the balance in this account was $75.6 thousand.

NOTE 4 - NOTES PAYABLE TO BANK (Continued)

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.9 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At December 31, 2013, we recorded the estimated fair value of the liability related to this swap at approximately $22.2 thousand.
We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts and forecasted amounts. See Note 1 – “Summary of Significant Accounting Policies – Derivative and Hedging Activities” for additional information about these derivative instruments.
The following table outlines the notional amounts, in thousands, related to the interest rate swaps as of December 31, 2013:

	Notional Amount	Rate
Swap with BB&T	$3,637	5.89%
Swap with KY Bank	$2,909	4.74%
Our long term debt as of December 31, 2013 and 2012 consisted of the following:

	2013	2012
	(in thousands)
Revolving credit facility of $25.0 million in 2013 and 2012 with Fifth Third Bank. See above description for additional details.	$13,349	$18,450
Note payable to Fifth Third Bank in the original amount of $8.8 million secured by our rental fleet equipment, our shredder system assets, and a crane. See above description for additional details.	1,495	5,755
Note payable to Fifth Third Bank in the original amount of $1.3 million secured by equipment purchased with the proceeds. See above description for additional details.	298	638
Loan and Security Agreement payable to Fifth Third Bank in the original amount of $226.9 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	75	133
Note payable to Fifth Third Bank in the original amount of $115.0 thousand secured by the equipment purchased with the proceeds. See above description for additional details.	51	80
Note payable to the Bank of Kentucky, Inc. in the original amount of $3.0 million secured by all WESSCO assets. See above description for additional details.	2,910	—
Revolving credit facility convertible to term loan of up to $1.0 million in 2013 with the Bank of Kentucky, Inc. See above description for additional details.	308	—
	18,486	25,056
Less current maturities	1,597	1,687
	$16,889	$23,369
The annual maturities of long term debt, in thousands, for the next five years and thereafter as of December 31, 2013 are as follows:

2014	$1,597
2015	15,103
2016	603
2017	633
2018	550

Total long-term debt	$18,486

NOTE 5 - LEASE COMMITMENTS
Operating Leases:
We lease our Louisville, Kentucky facility from a related party (see Note 11 - "Related Party Transactions") under an operating lease that, as of December 31, 2012, automatically renewed for a five-year option period under terms of the lease agreement. The rent was adjusted in January 2008 per the agreement to monthly payments of $48.5 thousand through December 2012. Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI index as stated in the lease agreement. In addition, the Company is also responsible for real estate taxes, insurance, utilities and maintenance expense.
We lease equipment from a related party (see Note 11 - "Related Party Transactions") under operating leases expiring November 2015 and May 2016 for a monthly payment totaling $10.5 thousand.
We lease office space in Dallas, Texas. The lease was renewed effective October 1, 2013 for a period of one year with monthly payments of $1.0 thousand.
We lease a lot in Louisville, KY for a term that commenced in March 2012 and ends in February 2016. The monthly payment amount from March 2012 through February 2014 was $3.5 thousand. The monthly payment amount then increased to $3.8 thousand for the remaining term.
We leased a facility in Lexington, Kentucky for $4.5 thousand per month; the lease terminated February 10, 2012. We subleased this property for a term that commenced March 1, 2007 and ended January 31, 2012 for $4.5 thousand per month.
Future minimum lease payments for operating leases, in thousands, as of December 31, 2013 are as follows:

2014	$823
2015	806
2016	673
2017	646
2018	—

Future minimum lease payments	$2,948
Total rent expense for the years ended December 31, 2013, 2012 and 2011 was $994.6 thousand, $925.6 thousand, and $1.0 million, respectively.
NOTE 6 - PROVISION FOR EMPLOYEE TERMINATIONS AND SEVERANCES

For the years ended December 31, 2013 and 2012, the Company expensed $70.0 thousand and $228.4 thousand, respectively, for costs related to employee terminations and severances. For the year ended December 31, 2011, the Company did not have any expenses related to employee terminations and severances.
NOTE 7 - EMPLOYEE RETIREMENT PLAN
We maintain a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Prior to January 1, 2013, eligible employees could contribute a maximum of 15.0% of their annual salary. Beginning January 1, 2013, eligible employees may contribute up to 100.0% of their annual salary to meet the IRS limit of $17.5 thousand. Under the plan, we match 25.0% of each eligible employee’s voluntary contribution up to 6.0% of their gross salary. We also offer an additional discretionary match for eligible employees who contribute 7.0% - 10.0% of their weekly wages. In an effort to decrease expenses, we suspended the employee match under the plan for an undetermined period of time effective March 1, 2014. The expense under the plan for the years ended December 31, 2013, 2012 and 2011 was $49.0 thousand, $53.7 thousand and $59.6 thousand, respectively.

NOTE 8 - INCOME TAXES
The income tax provision (benefit), in thousands, consists of the following for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Federal
Current	$(25)	$(770)	$(3,373)
Deferred	(357)	(2,692)	436
IRS audit adjustment	—	—	622
	(382)	(3,462)	(2,315)
State
Current	364	(159)	(818)
Deferred	1,406	(533)	92
	1,770	(692)	(726)
	$1,388	$(4,154)	$(3,041)

A reconciliation of income taxes at the statutory rate to the reported provision (benefit), in thousands, is as follows:

	2013	2012	2011
Federal income tax at statutory rate	$(4,225)	$(3,665)	$(2,354)
State and local income taxes, net of federal income tax effect	(371)	(457)	(395)
Permanent differences	1,140	9	13
Increase (decrease) in deferred tax asset valuation allowance	4,752	(497)	—
Other differences	92	456	(305)
	$1,388	$(4,154)	$(3,041)

NOTE 8 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets, in thousands, as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax liabilities
Property and equipment	$(2,735)	$(3,137)
Gross deferred tax liabilities	(2,735)	(3,137)
Deferred tax assets
Intangibles and goodwill	2,919	2,776
Accrued property taxes	10	12
Allowance for doubtful accounts	43	43
Inventory capitalization	120	210
Stock options	62	—
Federal net operating loss carry forward	2,413	—
State net operating loss carry forward	1,521	599
State recycling equipment tax credit carry forward	4,617	4,659
Interest rate swap	30	100
Accrued expenses	—	11
Other	11	35
Gross deferred tax assets	11,746	8,445
Valuation allowance	(8,914)	(4,162)
Net deferred tax assets	$97	$1,146
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
At December 31, 2013, we have deferred recycling equipment state tax credit carry forwards of $4.6 million relating to our shredder purchase which do not expire. This tax credit is limited to 25 percent of our Kentucky state income tax liability which includes the Limited Liability Entity Tax, which is based on gross receipts or gross profits. We used the available state tax credits of $18.4 thousand, $23.9 thousand and $12.7 thousand in 2013, 2012, and 2011, respectively.
At December 31, 2013, we have a Federal net operating loss ("NOL") carry forward of $7.1 million which expires in 2033. We also have state NOL carry forwards of $20.2 million as of December 31, 2013. The majority of the state NOL carry forwards relate to losses in Kentucky which expire beginning in 2031.
A deferred tax asset valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider the projected realization of tax benefits based on expected levels of future taxable income, considering recent operating losses, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in the state in carry back years. As of December 31, 2013, management determined that only the state recycling equipment tax credit carry forwards would be realized to the extent of $97.0 thousand and reserved all other net deferred tax assets by increasing the related valuation allowance. The state tax credit carry forwards have been reduced to their net realizable value based upon estimates of future gross profits and utilization of the credit in the foreseeable future.

NOTE 8 - INCOME TAXES (Continued)

The recorded valuation allowance, in thousands, consisted of the following at December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Valuation allowance, beginning of year	$4,162	$4,659
Increase (decrease) in deferred tax asset valuation allowance	4,752	(497)
Valuation allowance, end of year	$8,914	$4,162
NOTE 9 - CASH AND STOCK DIVIDENDS
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
In 2013 and 2012, the Board of Directors did not declare a cash or stock dividend.
NOTE 10 – PER SHARE DATA
The computation for basic and diluted loss per share is as follows:

	2013	2012	2011
	(in thousands, except per share information)
Basic loss per share
Net loss	$(13,816)	$(6,620)	$(3,881)
Weighted average shares outstanding	7,038	6,943	6,927
Basic loss per share	$(1.96)	$(0.95)	$(0.56)
Diluted loss per share
Net loss	$(13,816)	$(6,620)	$(3,881)
Weighted average shares outstanding	7,038	6,943	6,927
Add dilutive effect of assumed exercising of stock options	—	—	—
Diluted weighted average shares outstanding	7,038	6,943	6,927
Diluted loss per share	$(1.96)	$(0.95)	$(0.56)
NOTE 11 - RELATED PARTY TRANSACTIONS
In 2013, the Company entered into various transactions with related parties including the Company’s founder and principal shareholder as of December 31, 2013 and former Chief Executive Officer ("former CEO"), Harry Kletter and an affiliated company, K&R, LCC ("K&R"), which is wholly-owned by Kletter Holding, LLC, the sole member of which was Mr. Kletter as of that date.
On November 1, 2013, Mr. Kletter purchased 125.0 thousand shares of the Company's Common Stock from an affiliate of Blue Equity, LLC ("Blue Equity") in lieu of the Company's redemption of the shares, as contemplated in a Management Services Agreement by and between the Company and Blue Equity entered into on April 1, 2013 (the "Blue Equity Management Agreement"). The purchase price was equal to $4.00 per share, or $500.0 thousand in the aggregate, which were equal to the proceeds received by the Company from the original sale of these securities to Blue Equity. The closing price per share of the Company's Common Stock on the NASDAQ Capital Market on October 31, 2013 was $2.31. The Blue Equity Management Agreement was terminated effective July 31, 2013. As of December 31, 2013, Mr. Kletter beneficially owned approximately 1.8 million shares, or 25.9%, of the Company's issued and outstanding common stock.

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

In January 2014, the Company announced Mr. Kletter's passing. In addition to serving as the Company's Chairman of the Board and interim CEO, Orson Oliver is also the executor of Mr. Kletter's trust and had previously received an Irrevocable Proxy from each of Mr. Kletter, K & R and the Harry Kletter Family Limited Partnership (collectively, “Kletter”), which provided Mr. Oliver and Sean Garber joint voting authority over the shares owned by Kletter (see Note 2 - "Management Services Agreement with Algar, Inc."). Mr. Oliver is in an advisory position in connection to K&R transactions with the Company.
Except as noted below, all agreements between the Company and K&R are expected to remain in effect according to the terms of each agreement.
A summary of the K&R transactions, in thousands, as of December 31, 2013 is as follows:

	2013	2012	2011
Balance sheet accounts:
Accounts receivable	$13.4	$—	$—

Notes receivable	$—	$—	$45.4

Deposits (included in other long-term assets)	$42.1	$62.1	$62.1

Accrued rent	$30.0	$—	$—

Income statement activity:
Rent expense (property)	$646.0	$582.0	$582.0

Lease expense (equipment)	$126.0	$126.0	$101.0

Consulting fees	$140.0	$240.0	$480.0
In 2012, the Company leased its corporate offices, processing property and buildings in Louisville, Kentucky for $48.5 thousand per month from K&R pursuant to the K&R lease. Deposits include one month of the original lease agreement’s rent in advance in the amount of $42.1 thousand. Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI index as stated in the lease agreement. As of December 31, 2013, we recorded an accrual of $30.0 thousand for rent expense owed to K&R.
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
In an addendum to the K&R lease as of January 1, 2006, the rent was increased $4.0 thousand as a result of the improvements made to the property in 2004. For the years 2012 and 2011, the payments to K&R by the Company of $4.0 thousand for additional rent and the payment from K&R to the Company of $3.9 thousand for the promissory note were offset. As of December 31, 2012, this note was paid in full.
Effective January 1, 2012, the Company and K&R entered into an agreement (the “Second Amendment”) which amends an April 1, 2010 amendment (the “Amendment") to a consulting agreement which the parties had entered into effective January 2, 1998 (the “Prior Agreement”). Under the Prior Agreement, the Company engaged K&R as a consultant and retained the services of K&R management personnel to perform planning and consulting services with respect to the Company’s businesses, including the preparation of business plans, pro forma budgets, and assistance with general operational issues. The Prior Agreement provided for a term of ten years, with an automatic renewal for additional terms of one year on January 1 of each successive calendar year unless either party provides the other party with written notice of its intent not to renew at least six months prior to the expiration of the then existing term. The Amendment increased the consulting fees from $240.0 thousand per annum to $480.0 thousand per annum. The Second Amendment reduced the consulting fees from $480.0 thousand per annum to $240.0 thousand per annum. The annual fee was payable in equal monthly installments of $20.0 thousand. The Second Amendment otherwise ratified the Prior Agreement in all respects. Deposits previously included one month of the original agreement’s consulting services in advance in the amount of $20.0 thousand. This deposit was used to offset a portion of the rent expense owed to K&R in December. Mr. Kletter was compensated through these consulting fees. As of December 31, 2012, we extended this consulting agreement for one year according to the terms of the contract. In connection with Mr. Kletter's retirement from

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

his positions of CEO and Director and the termination of the Blue Equity Management Agreement, the Prior Agreement and amendments thereof were terminated effective July 31, 2013.
Effective December 1, 2010, the Company and K&R entered into a lease agreement under which the Company leases equipment from K&R for a monthly payment of $5.5 thousand for five years.
Effective June 1, 2011, the Company and K&R entered into a lease agreement under which the Company leases equipment from K&R for a monthly payment of $5.0 thousand for five years.
See also Note 5 - "Lease Commitment."
On September 13, 2013, K & R made a $500.0 thousand refundable, non-interest bearing deposit with the Company related to K & R's potential purchase of a piece of the Company's real property located at 1565 East 4th Street in Seymour, Indiana. The parties continue to negotiate the terms of the potential transaction. The Company was permitted and has used the deposited funds for general corporate purposes. If the parties are unable to agree to the terms of a transaction, the Company is obligated to refund the deposit to K & R. For the period ended December 31, 2013, this deposit is recorded as a current liability entitled "Deposit from related party" for $500.0 thousand.

Other related-party transactions are as follows:

Board of Directors' fees and consulting fees:

As of December 31, 2013, we had outstanding Board of Directors' fees of $71.0 thousand. We paid financial consulting fees of $95.0 thousand and $70.0 thousand during 2013 and 2012, respectively, to two of our directors.
Termination and Consulting Agreement with Brian Donaghy:
On June 11, 2013, Brian G. Donaghy notified the Company that, effective immediately, he was resigning from his position as the Company's President and Chief Operating Officer and all other positions he held with the Company, including principal executive officer.

On June 17, 2013, the Company and Mr. Donaghy entered into a Termination and Consulting Agreement (the “Consulting Agreement”) pursuant to which Mr. Donaghy provided consulting services to the Company with respect to the scrap metals industry with compensation at a monthly rate of $12.5 thousand. The Consulting Agreement terminated Mr. Donaghy's Amended and Restated Employment Agreement with the Company dated as of April 1, 2010. During the consulting period, the Company paid premiums for Mr. Donaghy's COBRA coverage to the extent of the amount of coverage premiums paid by the Company immediately before Mr. Donaghy's termination of employment. The Consulting Agreement was terminated effective December 16, 2013.

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
Retirement of and Consulting Agreement with James K. Wiseman:
On October 29, 2013, James K. Wiseman notified the Company of his intent to retire as the Company’s Vice President and General Manager of Recycling and resign from all other positions he holds with the Company and its subsidiaries. Mr. Oliver, interim Chief Executive Officer and interim President, became responsible for the day-to-day operations of the Company.

Because of Mr. Wiseman’s experience with the Company and in the scrap metal industry, on November 1, 2013, the Company and Mr. Wiseman entered into a Consulting Agreement (the “Wiseman Consulting Agreement”) pursuant to which Mr. Wiseman provides consulting services to the Company with respect to that industry with compensation at a monthly rate of $10.0 thousand. The Wiseman Consulting Agreement provides for the termination of Mr. Wiseman’s employment with the Company as the Vice President and General Manager of Recycling, a position he had initially held in accordance with an Executive Employment Agreement with the Company dated as of April 4, 2007.

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

The Wiseman Consulting Agreement may not be terminated by either party until after October 31, 2014 after which time either party may terminate the Wiseman Consulting Agreement by giving 30 days prior written notice of termination to the other party. During the consulting period, the Company will pay premiums for Mr. Wiseman’s COBRA coverage to the extent of the amount of coverage premiums paid by the Company immediately before Mr. Wiseman’s termination of employment.

In connection with the Wiseman Consulting Agreement, Mr. Wiseman granted the Company a release of its obligations to pay any salary and welfare plan benefits under his Executive Employment Agreement. The Company granted Mr. Wiseman a release of his non-competition obligations under that agreement, but the Wiseman Consulting Agreement provides that Mr. Wiseman may not solicit Company employees to leave the Company during the consulting period and for two years thereafter. As of December 31, 2013, we accrued $70.0 thousand of the consulting fees as employee severances relating to the Wiseman Consulting Agreement.

Management Services Agreement with Algar, Inc.:

On December 2, 2013, the Company and Algar entered into the Management Agreement.  Under the Management Agreement, Algar provides the Company with day-to-day senior executive level services. Algar will also provide business, financial, and organizational strategy and consulting services, as the Company’s board of directors may reasonably request from time to time.

Under the Management Agreement, Algar will be paid a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s pre-tax income during the term. Subject to shareholder approval and restrictions on exercisability set forth in the Stock Option Agreement, the Company granted Algar an option to purchase a total of 1.5 million shares of Company common stock at an exercise price per share of $5.00.

On December 2, 2013, in connection with the Management Agreement, the Company’s board of directors appointed Sean Garber as President. Under the Management Agreement, the Company will reimburse Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Management Agreement in an amount not to exceed $20.8 thousand per month, or $250.0 thousand per year. As of December 31, 2013, we accrued management fees to Algar of $25.9 thousand. We also recorded $70.4 thousand in accounts payable to Algar as of this date.

See Note 2 - "Management Services Agreement with Algar, Inc." for additional details relating to the Management Agreement, the Stock Option Agreement and Mr. Garber's appointment as President.
NOTE 12 - SEGMENT INFORMATION
The Company’s operations include two primary segments: Recycling and Waste Services. The Recycling segment ("Recycling") provides products and services to meet the needs of its customers related to ferrous, non-ferrous and fiber recycling in two locations in the Midwest. The Waste Services segment ("Waste Services") provides waste disposal services including contract negotiations with service providers, centralized billing, invoice auditing, and centralized dispatching. Waste Services also sells, leases, and services waste handling and recycling equipment, such as trash compactors and balers to end user customers.
The Company’s two reportable segments are determined by the products and services that each offers. Recycling generates its revenues based on buying and selling of ferrous and non-ferrous, including stainless steel, scrap metals, automobile parts and fiber scrap. On July 2, 2012, the Company opened the ISA Pick.Pull.Save used automobile yard, which is considered a product line within Recycling. The Company purchases automobiles for the yard through auctions, automobile purchase programs with various suppliers, and general scrap purchases. Retail customers locate and remove used parts for purchase from automobiles within the yard. Fuel, Freon, tires and certain core automobile parts are also sold to various vendors for additional revenue. All automobiles are shredded and sold as scrap metal after a specified time period in the yard.
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

NOTE 12 - SEGMENT INFORMATION (Continued)

The majority of the assets listed under the column labeled "other" include land, buildings and deferred taxes that are used by multiple segments, which makes them not appropriate to allocate. We consider such assets corporate assets. Expenses related to land and buildings, including property taxes, insurance and utilities, are allocated to each segment based on a formula. Depreciation expense for Recycling totaled $2.3 million, $2.6 million and $2.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense for Waste Services totaled $397.2 thousand, $404.7 thousand and $485.0 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. Depreciation expense for Other totaled $624.5 thousand, $642.0 thousand and $625.4 thousand for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense for Recycling totaled $641.0 thousand for the year ended December 31, 2013 and $750.0 thousand for the years ended December 31, 2012 and 2011. We did not have any amortization expense in Waste Services or Other in any year.

2013	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$129,373	$—	$—	$129,373
Equipment sales, service and leasing revenues	—	2,311	—	2,311
Management fees	—	5,069	—	5,069
Cost of sales	(129,154)	(5,403)	—	(134,557)
Inventory adjustment for lower of cost or market	(2,225)	—	—	(2,225)
Selling, general, and administrative expenses	(2,692)	(883)	(4,157)	(7,732)
Impairment loss, intangibles	(3,489)	—	—	(3,489)
Segment (loss) profit	$(8,187)	$1,094	$(4,157)	$(11,250)

2013	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Cash	$835	$132	$622	$1,589
Income tax receivable	—	—	7	7
Accounts receivable, net	10,496	960	—	11,456
Inventories	8,728	54	—	8,782
Net property and equipment	14,773	1,320	5,733	21,826
Deferred income taxes	—	—	97	97
Other assets	67	180	28	275
Segment assets	$34,899	$2,646	$6,487	$44,032

2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$187,034	$—	$—	$187,034
Equipment sales, service and leasing revenues	—	2,110	—	2,110
Management fees	—	5,088	—	5,088
Cost of sales	(182,984)	(5,292)	—	(188,276)
Selling, general, and administrative expenses	(3,164)	(768)	(4,038)	(7,970)
Impairment loss, goodwill	(6,840)	—	—	(6,840)
Segment (loss) profit	$(5,954)	$1,138	$(4,038)	$(8,854)

NOTE 12 - SEGMENT INFORMATION (Continued)

2012	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Cash	$1,083	$—	$843	$1,926
Income tax receivable	—	—	1,437	1,437
Accounts receivable, net	12,453	890	1	13,344
Inventories	16,465	64	—	16,529
Net property and equipment	16,870	983	6,357	24,210
Net intangibles	4,275	—	—	4,275
Deferred income taxes	—	—	1,146	1,146
Other assets	158	12	286	456
Segment assets	$51,304	$1,949	$10,070	$63,323

2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$269,802	$—	$—	$269,802
Equipment sales, service and leasing revenues	—	2,132	—	2,132
Management fees	—	5,279	—	5,279
Cost of sales	(263,563)	(5,474)	—	(269,037)
Inventory adjustment for lower of cost or market	(3,441)	—	—	(3,441)
Selling, general, and administrative expenses	(4,717)	(808)	(3,200)	(8,725)
Segment (loss) profit	$(1,919)	$1,129	$(3,200)	$(3,990)

2011	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Cash	$1,116	$—	$1,151	$2,267
Income tax receivable	—	—	3,967	3,967
Accounts receivable, net	16,342	940	(91)	17,191
Inventories	18,500	44	—	18,544
Net property and equipment	18,909	1,024	6,266	26,199
Goodwill	6,840	—	—	6,840
Net intangibles	5,025	—	—	5,025
Other assets	363	12	562	937
Segment assets	$67,095	$2,020	$11,855	$80,970
NOTE 13 - LONG TERM INCENTIVE PLAN
In previous years, shareholders approved ratification of a long term incentive plan and approved the issuance and reservation of additional common shares of our Common Stock under the plan. The plan makes available up to 2.4 million shares of our Common Stock for performance-based awards under the plan. We may grant any of these types of awards: non-qualified and incentive stock options; stock appreciation rights; and other stock awards including stock units, restricted stock units, performance shares, performance units, and restricted stock. The performance goals that we may use for such awards will be based on any one or more of the following performance measures: cash flow; earnings; earnings per share; market value added or economic value added; profits; return on assets; return on equity; return on investment; revenues; or total shareholder return.

NOTE 13 - LONG TERM INCENTIVE PLAN (Continued)

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
On April 9, 2012, we issued 3.8 thousand shares of our stock to a previous executive. Stock compensation charged to operations relating to these stock awards was $59.9 thousand for the year ended December 31, 2012. These shares were granted pursuant to a performance based stock plan authorized on August 13, 2010, at a grant date fair value of $15.98 per share.
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
The Company recognizes stock-based compensation costs, net of estimated forfeitures, for only those shares expected to vest on a straight-line basis over the requisite service period of the award. The Company estimates the forfeiture rates based on its historical experience. Treasury shares or new shares are issued for exercised options. The Company does not expect to repurchase any additional shares within the following annual period to accommodate the exercise of outstanding stock options.

As of May 15, 2012, we awarded options to purchase 30.0 thousand shares of our stock each to our three new directors for a total of 90.0 thousand shares at a per share exercise price of $4.94, the fair value as of the grant date. These options vested as of May 14, 2013 and are outstanding as of December 31, 2013. These options expire in May 2017.

As of December 1, 2013, subject to shareholder approval and vesting provisions, we granted options to purchase a total of 1.5 million shares of our Common Stock to Algar at per share exercise price of $5.00 pursuant to the Management Agreement. The closing price per share of the Company's Common Stock on the NASDAQ Capital Market on December 2, 2013 was $2.54 per share. Per ASC Topic 718: Compensation - Stock Compensation, these options are not deemed to be granted for accounting purposes until shareholder approval is obtained. See Note 2 - "Management Services Agreement with Algar, Inc." for additional information relating to the Management Agreement and Stock Option Agreement.

As of December 31, 2013, we did not have any unrecognized stock-based compensation cost related to non-vested option awards as all outstanding options granted have vested. Stock compensation charged to operations relating to stock options and grants was $48.0 thousand and $96.0 thousand for the years ended December 31, 2013 and 2012, respectively. We did not charge any stock compensation to operations relating to stock options for the year ended December 31, 2011.

NOTE 13 - LONG TERM INCENTIVE PLAN (Continued)

The weighted average assumptions relating to the valuation of the Company's stock options awarded in May, 2012 are shown below. No stock options other than the options to Algar were granted during 2013 or 2011.

2012
Weighted average grant-date fair value of grants per option	$1.71
Volatility	52.8%
Risk-free interest rate	2.5%
Expected life	2.5 years
Expected dividend yield	0.0%

As of July 1, 2009, we awarded options to purchase 30.0 thousand shares of our stock each to our three independent directors for a total of 90.0 thousand shares at a per share exercise price of $4.23, the fair value as of the grant date. These options are outstanding as of December 31, 2013. These options expire in June 2014.

On January 16, 2014, we awarded options to purchase 30.0 thousand shares of our stock to our new independent director at a per share exercise price of $3.47, the fair value as of grant date.
See Note 1 – “Summary of Significant Accounting Policies - Stock Option Plans” of these Notes to Consolidated Financial Statements for additional information on this stock option plan.
NOTE 14 - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS
We have litigation from time to time, including employment-related claims, none of which we currently believe to be material.
Our operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the processing of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities in material amounts could exist, including cleanup obligations at these facilities or at off-site locations where we disposed of materials from our operations, which could result in future expenditures that we cannot currently estimate and which could reduce our profits. ISA records liabilities for remediation and restoration costs related to past activities when our obligation is probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred. Such compliance has not historically constituted a material expense to us.

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

2013	1st	2nd	3rd	4th	Year
	(in thousands, except per share information)
Revenue	$34,758	$40,123	$33,311	$28,561	$136,753
Gross profit (loss)	1,424	707	(1,267)	(893)	(29)
Inventory write-down	—	—	(1,900)	(325)	(2,225)
Impairment loss, intangibles	—	—	—	(3,489)	(3,489)
Loss before other income (expense)	(435)	(1,369)	(2,987)	(6,459)	(11,250)
Net loss	(115)	(1,238)	(2,191)	(10,272)	(13,816)
Basic loss per share	(0.02)	(0.18)	(0.31)	(1.45)	(1.96)
Diluted loss per share	(0.02)	(0.18)	(0.31)	(1.45)	(1.96)

We have reclassified certain income statement items within these Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements for the prior years and prior quarters in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income (loss), although gross profit was affected.
In the third quarter of 2013, a continuing reduction in market demand and prices for stainless steel occurred, which led to a reduction in stainless steel sales volumes and average stainless steel selling prices, resulting in ISA recording a net realizable value (“NRV”) inventory write-down of $1.9 million at September 30, 2013. Based on the final sale price of the remaining inventory in the fourth quarter of 2013 and the first quarter of 2014, we recorded an additional NRV inventory write-down of $325.0 thousand at December 31, 2013. See Note 3 - "Goodwill and Intangibles." In the fourth quarter of 2013, management determined to discontinue the production of stainless steel blends. With this change in strategy, management determined the value of the intangible assets related to the stainless steel blend business was impaired. We recorded an impairment loss of approximately $3.5 million for the remaining value of these intangible assets in that quarter.
An inventory write-down was not necessary in 2012; however, based on an outside valuation, we recorded an impairment loss for the carrying value of goodwill of $6.8 million. See Note 3 - "Goodwill and Intangible Assets" for additional information regarding our decision to discontinue the production of stainless steel blends and the impairment losses recorded in 2013 and 2012.

2012	1st	2nd	3rd	4th	Year
	(in thousands, except per share information)
Revenue	$61,678	$49,852	$45,729	$36,973	$194,232
Gross profit	2,760	625	1,324	1,247	5,956
Impairment loss, goodwill	—	—	—	(6,840)	(6,840)
Income (loss) before other income (expense)	513	(1,358)	(573)	(7,436)	(8,854)
Net income (loss)	9	(1,239)	(886)	(4,504)	(6,620)
Basic earnings (loss) per share	—	(0.18)	(0.13)	(0.65)	(0.95)
Diluted earnings (loss) per share	—	(0.18)	(0.13)	(0.65)	(0.95)

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

2011	1st	2nd	3rd	4th	Year
	(in thousands, except per share information)
Revenue	$106,401	$65,062	$55,766	$49,984	$277,213
Gross profit (loss)	7,214	3,458	(5,250)	(687)	4,735
Inventory write-down	—	—	(3,441)	—	(3,441)
Income (loss) before other income (expense)	4,299	1,739	(7,136)	(2,892)	(3,990)
Net income (loss)	2,167	313	(4,536)	(1,825)	(3,881)
Basic earnings (loss) per share	0.31	0.05	(0.67)	(0.26)	(0.56)
Diluted earnings (loss) per share	0.31	0.05	(0.67)	(0.26)	(0.56)

Reduced metal prices caused us to reduce our inventory balance approximately $3.4 million due to a lower of cost or market adjustment at the end of the third quarter 2011.

SUPPLEMENTARY INFORMATION

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years ended December 31, 2013, 2012 and 2011

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions *	Balance at End of Period
	(in thousands)
Allowance for doubtful accounts 2013 (deducted from accounts receivable)	$100	$—	$—	$100
Allowance for doubtful accounts 2012 (deducted from accounts receivable)	$100	$—	$—	$100
Allowance for doubtful accounts 2011 (deducted from accounts receivable)	$100	$—	$—	$100
* Uncollected amounts written off, net of recoveries