Form 10-K/A
period 2013-12-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2014-04-30
CIK 4187

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Aggregate market value of the 4,908,382 shares of voting Common Stock held by non-affiliates of the registrant at the closing sales price on June 30, 2013: $12,418,206.
Number of shares of Common Stock, $0.0033 par value, outstanding as of the close of business on March 28, 2014: 7,069,267.

____________________________________________

EXPLANATORY NOTE

Industrial Services of America, Inc. (the “Company”, “our”, “we”, or “us”) filed its Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K") with the Securities and Exchange Commission (the "SEC") on March 31, 2014. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2014 Annual Meeting of Shareholders (the "2014 Proxy Statement") that the Company expected to file with the SEC not later than 120 days after the end of the fiscal year covered by the 2013 Form 10-K. Because the definitive 2014 Proxy Statement will not be filed with the SEC before such date, the Company is filing this Amendment No. 1 to the 2013 Form 10-K (the "Form 10-K/A") to provide the additional information required by Part III of Form 10-K. This Form 10-K/A amends and restates in its entirety Items 10, 11, 12, 13, and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 15 of Part IV of the 2013 Form 10-K has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the 2013 Form 10-K filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Form 10-K/A should be read in conjunction with the 2013 Form 10-K and the Company's other filings with the SEC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Set forth below is a list of members of the Board of Directors, together with their ages, all Company positions and offices each person currently holds and the year in which each person joined the Board.

Name and Principal Occupation with Company	Age	Year First Became Director

Orson Oliver	70	2005
Chairman of the Board and Interim Chief Executive Officer

Albert Cozzi	68	2006
Director

Francesca Scarito	48	2012
Director

Alan Gildenberg	55	2012
Director

Ronald Strecker	55	2013
Director

ORSON OLIVER has been our director since 2005, our Chairman of the Board since 2012 and our interim Chief Executive Officer since 2013. He is currently an independent business consultant with over thirty-five years of experience in banking and financial consulting. Mr. Oliver began his career in 1968 as an attorney with the U.S. Treasury Department in Washington, D.C. In September of 1975, he joined the Bank of Louisville as general counsel. In November of 1985, he became president of the Bank of Louisville. When Branch Banking and Trust Company acquired the Bank of Louisville in 2003, the Bank of Louisville had assets of $1.6 billion and was the largest, locally managed bank in Louisville, Kentucky. Since his retirement from banking in February 2004, Mr. Oliver has worked as an independent general business consultant for the Al J. Schneider Company, a corporation with a number of large hotels and real estate holdings in the Louisville, Kentucky area. From May 2004 through December 2011, Mr. Oliver also worked as an independent general business consultant for PNC Bank, which is headquartered in Pittsburgh, Pennsylvania with assets of $320 billion as of December 31, 2013. Mr. Oliver has been a member of the board of directors of the Al J. Schneider Company since February 2004. Beginning in 2013, Mr. Oliver also serves as a director of the Bankers' Bank of Kentucky.

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

FRANCESCA E. SCARITO has been our director since 2012. Ms. Scarito is President of RS Finance & Consulting, LLC, a boutique investment bank located in Boston, Massachusetts, which she founded in April 2009.  Ms. Scarito has been an investment banker for over 20 years and has extensive experience in private capital, equity capital markets and mergers and acquisitions.  At various times between August 2009 and August 2013, Ms. Scarito provided financial advisory and other consulting services to ISA. Prior to founding her own firm in April 2009, Ms. Scarito was a Managing Director in the Investment Banking Division of Canaccord Adams Inc., which she joined in 2007. Ms. Scarito earned a B.A. from Dartmouth College and an M.B.A. from Harvard Business School. Ms. Scarito has been a member of the board of directors of Ambient Corporation since June 2011.

ALAN GILDENBERG has been our director since 2012. As of January 2013, he is a Registered Representative with Stifel, Nicolaus & Company, Incorporated. He was previously a Registered Investment Advisor at Falcon Global Partners, LLC from 2007 until March 2013, a Registered Representative at Wachovia Securities from 2001 until March 2007 and R.W. Baird from 1997 through January 2001. Mr. Gildenberg was also a consultant to K&R, LLC ("K&R"), an affiliate of our Company, from 2009 until 2012. His experience also includes his work as an independent futures and options trader at the Chicago Mercantile Exchange for five years. Mr. Gildenberg has a B.B.A. in Business Administration from the University of Michigan.

RONALD STRECKER has been our director since July 2013. He has been the Chief Financial Officer of the Al J. Schneider Company, a hospitality company headquartered in Louisville, KY, since 2007.

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

Audit Committee

The Audit Committee confers with our independent registered public accounting firm regarding the scope and adequacy of annual audits; reviews reports from such independent accountants; and meets with the independent accountants to review the adequacy of our accounting principles, financial controls and policies. The Audit Committee met four (4) times in 2013. The members of the Audit Committee are Messrs. Cozzi, Gildenberg and Strecker. Mr. Strecker is the chairperson of this committee. All current members of the Audit Committee are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards and the Audit Committee Qualifications of Rule 5605(c)(2). The Board of Directors has determined that Mr. Strecker is qualified as an "audit committee financial expert" based on a thorough review of his education and financial experience and is independent as described in the preceding sentences. Our Audit Committee has a written charter, which is available on our website at www.isa-inc.com under Investor Relations.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company's executive officers.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations
Orson Oliver	2013	70
Mr. Oliver has been our director since 2005, our Chairman of the Board since 2012 and our interim Chief Executive Officer since 2013. He is currently an independent business consultant with over thirty-five years of experience in banking and financial consulting. Mr. Oliver began his career in 1968 as an attorney with the U.S. Treasury Department in Washington, D.C. In September of 1975, he joined Bank of Louisville as general counsel. In November of 1985, he became president of the Bank of Louisville. When Branch Banking and Trust Company acquired the Bank of Louisville in 2003, the Bank of Louisville had assets of $1.6 billion and was the largest, locally managed bank in Louisville, Kentucky. Since his retirement from banking in February 2004, Mr. Oliver has worked as an independent general business consultant for the Al J. Schneider Company, a corporation with a number of large hotels and real estate holdings in the Louisville, Kentucky area. From May 2004 through December 2011, Mr. Oliver also worked as an independent general business consultant for PNC Bank, which is headquartered in Pittsburgh, Pennsylvania with assets of $320 billion as of December 31, 2013. Mr. Oliver has been a member of the board of directors of the Al J. Schneider Company since February 2004. Beginning in 2013, Mr. Oliver also serves as a director of the Bankers' Bank of Kentucky.

Sean Garber	2013	47
Mr. Garber has been our President since December 2013. He served as our President from 1997 to 2000. He is currently the Chairman, Chief Executive Officer and largest shareholder of Algar, Inc. ("Algar"). He has served as Algar's Chief Executive Officer since 2005. Algar specializes in the procurement and sale of new and used auto parts as well as automotive and metal recycling. For information regarding the Company's appointment of Mr. Garber as President, the information regarding the Management Agreement, Irrevocable Proxy and Garber/Oliver Agreement set forth in Item 12 is hereby incorporated by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, certain officers and persons who own more than ten percent (10%) of our outstanding Common Stock to file with the Securities and Exchange Commission reports of changes in ownership of our Common Stock held by such persons. Officers, directors and greater than 10% shareholders must furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations from reporting persons that no other reports including Forms 5 were required, all Section 16(a) filing requirements applicable to all of our officer, directors and greater than 10% shareholders were timely complied with during 2013.

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

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION DISCUSSION AND ANALYSIS

In accordance with SEC regulations, the following table summarizes the compensation awarded to, paid to, or earned by: (i) all persons who served as our principal executive officer during 2013, (ii) all executive officers who were serving as executive officers as of December 31, 2013 and whose total compensation exceeded $100,000 and (iii) the two executive officers who were not serving as executive officers at December 31, 2013 but whose total compensation exceeded $100,000 (collectively the "Named Executive Officers").

2013 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)
Harry Kletter	2013	$—	$147,828	(1)	$147,828
CEO (former)	2012	—	247,828	(1)	247,828

Orson Oliver	2013	$—	$32,600	(2)	$32,600
Interim CEO	2012	—	42,828	(2)	42,828

Alan Schroering	2013	$106,468	$12,428	(3)	$118,896
Vice-President of Finance and Interim CFO	2012	104,000	15,777	(3)	119,777

Brian Donaghy	2013	$153,462	$106,265	(4)	$259,727
President and COO (former)	2012	300,000	34,944	(4)	334,944

Jim Wiseman	2013	$148,235	$120,305	(5)	$268,540
Vice-President - Recycling (former)	2012	136,500	28,179	(5)	164,679

(1) Although Mr. Kletter did not receive any compensation directly from us, K&R, which is wholly-owned by Kletter Holding, LLC, the sole member of which was Mr. Kletter as of December 31, 2013, received $140,000 in 2013 and $240,000 in 2012 in the form of consulting fees. An amount of $7,828 is also included in this total and reflects Mr. Kletter's personal use of our company vehicle during 2013 and 2012. Mr. Kletter retired as CEO in May 2013. The consulting agreement with K&R was terminated effective July 31, 2013. Mr. Kletter passed away in January 2014.

We also paid K&R rental fees for our facilities of $645,600 and $582,000 in 2013 and 2012, respectively and equipment rental fees of $126,000 in both 2013 and 2012. These rental fees are not included in the table above. A description of these leases is set forth in the Item 13 of the Form 10-K/A.

(2) Mr. Oliver was appointed interim CEO and interim President in June 2013. He did not receive any additional compensation for serving in these roles. Amounts reflect director's fees earned of $29,000 and $35,000 in 2013 and 2012, respectively, as well as an amount of $3,600 and $7,828 that reflects Mr. Oliver's personal use of our company vehicle during 2013 and 2012, respectively. In 2013, Mr. Oliver attended five Board meetings and three Audit Committee meetings. He was not paid for one of the Audit Committee meetings, as he was not a member of the Audit Committee at the time of attendance.

(3) Amounts reflect our contribution to the 401(k) plan and the cost of health, dental, life, STD, and LTD benefits paid by the Company of $10,324 and $13,697 in 2013 and 2012, respectively.

(4) Amounts reflect our contribution to the 401(k) plan, the automobile allowance in the amount of $1,000 per month in 2012 and through June 2013, and the cost of health, dental, life, STD, and LTD benefits paid by the Company of $23,005 and $19,531 in 2013 and 2012, respectively. In 2013, the amount also includes $74,376 in consulting fees paid after Mr. Donaghy's separation from the Company in June 2013. Mr. Donaghy served as our principal executive officer between Mr. Kletter's resignation as CEO and Mr. Oliver's appointment as Interim CEO.

(5) Amounts reflect our contribution to the 401(k) plan, the automobile allowance in the amount of $800 per month in 2012 and through October 2013, and the cost of health, dental, life, STD, and LTD benefits paid by the Company of $19,613 and $16,265 in 2013 and 2012, respectively. In 2013, the amount also includes $20,000 in consulting fees paid in 2013 after Mr. Wiseman's separation from the Company at the end of October 2013 and $70,000 in accrued consulting fees to be paid in 2014.

As of December 31, 2013, no other executive officer was serving who received total compensation in excess of $100,000 in 2013.

As of April 16, 2014, we have not issued any shares of Common Stock as performance-based awards in 2014.

We do not have a post-employment compensation plan.

Compensation Committee
The members of the Compensation Committee are Messrs. Cozzi and Gildenberg. Ms. Scarito served as a member of the Compensation Committee during 2013. The Compensation Committee is responsible for making recommendations to the Board regarding salaries and bonuses that we pay to our executive officers, including our interim Chief Financial Officer. This committee did not meet in 2013. This committee does not have a chairperson. All functions of the Compensation Committee are performed by the committee as a whole. However, the Compensation Committee confers with our interim Chief Executive Officer, Mr. Oliver, to obtain additional input for the committee's decision-making process and recording our processes and procedures for determination of executive and director compensation, including the scope of authority of the Compensation Committee, the extent to which the Compensation Committee may delegate any authority, and any role of executive officers in determining or recommending the amount or form of executive and director compensation. The Compensation Committee has the authority to delegate to department supervisors decisions regarding compensation in their respective departments. None of our executive officers served as a member of the Compensation Committee of another entity. Our Compensation Committee has a written charter, which is available on our website at www.isa-inc.com under Investor Relations.

The Compensation Committee seeks to structure compensation that will provide sufficient incentives for Named Executive Officers (other than Mr. Oliver) to drive results while avoiding unnecessary or excessive risk taking that could harm the long-term value of the Company. The committee believes that the following measures help achieve this goal:

•
Named Executive Officers (other than Mr. Oliver) are provided with competitive base salaries that are not subject to performance risk, which helps to mitigate risk-taking behaviors and provides an incentive for executives to retain their employment with the Company;

•	We may enter into employment agreements with certain Named Executive Officers because they provide a form of protection for the Company and the individual;

•
In the past, certain executive officers have had long-term, performance-based incentives, such as cash and stock bonuses, included in their employment agreements, which hold individuals accountable for long-term decisions by only rewarding the success of those decisions. We may include such incentives in future employment agreements, as determined by the Compensation Committee.

Compensation Committee Consultant
In January 2011 the Compensation Committee retained Bostonian Group, a Marsh & McLennan Agency Company, to undertake a market assessment and provide trend information on incentive compensation plans. Bostonian Group used Towers Watson Top Management Report (Services: $100M - $449M), Mercer Executive Compensation Survey (General Industry Less Than $500M), and Salary.com Companalyst Survey (General Industry $200M - $500M) as well as a peer group of companies to determine the benchmark range of competitive salaries and incentives from which to determine the appropriate salaries and incentives for the Company's executives and senior managers. The market composite was calculated from the 25th, 50th and 75th percentiles of the aggregate peer group data and the three published surveys, with each weighted 25%. Bostonian Group also provided a summary of the peer group prevalent compensation practices, including merit increases, promotions, market adjustments, and target cash and equity incentives. Bostonian Group identified the group of public companies as the peer group that was similar to the Company (Avalon Holdings Corp, Casella Waste Systems Inc, Ceco Environmental Corp, Davey Tree Expert Co, Heritage-Crystal Clean Inc, Homeland Security Capital CP, Metalico Inc, Perma-Fix Environmental Svcs, Schnitzer Steel Inds, Team Inc, TRC Cos Inc, Unvl Stainless & Alloy Prods, US Ecology Inc, Versar Inc, Waste Connections Inc, Waste Management Inc, Waste Services Inc, WCA Waste Corp) in one or more of the following ways:

•	Operate in the scrap metal, waste management, recycling or related environmental services industries;

•	Reported revenue ranging from $36 million to $562 million in their most recent fiscal year; and

•	Employ executives in positions similar to those of the Company's senior management.

The Compensation Committee also retained a second consultant, RS Finance & Consulting, LLC, to supplement Bostonian Group's data by identifying additional public companies with gross margins and number of employees that were similar to those of the Company, and analyzing the compensation practices of those companies. The Compensation Committee used the collective input of the consultants to formulate an executive compensation plan they believe aligns management and shareholder interests; is consistent with market practices; has an appropriate mix of short-term and long-term incentives; and is designed to attract and retain key employees. In 2012, the Compensation Committee also canceled the Company's former Management Incentive Plan (the “MIP”) and Executive Incentive Plan (the “EIP”) in favor of the revised incentive plan described below. No performance goals set forth in the MIP and EIP were met in 2012, and the Company did not pay any compensation based on 2012 results. In 2013, the Company did not pay any compensation under the revised incentive plan.

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

During 2013, the Company and the scrap metal industry in general continued to experience challenging market conditions, which have prevailed in the scrap metal industry for the last several years.  The Company’s revenue and profit declined throughout 2013 as a result of the weak market for scrap metal.  During the year, the Company’s President resigned, and the Company’s 86-year-old founder retired from his position as CEO.  The Company's Chairman of the Board agreed to become interim CEO while the Company identified and hired a new CEO.  The Board initially negotiated a Management Services Agreement with Blue Equity, LLC ("Blue Equity") which was terminated in July 2013.  The Board subsequently negotiated a Management Agreement with Algar, Inc., and as part of this agreement, appointed Sean Garber as President of the Company.  The Management Agreement with Algar, Inc. went into effect on December 2, 2013.

As a result of the declining operating performance of the Company throughout 2013, which carried over from 2012, the Board did not believe it would be appropriate to provide performance bonuses to management.  Instead, the Board focused on identifying new management that could stabilize the business.  Accordingly, when the Board entered into Management Agreements with each of Blue Equity and Algar, the Board included specific performance objectives and incentive compensation in connection with those objectives.

Long Term Incentive Plan
Long-term incentive compensation opportunities are performance-based. Long-term incentives provided by the Company consist of equity awards based on achievement of certain corporate targets. The terms of the long-term incentive awards are more fully described below. The Company may award long-term incentives in the form of restricted stock, stock options and other forms of equity incentives as more fully described in the Company's Long-Term Incentive Plan. The Compensation Committee believes equity-based performance awards provide an adequate incentive to management to perform well for shareholders. In addition, equity awards have been an effective means of attracting and retaining management talent.

The Company designs its long-term incentive plans to ensure that incentive compensation reflects the growth and profitability of the Company. Each of the equity-based awards offered by the Company is intended to reward specified results. These awards promote a long-term view, reward long-term positive performance of the Company, and are intended to align management's interests with shareholders' interests.

Stock Options
The Company awards stock options because it believes they serve a valuable purpose in aligning management's interests with shareholders' interests. Because stock options vest over time, they serve not only as an incentive for superior performance, but also as a retention device. The Company generally receives an income tax deduction when an executive exercises a stock option.

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

Executive Employment Agreement and Consulting Agreement with Brian Donaghy:
On August 2, 2007, we named Brian G. Donaghy our President and Chief Operating Officer. In connection with his selection as President and Chief Operating Officer, we entered into an executive employment agreement with him (the "Original Employment Agreement"), which we amended effective April 14, 2009. The Original Employment Agreement, as amended (the “Amended Employment Agreement”) set Mr. Donaghy's annual salary to $200,000 retroactive to January 1, 2009, with a term expiring December 31, 2013. The Company approved a $100,000 increase to Mr. Donaghy's base salary effective January 1, 2011. In 2013 and 2012, Mr. Donaghy's salary placed him in the 50th percentile of Presidents and Chief Operating Officers in a group of all selected peer companies used by both the Bostonian Group and RS Finance & Consulting, LLC. The Original Employment Agreement authorized the issuance of 30,000 shares of our Common Stock per year through 2011, payment of which was subject to the Company's achievement of the EBIDTA requirement under the agreement. The Amended Employment Agreement authorized an additional 30,000 shares of our Common Stock per year for 2012 and 2013, which was approved by the shareholders at the annual meeting held on June 16, 2009 and payment of which was subject to the Company's achievement of the EBITDA requirement under the agreement. We entered into an amended executive employment agreement effective April 1, 2010 (the “April Amendment”), which extended the initial term of our employment agreement with Mr. Donaghy through June 30, 2015. Other changes in the April Amendment entitled Mr. Donaghy to certain bonuses based on the then-applicable EIP and MIP. No bonuses were paid to Mr. Donaghy in 2013 or 2012 based on the April Amendment.

On June 11, 2013, Mr. Donaghy notified us that, effective immediately, he was resigning from his position as our President and Chief Operating Officer and all other positions he held with us, including principal executive officer.

On June 17, 2013, Mr. Donaghy entered into a Termination and Consulting Agreement (the “Consulting Agreement”) with us pursuant to which Mr. Donaghy provided consulting services to us with respect to the scrap metals industry with compensation at a monthly rate of $12,500. The Consulting Agreement terminated the April Amendment. During the consulting period, we paid premiums for Mr. Donaghy's COBRA coverage to the extent of the amount of coverage premiums paid by us immediately before Mr. Donaghy's termination of employment. The Consulting Agreement was terminated effective December 16, 2013.

In connection with the Consulting Agreement, Mr. Donaghy granted us a full release of our obligations under the April Amendment. We granted Mr. Donaghy a release of his non-competition obligations under that agreement, but the Consulting Agreement provided that Mr. Donaghy may not solicit our employees to leave the Company during the consulting period and for two years thereafter and may not be employed by certain industry competitors during the consulting period.

Executive Employment Agreement and Consulting Agreement with James K. Wiseman, III
On August 2, 2007, we named James K. Wiseman, III our Vice President for an initial term that commenced on April 4, 2007.   This employment agreement ended on April 4, 2012 and was not renewed. Pursuant to Mr. Wiseman's employment agreement, he was entitled to an annual base salary of $136,500.  He was also eligible for bonus compensation from time to time as determined by our Compensation Committee and approved by our board of directors.  In addition, we provided Mr. Wiseman with an $800 per month car allowance, as well as allowances to cover his fuel and cell phone expenses.  Mr. Wiseman was also eligible to participate in our employee benefits and deferred compensation plans that are generally available to our employees.

Beginning April 5, 2012, Mr. Wiseman's annual salary and benefits remained similar to those he maintained under the terms of his employment agreement. The Company's former President used various resources to assist him in designing a compensation structure for Mr. Wiseman.  First, the former President consulted with two board members with extensive experience in the scrap metal industry and who operated active businesses during this time.  In addition, the former President maintained a regular dialog with executive recruiters specializing in the scrap metal industry, which helped him stay apprised of compensation packages awarded to executives in roles similar to that of Mr. Wiseman.

On October 29, 2013, James K. Wiseman notified us of his intent to retire as our Vice President and General Manager of Recycling and resign from all other positions he held with us and our subsidiaries.

Because of Mr. Wiseman’s experience with us and in the scrap metal industry, on November 1, 2013, Mr. Wiseman entered into a Consulting Agreement (the “Wiseman Consulting Agreement”) with us pursuant to which Mr. Wiseman provides consulting services to us with respect to that industry with compensation at a monthly rate of $10,000.

The Wiseman Consulting Agreement may not be terminated by either party until after October 31, 2014 after which time either party may terminate the Wiseman Consulting Agreement by giving 30 days prior written notice of termination to the other party. During the consulting period, we will pay premiums for Mr. Wiseman’s COBRA coverage to the extent of the amount of coverage premiums paid by us immediately before Mr. Wiseman’s termination of employment.

In connection with the Wiseman Consulting Agreement, Mr. Wiseman granted us a release of our obligations to pay any salary and welfare plan benefits under his Employment Agreement. The Company granted Mr. Wiseman a release of his non-competition obligations under that agreement, but the Wiseman Consulting Agreement provides that Mr. Wiseman may not solicit our employees to leave the Company during the consulting period and for two years thereafter.

Compensation Recovery
Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our principal executive officer and principal financial officer. In addition, we expect to implement a clawback policy in accordance with the requirements of the Dodd-Frank Act and the regulations that the SEC is created to issue under that Act. We elected to wait until the SEC issues guidance about the proper form of a clawback policy in order to ensure that our initial policy is fully compliant with SEC regulations.

Management Services Agreement
For information related to the compensation of Mr. Garber as President, see the discussion of the Management Agreement beginning on page 12.

Change of Control Agreements
None of the Company's employment agreements provide for payments in the event of a change of control.

Outstanding Equity Awards at Fiscal Year-End 2013

The following table provides information with respect to outstanding equity awards for each Named Executive Officer as of December 31, 2013.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date
Harry Kletter CEO (former)	—	$—	N/A

Orson Oliver (1) Interim CEO	30,000	$4.23	June 30, 2014

Alan Schroering Vice-President of Finance Interim CFO	—	$—	N/A

Brian Donaghy President and COO (former)	—	$—	N/A

Jim Wiseman Vice-President of Recycling (former)	—	$—	N/A

(1)
Mr. Oliver was awarded 30,000 options to purchase shares of our Common Stock on July 1, 2009. The market value of the stock options is based on a closing price of $4.23 per share on grant date. These shares are fully vested.

2013 Director Compensation Table

The following table summarizes the compensation earned by or awarded to each director, other than a Named Executive Officer, during 2013.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($) (2)	All Other Compensation ($)		Total ($)

Albert Cozzi	$33,000	$—	$—		$33,000
Alan Gildenberg	29,000	—	20,000	(3)	49,000
David Russell	19,000	—	—		19,000
Francesca Scarito	29,000	—	75,000	(3)	104,000
Ronald Strecker	14,000	—	—		14,000

(1)
The amount reflects fees of $5,000 per Board meeting and $2,000 per Audit Committee meeting for those directors attending in person and assigned to the respective committee. Mr. Cozzi attended five Board meetings and four Audit Committee meetings in person during 2013. Mr. Gildenberg attended five Board meetings and three Audit Committee meetings in person during 2013. He was not paid for one of the Audit Committee meetings, as he was not a member of the Audit Committee at the time of attendance. Dr. Russell resigned as a director on May 7, 2013. He attended three Board meetings and two Audit Committee meetings in person during 2013 prior to his resignation. Ms. Scarito attended five Board meetings and four Audit Committee meetings in person during 2013. She was not paid for two of the Audit Committee meetings, as she was not a member of the Audit Committee at the time of attendance. Mr. Strecker was appointed as a director and member of the Audit Committee in July 2013. He attended two Board meetings and two Audit Committee meetings in person in 2013. See also the "Executive Compensation Discussion and Analysis" section for a discussion of Orson Oliver's compensation. Mr. Oliver is currently serving as our interim CEO. The Nominating Committee met once during 2013 in conjunction with a telephonic Board meeting. The Compensation Committee did not meet in 2013.

(2)	As of December 31, 2013, each non-employee Director, except Mr. Strecker, had 30,000 stock options outstanding. We did not grant any stock option awards to directors in 2013.

(3)	The amount reflects consulting fees earned for financial consulting work performed for the Company in 2013.

Beginning with the May 2012 Board meeting, the Company revised its Board compensation policy to provide for payments to Board members of $5,000 per Board meeting and $2,000 per committee meeting. The Board held three telephonic meetings during 2013 and received no compensation for those meetings. The Nominating Committee held one telephonic meeting during 2013 and received no compensation for that meeting. The Board has not established a policy regarding compensation for telephonic meetings.

Also, with respect to Mr. Strecker, in January 2014, the Company awarded him options for 30,000 shares of our Common Stock at an exercise price of $3.47, the stock price on the date of grant, January 16, 2014. The aggregate grant date fair value of this award computed in accordance with ASC Topic 718 is $59,393. Each non-employee director now holds options for 30,000 shares of common stock with exercise prices equal to fair market value on the date of grant.

Messrs. Kletter and Donaghy resigned as directors on May 7, 2013. Mr. Kletter and Mr. Donaghy received no additional consideration for serving on the Board of Directors. The Compensation Committee will determine fees for all non-employee Directors elected to serve until 2015 at the first regular meeting of the Board that it will hold following the annual shareholder meeting.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

Shares Available for Grant and Options/Warrants Outstanding
The following information is provided as of December 31, 2013 with respect to our existing compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	180,000	$4.59	2,095,150
Equity compensation plans not approved by security holders	—	—	—
Total	180,000	$4.59	2,095,150

VOTING SECURITIES

The following table sets forth information regarding beneficial ownership of our common stock as of April 16, 2014 for (i) each of our Named Executive Officers and directors, (ii) each person known to management to own of record or beneficially more than five percent of our outstanding shares, and (iii) all of our executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percentage of Class (1)

Orson Oliver 7100 Grade Lane Louisville, KY 40213	1,865,705	(4)	26.39%	(4)

The Estate of Harry Kletter 7100 Grade Lane Louisville, KY 40213	517,788	(5)	7.32%

Sean Garber 7100 Grade Lane Louisville, KY 40213	1,816,956	(6)	25.70%

Harry Kletter Family Ltd Ptnsp 7100 Grade Lane Louisville, KY 40213	750,000		10.61%

David Russell 1720 Ensely Avenue Los Angeles, CA 90024	622,755	(7)	8.81%	(7)

K&R, LLC 7100 Grade Lane Louisville, KY 40213	549,168		7.77%

Albert Cozzi 7100 Grade Lane Louisville, KY 40213	177,991	(8)	2.52%	(8)

Alan Gildenberg 7100 Grade Lane Louisville, KY 40213	44,738	(9)	0.63%	(9)

Francesca Scarito 7100 Grade Lane Louisville, KY 40213	39,500	(10)	0.56%	(10)

Ronald Strecker 7100 Grade Lane Louisville, KY 40213	30,000	(8)	0.42%	(8)

Alan Schroering 7100 Grade Lane Louisville, KY 40213	20,800	(11)	0.29%

James Wiseman III 511 Penny Royal Way Louisville, KY 40223	7,500		0.11%

Brian Donaghy 18719 Weatherford Circle Louisville, KY 40245	1,500	(12)	0.02%

All directors and executive officers as a group	2,178,734	(13)	30.82%

(1)
The table reflects share ownership and the percentage of such share ownership as of April 16, 2014. We have determined the percentages on the basis of 7,069,267 shares of our Common Stock outstanding and exclusive of 123,212 shares of Common Stock held as Treasury stock.

(2)	Except as otherwise indicated, each person or entity shown has sole voting and investment power with respect to the shares of common stock beneficially owned by him, her or it.

(3)	We have obtained information with respect to beneficial ownership from our shareholder records and from information provided by shareholders.

(4)
Includes options to purchase 30,000 shares exercisable within 60 days of April 16, 2014 and 3,750 shares held in trusts for Mr. Oliver's daughter and minor grandchildren for which Mr. Oliver is the trustee. Also includes 517,788 shares held by Mr. Kletter’s estate, 750,000 shares owned by The Harry Kletter Family Limited Partnership, and 549,168 shares owned by K&R, LLC, subject to the Proxies described in footnote 6, below. Percentage of class includes assumed exercise of options held.

(5)	Harry Kletter's date of death was January 5, 2014. All shares are subject to the Proxies as described in footnote 6, below.

(6)
On November 19, 2013, each of Harry Kletter, The Harry Kletter Family Limited Partnership and K&R, LLC granted to Mr. Garber and Orson Oliver, jointly, an Irrevocable Proxy to vote, or to execute and deliver written consents or otherwise act with respect to, all shares of our capital stock then owned or thereafter acquired by each proxy grantor as fully, to the same extent, and with the same effect as they might or could do under applicable laws or regulations governing the rights and powers of shareholders of a Florida corporation. The Proxies state that they were granted in connection with a Management Agreement (the “Management Agreement”) entered into on December 2, 2013, effective as of December 1, 2013, by and between the Company and Algar, Inc. (“Algar”), a Kentucky corporation controlled by Mr. Garber. The Proxies relate to a total of 1,816,956 shares of Common Stock, made up of 517,788 shares held in Mr. Kletter’s estate, 750,000 shares owned by The Harry Kletter Family Limited Partnership, and 549,168 shares owned by K&R, LLC.

The Proxies were granted to Mr. Oliver and Mr. Garber as a condition of the Management Agreement, and as such are coupled with an interest and are irrevocable. The Proxies may be exercised by Mr. Oliver and Mr. Garber, jointly, for the period beginning on November 19, 2013 and ending on (i) November 19, 2014 or (ii) the maximum period of time allowed under Florida law, whichever is longer, unless sooner terminated in accordance with the Management Agreement.

(7) Includes options to purchase 30,000 shares exercisable within 60 days of April 16, 2014 and the following beneficially owned shares of our Common Stock: 297,700 shares held in a trust, 69,239 shares held in custodial accounts for Dr. Russell's adult stepson and minor children, and 150,454 shares held in various retirement plans for Dr. Russell's benefit. Percentage of class includes assumed exercise of options held.

(8)	Includes options to purchase 30,000 shares exercisable within 60 days of April 16, 2014. Percentage of class includes assumed exercise of options held.

(9)
Includes options to purchase 30,000 shares exercisable within 60 days of April 16, 2014, 1,288 shares of Common Stock held by Mr. Gildenberg's wife and adult children, and 1,450 shares held in a retirement account. Percentage of class includes assumed exercise of options held.

(10) Includes options to purchase 30,000 shares exercisable within 60 days of April 16, 2014 and 9,500 shares of Common Stock beneficially owned by RS Finance & Consulting, LLC, of which Ms. Scarito is President and the sole member. Percentage of class includes assumed exercise of options held.

(11) Includes 3,800 shares of Common Stock held by Mr. Schroering's wife and minor sons.

(12) Includes 1,500 shares of Common Stock held in Mr. Donaghy's minor child's name.

(13) Includes the options described in notes 4, 8, 9 and 10 above to purchase 150,000 shares exercisable within 60 days of April 16, 2014.

A Management Agreement (the “Management Agreement”) entered into on December 2, 2013, effective as of December 1, 2013, by and between the Company and Algar, Inc. (“Algar”), a Kentucky corporation, gives Algar the right to appoint the Issuer’s President and an additional executive officer of the Issuer. The Management Agreement provides that the Company’s board of directors will increase to up to seven members. The Company and Algar have also agreed that Algar, subject to certain limitations and Nasdaq listing requirements, may cause the appointment of up to two members, one of whom will serve as Vice Chairman. The term of the Management Agreement is effective December 1, 2013 and extends through December 31, 2016, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement.

Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 by the Company and Algar (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1,500,000 shares of Company common stock at an exercise price per share of $5.00.

Under the Management Agreement, the Company and Algar have agreed to use their best efforts to effect a business combination between them as soon as is reasonably practicable.

On November 19, 2013, each of Harry Kletter, The Harry Kletter Family Limited Partnership and K&R, LLC granted to our President, Sean Garber, and our Chairman of the Board and Interim Chief Executive Officer, Orson Oliver, jointly, an Irrevocable Proxy to vote, or to execute and deliver written consents or otherwise act with respect to, all shares of our capital stock then owned or thereafter acquired by each proxy grantor as fully, to the same extent, and with the same effect as they might or could do under applicable laws or regulations governing the rights and powers of shareholders of a Florida corporation. The Proxies state that they were granted in connection with the Management Agreement. The Proxies relate to a total of 1,816,956 shares of Common Stock, made up of 517,788 shares held by Mr. Kletter’s estate, 750,000 shares owned by The Harry Kletter Family Limited Partnership, and 549,168 shares owned by K&R, LLC. Mr. Kletter’s date of death was January 5, 2014.

The Proxies may be exercised by Mr. Oliver and Mr. Garber, jointly, for the period beginning on November 19, 2013 and ending on (i) November 19, 2014 or (ii) the maximum period of time allowed under Florida law, whichever is longer, unless sooner terminated in accordance with the Management Agreement.

On December 2, 2013, Mr. Oliver and Mr. Garber entered into an Agreement (the “Garber/Oliver Agreement”) through which they agreed upon the manner in which they will vote the Proxies. In particular, under the Oliver/Garber Agreement the parties agreed that:

1.	They will cause the shares of our Common Stock represented by the Proxies to be “present” and voted at any meeting of our stockholders.

2.
It is in the Company’s best interest to increase the number of directors on our board to a total of seven directors, and that they would cooperate with one another in exercising or voting the Proxies in furtherance of that change.

3.	It is in the respective best interests of the Company and Algar for Algar to have representation on the Company’s board of directors.

4.
They will cooperate with one another in exercising or voting the Proxies in favor of up to three individuals to the Company’s board of directors who are nominated by Mr. Garber, up to three individuals who are nominated by and from the board of directors as comprised immediately before the date of the Oliver/Garber Agreement, and one director selected by mutual agreement of the other directors (who may be a member of the board of directors as comprised immediately before the date of the Oliver/Garber Agreement); provided, that provision will not apply and will be of no force or effect in the case of (i) any such nominee for whom the Issuer would be required to provide disclosure pursuant to Regulation S-K Item 401(f) in any filing with the Securities and Exchange Commission or (ii) any nominees, the election of which would result in the Issuer’s board not being comprised of a majority of “independent directors,” as such term is defined by NASDAQ Listing Rule 5605.

5.	They will vote the Proxies in favor of any recommendation of the Company’s board of directors, as so comprised, requiring shareholder approval.

6.
During the term of the Management Agreement it might become mutually beneficial for the Company and Algar to enter into discussions concerning the possibility of merging the two companies and/or for the Company to acquire substantially all of the assets of Algar.

7.	In the event that a mutually beneficial arms length deal is reached for the merger or asset acquisition, they would cooperate in exercising or voting the Proxies in favor of such a transaction.

Subject to any fiduciary duties owed to the Company or its shareholders, they will use their best efforts to appoint Garber as Chairman and Chief Executive Officer of any surviving entity.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies and Procedures for Related Person Transactions

Our Board of Directors has adopted written policies and procedures for the review of any transaction, arrangement, or relationship in which we are a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% shareholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

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

As appropriate for the circumstances of the related person transaction, the Audit Committee will review and consider the following:

•	The related person's interest in the related person transaction;

•	The approximate dollar value of the amount involved in the related person transaction;

•	The approximate dollar value of the amount of the related person's interest in the transaction without regard to the amount of any profit or loss;

•	Whether the transaction will be undertaken in the ordinary course of our business;

•	Whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;

•	The purpose, and the potential benefits to us, of the transaction; and

•
Any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee may approve or ratify the transaction only if it determines that, under all of the circumstances, the transaction is in, and not inconsistent with, our best interests. The Audit Committee may impose any conditions on the related person transaction that it deems appropriate.

Unless the transaction is excluded by the instructions to the SEC's related person transaction disclosure rule, any approved related person transaction would be disclosed in accordance with SEC rules.

The policy provides that transactions involving compensation of executive officers shall be reviewed and approved by the Compensation Committee in the manner specified in its charter.

K & R Lease; K & R Consulting Agreement

On February 16, 1998 our Board of Directors ratified and formalized an existing relationship in connection with (i) our leasing of the facilities from K & R and (ii) the provision of consulting services by K & R to us. K & R is wholly-owned by Kletter Holding, LLC, the sole member of which as of December 31, 2013 was Harry Kletter, our former Chief Executive Officer. Accordingly, Mr. Kletter's interest in the transaction described below is substantially equivalent to that of K & R.

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

The initial term of the K & R lease was for ten years with two five-year option periods available thereafter. The base rent for the first five years was $450,000 per annum. The base rent for the second five years, beginning January 1, 2003, became $505,272 per annum, payable at the beginning of each month in an amount equal to $42,106. The base rent for the first five-year option period, beginning January 1, 2008, became $582,000 per annum, payable at the beginning of each month in an amount equal to $48,500. The base rent for the second five-year option period, beginning January 1, 2013, became $645,984 per annum, payable at the beginning of each month in an amount equal to $53,832. This fixed minimum rent adjusts for each five years, including for each of the option periods, in accordance with the consumer price index. The fixed minimum rent also increases to $750,000 per annum, in an amount equal to $62,500 per month in the event of a change in control of the Company. We must pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. The K & R lease provides for our indemnification of K & R for all damages arising out of the use of or the condition of the leased premises excepting K & R's negligence. Under the K & R lease, “change in control” means a transaction or series of transactions as a result of which (i) any person who does not currently own a majority of our outstanding stock acquires a majority of our outstanding stock, (ii) we sell or otherwise dispose of all or substantially all of our assets or business operations to any other person; or (iii) we merge or consolidate with any other person; unless, in any such case, shareholders owning a majority of our outstanding voting stock immediately prior to the consummation of such transaction or transactions will own, upon consummation of such transaction or transactions, at least a majority of the outstanding shares of the voting stock of the person acquiring the shares or assets of the person acquiring us or surviving our merger or consolidation in the transaction(s).

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

Events of default under the K & R lease include (i) our failure to pay the fixed minimum rent for 10 days after written demand therefore, (ii) any other default in our observance or performance of any of the other covenants, agreements or conditions of the K & R lease, which continue for 30 days after written notice, unless we are diligently pursuing curing such default, (iii) certain bankruptcy or related events affecting us, (iv) our vacation of the leased premises, or (v) the transfer or devolution whether by operation of law or otherwise of the K & R lease or our estate or of any of our interest to anyone other than K & R. Upon the occurrence of an event of default, K & R can, at its option, terminate the K & R lease and enter into and take possession of the leased premises with the right to sue for and collect all amounts due, including damages.

K & R Consulting Agreement. The K & R consulting agreement dated as of January 2, 1998, by and between K & R and us, remained in effect until December 31, 2009, with automatic annual renewals thereafter unless one party provided written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. At each of December 31, 2012, 2011, 2010 and 2009, the agreement automatically renewed for an additional one year. In connection with Mr. Kletter's retirement from his positions of CEO and Director in 2013 and the termination of a management agreement with Blue Equity, LLC, the K & R consulting agreement and amendments thereof were terminated effective July 31, 2013. The K & R consulting agreement required K & R to provide strategic planning and development to us, including advice on management activities, advertising, financial planning and mergers and acquisitions. The consulting agreement was amended on April 1, 2010, to increase the annual payment to K & R by $240,000 to $480,000, payable in equal monthly installments of $40,000. The Board approved the increase to the annual payment pursuant to its determination that the new consideration was consistent with the fair market value of the services provided. The amended consulting agreement was amended effective January 1, 2012 to decrease the annual payment to K&R by $240,000 to $240,000, payable in equal monthly installments of $20,000. The Board approved the decrease to the annual payment pursuant to its determination that the new consideration was consistent with the fair market value of the services provided. We were responsible for all of K & R's expenses incurred on our behalf and paid to K & R $140,000 in equal monthly installments of $20,000 in connection with the K & R consulting activities in 2013.

We compensated our principal shareholder and former chief executive officer through consulting fees pursuant to the K & R consulting agreement.

The K & R consulting agreement provided for cross-indemnification of each party by the other for acts other than negligence or willful malfeasance. The K & R consulting agreement further provided that K & R must maintain the confidentiality of any of our information not otherwise in the public domain or that K & R must disclose by law.

Other related party transactions
Termination and Consulting Agreement with Brian Donaghy:
On June 11, 2013, Brian G. Donaghy notified us that, effective immediately, he was resigning from his position as our President and Chief Operating Officer and all other positions he held with us, including principal executive officer.

On June 17, 2013, we entered into a Termination and Consulting Agreement (the “Consulting Agreement”) with Mr. Donaghy pursuant to which Mr. Donaghy provided consulting services to us with respect to the scrap metals industry with compensation at a monthly rate of $12,500. The Consulting Agreement terminated Mr. Donaghy's Amended and Restated Employment Agreement with us dated as of April 1, 2010. During the consulting period, we paid premiums for Mr. Donaghy's COBRA coverage to the extent of the amount of coverage premiums paid by us immediately before Mr. Donaghy's termination of employment. The Consulting Agreement was terminated effective December 16, 2013.

In connection with the Consulting Agreement, Mr. Donaghy granted us a full release of our obligations under his Amended and Restated Employment Agreement. We granted Mr. Donaghy a release of his non-competition obligations under that agreement, but the Consulting Agreement provides that Mr. Donaghy may not solicit our employees to leave the Company during the consulting period and for two years thereafter and may not be employed by certain industry competitors during the consulting period.
Retirement of and Consulting Agreement with James K. Wiseman:
On October 29, 2013, James K. Wiseman notified us of his intent to retire as our Vice President and General Manager of Recycling and resign from all other positions he held with us and our subsidiaries. Mr. Oliver, our interim Chief Executive Officer, became responsible for our day-to-day operations.

Because of Mr. Wiseman’s experience with us and in the scrap metal industry, on November 1, 2013, we entered into a Consulting Agreement with Mr. Wiseman (the “Wiseman Consulting Agreement”) pursuant to which Mr. Wiseman provides consulting services to us with respect to that industry with compensation at a monthly rate of $10,000. The Wiseman Consulting Agreement provides for the termination of Mr. Wiseman’s employment with us as the Vice President and General Manager of Recycling, a position he had initially held in accordance with an Executive Employment Agreement with us dated as of April 4, 2007.

The Wiseman Consulting Agreement may not be terminated by either party until after October 31, 2014 after which time either party may terminate the Wiseman Consulting Agreement by giving 30 days prior written notice of termination to the other party. During the consulting period, we will pay premiums for Mr. Wiseman’s COBRA coverage to the extent of the amount of coverage premiums paid by us immediately before Mr. Wiseman’s termination of employment.

In connection with the Wiseman Consulting Agreement, Mr. Wiseman granted us a release of our obligations to pay any salary and welfare plan benefits under his Executive Employment Agreement. We granted Mr. Wiseman a release of his non-competition obligations under that agreement, but the Wiseman Consulting Agreement provides that Mr. Wiseman may not solicit our employees to leave the Company during the consulting period and for two years thereafter.

Management Services Agreement with Algar, Inc. and appointment of Sean Garber as President
On December 2, 2013, we entered into the Management Agreement with Algar, Inc. ("Algar"), under which Algar provides us with day-to-day senior executive level services. Algar will also provide business, financial, and organizational strategy and consulting services, as our Board of Directors may reasonably request from time to time. Sean Garber is Algar's Chief Executive Officer and owns 32.5% of Algar's equity.

Under the Management Agreement, Algar will be paid a bonus in an amount equal to 10.0% of any year-over-year increase in our pre-tax income during the term. Subject to shareholder approval and restrictions on exercisability set forth in the Stock Option Agreement, we granted Algar an option to purchase a total of 1.5 million shares of our Common Stock at an exercise price per share of $5.00. The term of the Management Agreement is effective December 1, 2013 and extends through December 31, 2016, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement.

On December 2, 2013, in connection with the Management Agreement, our Board of Directors appointed Mr. Garber as President. Under the Management Agreement, we will reimburse Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Management Agreement in an amount not to exceed $20,833 per month, or $250,000 per year.

Stock Purchase Agreement between Harry Kletter and Blue Equity

Pursuant to a Stock Purchase Agreement dated November 1, 2013, Mr. Kletter purchased 125.0 thousand shares of the Company's Common Stock from an affiliate of Blue Equity, LLC ("Blue Equity") at a purchase price of $4.00 per share, or $500.0 thousand in the aggregate.  As part of the transaction, Blue Equity waived the Company's obligation to redeem the shares in accordance with the Management Services Agreement by and between the Company and Blue Equity entered into on April 1, 2013 (the "Blue Equity Management Agreement").  The Blue Equity Management Agreement was terminated effective July 31, 2013.  As of December 31, 2013, Mr. Kletter beneficially owned approximately 1.8 million shares, or 25.9%, of the Company's issued and outstanding common stock.

Corporate Governance - Director Independence

A majority of our directors are independent, with Messrs. Cozzi, Gildenberg, and Strecker determined by the Board to be independent under the NASDAQ Corporate Governance Requirements. As disclosed in Item 10 and Item 11 of this Form 10-K/A, Ms. Scarito has provided consulting services to the Company since August 2009 and Mr. Oliver is currently serving as our Interim Chief Executive Officer.

The members of the Audit Committee are Messrs. Cozzi, Gildenberg and Strecker. All current members of the Audit Committee are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards and the Audit Committee Qualifications of Rule 5605(c)(2).

The members of the Compensation Committee are Messrs. Cozzi and Gildenberg. All current members of the Compensation Committee are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards and the Compensation Committee Qualifications of Rule 5605(d)(2)(A).

The members of the Nominating Committee are Messrs. Cozzi and Gildenberg and Ms. Scarito. This committee does not have a chairperson. The Nominating Committee met one (1) time in 2013 as one new director nomination was submitted in 2013. Messrs. Cozzi and Gildenberg are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards.

Item 14.	Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS FEES

The aggregate fees billed for professional services by principal accountants Mountjoy Chilton Medley LLP in 2013 and 2012 are as follows:
Audit Fees: $135,925 and $118,900 to principal accountants Mountjoy Chilton Medley LLP for the years ended December 31, 2013 and 2012, respectively, for services rendered for the annual audit of our financial statements and the quarterly reviews of the financial statements included in our quarterly reports on Form 10-Q.
Audit Related Fees: $8,250 and $8,000 to principal accountants Mountjoy Chilton Medley LLP for the annual audit of our 401(k) retirement plan for the years ended December 31, 2012 and 2011, respectively. Also, $4,000 paid in 2013 to principal accountants Mountjoy Chilton Medley LLP for professional services relating to additional time incurred for procedures involving research and review related to our SEC Comment letter in 2013 and review of certain 8-K filings. Also, $4,300 paid in 2012 to principal accountants Mountjoy Chilton Medley LLP for professional services relating to the review of the amended annual report on Form 10-K in 2011 for the year ended December 31, 2010.
Tax Fees: No tax services were provided by principal accountants Mountjoy Chilton Medley LLP for the years ended December 31, 2013 and 2012.
All Other Fees: No other services were provided by principal accountants Mountjoy Chilton Medley LLP for the years ended December 31, 2013 and 2012.
The Audit Committee is responsible for pre-approving all auditing services and permitted non-audit services that our independent registered public accountants are to perform, except as described below.
The Audit Committee has established general guidelines for the permissible scope and nature of any permitted non-audit services in connection with its annual review of the audit plan and will review such guidelines with the Board of Directors. The full Audit Committee, or in its absence, the chair of the Audit Committee, may pre-approve non-audit services. No pre-approval is necessary for the provision of non-audit services if (1) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount of revenues paid by us to the registered public accountants during the fiscal year in which the accountants provide the non-audit services, (2) we did not recognize such services at the time of engagement to be non-audit services, and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit. Mountjoy Chilton Medley LLP did not provide any such services in 2013.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules

Page
(a)(1) and (2) No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) List of Exhibits
A list of exhibits filed with or furnished with this report on Form 10-K/A is provided in the Index to Exhibits appearing in this report.	22

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

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:	April 30, 2014	By :	/s/ Orson Oliver
Orson Oliver, Chairman of the Board and Interim Chief Executive Officer

and

Dated:	April 30, 2014	By :	/s/ Alan Schroering
Alan Schroering, Vice-President of Finance and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Rule 13a-14(a) Certification of Orson Oliver for the Form 10-K/A for the year ended December 31, 2013.

31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-K/A for the year ended December 31, 2013.