Form 10-Q
period 2014-03-31
INDUSTRIAL SERVICES OF AMERICA INC /FL
filed 2014-05-14
CIK 4187

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2014: 7,069,267.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2014	December 31, 2013
	(Unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$1,240	$1,589
Income tax receivable	—	7
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2014 and 2013)	10,303	11,456
Inventories	6,690	8,782
Prepaid expenses	281	101
Employee loans	—	4
Total current assets	18,514	21,939
Net property and equipment	21,221	21,826
Other assets
Deferred income taxes	97	97
Deposits	73	170
Total other assets	170	267
Total assets	$39,905	$44,032

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2014	December 31, 2013
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$1,456	$1,597
Bank overdrafts	1,037	594
Accounts payable	5,619	6,605
Income tax payable	18	—
Interest rate swap agreement liability	32	71
Deposit from related party	500	500
Other current liabilities	254	324
Total current liabilities	8,916	9,691
Long-term liabilities
Long-term debt	13,490	16,295
Total long-term liabilities	13,490	16,295
Shareholders’ equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2014 and 2013; 7,192,479 shares issued in 2014 and 2013; 7,069,267 shares outstanding in 2014 and 2013	24	24
Additional paid-in capital	18,708	18,649
Retained losses	(1,024)	(379)
Accumulated other comprehensive loss	(32)	(71)
Treasury stock at cost, 123,212 shares in 2014 and 2013	(177)	(177)
Total shareholders’ equity	17,499	18,046
Total liabilities and shareholders’ equity	$39,905	$44,032

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the three months ended
	March 31, 2014	March 31, 2013
Revenue from services	$1,117	$946
Revenue from product sales	24,558	33,812
Total revenue	25,675	34,758
Cost of sales for services	998	883
Cost of sales for product sales	23,907	32,451
Total cost of sales	24,905	33,334
Selling, general and administrative expenses	1,210	1,859
Loss before other income (expense)	(440)	(435)
Other income (expense)
Interest expense, including factoring fees and loan fee amortization	(237)	(432)
Interest income	1	1
Gain on sale of assets	59	17
Gain on lawsuit settlement	—	625
Other income, net	—	9
Total other income (expense)	(177)	220
Loss before income taxes	(617)	(215)
Income tax provision (benefit)	28	(100)
Net loss	$(645)	$(115)
Basic loss per share	$(0.09)	$(0.02)
Diluted loss per share	$(0.09)	$(0.02)
Weighted shares outstanding:
Basic	7,069	6,944
Diluted	7,069	6,944

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	For the three months ended
	March 31, 2014	March 31, 2013
	(in thousands)
Net loss	$(645)	$(115)

Other comprehensive income:
Unrealized gain on derivative instruments, net of tax in 2013	39	38

Comprehensive loss	$(606)	$(77)

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2014
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Cost
	(in thousands, except share information)
Balance as of December 31, 2013	7,192,479	$24	$18,649	$(379)	$(71)	(123,212)	$(177)	$18,046
Unrealized gain on derivative instruments	—	—	—	—	39	—	—	39
Stock options	—	—	59	—	—	—	—	59
Net loss	—	—	—	(645)	—	—	—	(645)
Balance as of March 31, 2014	7,192,479	$24	$18,708	$(1,024)	$(32)	(123,212)	$(177)	$17,499

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(UNAUDITED)

	2014	2013
	(in thousands)
Cash flows from operating activities
Net loss	$(645)	$(115)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	797	1,042
Stock expense - options	59	36
Deferred income taxes	—	(557)
Gain on sale of property and equipment	(59)	(17)
Gain on lawsuit settlement	—	(625)
Amortization of loan fees included in interest expense	10	67
Change in assets and liability
Receivables	1,153	2,804
Inventories	2,092	(5,236)
Income tax receivable	7	678
Other assets	(66)	(217)
Accounts payable	(986)	3,680
Other current liabilities	(53)	(60)
Net cash from operating activities	2,309	1,480
Cash flows from investing activities
Proceeds from sale of property and equipment	60	30
Proceeds from lawsuit to cancel intangible asset	—	770
Purchases of property and equipment	(192)	(128)
Deposits on equipment	—	(175)
Net cash (used in) from investing activities	(132)	497
Cash flows from financing activities
Loan fees capitalized	(23)	—
Increase in bank overdrafts	443	509
Payments on long-term debt	(2,946)	(2,974)
Net cash used in financing activities	(2,526)	(2,465)
Net decrease in cash	(349)	(488)
Cash and cash equivalents at beginning of year	1,589	1,926
Cash and cash equivalents at end of period	$1,240	$1,438
Supplemental disclosure of cash flow information:
Cash paid for interest	$187	$293
Tax refunds received	2	229
Cash paid for taxes	4	8
Supplemental disclosure of noncash investing and financing activities:
Increase in equipment purchases accrual	$—	$25

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2014 and the results of our operations and changes in our cash flows for the periods ended March 31, 2014 and 2013. Results of operations for the period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2013 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2013, on file with the Securities and Exchange Commission.
Estimates
In preparing the consolidated financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates of deferred income tax assets and liabilities, estimates of inventory balances, and estimates of stock option values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of inventory and machinery and equipment and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.
Reclassifications
We have reclassified certain income statement and balance sheet items within the accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements for the prior year in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income (loss) or shareholders' equity.
Fair Value
We carry certain of our financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of cash and cash equivalents and derivative instruments. Long-term debt is carried at cost, and the fair value is disclosed herein. In addition, we measure certain assets, such as long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
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
We use the fair value methodology outlined in the related accounting standards to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at March 31, 2014 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$1,240	$—	$1,240
Liabilities:
Bank overdrafts	$(1,037)	$—	$(1,037)
Long-term debt	$—	$(14,946)	$(14,946)
Derivative contract - interest rate swap	—	(32)	(32)
We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the three month periods ended March 31, 2014 or 2013.
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
As of January 16, 2014, we awarded options to purchase 30.0 thousand shares of our stock to a director at a per share exercise price of $3.47, the fair value as of grant date. These shares were fully vested when awarded. As of March 31, 2014, we have no unrecognized stock-based compensation cost related to non-vested option awards. Stock compensation charged to operations was $59.4 thousand and $36.0 thousand as of March 31, 2014 and 2013, respectively. See also Note 8 – “Long Term Incentive Plan” in these Notes to Consolidated Financial Statements for additional information regarding the Long Term Incentive Plan and options granted under the plan.

Factoring fees and certain banking expenses
We have included factoring fees and certain banking expenses relating to our loans and loan restructuring within interest expense. Due to the decision to discontinue stainless steel blends, a subset of the stainless steel market, in 2013, we discontinued our factoring arrangements in 2014. We did not have any factoring fees for the period ended March 31, 2014. Factoring fees totaled $45.5 thousand for the period ended March 31, 2013. The loan fee amortization expense relating to our loans and loan restructuring totaled $10.5 thousand and $67.0 thousand for the periods ended March 31, 2014 and 2013, respectively.
Subsequent Events
We have evaluated the period from March 31, 2014 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements.
Impact of Recently Issued Accounting Standards

As of March 31, 2014, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

NOTE 2 – INVENTORIES
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
Inventories as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014				December 31, 2013
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$3,290	$1,306	$667	$5,263	$4,856	$1,697	$600	$7,153
Waste equipment machinery	—	74	—	74	—	49	—	49
Other	—	22	—	22	—	30	—	30
Total inventories for sale	3,290	1,402	667	5,359	4,856	1,776	600	7,232
Replacement parts	1,331	—	—	1,331	1,550	—	—	1,550
Total inventories	$4,621	$1,402	$667	$6,690	$6,406	$1,776	$600	$8,782

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK
On February 21, 2014, the Company entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (as amended, the “Credit Agreement”). Under the Credit Agreement, the Bank has provided the Company a revolving credit facility and a term loan both having a maturity date of July 31, 2015. The interest rate on both the revolving credit facility and term loan are equal to the one month LIBOR plus four hundred basis points (4.00%) through June 30, 2014. As of March 31, 2014, the interest rate was 4.25%. In accordance with the Credit Agreement, we also paid a fee of 0.75% on the unused portion. The interest rate will increase effective July 1, 2014 by 2.00% to equal the one month LIBOR plus six hundred basis points (6.00%) through September 30, 2014. The interest rate will increase effective October 1, 2014 by an additional 2.00% to equal the one month LIBOR plus eight hundred basis points (8.00%) and continuing thereafter until maturity. As of March 31, 2014, the outstanding balance on the revolving line of credit and term loan were $10.2 million and $1.3 million, respectively.
The Seventh Amendment decreased the maximum revolving commitment by $10.0 million to $15.0 million until September 30, 2014. On October 1, 2014, the maximum revolving commitment will decrease by $2.5 million to $12.5 million through the maturity date. The eligible inventory available for calculating the borrowing base effective February 21, 2014 is 60.0% of up to $12.5 million in eligible inventory.
The principal payments on the term loan were $25.0 thousand per month on March 1, and April 1, 2014. Principal payments then increased by $25.0 thousand to $50.0 thousand, payable on the first day of each month until the sale of certain real estate owned by ISA, at which time a new payment will be calculated based on net proceeds from the sale. Principal and interest on the term loan was payable monthly, originally in 36 consecutive installments, of approximately $125.0 thousand. The first such payment commenced September 1, 2010 and continued through February 2014. The Seventh Amendment modified the payment schedule as described above. In addition, the term loan agreement provides that we are to make an annual payment equal to 25% of (i) our adjusted EBITDA, minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Based on 2013 operating results, no annual payment was required in 2014 for the 2013 fiscal year. The next annual payment will be due on April 30, 2015 (or earlier, upon completion of the Companies' financial statements for the fiscal year ending December 31, 2014). Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own.
Under the Credit Agreement, the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") can be no less than 1.0 to 1.0 for each quarter ending September 30, 2014 and after. For the quarter ending September 30, 2014, the Fixed Charge Coverage Ratio will be tested on a calendar year to date basis. After September 30, 2014, the Fixed Charge Coverage Ratio shall be tested on a trailing 12-month basis as of each quarter end date. The Seventh Amendment provided a waiver of the Fixed Charge Coverage Ratio covenant default for the quarters ended June 30, September 30 and December 31, 2013.  The Seventh Amendment requires that unfunded capital expenditures should not exceed $500.0 thousand. The Seventh Amendment also requires that the sum of the Company's cash balances plus the amount of unused revolving line of credit availability under the borrowing base equal or exceed a specified amount in the aggregate for certain time periods as follows: $200.0 thousand for any month end beginning February 28 and ending on June 30, 2014; $500.0 thousand for any month end beginning on July 31 and ending on December 31, 2014; and $1.0 million for any month end beginning on or after January 31, 2015. The Seventh Amendment added a minimum consolidated adjusted EBITDA ("Minimum EBITDA") requirement stating that the Minimum EBITDA shall not fall below (i) $250.0 thousand for the calendar year to date period ended March 31, 2014, (ii) $500.0 thousand for the calendar year to date period ending on June 30, 2014 (iii) $750.0 thousand for the calendar year to date period ending on September 30, 2014, and (iv) $1.0 million for each calendar year to date ending on or after December 31, 2014. The Seventh Amendment requires ISA to periodically provide the Bank with a business plan and its strategy for obtaining certain growth metrics. In addition, the Company also agreed to perform other customary commitments and pay a fee totaling up to $200.0 thousand to the Bank by the end of 2014.  All other terms of the Credit Agreement remain in effect. In connection with the Seventh Amendment, the Company amended and restated both the term loan note and the revolving loan note issued to the Bank under the Credit Agreement.
As security for the revolving credit facility, we provided the Bank a first priority security interest in the accounts receivable from most of our customers and in our inventory. We also cross collateralized the revolving line of credit with an $8.8 million term loan. In addition, we provided a first mortgage on the property at the following locations: 3409 Campground Road, 6709, 7023, 7025, 7101, 7103, 7110, 7124, 7200 and 7210 Grade Lane, Louisville Kentucky, 1565 East Fourth Street, Seymour, Indiana and 1617 State Road 111, New Albany, Indiana. The Company also cross collateralized the term loan with the revolving credit facility and all other existing debt the Company owes to the Bank.

As of March 31, 2014, we were in compliance with our bank financial covenants. As of March 31, 2014, we had $1.5 million available under our existing credit facilities.
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

In connection with the KY Bank transactions, WESSCO executed a Reaffirmation of Guaranty and Security (the “Fifth Third Security Document”), through which it guaranteed the Fifth Third Loan and granted the Bank a security interest in its assets.

As security for the KY Bank Notes, WESSCO provided KY Bank a first priority security interest in all of its assets, including the Company Note. The KY Bank Notes impose a Fixed Charge Coverage Ratio Covenant on WESSCO under which: (i) the sum of (a) WESSCO’s earnings before interest, taxes, depreciation, rent, and interest expense, less distributions and (b) unfunded capital expenditures, divided by (ii) the sum of (x) the current portion of long term debt due for the period, (y) interest expense and (z) rent expense is required to be at least 1.15 to 1 at all times.  KY Bank will test this ratio annually measured for periods starting January 1 and ending December 31.

The interest rate on the KY Bank Notes and the Company Note is equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which have a maturity date of October 14, 2019.  As of March 31, 2014, the rate was 3.65%. In the event of a default, the interest rate under the KY Bank Notes (but not the Company Note) will increase by five percent (5.00%).

The principal under the Term Note is payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. As of March 31, 2014, the outstanding balance on the term loan was $2.8 million.

Subject to certain limitations, WESSCO may request advances under the Line of Credit Note of up to $1.0 million for twelve (12) months after its effective date (the "Draw Period"). Advances made to WESSCO that have been repaid may be re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the Line of Credit Note must be made monthly. At the conclusion of the Draw Period, the principal and interest is payable in sixty (60) monthly installments commencing on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, must be paid by October 14, 2019. As of March 31, 2014, the outstanding balance on the revolving line of credit was $307.7 thousand.

WESSCO cannot make demand for payment of the Company Note before December 31, 2016. In connection with these transactions, WESSCO paid loan fees totaling $20.0 thousand and other customary fees.

On April 12, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to provide us with a Promissory Note (the “April Note”) in the amount of $226.9 thousand for the purpose of purchasing operating equipment. The interest rate is 5.68%. Principal and interest is payable in 48 equal monthly installments of $5.3 thousand, each due on the 20th day of each calendar month. Payment commenced on the 20th day of May, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, comes due on or before April 20, 2015. As security for the Note, we granted the Bank a first priority security interest in the equipment purchased with the proceeds of the April Note. As of March 31, 2014, the outstanding balance of this loan was $60.4 thousand.

On August 9, 2011, we entered into a Loan and Security Agreement with the Bank pursuant to which the Bank agreed to loan us funds pursuant to a Promissory Note (the "August Note") in the amount of $115.0 thousand for the purpose of purchasing operating equipment.  The interest rate is 5.95%.  Principal and interest is payable in 48 equal monthly installments of $2.7 thousand. The first such payment commenced on September 12, 2011, and the entire unpaid principal amount, together with all accrued and unpaid interest, charges, fees or other advances, if any, becomes due no later than August 12, 2015.  As security for the August Note, we granted the Bank a first priority security interest in the equipment purchased with the proceeds of the Note. As of March 31, 2014, the outstanding balance of this loan was $43.9 thousand.

On October 19, 2010, we entered into a Promissory Note (the “October Note”) with the Bank in the amount of $1.3 million for the purpose of purchasing equipment. The interest rate is equal to 5.20%. Principal and interest is payable monthly in 48 consecutive equal installments of $30.5 thousand with the first such payment commencing November 15, 2010, and the final unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on October 15, 2014. As security for the October Note, we provided the Bank a first priority security interest in the equipment purchased with the proceeds. As of March 31, 2014, the outstanding balance on the October Note was $209.9 thousand.

In previous years, we entered into three interest rate swap agreements with BB&T swapping variable rates based on LIBOR for fixed rates. As of March 31, 2014, the first swap agreement covered approximately $3.5 million in debt. It commenced April 7, 2009 and matured on April 7, 2014. The second swap agreement commenced on October 15, 2008 and no longer covers any debt balance as it matured on May 7, 2013. The third swap agreement commenced October 22, 2008 and no longer covers any debt as it matured on October 22, 2013. As of March 31, 2014, the one remaining swap agreement with BB&T fixed our interest rate at 5.89%. At March 31, 2014, we recorded the estimated fair value of the liability related to the swap at approximately $12.4 thousand. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of March 31, 2014, the balance in this account was $75.6 thousand.

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.8 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At March 31, 2014, we recorded the estimated fair value of the liability related to this swap at approximately $20.0 thousand.

We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional and forecasted amounts.
Our long term debt as of March 31, 2014 and December 31, 2013 consisted of the following:

	2014	2013
	(Unaudited)
	(in thousands)
Revolving credit facility of $15.0 million and $25.0 million in 2014 and 2013, respectively, with Fifth Third Bank. See above description for additional details.	$10,210	$12,755
Note payable to Fifth Third Bank in the original amount of $8.8 million secured by rental fleet equipment, shredder system assets, and a crane. See above description for additional details.	1,340	1,495
Note payable to Fifth Third Bank in the original amount of $1.3 million secured by equipment purchased with proceeds. See above description for additional details.	210	298
Loan and Security Agreement payable to Fifth Third Bank in the original amount of $226.9 thousand secured by the equipment purchased with proceeds. See above description for additional details.	60	75
Note payable to Fifth Third Bank in the original amount of $115.0 thousand secured by the equipment purchased with proceeds. See above description for additional details.	44	51
Note payable to the Bank of Kentucky, Inc. in the original amount of $3.0 million secured by all WESSCO assets. See above description for additional details.	2,774	2,910
Revolving credit facility convertible to term loan of up to $1.0 million in 2013 with the Bank of Kentucky, Inc. See above description for additional details.	308	308
	14,946	17,892
Less current maturities	1,456	1,597
	$13,490	$16,295

The annual maturities of long term debt (in thousands) for the next five twelve-month periods and thereafter ending March 31 of each year are as follows:

2015	$1,456
2016	11,854
2017	611
2018	639
2019	386
Total	$14,946
NOTE 4 – SEGMENT INFORMATION
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

FOR THE THREE MONTHS ENDED MARCH 31, 2014	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$24,002	$—	$—	$24,002
Equipment sales, service and leasing revenues	—	556	—	556
Management fees	—	1,117	—	1,117
Cost of sales	(23,769)	(1,136)	—	(24,905)
Selling, general, and administrative expenses	(376)	(249)	(585)	$(1,210)
Segment profit (loss)	$(143)	$288	$(585)	$(440)
Segment assets	$31,235	$2,283	$6,387	$39,905

FOR THE THREE MONTHS ENDED MARCH 31, 2013	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$33,271	$—	$—	$33,271
Equipment sales, service and leasing revenues	—	541	—	541
Management fees	—	946	—	946
Cost of sales	(32,306)	(1,028)	—	(33,334)
Selling, general, and administrative expenses	(723)	(206)	(930)	(1,859)
Segment profit (loss)	$242	$253	$(930)	$(435)
Segment assets	$52,788	$1,990	$9,621	$64,399

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
We lease office space in Dallas, Texas for which monthly payments of $1.0 thousand are due through October 2014.
We lease equipment from a related party under operating leases expiring in November 2015 and May 2016 for a monthly payment totaling $10.5 thousand. See also Note 7 - Related Party Transactions for additional information relating to the related party rent and lease payments.
We lease a lot in Louisville, Kentucky for a term that commenced in March 2012 and ends in February 2016. The monthly payment amount from March 2012 through February 2014 was $3.5 thousand. The monthly payment amount then increased to $3.8 thousand for the remaining term.
Future minimum lease payments for operating leases for the next five twelve-month periods ending March 31 of each year, in thousands, as of March 31, 2014 are as follows:

2015	$830
2016	786
2017	651
2018	484
2019	—
Future minimum lease payments	$2,751
Total rent expense for the three months ended March 31, 2014 and 2013 was $217.3 thousand and $249.1 thousand, respectively.
NOTE 6 – PER SHARE DATA

The computation for basic and diluted loss per share is as follows:
Three months ended March 31, 2014 compared to three months ended March 31, 2013:

	2014	2013
	(in thousands, except per share information)
Basic loss per share
Net loss	$(645)	$(115)
Weighted average shares outstanding	7,069	6,944
Basic loss per share	$(0.09)	$(0.02)
Diluted loss per share
Net loss	$(645)	$(115)
Weighted average shares outstanding	7,069	6,944
Add dilutive effect of assumed exercising of stock options	—	—
Diluted weighted average shares outstanding	7,069	6,944
Diluted loss per share	$(0.09)	$(0.02)

NOTE 7 - RELATED PARTY TRANSACTIONS

In the first quarter of 2014, we were involved in various transactions with related parties, including an affiliated company, K&R, LLC ("K&R"), which is wholly-owned by Kletter Holding LLC, which is wholly-owned by a trust for which Orson Oliver, our interim CEO and Chairman of the Board, is trustee.

A summary of the K&R transactions, in thousands, as of March 31, 2014 is as follows:

2014
Balance sheet accounts:
Accounts receivable	$32.2

Deposits (included in current liabilities)	$500.0

Deposits (included in other long-term assets)	$42.1

Accrued rent (property)	$167.7

Accrued leases (equipment)	$21.0

Income statement activity:
Rent expense (property)	$161.5

Lease expense (equipment)	$31.5

See Note 5 - Lease Commitments for additional information relating to the rent and lease agreements with K&R.

On September 13, 2013, K&R made a $500.0 thousand refundable, non-interest bearing deposit with us related to K&R's potential purchase of a piece of our real property located at 1565 East 4th Street in Seymour, Indiana. We continue to negotiate the terms of the potential transaction. We were permitted and have used the deposited funds for general corporate purposes. If we are unable to agree to the terms of a transaction, we are obligated to refund the deposit to K&R. For the period ended March 31, 2014, this deposit is recorded as a current liability entitled "Deposit from related party" for $500.0 thousand.

Other related party transactions are as follows:

Board of Directors' fees:

As of March 31, 2014, we had outstanding Board of Directors' fees owed of $91.0 thousand. We accrued Board fees of $25.0 thousand during the first quarter of 2014.

Management Services payments to Algar, Inc.:

On December 2, 2013, we entered into a Management Services Agreement (the "Management Agreement") with Algar, Inc. ("Algar").  Under the Management Agreement, Algar provides us with day-to-day senior executive level services. Algar will also provide business, financial, and organizational strategy and consulting services, as our board of directors may reasonably request from time to time.

On December 2, 2013, in connection with the Management Agreement, our board of directors appointed Sean Garber as President. Under the Management Agreement, we will reimburse Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Management Agreement in an amount not to exceed $20.8 thousand per month, or $250.0 thousand per year. During the first quarter of 2014, we accrued management fees to Algar of $94.9 thousand. As of March 31, 2014, we had $213.8 thousand in accounts payable to Algar and $14.6 thousand in accounts receivable from Algar.

NOTE 8 – LONG TERM INCENTIVE PLAN
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

The weighted average assumptions relating to the valuation of the Company's stock options awarded in January 2014 is shown below. No stock options were granted during 2013.

2014
Weighted average grant-date fair value of grants per option	$1.98
Volatility	65.5%
Risk-free interest rate	3.0%
Expected life	5 years
Expected dividend yield	0.0%

The following table presents a summary of the Company's stock option activity:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013 (vested)	180	$4.59	2.9 years	$1.38
Granted	—	—	—	—
Outstanding at December 31, 2013	180	$4.59	1.9 years	$1.38
Granted (vested)	30	3.47	5 years	1.98
Outstanding at March 31, 2014	210	$4.43	2.1 years	$1.46
Vested and expected to vest in the future at March 31, 2014	210
Exercisable at March 31, 2014	210	$4.43	2.1 years	$1.46
Available for grant at March 31, 2014	2,065

As of July 1, 2009, we awarded options to purchase 30.0 thousand shares of our stock each to our three independent directors for a total of 90.0 thousand shares at a per share exercise price of $4.23. We recorded expense related to these stock options of $95.1 thousand in 2009. These options vested immediately and expire in June 2014. As of May 15, 2012, we awarded options to purchase 30.0 thousand shares of our stock each to our three new directors for a total of 90.0 thousand shares at a per share exercise price of $4.94, the fair value as of the grant date. We recorded expense related to these stock options of $48.0 thousand and $96.0 thousand in 2013 and 2012, respectively. These options vested as of May 2013 and expire in May 2017. As of January 16, 2014, we awarded options to purchase 30.0 thousand shares of our stock to our new independent director at a per share exercise price of $3.47. We recorded expense related to these stock options of $59.4 thousand in the first quarter of 2014. These options vested immediately and expire in January 2019. All of these options are outstanding as of March 31, 2014. See Note 1 - "Summary of Significant Accounting Policies" of these Consolidated Financial Statements for additional information on the stock option plan.

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
NOTE 9 - PRIOR YEAR LEGAL SETTLEMENT RELATED TO INTANGIBLE ASSETS
In previous years, we acquired businesses relating to the stainless steel blends market. An independent valuation consultant assessed the fair value of purchased intangibles for each acquisition. Identifiable intangibles totaling $6.2 million were originally recorded and included a trade name, a non-compete agreement, and a customer list. We amortized the trade name and non-compete agreements using a method that reflected the pattern in which the economic benefits were consumed or otherwise used over a 5-year life as stated in the agreements. We amortized the customer list on a straight-line basis over a 10-year life as estimated by management. Pursuant to a legal settlement, we canceled $144.7 thousand of our non-compete agreements balance effective February 28, 2013. A gain of $625.3 thousand was recorded as a result of this settlement.
The Court case relating to the legal settlement involved the competing claims for a declaratory judgment asking the Court to determine whether a previous employee was bound by a one-year or five-year non-compete agreement. The employee's employment with us ended in December 2010. The employee's interpretation of the non-compete agreement was that it did not apply to him individually, but to a business entity previously owned by the employee. Our position was that the non-compete agreement was required to be interpreted by the Court together with an asset purchase agreement, as amended, which reference the employee and another individual receiving all of the stock and money in consideration for several promised acts, including entering into the non-compete agreement. We also sought damages from the employee for allegations he breached his non-compete agreement. The parties mediated the case successfully on January 25, 2013.  Mutual releases of all claims were entered by the parties, and the employee paid us $770.0 thousand in March 2013, which released him from the non-compete agreement.

Due to the continued decline in market-dependent variables, including prices of stainless steel materials, management determined we should discontinue production of stainless steel blends, a subset of the stainless steel market, in the fourth quarter of 2013. With this change in strategy, management determined the value of the intangible assets related to the stainless steel blend business was fully impaired. We recorded an impairment loss of approximately $3.5 million for the remaining value of these intangible assets in that quarter. These assets were previously included in Recycling. As of March 31, 2014, the Company has no intangible assets recorded on its balance sheet.

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
The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission.
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
Liquidity and Capital Resources
Our cash requirements generally consist of working capital, capital expenditures and debt service. Our primary sources of liquidity are cash flows generated from operations, various borrowing arrangements, including our revolving credit facility, as well as deferred payments to related parties. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash.
As of March 31, 2014, we held cash and cash equivalents of $1.2 million. Included in the $1.2 million is a cash account on deposit with BB&T which serves as collateral for our swap agreements. As of March 31, 2014, the balance in this account was $75.6 thousand. Other than this balance, our cash accounts are available to us without restriction.
On February 21, 2014, the Company entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”) with Fifth Third Bank (the “Bank”) which amended the July 30, 2010 Credit Agreement (as amended, the “Credit Agreement”). Under the Credit Agreement, the Bank has provided the Company a revolving credit facility and a term loan both having a maturity date of July 31, 2015. The interest rate on both the revolving credit facility and term loan are equal to the one month LIBOR plus four hundred basis points (4.00%) through June 30, 2014. As of March 31, 2014, the interest rate was 4.25%. In accordance with the Credit Agreement, we also paid a fee of 0.75% on the unused portion. The interest rate will increase effective July 1, 2014 by 2.00% to equal the one month LIBOR plus six hundred basis points (6.00%) through September 30, 2014. The interest rate will increase effective October 1, 2014 by an additional 2.00% to equal the one month LIBOR plus eight hundred basis points (8.00%) and continuing thereafter until maturity. As of March 31, 2014, the outstanding balance on the revolving line of credit and term loan were $10.2 million and $1.3 million, respectively.

The Seventh Amendment decreased the maximum revolving commitment by $10.0 million to $15.0 million until September 30, 2014. On October 1, 2014, the maximum revolving commitment will decrease by $2.5 million to $12.5 million through the maturity date. The eligible inventory available for calculating the borrowing base effective February 21, 2014 is 60.0% of up to $12.5 million in eligible inventory.
The principal payments on the term loan were $25.0 thousand per month on March 1, and April 1, 2014. Principal payments then increased by $25.0 thousand to $50.0 thousand, payable on the first day of each month until the sale of certain real estate owned by ISA, at which time a new payment will be calculated based on net proceeds from the sale. Principal and interest on the term loan was payable monthly, originally in 36 consecutive installments, of approximately $125.0 thousand. The first such payment commenced September 1, 2010 and continued through February 2014. The Seventh Amendment modified the payment schedule as described above. In addition, the term loan agreement provides that we are to make an annual payment equal to 25% of (i) our adjusted EBITDA, minus (ii) our aggregate cash payments of interest expense and scheduled payments of principal (including any prepayments of the term loan), minus (iii) any non-financed capital expenditures, in each case for the Company’s prior fiscal year. Based on 2013 operating results, no annual payment was required in 2014 for the 2013 fiscal year. The next annual payment will be due on April 30, 2015 (or earlier, upon completion of the Companies' financial statements for the fiscal year ending December 31, 2014). Any such payments will be applied to remaining installments of principal under the term loan in the inverse order of maturity, and to accrued but unpaid interest thereon. As security for the term loan, we provided the Bank a first priority security interest in all equipment other than the rental fleet that we own.
Under the Credit Agreement, the ratio of adjusted EBITDA for the preceding twelve months to aggregate cash payments of interest expense and scheduled payment of principal in the preceding twelve months (the "Fixed Charge Coverage Ratio") can be no less than 1.0 to 1.0 for each quarter ending September 30, 2014 and after. For the quarter ending September 30, 2014, the Fixed Charge Coverage Ratio will be tested on a calendar year to date basis. After September 30, 2014, the Fixed Charge Coverage Ratio shall be tested on a trailing 12-month basis as of each quarter end date. The Seventh Amendment provided a waiver of the Fixed Charge Coverage Ratio covenant default for the quarters ended June 30, September 30 and December 31, 2013.  The Seventh Amendment requires that unfunded capital expenditures should not exceed $500.0 thousand. The Seventh Amendment also requires that the sum of the Company's cash balances plus the amount of unused revolving line of credit availability under the borrowing base equal or exceed a specified amount in the aggregate for certain time periods as follows: $200.0 thousand for any month end beginning February 28 and ending on June 30, 2014; $500.0 thousand for any month end beginning on July 31 and ending on December 31, 2014; and $1.0 million for any month end beginning on or after January 31, 2015. The Seventh Amendment added a minimum consolidated adjusted EBITDA ("Minimum EBITDA") requirement stating that the Minimum EBITDA shall not fall below (i) $250.0 thousand for the calendar year to date period ended March 31, 2014, (ii) $500.0 thousand for the calendar year to date period ending on June 30, 2014 (iii) $750.0 thousand for the calendar year to date period ending on September 30, 2014, and (iv) $1.0 million for each calendar year to date ending on or after December 31, 2014. The Seventh Amendment requires ISA to periodically provide the Bank with a business plan and its strategy for obtaining certain growth metrics. In addition, the Company also agreed to perform other customary commitments and pay a fee totaling $200.0 thousand to the Bank by the end of 2014.  All other terms of the Credit Agreement remain in effect. In connection with the Seventh Amendment, the Company amended and restated both the term loan note and the revolving loan note issued to the Bank under the Credit Agreement.
As of March 31, 2014, we were in compliance with our bank financial covenants. As of March 31, 2014, we had $1.5 million available under our existing credit facilities.
We have long term debt, including current maturities thereof and bank overdrafts, comprised of the following:

	March 31, 2014	December 31, 2013
	(Unaudited)
	(in thousands)
Revolving lines of credit	$10,518	$13,063
Notes payable	4,428	4,829
	$14,946	$17,892

Pursuant to the Seventh Amendment, our revolving credit facility was reduced to $15.0 million. This revolving credit facility expires and the $1.3 million term loan becomes due and payable in full on July 31, 2015. We intend to restructure these credit arrangements to extend the maturity date beyond a one-year period prior to July 31, 2014.

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs for the next year and beyond, assuming compliance with the covenants in our Credit Agreement or continued waivers thereof and assuming compliance with the covenant in our KY Bank Notes. See Note 3 to the unaudited Condensed Consolidated Financial Statements.
See also "Financial condition at March 31, 2014 compared to December 31, 2013" section for additional discussion and details relating to cash flow from operating, investing, and financing activities. As of March 31, 2014, we do not have any material commitments for capital expenditures.

Results of Operations
The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues:

	Three months ended
	March 31,
	2014	2013
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	97.0%	95.9%
Selling, general and administrative expenses	4.7%	5.4%
Income (loss) before other expenses	(1.7)%	(1.3)%
Three months ended March 31, 2014 compared to three months ended March 31, 2013
Total revenue decreased $9.1 million or 26.2% to $25.7 million in the three month period ended March 31, 2014 as compared to $34.8 million in the same period in 2013. With respect to the Recycling segment, Recycling revenue decreased $9.3 million or 27.9% to $24.0 million in 2014 compared to $33.3 million in 2013. This is primarily due to a decrease of 9.6 million pounds, or 70.4%, in the volume of stainless steel materials shipments. Substantially all of our stainless steel sales are to one customer. We do not have any long-term contracts with this customer or any other customer. We negotiate sale and purchase orders on a daily and monthly basis in the ordinary course of business. In the fourth quarter of 2013, management determined to discontinue the production of stainless steel blends, a subset of the stainless steel market. The shipments in the first quarter of 2014 related to the final sale of the remaining blend materials inventory.
While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the three month period ended March 31, 2014, sales to repeat Recycling scrap buyers decreased by approximately $12.7 million, or 37.8%, as compared to the same period in 2013. Within the amount sold to all Recycling scrap buyers, 44.3% of these sales were to new and competitively priced, intermittent scrap buyers in the three month period ended March 31, 2014. In the same period in 2013, 4.0% of sales to Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. Sales during this period in 2013 to non-recurring Recycling scrap buyers in 2014 totaled 73.1% of 2014 sales to all Recycling scrap buyers. Sales during this period in 2012 to non-recurring Recycling scrap buyers in 2013 totaled 24.0% of 2013 sales to all Recycling scrap buyers.
The overall volume of nonferrous materials shipments also decreased by 41.3 thousand pounds, or 0.6%. In addition to the overall reduction in shipment volumes, total revenue was affected by a decrease in overall average price for all commodities shipped in the three month period ended March 31, 2014 of $153.27 per gross ton, or 22.4%, as compared to the same period in 2013. These decreases were partially offset by an increase in the volume of ferrous materials shipments in the three month period ended March 31, 2014 of 3.6 thousand gross tons, or 11.3%.
With respect to the Waste Services segment, Waste Services' revenue increased $0.2 million or 13.3% to $1.7 million in the three month period ended March 31, 2014 as compared to $1.5 million in 2013. During 2013, many customers grew and their business per location increased, which required higher volumes of service and increased management revenue by approximately $0.2 million in the three month period ended March 31, 2014 as compared to the same period in 2013. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services' revenue between periods.

Total cost of sales decreased $8.4 million or 25.2% to $24.9 million in the three month period ended March 31, 2014 as compared to $33.3 million for the same period in 2013. With respect to the Recycling segment, Recycling cost of sales decreased $8.5 million or 26.3% to $23.8 million in the three month period ended March 31, 2014 as compared to $32.3 million for the same period in 2013. This decrease is primarily due to the decrease in the volume of stainless steel materials shipments along with the discontinuation of stainless steel purchases and a decrease in overall average price for all commodities purchased of $247.78 per gross ton, or 33.1%.

Other notable decreases in the Recycling segment's cost of sales include the following:

•	A decrease in labor, overtime and bonus expenses of $347.6 thousand;

•	A decrease in repair and maintenance expenses of $164.8 thousand; and

•	A decrease in hauling, fuel and lubricant expenses of $159.4 thousand.

Capitalized processing costs decreased by $413.8 thousand, or 38.3%, for the three month period ended March 31, 2014 as compared to the same period in 2013. The decreases in cost of sales were partially offset by an increase in the volume of ferrous materials shipped as noted above, along with an increase in the volume of ferrous and nonferrous materials purchased of 3.2 thousand gross tons, or 9.8%, and 209.3 thousand pounds, or 2.3%, respectively.
With respect to the Waste Services segment, Waste Services' cost of sales increased by $0.1 million to $1.1 million in the three month period ended March 31, 2014 as compared to $1.0 million in the same period in 2013, primarily due to higher volumes of service noted above. In general, the timing of third party haulers' services and changes in commodity prices cause fluctuations in Waste Services' cost of sales between periods.
Selling, general and administrative expenses ("SG&A") decreased $0.7 million or 34.5% to $1.2 million in the three month period ended March 31, 2014 compared to $1.9 million in the same period in 2013. As a percentage of revenue, SG&A was 4.7% in the first three months of 2014 as compared to 5.4% in the same period in 2013. The primary driver of the decrease in SG&A was a decrease in depreciation and amortization of $0.3 million. The amortization of $0.2 million in the three month period ended March 31, 2013 related to intangible assets for which an impairment loss of approximately $3.5 million was recorded for their remaining value in the fourth quarter of 2013.
Other decreases in SG&A include the following:

•	A decrease in labor, overtime and bonus expenses of $0.2 million;

•	A decrease in lease and rent expenses of $0.1 million; and

•	A decrease in legal expenses of $0.1 million.
Overall, the average number of active employees per week decreased in the three month period ended March 31, 2014 to 118 employees as compared to 159 employees in the same period in 2013, thus decreasing labor expenses in both cost of sales and SG&A in 2014 as compared to 2013.
Other expense increased $0.4 million to $0.2 million in the three month period ended March 31, 2014 as compared to other income of $0.2 million in the same period in 2013. The increase was primarily due to other income of $0.6 million related to proceeds from a legal settlement in 2013, partially offset by a decrease in interest expense in the first three months of 2014.
The income tax benefit decreased $127.7 thousand to an income tax provision of $27.9 thousand in the three month period ended March 31, 2014 compared to a benefit of $99.8 thousand in the same period in 2013. The effective tax rates in 2014 and 2013 were (4.5)% and 46.5%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded a full valuation allowance. This practice has continued as we recorded an additional valuation allowance for the deferred tax assets in the first quarter of 2014. We also have several state and franchise taxes payable based on gross receipts, thus causing a negative effective tax rate in 2014. The higher effective tax rate in 2013 was due to immaterial items.

Financial condition at March 31, 2014 compared to December 31, 2013
Cash and cash equivalents decreased $0.4 million to $1.2 million as of March 31, 2014 compared to $1.6 million as of December 31, 2013.
Net cash from operating activities was $2.3 million for the three month period ended March 31, 2014. The increase in net cash from operating activities was primarily due to a decrease in inventories of $2.1 million and a decrease in accounts receivable of $1.2 million, partially offset by a decrease in accounts payable of $1.0 million. In connection to the discontinuation of stainless steel blends, in the first quarter of 2014, we shipped the remaining inventory related to those blends and did not replace it. The overall average commodity price for purchases during this quarter decreased by $12.00, or 2.3%, per gross ton as compared to the overall average commodity price for purchases in the fourth quarter of 2013. Also, the total volume of commodities shipped in the first quarter of 2014 was higher than the total volume of commodities purchased in the same period by 800.0 gross tons, which lowered the inventory balance as of March 31, 2014. With respect to accounts receivable, the decreases were primarily due to a decrease in shipping volumes of stainless steel and ferrous materials of 2.0 million pounds, or 33.7%, and 4.8 thousand gross tons, or 12.0%, respectively, in the first quarter of 2014 as compared to the fourth quarter of 2013. Lower shipping volumes of stainless steel and ferrous materials were partially offset by an increase in the shipping volume of nonferrous materials of 72.9 thousand pounds, or 1.0% and an increase in the overall average commodity price for shipments in the first quarter of 2014 of $6.31, or 1.2%, per gross ton as compared to the overall average commodity price for shipments in the fourth quarter of 2013. The accounts payable balance decreased due to discontinued purchases of stainless steel materials and payments of $0.7 million on outstanding payables relating to the production of stainless steel blends. We also made payments of $0.5 million on outstanding corporate payables. These decreases in accounts payable were partially offset by an increase in the volume of ferrous and nonferrous materials purchases of 5.7 gross tons, or 18.7%, and 392.1 thousand pounds, or 5.5%, respectively. In general, inventories, accounts receivable and payable balances are affected by the timing of shipments, receipts and payments throughout the quarter.
Net cash used in investing activities was $132.3 thousand for the three month period ended March 31, 2014. In the first three months of 2014, we purchased recycling and rental fleet equipment and vehicles of $192.1 thousand. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers, pre-crushers, and containers. It is our intention to continue to pursue this market. We received $59.8 thousand from insurance proceeds relating to operating equipment and the sale of rental equipment.
Net cash used in financing activities was $2.5 million for the three month period ended March 31, 2014. In the three month period ended March 31, 2014, we made payments on debt obligations of $2.9 million and bank overdrafts increased $0.4 million.
Accounts receivable trade decreased $1.2 million or 10.4% to $10.3 million as of March 31, 2014 compared to $11.5 million as of December 31, 2013 due to the decrease in shipping volumes of all materials in the first quarter of 2014 as compared to the fourth quarter of 2013 as described above. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Inventories consist principally of stainless steel, ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory decreased $2.1 million, or 23.9%, to $6.7 million as of March 31, 2014 compared to $8.8 million as of December 31, 2013. The volume of stainless steel materials purchases decreased by 863.6 thousand pounds, or 100.0% in the first quarter of 2014 as compared to the fourth quarter of 2013 due to the discontinuation of the production of stainless steel blends. Lower demand in the first quarter put downward pressure on metal prices. The overall average commodity price of all materials purchased during this period decreased by $12.00, or 2.3%. These decreases were partially offset by increased purchases of ferrous and nonferrous materials in the first quarter of 2014 of 5.7 thousand gross tons, or 18.7%, and 392.1 thousand pounds, or 5.5%, respectively, as compared to the fourth quarter of 2013. In the first quarter of 2014, we shipped more materials overall than we purchased as well.
Inventory aging for the period ended March 31, 2014 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$3,586	$267	$255	$1,155	$5,263
Replacement parts	1,331	—	—	—	1,331
Waste equipment machinery	—	24	—	50	74
Other	22	—	—	—	22
Total	$4,939	$291	$255	$1,205	$6,690

Inventory aging for the period ended December 31, 2013 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$3,703	$757	$861	$1,832	$7,153
Replacement parts	1,550	—	—	—	1,550
Waste equipment machinery	—	—	—	49	49
Other	30	—	—	—	30
Total	$5,283	$757	$861	$1,881	$8,782
Inventory in the “Over 90 days” category as of March 31, 2014 includes $0.5 million in an item we intend to process and sell, $0.4 million in a low value item that can only be used in limited quantities and $0.1 million in older automobile inventory held at the ISA Pick.Pull.Save ("PPS") automobile yard for continued harvesting of parts by retail customers. After management determined to discontinue stainless steel blends, a subset of the stainless steel market, in the fourth quarter of 2013 and recorded an adjustment of $2.2 million to lower our stainless steel inventory to market value as of December 31, 2013, we sold the remaining stainless steel inventory in this category of approximately $1.2 million in the first quarter of 2014. The inventory balance as of December 31, 2013 also included $0.3 million in older automobile inventory held at the PPS automobile yard and $0.3 million in an item we intend to process and sell.
Accounts payable trade decreased $1.0 million or 15.2% to $5.6 million as of March 31, 2014 compared to $6.6 million as of December 31, 2013. The accounts payable balance decreased due to discontinued purchases of stainless steel materials and payments of $0.7 million on outstanding payables relating to the production of stainless steel blends. We also made payments of $0.5 million on outstanding corporate payables. Also, the overall average commodity price of all materials purchased during these periods decreased by $12.00, or 2.3%, as noted above. These decreases in accounts payable were partially offset by an increase in the volume of ferrous and nonferrous materials purchases of 5.7 gross tons, or 18.7%, and 392.1 thousand pounds, or 5.5%, respectively. Accounts payable trade is also affected by the timing of purchases from and payments made to our vendors.
Working capital decreased $2.6 million to $9.6 million as of March 31, 2014 compared to $12.2 million as of December 31, 2013. The decrease was driven by the $2.1 million decrease in inventory, the $1.2 million decrease in accounts receivable and the $0.3 million increase in current debt, which includes current maturities of long term debt and bank overdrafts. These decreases were partially offset by a decrease in accounts payable of $1.0 million.
Contractual Obligations
The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2014.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$14,946	$1,456	$12,465	$1,025	$—
Operating lease obligations (1)	2,751	830	1,437	484	—
Deposit from related party	500	500	—	—	—
Total	$18,197	$2,786	$13,902	$1,509	$—

(1)
We lease the Louisville, Kentucky facility from K&R, LLC ("K&R") under an operating lease expiring December 2017. K&R is wholly-owned by Kletter Holding LLC, which is wholly-owned by a trust for which Orson Oliver, our interim CEO and Chairman of the Board, is trustee. We have monthly rental payments of $53.8 thousand through December 2017. In the event of a change of control, the monthly payments become $62.5 thousand.

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

We also lease office space in Dallas, Texas for which monthly payments of $1.0 thousand are due through October 2013.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the interest rate swaps, for which changes in value are accounted for in other comprehensive income.
Long-term debt, including the current portions thereof, decreased $2.9 million to $15.0 million as of March 31, 2014 compared to $17.9 million as of December 31, 2013 due to payments made on debt during the three month period ended March 31, 2014.
Impact of Recently Issued Accounting Standards

As of March 31, 2014, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.

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
Based on our average anticipated borrowings under our credit agreements in fiscal 2014, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, excluding amounts covered under swap agreements as noted below, with a corresponding change in cash flows.
In previous years, we entered into three interest rate swap agreements with BB&T swapping variable rates based on LIBOR for fixed rates. As of March 31, 2014, the first swap agreement covered approximately $3.5 million in debt. It commenced April 7, 2009 and matured on April 7, 2014. The second swap agreement commenced on October 15, 2008 and no longer covers any debt balance as it matured on May 7, 2013. The third swap agreement commenced October 22, 2008 and no longer covers any debt as it matured on October 22, 2013. As of March 31, 2014, the one remaining swap agreement with BB&T fixed our interest rate at approximately 5.9%. At March 31, 2014, we recorded the estimated fair value of the liability related to the swap at approximately $12.4 thousand. We maintain a cash account on deposit with BB&T which serves as collateral for the swap agreements. As of March 31, 2014, the balance in this account was $75.6 thousand.

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.8 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At March 31, 2014, we recorded the estimated fair value of the liability related to this swap at approximately $20.0 thousand.
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

ITEM 4: CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2014, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.
(b) Changes to internal control over financial reporting
There were no changes in ISA’s internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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
Item 1A. Risk Factors.
We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 31, 2014.

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

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	May 14, 2014	/s/ Orson Oliver
Orson Oliver
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	May 14, 2014	/s/ Alan Schroering
Alan Schroering
Vice-President of Finance and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1**	Amended and Restated Articles of Incorporation are incorporated by reference herein to Exhibit 3.1 of the Company's Report on Form 10-K for the year ended December 31, 2013, as filed March 31, 2014.
10.1**
Seventh Amendment to Credit Agreement, dated February 21, 2014, by and among Industrial Services of America, Inc., Indiana, Inc. and Fifth Third Bank is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on February 24, 2014.

10.2**
Amended and Restated Revolving Loan Note, dated February 21, 2014 by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.2 of the Company's Report on Form 8-K, as filed on February 24, 2014.

10.3**
Amended and Restated Term Loan Note, dated February 21, 2014 by Industrial Services of America, Inc. and ISA Indiana, Inc. in favor of Fifth Third Bank is incorporated by reference herein to Exhibit 10.3 of the Company's Report on Form 8-K, as filed on February 24, 2014.

31.1	Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended March 31, 2014.
31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended March 31, 2014.
32.1	Section 1350 Certification of Orson Oliver and Alan Schroering for the Form 10-Q for the quarter ended March 31, 2014.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
** Previously filed.