Form 10-Q
period 2014-06-30
INDUSTRIAL SERVICES OF AMERICA INC
filed 2014-08-14
CIK 4187

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2014: 7,956,410.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.
INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2014	December 31, 2013
	(Unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$741	$1,589
Income tax receivable	—	7
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2014 and 2013)	10,071	11,456
Inventories	12,070	8,782
Prepaid expenses	348	101
Employee loans	—	4
Total current assets	23,230	21,939
Net property and equipment	20,458	21,826
Other assets
Deferred income taxes	97	97
Other non-current assets	327	170
Total other assets	424	267
Total assets	$44,112	$44,032

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2014	December 31, 2013
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$1,121	$1,597
Bank overdrafts	—	594
Accounts payable	5,368	6,605
Income tax payable	36	—
Interest rate swap agreement liability	24	71
Deposit from related party	500	500
Other current liabilities	766	324
Total current liabilities	7,815	9,691
Long-term liabilities
Long-term debt, net of current maturities	15,658	16,295
Total long-term liabilities	15,658	16,295
Shareholders’ equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2014 and 2013; 8,049,622 and 7,192,479 shares issued in 2014 and 2013; 7,956,410 and 7,069,267 shares outstanding in 2014 and 2013, respectively	27	24
Additional paid-in capital	21,410	18,649
Stock warrants outstanding	1,025	—
Retained losses	(1,665)	(379)
Accumulated other comprehensive loss	(24)	(71)
Treasury stock at cost, 93,212 and 123,212 shares in 2014 and 2013, respectively	(134)	(177)
Total shareholders’ equity	20,639	18,046
Total liabilities and shareholders’ equity	$44,112	$44,032

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenue from services	$1,319	$1,366	$2,436	$2,311
Revenue from product sales	27,314	38,757	51,872	72,570
Total revenue	28,633	40,123	54,308	74,881
Cost of sales for services	1,223	1,302	2,221	2,184
Cost of sales for product sales	25,902	38,114	49,809	70,566
Total cost of sales	27,125	39,416	52,030	72,750
Selling, general and administrative expenses	1,928	2,076	3,137	3,935
Selling, general and administrative expenses	1,928	2,076	3,137	3,935
Loss before other income (expense)	(420)	(1,369)	(859)	(1,804)
Other income (expense)
Interest expense, including factoring fees and loan fee amortization	(248)	(591)	(485)	(1,021)
Interest income	—	1	1	2
Gain on sale of assets	47	21	106	38
Gain on lawsuit settlement	—	—	—	625
Other income (expense), net	(3)	—	(3)	9
Total other income (expense)	(204)	(569)	(381)	(347)
Loss before income taxes	(624)	(1,938)	(1,240)	(2,151)
Income tax provision (benefit)	18	(700)	46	(799)
Net loss	$(642)	$(1,238)	$(1,286)	$(1,352)
Basic loss per share	$(0.09)	$(0.18)	$(0.18)	$(0.19)
Diluted loss per share	$(0.09)	$(0.18)	$(0.18)	$(0.19)
Weighted shares outstanding:
Basic	7,240	7,069	7,155	7,007
Diluted	7,240	7,069	7,155	7,007

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)		(in thousands)
Net loss	$(642)	$(1,238)	$(1,286)	$(1,352)

Other comprehensive income:
Unrealized gain on derivative instruments, net of tax in 2013	8	33	47	71

Comprehensive loss	$(634)	$(1,205)	$(1,239)	$(1,281)

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2014
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Stock Warrants	Retained Losses	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Cost
	(in thousands, except share information)
Balance as of December 31, 2013	7,192,479	$24	$18,649	$—	$(379)	$(71)	(123,212)	$(177)	$18,046
Common Stock and Warrants	857,143	3	1,952	1,025	—	—	30,000	43	$3,023
Unrealized gain on derivative instruments	—	—	—	—	—	47	—	—	47
Stock option compensation	—	—	809	—	—	—	—	—	809
Net loss	—	—	—	—	(1,286)	—	—	—	(1,286)
Balance as of June 30, 2014	8,049,622	$27	$21,410	$1,025	$(1,665)	$(24)	(93,212)	$(134)	$20,639

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

	2014	2013
	(in thousands)
Cash flows from operating activities
Net loss	$(1,286)	$(1,352)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,588	2,053
Stock expense - options	718	48
Deferred income taxes	—	(421)
Gain on sale of property and equipment	(106)	(38)
Gain on lawsuit settlement	—	(625)
Amortization of loan fees included in interest expense	43	174
Change in assets and liabilities
Receivables	1,385	2,070
Inventories	(3,288)	(1,615)
Income tax receivable/payable	7	(158)
Other assets	(193)	(212)
Accounts payable	(1,146)	1,349
Other current liabilities	478	17
Net cash from operating activities	(1,800)	1,290
Cash flows (used in) provided from investing activities
Proceeds from sale of property and equipment	123	114
Proceeds from lawsuit to cancel intangible asset	—	770
Purchases of property and equipment	(242)	(435)
Deposits on equipment	—	(137)
Net cash (used in) provided from investing activities	(119)	312
Cash flows from financing activities
Loan fees capitalized	(245)	—
Proceeds from sale of redeemable securities	—	500
Proceeds from the sale of common stock and warrants, net	3,023	—
Change in bank overdrafts	(594)	621
Payments on long-term debt	(13,270)	(3,177)
Proceeds from long-term debt	12,157	—
Net cash provided (used in) financing activities	1,071	(2,056)
Net decrease in cash	(848)	(454)
Cash and cash equivalents at beginning of year	1,589	1,926
Cash and cash equivalents at end of period	$741	$1,472
Supplemental disclosure of cash flow information:
Cash paid for interest	$454	$793
Tax refunds received	—	238
Cash paid for taxes	—	8
Supplemental disclosure of noncash investing and financing activities:
Increase in equipment purchases accrual	$—	$(46)

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2014 and the results of our operations and changes in our cash flows for the periods ended June 30, 2014 and 2013. Results of operations for the period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2013 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2013, on file with the Securities and Exchange Commission.
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
We use the fair value methodology outlined in the related accounting standards to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at June 30, 2014 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$741	$—	$741
Liabilities:
Long-term debt	$—	$(16,779)	$(16,779)
Derivative contract - interest rate swap	—	(24)	(24)
We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the six month periods ended June 30, 2014 or 2013.
Stock Option Plan
We provide compensation benefits by granting stock options to employees and directors. The exercise price of each option is equal to the market price of our stock on the date of grant. The term of the option is 5 years. We recognize share-based compensation expense for the fair value of the awards, as estimated using the Modified Black-Scholes-Merton Model, on the date granted on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations.

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
As of May 16, 2014, we awarded options to purchase 292.0 thousand shares of our stock to our directors at a per share exercise price of $4.68, the fair value as of grant date. These shares were fully vested when awarded. As of June 30, 2014, we have no unrecognized stock-based compensation cost related to non-vested option awards. Stock compensation charged to operations was $718.4 thousand and $48.0 thousand for the six month periods ended June 30, 2014 and 2013, respectively. See also Note 8 – “Long Term Incentive Plan” in these Notes to Consolidated Financial Statements for additional information regarding the Long Term Incentive Plan and options granted under the plan.

Factoring fees and certain banking expenses
We have included factoring fees and certain banking expenses relating to our loans and loan restructuring within interest expense. Due to the decision to discontinue stainless steel blends, a subset of the stainless steel market, in 2013, we discontinued our factoring arrangements in 2014. We did not have any factoring fees for the six month period ended June 30, 2014. Factoring fees totaled $80.2 thousand for the period ended June 30, 2013. The loan fee amortization expense relating to our loans and loan restructuring totaled $43.1 thousand and $173.7 thousand for the periods ended June 30, 2014 and 2013, respectively.
Subsequent Events
We have evaluated the period from June 30, 2014 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements.
Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not yet assessed the impact of the adoption of ASU 2014-09 on our Condensed Consolidated Financial Statements.

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
Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers, which are valued based on cost. Replacement parts for internal equipment is included in inventory and depreciated over a one-year life when placed in service. These parts are generally used by us within this one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. Other inventory includes fuel and baling wire.
Inventories as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014				December 31, 2013
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$8,006	$1,343	$1,186	$10,535	$4,856	$1,697	$600	$7,153
Waste equipment machinery	—	52	—	52	—	49	—	49
Other	—	43	—	43	—	30	—	30
Total inventories for sale	8,006	1,438	1,186	10,630	4,856	1,776	600	7,232
Replacement parts	1,440	—	—	1,440	1,550	—	—	1,550
Total inventories	$9,446	$1,438	$1,186	$12,070	$6,406	$1,776	$600	$8,782

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK
On June 13, 2014, the Company entered into a senior, secured credit facility (the "Credit Agreement") with Wells Fargo Bank, National Association (the "Bank") pursuant to which the Bank granted the Company a revolving line of credit of up to $15.0 million (the "Revolving Loan"), up to $1.0 million of which is available to the Company as a sub-facility for letters of credit. The Company may borrow up to 85% of the value of its eligible accounts receivable and 65% of the value of eligible inventory under the Revolving Loan. An availability block in the amount of $1.3 million is currently in place. As we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.25:1, the availability block shall reduce to $1,000,000. As we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.50:1, the availability block shall reduce to zero.
The Credit Agreement also provided the Company with a secured equipment term loan of $2.8 million (the "Term Loan"). The Company used the proceeds from the Credit Agreement to repay in full its prior credit facility with Fifth Third Bank (the "Prior Credit Agreement").
The interest rate on the Revolving Loan is equal to daily three month LIBOR plus three percent (3.00%). The interest rate on the Term Loan is equal to daily three month LIBOR plus three and 25/100 percent (3.25%). In the Event of a Default (as defined in the Credit Agreement) under either the Revolving Loan or the Term Loan, the interest rate will increase by two percent (2.0%). Each of the Revolving Loan and the Term Loan has a maturity date of June 13, 2019.
Interest under the Revolving Loan is payable monthly in arrears. Principal and interest under the Term Loan is payable in sixty (60) monthly installments, with the first payment commencing July 1, 2014, and the final unpaid principal amount, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on June 13, 2019.
The Credit Agreement contains customary covenants, including a minimum EBITDA covenant, a capital expenditure covenant, and a fixed charge coverage ratio covenant, measured monthly on a trailing twelve month basis at the end of each month, beginning with the month ending June 30, 2015 of not less than 1.25 to 1.00.
The Company and each of its wholly-owned subsidiaries, other than WESSCO, LLC ("WESSCO"), granted the Bank a first priority security interest in all of their assets pursuant to a Security Agreement, and each of the Company's subsidiaries guaranteed the Company's obligations under the Credit Agreement pursuant to a Continuing Guaranty; provided that WESSCO's guarantee is subordinated to its obligations to the Bank of Kentucky, Inc.(described below), pursuant to a subordination agreement among Wessco, the Bank and the Bank of Kentucky, Inc. The Company paid loan origination fees totaling $125.0 thousand in connection with the Credit Agreement.
As of June 30, 2014, we were in compliance with our bank financial covenants. As of June 30, 2014, we had $1.1 million available under our existing credit facilities.
On October 15, 2013, WESSCO signed two promissory notes (collectively, the "KY Bank Notes") in favor of The Bank of Kentucky, Inc. ("KY Bank"), one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay the Bank $3.0 million against the Prior Credit Agreement. The Company is a guarantor of the KY Bank Notes.  The Company also signed a $3.0 million demand promissory note (the “Company Note”) in favor of WESSCO in exchange for the proceeds of the Term Note.

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

The interest rate on the KY Bank Notes and the Company Note is equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which have a maturity date of October 14, 2019.  As of June 30, 2014, the rate was 3.65%. In the event of a default, the interest rate under the KY Bank Notes (but not the Company Note) will increase by five percent (5.00%).

The principal under the Term Note is payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. As of June 30, 2014, the outstanding balance on the Term Note was $2.6 million.

Subject to certain limitations, WESSCO may request advances under the Line of Credit Note of up to $1.0 million for twelve (12) months after its effective date (the "Draw Period"). Advances made to WESSCO that have been repaid may be re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the Line of Credit Note must be made monthly. At the conclusion of the Draw Period, the principal and interest is payable in sixty (60) monthly installments commencing on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, must be paid by October 14, 2019. As of June 30, 2014, the outstanding balance on the revolving line of credit was $307.7 thousand.

WESSCO cannot make demand for payment of the Company Note before July 31, 2019. In connection with these transactions, WESSCO paid loan fees totaling $20.0 thousand and other customary fees.

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.8 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At June 30, 2014, we recorded the estimated fair value of the liability related to this swap at approximately $24.0 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional and forecasted amounts.
Our long term debt as of June 30, 2014 and December 31, 2013 consisted of the following:

	2014	2013
	(Unaudited)
	(in thousands)
Revolving credit facility of $15.0 million in 2014 with Wells Fargo Bank. See above description for additional details.	$11,034	$—
Note payable to Wells Fargo Bank in the original amount of $2.8 million secured by shredder system assets, and other Recycling equipment. See above description for additional details.	2,800	—
Revolving credit facility of $15.0 million and $25.0 million in 2014 and 2013, respectively, with Fifth Third Bank.	—	12,755
Note payable to Fifth Third Bank in the original amount of $8.8 million secured by rental fleet equipment, shredder system assets, and a crane.	—	1,495
Note payable to Fifth Third Bank in the original amount of $1.3 million secured by equipment purchased with proceeds.	—	298
Loan and Security Agreement payable to Fifth Third Bank in the original amount of $226.9 thousand secured by the equipment purchased with proceeds.	—	75
Note payable to Fifth Third Bank in the original amount of $115.0 thousand secured by the equipment purchased with proceeds.	—	51
Note payable to the Bank of Kentucky, Inc. in the original amount of $3.0 million secured by all WESSCO assets. See above description for additional details.	2,637	2,910
Revolving credit facility convertible to term loan of up to $1.0 million in 2013 with the Bank of Kentucky, Inc. See above description for additional details.	308	308
	16,779	17,892
Less current maturities	1,121	1,597
	$15,658	$16,295

The annual maturities of long term debt (in thousands) for the next five twelve-month periods and thereafter ending June 30 of each year are as follows:

2015	$1,121
2016	1,457
2017	1,179
2018	1,205
2019	11,817
Total	$16,779
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

FOR THE SIX MONTHS ENDED JUNE 30, 2014	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$50,772	$—	$—	$50,772
Equipment sales, service and leasing revenues	—	1,100	—	1,100
Management fees	—	2,436	—	2,436
Cost of sales	(49,522)	(2,508)	—	(52,030)
Selling, general, and administrative expenses	(715)	(450)	(1,972)	$(3,137)
Segment profit (loss)	$535	$578	$(1,972)	$(859)
Segment assets	$38,967	$2,090	$3,055	$44,112

FOR THE SIX MONTHS ENDED JUNE 30, 2013	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$71,496	$—	$—	$71,496
Equipment sales, service and leasing revenues	—	1,074	—	1,074
Management fees	—	2,311	—	2,311
Cost of sales	(70,271)	(2,479)	—	(72,750)
Selling, general, and administrative expenses	(1,425)	(417)	(2,093)	(3,935)
Segment profit (loss)	$(200)	$489	$(2,093)	$(1,804)
Segment assets	$49,056	$2,153	$10,027	$61,236

FOR THE THREE MONTHS ENDED JUNE 30, 2014	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$26,770	$—	$—	$26,770
Equipment sales, service and leasing revenues	—	544	—	544
Management fees	—	1,319	—	1,319
Cost of goods and services sold	(25,754)	(1,371)	—	(27,125)
Selling, general, and administrative expenses	(338)	(202)	(1,388)	(1,928)
Segment profit (loss)	$678	$290	$(1,388)	$(420)
Segment assets	$38,967	$2,090	$3,055	$44,112

FOR THE THREE MONTHS ENDED JUNE 30, 2013	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$38,225	$—	$—	$38,225
Equipment sales, service and leasing revenues	—	532	—	532
Management fees	—	1,366	—	1,366
Cost of goods and services sold	(37,964)	(1,452)	—	(39,416)
Selling, general, and administrative expenses	(692)	(212)	(1,172)	(2,076)
Segment profit (loss)	$(431)	$234	$(1,172)	$(1,369)
Segment assets	$49,056	$2,153	$10,027	$61,236
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
Future minimum lease payments for operating leases for the next five twelve-month periods ending June 30 of each year, in thousands, as of June 30, 2014 are as follows:

2015	$825
2016	749
2017	646
2018	323
2019	—
Future minimum lease payments	$2,543
Total rent expense for the six months ended June 30, 2014 and 2013 was $443.1 thousand and $488.7 thousand, respectively.

NOTE 6 – PER SHARE DATA

The computation for basic and diluted loss per share is as follows:
Six months ended June 30, 2014 compared to six months ended June 30, 2013:

	2014	2013
	(in thousands, except per share information)
Basic loss per share
Net loss	$(1,286)	$(1,352)
Weighted average shares outstanding	7,155	7,007
Basic loss per share	$(0.18)	$(0.19)
Diluted loss per share
Net loss	$(1,286)	$(1,352)
Weighted average shares outstanding	7,155	7,007
Add dilutive effect of assumed exercising of stock options	—	—
Diluted weighted average shares outstanding	7,155	7,007
Diluted loss per share	$(0.18)	$(0.19)
Three months ended June 30, 2014 compared to three months ended June 30, 2013:

	2014	2013
	(in thousands, except per share information)
Basic loss per share
Net loss	$(642)	$(1,238)
Weighted average shares outstanding	7,240	7,069
Basic loss per share	$(0.09)	$(0.18)
Diluted loss per share
Net loss	$(642)	$(1,238)
Weighted average shares outstanding	7,240	7,069
Add dilutive effect of assumed exercising of stock options	—	—
Diluted weighted average shares outstanding	7,240	7,069
Diluted loss per share	$(0.09)	$(0.18)

NOTE 7 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2014, we were involved in various transactions with related parties, including an affiliated company, K&R, LLC ("K&R"), which is wholly-owned by Kletter Holding LLC, which is wholly-owned by a trust for which Orson Oliver, our interim CEO and Chairman of the Board, is trustee.

A summary of the K&R transactions, in thousands, as of June 30, 2014 is as follows:

2014
Balance sheet accounts:
Accounts receivable	$32.2

Deposits (included in current liabilities)	$500.0

Deposits (included in other long-term assets)	$42.1

Accrued rent (property)	$329.2

Accrued leases (equipment)	$52.5

Income statement activity:
Rent expense (property)	$323.0

Lease expense (equipment)	$63.0

See Note 5 - Lease Commitments for additional information relating to the rent and lease agreements with K&R.

On September 13, 2013, K&R made a $500.0 thousand refundable, non-interest bearing deposit with us related to K&R's potential purchase of a piece of our real property located at 1565 East 4th Street in Seymour, Indiana. We continue to negotiate the terms of the potential transaction. We were permitted and have used the deposited funds for general corporate purposes. If we are unable to agree to the terms of a transaction, we are obligated to refund the deposit to K&R. For the period ended June 30, 2014 this deposit is recorded as a current liability entitled "Deposit from related party" for $500.0 thousand.

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

On December 2, 2013, in connection with the Management Agreement, our board of directors appointed Sean Garber as President. Under the Management Agreement, we will reimburse Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Management Agreement in an amount not to exceed $20.8 thousand per month, or $250.0 thousand per year plus other expenses. During the six month period ended June 30, 2014, we expensed management fees to Algar of $190.1 thousand.
During the six month period ended June 30, 2014, we accrued a bonus payable to Algar in the amount of $340.0 thousand per the Management Agreement. During the six month period ended June 30, 2014, we sold scrap material in the amount of $329.0 thousand to Algar. As of June 30, 2014, we had $214.4 thousand in accounts payable to Algar and $27.0 thousand in accounts receivable from Algar.

Scrap material sales to Metal X, LLC:
During the six month period ended June 30, 2014, we sold scrap material in the amount of $889.7 thousand to MetalX, LLC. As of June 30, 2014, we had $119.2 thousand in accounts receivable from MetalX, LLC. For additional information regarding MetalX, LLC, see Note 11 - "Financing and Related Matters" to the Condensed Consolidated Financial Statements.

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

The weighted average assumptions relating to the valuation of the Company's stock options awarded in January and May 2014 are shown below. No stock options were granted during 2013.

2014
Weighted average grant-date fair value of grants per option	$2.52
Volatility	65.0%
Risk-free interest rate	1.8%
Expected life	5 years
Expected dividend yield	0.0%

The following table presents a summary of the Company's stock option activity:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013 (vested)	180	$4.59	2.9 years	$1.38
Granted	—	—	—	—
Outstanding at December 31, 2013	180	$4.59	1.9 years	$1.38
Granted (vested)	322	4.57	5.0 years	2.52
Exercised	(30)	4.23	—	1.05
Expired	(60)	4.23	—	1.05
Outstanding at June 30, 2014	412	$4.65	4.4 years	$2.34
Vested and expected to vest in the future at June 30, 2014	412
Exercisable at June 30, 2014	412	$4.65	4.4 years	$2.34
Available for grant at June 30, 2014	1,833

As of May 15, 2012, we awarded options to purchase 30.0 thousand shares of our stock each to our three new directors for a total of 90.0 thousand shares at a per share exercise price of $4.94, the fair value as of the grant date. We recorded expense related to these stock options of $48.0 thousand and $96.0 thousand in 2013 and 2012, respectively. These options vested as of May 2013 and expire in May 2017. As of January 16, 2014, we awarded options to purchase 30.0 thousand shares of our stock to our new independent director at a per share exercise price of $3.47, the fair value as of the grant date. We recorded expense related to these stock options of $59.4 thousand in the first quarter of 2014. These options vested immediately and expire in January 2019. As of May 16, 2014, we awarded options to purchase 292.0 thousand shares of our stock to our directors at a per share exercise price of $4.68, the fair value as of the grant date. We recorded expense related to these stock options of $659.0 thousand in the second quarter of 2014. These options vested immediately and expire in May 2019. On June 26, 2014, we received $126,900 from one of our directors as he exercised 30,000 share options. See Note 1 - "Summary of Significant Accounting Policies" of these Consolidated Financial Statements for additional information on the stock option plan.

As of December 1, 2013, subject to shareholder approval and vesting provisions, we granted options to purchase a total of 1.5 million shares of our Common Stock to Algar at per share exercise price of $5.00 pursuant to the Management Agreement. The closing price per share of the Company's Common Stock on the NASDAQ Capital Market on December 2, 2013 was $2.54 per share. Per ASC Topic 718: Compensation - Stock Compensation, these options are not deemed to be granted for accounting purposes until shareholder approval is obtained. Accordingly, no amounts have been recorded relating to these options.
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

Due to the continued decline in market-dependent variables, including prices of stainless steel materials, management determined we should discontinue production of stainless steel blends, a subset of the stainless steel market, in the fourth quarter of 2013. With this change in strategy, management determined the value of the intangible assets related to the stainless steel blend business was fully impaired. We recorded an impairment loss of approximately $3.5 million for the remaining value of these intangible assets in that quarter. These assets were previously included in Recycling. As of June 30, 2014, the Company has no intangible assets recorded on its balance sheet.

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

Note 11 - Financing and Related Matters

Securities Purchase Agreement
On June 13, 2014, Industrial Services of America, Inc. (the "Company") issued 857,143 shares of the Company's common stock pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") to Recycling Capital Partners, LLC (the "Investor"), an investment entity principally owned by Daniel M. Rifkin, former president of OmniSource Corporation and the founder and CEO of MetalX LLC, a scrap metal recycling company headquartered in Waterloo, Indiana, for an aggregate purchase price of $3,000,000.50. Pursuant to the Securities Purchase Agreement, the Company also issued to the Investor a five-year warrant to purchase 857,143 additional shares of the Company's common stock, exercisable 6 months after the date of the Securities Purchase Agreement for an exercise price of $5.00 per share and expiring June 13, 2019. The net proceeds were allocated between common stock and warrants based on the relative fair value of the common stock and the warrants. The fair value of the warrants was estimated using a pricing model similar to that used for stock options. The Securities Purchase Agreement provides the Investor with preemptive rights and a right of first refusal with respect to future securities offerings by the Company. The Company expects to use the proceeds from the Securities Purchase Agreement for general corporate purposes including debt reduction, growth initiatives, capital expenditures, and potential acquisitions. Costs of $104,500 related to the Securities Purchase Agreement have been netted against the proceeds in the statement of shareholder equity.

Registration Rights Agreement
On June 13, 2014, in connection with the Securities Purchase Agreement, the Company and the Investor entered into a Registration Rights Agreement (the "Registration Rights Agreement"), under which the Company has agreed to (a) prepare and file a registration statement no later than December 12, 2014 and (b) cause the registration statement to be declared effective by the Securities and Exchange Commission no later than February 1, 2015 for (i) resales of the common stock issued to the Investor under the Securities Purchase Agreement, and (ii) resales of any shares of common stock issuable upon exercise of the warrant.
The Registration Rights Agreement requires the Company to pay the Investor a loss of liquidity fee for certain periods after February 1, 2015 when the registration statement is not effective or its use is suspended. The Registration Rights Agreement contains customary representations, warranties and covenants, and customary provisions regarding rights of indemnification between the parties with respect to certain applicable securities law liabilities.

Director Designation Agreement
On June 13, 2014, in connection with the Securities Purchase Agreement, the Company and the Investor entered into a Director Designation Agreement (the "Director Designation Agreement") pursuant to which the Investor will have the right to designate, and require the Company's Board to appoint, up to two directors (each, a "Designated Director"). As of the date of this report, the Investor had the right to designate one director. A Designated Director will hold office until (i) his or her term expires and such Designated Director's successor designated by the Investor has been appointed or (ii) such Designated Director's earlier death, disability, disqualification, resignation or removal, and the Investor shall have the right to appoint any successor to such Designated Director. The Investor's designation rights terminate at such time that the Investor and its affiliates collectively hold less than 5% of the Company's outstanding common stock. Pursuant to the Director Designation Agreement, the Company and the Investor agreed that the designation and appointment of the Designated Director nominees will not violate applicable law and will not cause the Company to become delisted from any securities exchange or other trading market.

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
Liquidity and Capital Resources

Our cash requirements generally consist of working capital, capital expenditures and debt service. Our primary sources of liquidity are cash flows generated from operations, various borrowing arrangements, including our revolving credit facility, as well as deferred payments to related parties; as described below, in the second quarter of 2014, we also raised $3 million from the sale of equity securities. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash.

As of June 30, 2014, we held cash and cash equivalents of $0.7 million.

On June 13, 2014, the Company issued 857,143 shares of the Company's common stock pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") to Recycling Capital Partners, LLC (the "Investor"), an investment entity principally owned by Daniel M. Rifkin, former president of OmniSource Corporation and the founder and CEO of MetalX LLC, a scrap metal recycling company headquartered in Waterloo, Indiana, for an aggregate purchase price of $3,000,000.50. Pursuant to the Securities Purchase Agreement, the Company also issued to the Investor a five-year warrant to purchase 857,143 additional shares of the Company's common stock, exercisable 6 months after the date of the Securities Purchase Agreement for an exercise price of $5.00 per share. The Securities Purchase Agreement provides the Investor with preemptive rights and a right of first refusal with respect to future securities offerings by the Company. The Company expects to use the proceeds from the Securities Purchase Agreement for general corporate purposes including debt reduction, growth initiatives, capital expenditures, and potential acquisitions. For additional information regarding the Securities Purchase Agreement, see Note 11 - “Financing and Related Matters” of the Consolidated Financial Statements.

On June 13, 2014, the Company entered into a senior, secured credit facility (the "Credit Agreement") with Wells Fargo Bank,

National Association (the "Bank") pursuant to which the Bank granted the Company a revolving line of credit of up to $15.0 million (the "Revolving Loan"), up to $1.0 million of which is available to the Company as a sub-facility for letters of credit. The Company may borrow up to 85% of the value of its eligible accounts receivable and 65% of the value of eligible inventory under the Revolving Loan. An availability block in the amount of $1.3 million is currently in place. As we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.25:1, the availability block shall reduce to $1,000,000. As we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.50:1, the availability block shall reduce to zero.

The Credit Agreement also provided the Company with a secured equipment term loan of $2.8 million (the "Term Loan"). The Company used the proceeds from the Credit Agreement to repay in full its prior credit facility with Fifth Third Bank (the "Prior Credit Agreement"). The Company expects to use any remaining proceeds for working capital and other business purposes.
The interest rate on the Revolving Loan is equal to daily three month LIBOR plus three percent (3.00%). The interest rate on the Term Loan is equal to daily three month LIBOR plus three and 25/100 percent (3.25%). In the Event of a Default (as defined in the Credit Agreement) under either the Revolving Loan or the Term Loan, the interest rate will increase by two percent (2.0%). Each of the Revolving Loan and the Term Loan has a maturity date of June 13, 2019.
Interest under the Revolving Loan is payable monthly in arrears. Principal and interest under the Term Loan is payable in sixty (60) monthly installments, with the first payment commencing July 1, 2014, and the final unpaid principal amount, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on June 13, 2019.
The Credit Agreement contains customary covenants, including a minimum EBITDA covenant, a capital expenditure covenant, and a fixed charge coverage ratio covenant, measured monthly on a trailing twelve month basis at the end of each month, beginning with the month ending June 30, 2015 of not less than 1.25 to 1.00.
The Company and each of its wholly-owned subsidiaries, other than WESSCO, LLC ("WESSCO"), granted the Bank a first priority security interest in all of their assets pursuant to a Security Agreement, and each of the Company's subsidiaries guaranteed the Company's obligations under the Credit Agreement pursuant to a Continuing Guaranty; provided that WESSCO's guarantee is subordinated to its obligations under the KY Bank Notes, pursuant to a subordination agreement among WESSCO, the Bank and the Bank of Kentucky, Inc. The Company paid loan origination fees totaling $125.0 thousand in connection with the Credit Agreement. See Note 3 - "Long Term Debt and Notes Payable to Bank" to the Condensed Consolidated Financial Statements.
The Company paid loan origination fees totaling $125.0 thousand in connection with the Credit Agreement. During the quarter ending June 30, 2014, the Company made interest payments under the Prior Credit Agreement totaling $167.9 thousand.
As of June 30, 2014, we were in compliance with our bank financial covenants. As of June 30, 2014, we had $1.1 million available under our existing credit facilities.
We have long term debt, including current maturities thereof and bank overdrafts, comprised of the following:

	June 30, 2014	December 31, 2013
	(Unaudited)
	(in thousands)
Revolving lines of credit	$11,342	$13,063
Notes payable	5,437	4,829
	$16,779	$17,892

We expect that existing cash flow from operations and available credit under our existing credit facilities will be sufficient to meet our cash needs for the next year and beyond, assuming compliance with the covenants in our Credit Agreement and assuming compliance with the covenants in our KY Bank Notes. See Note 3 to the unaudited Condensed Consolidated Financial Statements.
See also "Financial condition at June 30, 2014 compared to December 31, 2013" section for additional discussion and details relating to cash flow from operating, investing, and financing activities. As of June 30, 2014, we do not have any material commitments for capital expenditures.

Results of Operations
The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues:

	Six months ended
	June 30,
	2014	2013
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	95.8%	97.2%
Selling, general and administrative expenses	5.8%	5.3%
Income (loss) before other expenses	(1.6)%	(2.5)%
Six months ended June 30, 2014 compared to six months ended June 30, 2013
Total revenue decreased $20.6 million or 27.5% to $54.3 million in the six month period ended June 30, 2014 as compared to $74.9 million in the same period in 2013. With respect to the Recycling segment, Recycling revenue decreased $20.7 million or 29.0% to $50.8 million in 2014 compared to $71.5 million in 2013. This is primarily due to a decrease of 28.3 million pounds, or 88.4%, in the volume of stainless steel materials shipments. Substantially all of our stainless steel sales were to one customer. We did not have any long-term contracts with this customer or any other customer. We negotiate sale and purchase orders on a daily and monthly basis in the ordinary course of business. In the fourth quarter of 2013, management determined to discontinue the production of stainless steel blends, a subset of the stainless steel market. The shipments in the first quarter of 2014 related to the final sale of the remaining blend materials inventory.
While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the six month period ended June 30, 2014, sales to repeat Recycling scrap buyers decreased by approximately $19.7 million, or 27.5%, compared to the same period in 2013. In the six month period ended June 30, 2014, 25.0% of the sales to all Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. In the same period in 2013, 3.6% of sales to Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. In the six month period ended June 30, 2013, the amount sold to non-recurring Recycling scrap buyers who did not purchase goods from the Company in 2014 was equal to 60.2% of the total sales to Recycling scrap buyers during the six month period ended June 30, 2014. In the six month period ended June 30, 2012, the amount sold to non-recurring Recycling scrap buyers who did not purchase goods from the Company in 2013 was equal to 13.8% of the total sales to Recycling scrap buyers during the six month period ended June 30, 2013.

Total revenue in the six month period ended June 30, 2014, was adversely affected by a decrease in overall average price for all commodities shipped of $240.44 per gross ton, or 31.98%, as compared to the same period in 2013. This decrease was partially offset by an increase in the volume of nonferrous materials shipments of 2,156.1 thousand pounds, or 31.8%, and an increase in the volume of ferrous materials shipments of 9.9 thousand gross tons, or 35.3%, during the six month period ended June 30, 2014, compared to the same period in 2013.
With respect to the Waste Services segment, Waste Services' revenue increased $0.1 million or 4.5% to $3.5 million in the six month period ended June 30, 2014 as compared to $3.4 million in 2013. During 2013, many customers grew and their business per location increased, which required higher volumes of service and increased management revenue by approximately $0.1 million in the six month period ended June 30, 2014 as compared to the same period in 2013. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services' revenue between periods.

Total cost of sales decreased $20.7 million or 28.5% to $52.0 million in the six month period ended June 30, 2014 as compared to $72.8 million for the same period in 2013. With respect to the Recycling segment, Recycling cost of sales decreased $20.8 million or 29.6% to $49.5 million in the six month period ended June 30, 2014 as compared to $70.3 million for the same period in 2013. This decrease is primarily due to the decrease in the volume of stainless steel materials shipments along with the discontinuation of stainless steel purchases and a decrease in overall average price for all commodities purchased of $212.38 per gross ton, or 30.7%.

Other notable decreases in the Recycling segment's cost of sales include the following:

•	A decrease in labor, overtime and bonus expenses of $796.9 thousand;

•	A decrease in repair and maintenance expenses of $224.9 thousand; and

•	A decrease in hauling, fuel and lubricant expenses of $202.7 thousand.
With respect to the Waste Services segment, Waste Services' cost of sales was constant at $2.5 million in the six month period ended June 30, 2014 as compared to $2.5 million in the same period in 2013.
Selling, general and administrative expenses ("SG&A") decreased $0.8 million or 20.3% to $3.1 million in the six month period ended June 30, 2014 compared to $3.9 million in the same period in 2013. As a percentage of revenue, SG&A was 5.8% in the first six months of 2014 as compared to 5.3% in the same period in 2013.
SG&A expenses had the following:

•	A decrease in depreciation and amortization expense of $0.6 million;

•	A decrease in lease and rent buildings, legal and travel expenses of $0.4;

•	A decrease in labor, overtime and bonus expense of $0.1 million; and

•	A decrease in management fees of $0.2 million; offset by

•	An increase in stock option expense and director fees of $0.5 million
The amortization of $0.4 million in the six month period ended June 30, 2013 related to intangible assets for which an impairment loss of approximately $3.5 million was recorded for their remaining value in the fourth quarter of 2013.
Overall, the average number of active employees per week decreased in the six month period ended June 30, 2014 to 110 employees as compared to 144 employees in the same period in 2013, thus decreasing labor expenses in both cost of sales and SG&A in 2014 as compared to 2013.
Other expense increased $0.1 million to $0.4 million in the six month period ended June 30, 2014 as compared to $0.3 million in the same period in 2013. The increase was primarily due to other income of $0.6 million related to proceeds from a legal settlement in 2013, partially offset by a decrease in interest expense in the first six months of 2014 of $0.5 million.
The income tax benefit decreased $845.9 thousand to an income tax provision of $46.5 thousand in the six month period ended June 30, 2014 compared to a benefit of $799.4 thousand in the same period in 2013. The effective tax rates in 2014 and 2013 were (3.7)% and 37.2%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded a full valuation allowance, which is continuing through June 30, 2014. We also have several state and franchise taxes payable based on gross receipts, thus causing a negative effective tax rate in 2014. The higher effective tax rate in 2013 was due to immaterial items.
Three months ended June 30, 2014 compared to three months ended June 30, 2013
Total revenue decreased $11.5 million or 28.6% to $28.6 million in the second quarter of 2014 compared to $40.1 million in the same period in 2013. With respect to the Recycling segment, Recycling revenue decreased $11.5 million or 30.0% to $26.8 million in 2014 compared to $38.2 million in 2013. This decrease was primarily due to a decrease in the volume of stainless steel materials shipments of 18.4 million pounds, or 100%, and a decrease in the overall average price for all commodities shipped of $326.93 per gross ton, or 47.8%, in the second quarter of 2014 as compared to the same period in 2013. These factors were partially offset by an increase in the volume of ferrous materials shipped of 7.0 thousand gross tons, or 22.8%. Substantially all of our stainless steel sales were to one customer. We did not have any long-term contracts with this customer nor do we with any other customer. We negotiate sale and purchase orders on a daily and monthly basis in the ordinary course of business. In the fourth quarter of 2013, management determined to discontinue the production of stainless steel blends, a subset of the stainless steel market. The shipments in the first quarter of 2014 related to the final sale of the remaining blend materials inventory.

While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the three month period ended June 30, 2014, sales to repeat Recycling scrap buyers decreased by approximately $11.5 million, or 30.3%, compared to the same period in 2013. In the three month period ended June 30, 2014, 26.3% of the sales to all Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. In the same period in 2013, 6.7% of sales to Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. In the three month period ended June 30, 2013, the amount sold to non-recurring Recycling scrap buyers who did not purchase goods from the Company in 2014 was equal to 65.4% of the total sales to Recycling scrap buyers during the three month period ended June 30, 2014. In the three month period ended June 30, 2012, the amount sold to non-recurring Recycling scrap buyers who did not purchase goods from the Company in 2013 was equal to 13.5% of the total sales to Recycling scrap buyers during the three month period ended June 30, 2013.
With respect to the Waste Services segment, Waste Services' revenue stayed constant at $1.9 million in the second quarter of 2014 compared to $1.9 million in the same period in 2013 primarily due to a consistency in customers' Waste Services spending.
Total cost of sales decreased $12.3 million or 31.2% to $27.1 million in the second quarter of 2014 compared to $39.4 million for the same period in 2013. Recycling cost of sales decreased $12.2 million or 32.2% to $25.8 million in 2014 compared to $38.0 million for the same period in 2013. This decrease was primarily due to the decrease in the volume of stainless steel materials shipments. Overall average price per gross ton for all commodities purchased in the second quarter of 2014 also decreased $170.23, or 26.8%, as compared to the same period in 2013.

Additional decreases in the Recycling segment's cost of sales were as follows:

•	A decrease in labor, overtime and bonus expenses of $448.8 thousand; and

•	A decrease in repair and maintenance, fuel and lubricant expenses of $109.0 thousand.

Waste Services' cost of sales decreased $0.1 million or 5.6% to $1.4 million in the second quarter of 2014 compared to $1.5 million in same period in 2013. The decrease was primarily due to the decrease in volume of locations serviced.
SG&A expenses decreased $0.2 million to $1.9 million in the second quarter of 2014 compared to $2.1 million in the same period in 2013. As a percentage of revenue, SG&A expenses were 6.7% in 2014 compared to 5.2% in 2013.
SG&A expenses had the following:

•	A decrease in depreciation and amortization expense of $0.3 million;

•	A decrease in lease and rent buildings, legal and travel expenses of $0.2; and

•	A decrease in management fees of $0.2 million; offset by

•	An increase in stock option expense and director fees of $0.5 million
Other expense decreased $364.8 thousand to $204.4 thousand in the second quarter of 2014 compared to $569.2 thousand in the same period in 2013, which was primarily due to an decrease in interest expense.
The income tax provision increased $0.7 million to a provision of $18.2 thousand in the second quarter of 2014 compared to a $0.7 million income tax benefit in the same period in 2013 primarily due to a loss reported in the second quarter of 2013 as compared to the same period in 2014. The effective tax rates in 2014 and 2013 were 2.9% and 36.1%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded a full valuation allowance, which is continuing through June 30, 2014. We also have several state and franchise taxes payable based on gross receipts.

Financial condition at June 30, 2014 compared to December 31, 2013
Cash and cash equivalents decreased $0.8 million to $0.7 million as of June 30, 2014 compared to $1.6 million as of December 31, 2013.
Net cash used in operating activities was $(1.8) million for the six month period ended June 30, 2014. The decrease in net cash from operating activities was primarily due to an increase in inventories of $3.3 million partially offset by depreciation and amortization of $1.6 million. The increase in inventories was primarily due to increased net purchasing volumes of ferrous and nonferrous materials of 12,725 gross tons for the six months ended June 30, 2014, offset by shipments of the remaining inventory of stainless materials. In connection to the discontinuation of stainless steel blends, in the first quarter of 2014, we shipped the remaining inventory related to those blends and did not replace it.
Net cash used in investing activities was $118.6 thousand for the six month period ended June 30, 2014. In the first six months of 2014, we purchased recycling and rental fleet equipment and vehicles of $192.1 thousand. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers, pre-crushers, and containers. It is our intention to continue to pursue this market. We received $123.3 thousand from insurance proceeds relating to operating equipment and the sale of rental equipment.
Net cash from financing activities was $1.1 million for the six month period ended June 30, 2014. In the six month period ended June 30, 2014, we received proceeds of $3.0 million from the sale of common stock, proceeds from the re-financing of long-term debt of $12.2 million and we made payments on debt obligations of $13.3 million.
Accounts receivable trade decreased $1.4 million or 12.4% to $10.1 million as of June 30, 2014 compared to $11.5 million as of December 31, 2013 due to receipt of customer payments in the first six months of 2014 as compared to the fourth quarter of 2013. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory increased $3.3 million, or 37.3%, to $12.1 million as of June 30, 2014 compared to $8.8 million as of December 31, 2013. This increase is primarily due to purchases over shipments of ferrous and nonferrous material in the first six months of 2014 of 11.6 thousand gross tons, or 208.1% offset by shipments over purchases of stainless material in the first six months of 2014 of 1.7 thousand gross tons or 100%.
Inventory aging for the period ended June 30, 2014 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$8,065	$913	$372	$1,185	$10,535
Replacement parts	1,440	—	—	—	1,440
Waste equipment machinery	—	—	5	47	52
Other	43	—	—	—	43
Total	$9,548	$913	$377	$1,232	$12,070
Inventory aging for the period ended December 31, 2013 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$3,703	$757	$861	$1,832	$7,153
Replacement parts	1,550	—	—	—	1,550
Waste equipment machinery	—	—	—	49	49
Other	30	—	—	—	30
Total	$5,283	$757	$861	$1,881	$8,782

Inventory in the “Over 90 days” category as of June 30, 2014 includes $0.7 million in an item we intend to process and sell, $0.4 million in a low value item that can only be used in limited quantities and $0.1 million in older automobile inventory held at the ISA Pick.Pull.Save ("PPS") automobile yard for continued harvesting of parts by retail customers. After management determined to discontinue stainless steel blends, a subset of the stainless steel market, in the fourth quarter of 2013 and recorded an adjustment of $2.2 million to lower our stainless steel inventory to market value as of December 31, 2013, we sold the remaining stainless steel inventory in this category of approximately $1.2 million in the first quarter of 2014. The inventory balance as of December 31, 2013 also included $0.4 million in older automobile inventory held at the PPS automobile yard and $0.3 million in an item we intend to process and sell.
Accounts payable trade decreased $1.2 million or 19.0% to $5.4 million as of June 30, 2014 compared to $6.6 million as of December 31, 2013. The accounts payable balance decreased due to discontinued purchases of stainless steel materials and payments of $0.9 million on outstanding payables relating to the production of stainless steel blends. Accounts payable trade is also affected by the timing of purchases from and payments made to our vendors.
Working capital increased $3.2 million to $15.4 million as of June 30, 2014 compared to $12.2 million as of December 31, 2013. The increase was primarily from the proceeds of $3.0 million from the sale of common stock.
Contractual Obligations
The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2014.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$16,779	$1,121	$2,636	$13,022	$—
Operating lease obligations (1)	2,543	825	1,395	323	—
Deposit from related party	500	500	—	—	—
Total	$19,822	$2,446	$4,031	$13,345	$—

(1)
We lease the Louisville, Kentucky facility from K&R, LLC ("K&R") under an operating lease expiring December 2017. K&R is wholly-owned by Kletter Holding LLC, which is wholly-owned by a trust for which Orson Oliver, our interim CEO and Chairman of the Board, is trustee. We have monthly rental payments of $53.8 thousand through December 2017. In the event of a change of control of the Company, the monthly payments become $62.5 thousand.

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
Long-term debt, including the current portions thereof, decreased $1.1 million to $16.8 million as of June 30, 2014 compared to $17.9 million as of December 31, 2013 due to payments made on debt during the six month period ended June 30, 2014.
Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not yet assessed the impact of the adoption of ASU 2014-09 on our Condensed Consolidated Financial Statements.

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
In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.8 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At June 30, 2014, we recorded the estimated fair value of the liability related to this swap at approximately $24.0 thousand.
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
ITEM 4: CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.
(b) Changes to internal control over financial reporting
There were no changes in ISA’s internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company has issued to its non-employee directors options to purchase shares of common stock under the Company’s 2009 Long Term Incentive Plan. On June 26, 2014, one of the directors exercised options for 30,000 shares at an exercise price per share of $4.23, for an aggregate cash purchase price of $126,900. The Company issued the shares in a private transaction in accordance with Section 4(a)(2) of the Securities Act of 1933, as amended. The director acquired the shares of common stock for his own account. The Company has restricted the transfer of the shares.

Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.
We held our 2013 Annual Meeting of Shareholders (the “2013 Annual Meeting”) on July 16, 2013. We anticipate holding our 2014 Annual Meeting of Shareholders (the “2014 Annual Meeting”) on Wednesday, October 15, 2014 at 10:00 a.m. (EDT). As the 2014 Annual Meeting date represents a change of more than 30 days from the anniversary date of the 2013 Annual Meeting, pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have set a new deadline for the receipt of any shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in our proxy materials for the 2014 Annual Meeting. In order to be considered timely, such shareholder proposals must be received by us no later than August 22, 2014. This deadline will also apply in determining whether notice is timely for purposes of exercising discretionary voting authority with respect to proxies for purposes of Rule 14a-4(c) under the Exchange Act. All shareholder proposals submitted pursuant to Rule 14a-8 under the Exchange Act, and all notices of other shareholder proposals and director nominations, must be delivered to Michael P. Shannonhouse, Recording Secretary, at Industrial Services of America, Inc., 7100 Grade Lane, Louisville, Kentucky 40213. We reserve the right to reject, rule out of order or take other appropriate action with respect to any proposal or director nomination that does not comply with these and other applicable requirements.

Item 6. Exhibits.
See exhibit index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	August 14, 2014	By /s/ Orson Oliver
Orson Oliver
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2014	By /s/ Alan Schroering
Alan Schroering
Vice-President of Finance and Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
3.1**	Amended and Restated Articles of Incorporation are incorporated by reference herein to Exhibit 3.1 of the Company's Report on Form 10-K for the year ended December 31, 2013, as filed March 31, 2014.
4.1**
Securities Purchase Agreement dated as of June 13, 2014 between the Company and Recycling Capital Partners, LLC. (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K as filed on June 19, 2014)

4.2**
Registration Rights Agreement dated as of June 13, 2014 between the Company and Recycling Capital Partners, LLC. (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K as filed on June 19, 2014)

4.3**
Common Stock Purchase Warrant dated as of June 13, 2014 by the Company to Recycling Capital Partners, LLC. (incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K as filed on June 19, 2014)

10.1**
Director Designation Agreement dated as of June 13, 2014 between the Company and Recycling Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K as filed on June 19, 2014)

10.2**
Credit Agreement dated as of June 13, 2014 between the Company and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K as filed on June 19, 2014)

10.3**	Revolving Promissory Note dated as of June 13, 2014. (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K as filed on June 19, 2014)
10.4**	Term Promissory Note dated as of June 13, 2014. (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K as filed on June 19, 2014)
10.5**
Security Agreement dated as of June 13, 2014 between the Company, its subsidiaries and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K as filed on June 19, 2014)

10.6**
Continuing Guaranty dated as of June 13, 2014 issued by the Company’s subsidiaries to Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K as filed on June 19, 2014)

31.1	Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended June 30, 2014.
31.2	Rule 13a-14(a) Certification of Alan Schroering for the Form 10-Q for the quarter ended June 30, 2014.
32.1	Section 1350 Certification of Orson Oliver and Alan Schroering for the Form 10-Q for the quarter ended June 30, 2014.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
** Previously filed.