Form 10-K
period 2014-12-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2015-04-15
CIK 4187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price per share of $4.96 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $25,220,469. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.
Number of shares of Common Stock, $0.0033 par value, outstanding as of the close of business on April 15, 2015: 7,956,410.

____________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

PART I

Item 1.	Business.
General
Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms) is a Louisville, Kentucky-based recycler of stainless steel, ferrous, and non-ferrous scrap and provider of waste services. The recycling segment collects, purchases, processes and sells stainless steel, ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our shredding, sorting, cutting, and baling operations. Within the recycling segment, our alloys division specialized in the purchasing, processing and sale of stainless steel, nickel-based and high-temperature alloys. As of the fourth quarter of 2013, we discontinued this specialization. Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum and brass. Our used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.
The waste services segment provides waste management services including contract negotiations with service providers, centralized billing, invoice auditing and centralized dispatching. Waste services also rents, leases, sells, and services waste handling and recycling equipment, such as trash compactors and balers to end-user customers.
Although our core business is focused on the recycling industry, our goal is to grow the waste services segment and the auto parts unit, while sustaining steady growth at an acceptable profit, adding to our net worth, and providing positive returns for our stockholders. We intend to increase efficiencies and productivity in our core business while remaining alert for possible acquisitions, strategic partnerships, mergers, and joint-ventures that would enhance our profitability. We remain particularly interested in acquisitions in the auto parts industry.
Additional financial information about our segments can be found in Part II, Item 8, "Notes to Consolidated Financial Statements" and related notes included elsewhere in this Form 10-K.
Available Information
We make available, free of charge, through our website www.isa-inc.com, our annual reports on Form 10-K and quarterly reports on Form 10-Q and amendments to those reports as soon as reasonably practicable after we have electronically filed with the Securities and Exchange Commission. We also make available on our website our Board of Directors, committee charters, our Business Ethics Policy and Code of Conduct and our Code of Ethics for the CEO, CFO and senior financial officers. Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. Information contained on our website www.isa-inc.com is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this report.
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
On July 2, 2012, we opened the ISA Pick.Pull.Save used automobile yard, which is considered a product line within the recycling segment. We purchase automobiles for the yard through auctions, automobile purchase programs with various suppliers, and general scrap purchases. Retail customers locate and remove used parts for purchase from automobiles within the yard. Fuel, Freon, tires and certain core automobile parts are also sold to various resellers for additional revenue. All automobiles are shredded and sold as scrap metal after a specified time period in the yard. In the future, we plan to dedicate more effort in growing the auto part operation as a separate business unit.

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

•
Shredding – We shred large pieces of ferrous scrap material, such as automobiles and major appliances, in our shredder by hammer mill action into pieces of a workable size that pass through magnetic separators to separate metal from synthetic foam, fabric, rubber, stone, dirt, etc. The metal we recover from the shredding process we sell directly to customers or reuse in some other metal blend. The residue by-product is usually referred to as “automobile shredder residue” (ASR) or “shredder fluff”. We dispose of the non-metal components, which can reduce the volume of the scrap as much as 25.0%, in a landfill. We began using the shredder system July 1, 2009.

•
Baling - We process light-gauge ferrous materials such as clips, sheet iron and by-products from industrial and commercial processes, such as stampings, clippings and excess trimmings, by baling these materials into large, uniform blocks. We use cranes and conveyors to feed the material into a hydraulic press, which compresses the material into uniform blocks.

Ferrous Scrap Sales - We sell processed ferrous scrap material to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for other large users. Most customers purchase processed ferrous scrap material through negotiated spot sales contracts, which establish the quantity purchased for the month and the pricing. The price we charge for ferrous scrap materials depends upon market supply and demand, as well as quality and grade of the scrap material. We deliver scrap ourselves or using third party carriers via truck, rail car, and/or barge. Some customers choose to send their own delivery trucks. These trucks are weighed and loaded at one of our sites based on the sales order.
Auto Parts Operations - We operate a single self-service retail parts location. We generate revenue from the sale of parts, core and scrap. Our location consists of an indoor retail facility combined with a fenced outdoor storage area for autos. We operate our self-service auto parts business under the name of ISA Pick.Pull.Save.
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

Non-Ferrous Scrap Sales - We sell processed non-ferrous scrap material to end-users such as foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, steel mini-mills, integrated steel makers, steel foundries and refineries, and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap materials change based upon the daily publication of spot and futures prices on COMEX or the London Metals Exchange. We deliver scrap ourselves or using third party carriers via truck, rail car, and/or barge. Some customers choose to send their own delivery trucks. These trucks are weighed and loaded at one of our sites based on the sales order.
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
In 2010, we purchased certain intangibles, including the customer list and trade name, from Venture Metals, LLC, a company in the stainless steel and high-temperature alloys recycling business from which we had purchased certain inventories and fixed assets in a previous year, and entered into a non-compete agreement to protect our market position. In the fourth quarter of 2013, we discontinued blending stainless steel, which is a subset of the stainless steel market.
On July 2, 2012, we opened the ISA Pick.Pull.Save used automobile yard, which is considered a product line within the recycling segment.
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
Competition
The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. In late 2014 and early 2015, the metal commodity market saw increased volatility. Market prices traded down significantly lower, particularly in early 2015. Given the strengthening dollar, exports were reduced and steel mills were able to buy large quantities of low-cost scrap. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. We compete for the purchase and sale of scrap metal with large, well-financed recyclers of scrap metal as well as smaller metal facilities and brokers/dealers. Although we expanded our facilities and increased our processing efficiencies in prior years, certain of our competitors have greater financial, marketing and physical resources. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.
On a commercial/industrial waste management level, we have competition from a variety of sources. Much of it is from companies that concentrate their efforts on a regional level and two of the major national waste haulers. We have positioned ourselves to work with the national and independent haulers and recyclers to efficiently service our customers on a nationwide basis.
Along with positioning ourselves to efficiently service our customers, our management services division is able to offer our clients competitive pricing, superior customer service and industry expertise. We strive to be known for our exemplary service to our clients and timely payments to our vendors. We are able to offer management programs and tailor-made reports for our clients’ specific needs.

There is also competition from some equipment manufacturers and the major waste haulers for management services as well as waste/recycling equipment purchases and rental programs. Prospective customers look for cost justification when procuring management programs and waste or recycling equipment.
Dependence on Major Customer
Sales to North American Stainless ("NAS"), our largest customer, represented approximately 13.3% and 37.5% of our net sales for the years ended December 31, 2014 and 2013, respectively. We require working capital between the time we acquire scrap metal for processing and the time we receive payment for these goods. As a result of the capital requirements inherent in stainless steel blending and our reliance on NAS to purchase substantially all of our blends, we made a decision in the fourth quarter of 2013 to reduce our activity in this line of business.  We believe that focusing on our core ferrous and non-ferrous scrap recycling activities will reduce the risk profile of our business as well as our capital needs.
Employees
As of March 19, 2015, we had ninety-six (96) full-time employees as follows: recycling 48, management services 4, sales/leasing 2, drivers 10, maintenance 9, and administration/information technology 23. None of our employees are members of a union.
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
Risks Related to Our Operations
Our business has a major involvement in ferrous and non-ferrous metals. This market is extremely competitive and prices are volatile. Changes in prices, demand, including foreign demand, regulation, economic slowdowns or increased competition could result in a reduction of our revenue and consequent decrease in our common stock price.
The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. Metal prices were volatile throughout 2014 with increased volatility in early 2015. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. Volatility in the metals markets can adversely affect our revenues. Lower prices adversely affect revenues. Additionally, volatility can lower volumes of metal that our suppliers are willing to sell to us. Many companies offer or are engaged in the development of products or the provisions of services that may be or are competitive with our current products or services. Although we expanded our facilities and increased our processing efficiencies in previous years, certain of our competitors have greater financial, technical, manufacturing, marketing, distribution, and other resources and assets than we possess. In addition, the industry is constantly changing as a result of consolidation, which may create additional competitive pressures in our business environment. There can be no assurance that we will be able to maintain our current market share or obtain our desired market share based on the competitive nature of this industry.
Volatility in market prices of our scrap metal recycling inventory may cause us to re-assess the carrying value of our inventory and adversely affect our balance sheet.
We make certain assumptions regarding future demand and net realizable value in order to assess that we record our ferrous and non-ferrous inventory properly at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline due to the cyclicality of the business or otherwise, we would re-assess the recorded net realizable value of such inventory which could result in downward adjustments to reduce the value of such inventory (and increase cost of sales) to the lower of cost or market.
We are in default under our credit facility, and the lender could, among other actions, terminate the facility and demand immediate repayment of any outstanding debt.

Events of default have occurred under the credit facility which permits the lender to increase the interest on the outstanding principal by 2%, to cause an acceleration of the maturity of borrowings, to restrict advances, and to terminate the credit facility. On March 17, 2015, we received a letter from the lender reserving its rights and asserting the existence of events of default under the credit facility relating to the failure to achieve the minimum EBITDA for the period ended December 31, 2014, failure to achieve the minimum EBITDA for the period ended January 31, 2015, and failure to deliver the required financial statements and compliance certificate required under the credit facility. As of March 19, 2015, the lender has decreased the borrowing base block, thereby increasing the availability of capital under our revolving line of credit by $350,000. We are charged $5,000 per week for each week in which we utilize this additional $350,000.

Our credit facility provides that as a result of the events of default identified in the written notice of the lender, as well as the other events of defaults referenced above, our lenders could elect to declare all amounts outstanding under the credit facility, together with accrued interest, to be immediately due and payable. While the lender’s notice did not terminate the credit facility or demand immediate repayment of any outstanding debt and the payment of accrued interest thereunder, it does reserve the rights of the lender to do any of the foregoing or seek any other available remedies. There can be no assurance that these actions will not occur at any time as a result of the events of default referenced in the notice or the occurrence of other events of default.

We are in discussions with the lenders concerning the aforementioned events of default and negotiation of a resolution, which may include a restructuring of the credit facility, a refinancing of our long-term debt or a forbearance agreement to address the consequences of the defaults and to waive any events of default. There can be no assurance that any of the foregoing resolutions will be obtained.

Our auditors have reported that there are substantial doubts as to our ability to continue as a going concern.

Mountjoy Chilton Medley LLP, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern, given our recurring losses from operations and debt default conditions as described above. The accompanying consolidated financial statements for the year ended December 31, 2014 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. Although our consolidated financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business.

We are currently in discussions with the lender under our credit facility regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness. Our failure to cure the defaults could result in an acceleration of the debt by the lender, which would have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent. Since a substantial portion of our operating assets are subject to liquidation by the creditors, a liquidation could result in limited or no assets being left for the stockholders after the creditors receive their required payment.

Even if we are able to refinance or extend our indebtedness, the substantial indebtedness we have incurred could limit our operational flexibility or otherwise adversely affect our financial condition.

Even if we are able to refinance or extend our indebtedness, our indebtedness could still have important consequences to us. It is possible that refinanced or extended debt will contain terms, such as more restrictive operational and financial covenants and higher fees and interest rates that are less attractive than the terms contained in the debt being refinanced or extended. Our substantial indebtedness may increase our vulnerability to downturns in our business and the general economy. In addition, we may be required to dedicate a substantial and increasing portion of our cash flow from operations to debt service payments. This could reduce the availability of our cash flow to fund working capital, capital expenditures and other needs, and limit our ability to react to changes in our industry and capitalize on business opportunities. This may also place us at a competitive disadvantage to our competitors that may have greater financial strength than we do.

In addition, we may not be able to fund our future capital needs, including necessary working capital, funds for capital expenditures or acquisition financing from operating cash flow. Consequently, we may have to rely on third-party sources to fund our capital needs. We may be unable to obtain third-party financing on favorable terms or at all, which could materially and adversely affect our operating results, cash flow and liquidity. Any additional debt would increase our leverage, which would reduce our operational flexibility and increase our risk exposure.

The restrictive financial and other covenants to which we have agreed in connection with the incurrence of such debt, and our increased indebtedness and higher debt-to-equity ratio in comparison to that on a recent historical basis may have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions, thereby placing us at a competitive disadvantage compared to competitors that have less indebtedness.

We have limited liquidity and may need to arrange for additional liquidity on terms that are unfavorable to our stockholders, if we are able to obtain additional liquidity at all.

Our liquidity remains constrained such that it may not be sufficient to meet our cash operating needs. Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and the liquidity available under the credit facility. Additional declines in net cash provided by operations or further decreases in the availability under the credit facility could rapidly exhaust our liquidity. Our inability to increase our liquidity would adversely impact our future performance, operations and results of operations. Our liquidity problems have worsened as a result of the events of default under our credit facility. There is no assurance that we will be able to enter into a settlement or forbearance agreement under our credit facility. There can be no assurance that a settlement or forbearance agreement will be entered into or that an amendment or waiver will be obtained.

Our ability to obtain additional liquidity will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on commercially reasonable terms, or at all.

Due to reduced commodity prices and lower operating cash flows, coupled with substantial interest payments, we may be unable to maintain adequate liquidity and our ability to make interest payments in respect of our indebtedness could be adversely affected.
Recent declines in commodity prices have caused a reduction in our available liquidity and we may not have the ability to generate sufficient cash flows from operations and, therefore, sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs. We are currently evaluating strategic alternatives to address our liquidity issues and high debt levels. We cannot assure you that any of these efforts will be successful or will result in cost reductions or additional cash flows or the timing of any such cost reductions or additional cash flows. In order to increase our liquidity to levels sufficient to meet our commitments, we are currently pursuing or considering a number of actions including (i) dispositions of non-core assets, (ii) actively managing our debt capital structure, (iii) in- and out-of-court restructuring, (iv) minimizing our capital expenditures, (v) obtaining waivers or amendments from our lenders, (vi) effectively managing our working capital and (vii) improving our cash flows from operations. There can be no assurance that sufficient liquidity can be raised from one or more of these transactions or that these transactions can be consummated within the period needed to meet certain obligations. We cannot assure you that any refinancing or debt or equity restructuring would be possible or that additional equity or debt financing could be obtained on acceptable terms, if at all. Furthermore, we cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations.
An increase in the price of fuel may adversely affect our business.
Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our shredder, fleet of cranes and heavy equipment. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors. When we have experienced increases in the cost of fuel and other petroleum-based products in the past, we were able to pass a portion of these increases on to our customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. In 2013, the nationwide average price for one gallon of regular gasoline decreased by twelve cents as compared to the nationwide average price for one gallon of regular gasoline in 2012. This same average decreased by another fifteen cents from 2013 to 2014. A significant increase in fuel costs could adversely affect our business, which adverse impact would be magnified if combined with a decrease in revenue caused by a decrease in commodity prices.
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
We have prepared our financial statements in accordance with U.S. generally accepted accounting principles and necessarily include amounts based on estimates and assumptions we made. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets, valuation allowances for accounts receivable, inventory, lower of cost or market, stock option values, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation and deferred taxes.
We depend on our senior management team and the loss of any member could prevent us from implementing our business strategy.
Our success is dependent on the management and leadership skills of our senior management team. The loss of any members of our management team or the failure to attract and retain additional qualified personnel could prevent us from implementing our business strategy and continuing to grow our business at a rate necessary to achieve and maintain future profitability.
The concentration of our customers could have a material adverse effect on our results of operations and financial condition.
Sales to North American Stainless, our largest customer, represented approximately 13.3% and 37.5% of our net sales for the years ended December 31, 2014 and 2013, respectively. We require working capital between the time we acquire scrap metal for processing and the time we receive payment for these goods. The loss of this or other significant customers or our inability to collect accounts receivable would negatively impact our revenues and profitability and could materially and adversely affect our results of operations and financial condition.
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
We are vulnerable to higher interest rates because interest expense on certain of our borrowings is based on margins over a variable base rate. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Upon a breach of covenants in our lending facilities, our lenders could exercise their remedies related to any material breaches, including acceleration of our payments and taking action with respect to their loan security. For the year ended December 31, 2014, we were not in compliance with debt covenants under our primary credit facility with Wells Fargo Bank. From time to time, we have relied upon and will rely on borrowings under various credit facilities and from other lenders to operate our business. However, the recent financial crisis has adversely affected many financial institutions and, as a result, such financial institutions have ceased or reduced the amount of lending they have made available to their customers. As a result, we may not have the ability to borrow from other lenders to operate our business. We are in discussions with the lenders concerning the aforementioned events of default and negotiation of a resolution, which may include a restructuring of the credit facility, a refinancing of our long-term debt or a forbearance agreement to address the consequences of the defaults and to waive any events of default. There can be no assurance that any of the foregoing resolutions will be obtained.
Seasonal changes may adversely affect our business and operations.
Our operations may be adversely affected by periods of inclement weather, which could decrease the collection and shipment volume of recycling materials.

Risks Related to Our Common Stock
Future sales of our common stock could depress our market price and diminish the value of your investment.
Future sales of shares of our common stock could adversely affect the prevailing market price of our common stock. If our existing shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our common stock could significantly decline. Moreover, the perception in the public market that our existing shareholders and in particular Kletter affiliates might sell shares of common stock could depress the market for our common stock.
The market price for our common stock may be volatile.
In recent periods, there has been volatility in the market price for our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

•	Our quarterly operating results or the operating results of our companies in the waste management or stainless steel, ferrous, non-ferrous and fiber recycling industry;

•	Changes in general conditions in the economy, the financial markets or the stainless steel, ferrous, non-ferrous and fiber recycling industry;

•	Loss of significant customers; and

•	Increases in materials and other costs.
In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

Item 2.	Properties.
    The following table outlines our principal properties as of March 31, 2015:

Property Address	Lease or own	Segment	Acreage
6709 Grade Lane, Louisville, KY	Own	Recycling & Other	4.491
7023-7103 Grade Lane, Louisville, KY	Own	Recycling	2.530
7020/7100 Grade Lane, Louisville, KY	Lease (K&R) (1)	Recycling, Waste Services, and Other	14.23
7110 Grade Lane, Louisville, KY	Own	Recycling	10.723
7124 Grade Lane, Louisville, KY	Own	Recycling	5.120
7017 Grade Lane, Louisville, KY	Own	Other	1.501
7200-7210 Grade Lane, Louisville, KY	Own	Recycling	15.52
3409 Camp Ground Road, Louisville, KY	Own	Recycling	5.670
960 S, County Rd 900 W, North Vernon, IN	Lease	Recycling	14.00
1617 State Road 111, New Albany, IN	Own	Recycling	1.300

(1)
On February 16, 1998 our Board of Directors ratified and formalized an existing relationship in connection with our leasing of facilities from K&R, LLC ("K&R"), which is wholly-owned by Kletter Holding, LLC, the sole member of which was Harry Kletter. As of December 31, 2013, Mr. Kletter was our principal shareholder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, our Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed an advisory position in connection with K&R transactions with the Company. See also Note 2 - "Management Services Agreement with Algar, Inc.", Note 5 - "Lease Commitments" and Note 11 "Related Party Transactions" for additional information regarding Mr. Oliver's role as the executor of Mr. Kletter's estate and as President of Kletter Holdings, LLC and an Irrevocable Proxy he received from Mr. Kletter, K&R and the Harry Kletter Family Limited Partnership. Following Mr. Kletter's death, Mr. Oliver became general partner of the Harry Kletter Family Limited Partnership. As of December 31, 2014, Mr. Kletter's estate remains our primary shareholder. The rent beginning

January 1, 2008 became $582.0 thousand per annum, payable at the beginning of each month in an amount equal to $48.5 thousand. This fixed minimum rent adjusts each five years in accordance with the consumer price index ("CPI"). Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI as stated in the lease agreement. The fixed minimum rent would increase to $750.0 thousand per annum, in an amount equal to $62.5 thousand per month, in the event of our change in control. We must pay, as additional rent, all real estate taxes, insurance, utilities, maintenance and repairs, replacements (including replacement of roofs if necessary) and other expenses. Under the lease, we must also cover any damages arising out of our use of the leased property, unless such damages are caused by K&R’s negligence. In an addendum to the K&R lease as of January 1, 2005, the rent was increased $4.0 thousand as a result of the improvements made to the property in 2004. During 2014, K&R agreed to allow the Company to defer payment of rent until a date in the future. All rent expense has been accrued in the attached financial statements. See Note 11 - "Related Party Transactions" in the Notes to Consolidated Financial Statements for additional information.

(2)
During 2014, ISA made the decision to move its Seymour, Indiana facility from a company-owned property to a leased property.  In conjunction with this decision, the company signed an agreement to sell its Seymour facility in 2014.  The sale of this property closed in February 2015.  Also, in conjunction with this decision, the company signed a lease, effective December 1, 2014, to lease a facility in the Seymour area (North Vernon).  This lease is for a period of three years.  The company has the option to extend the lease for three (3) additional three (3) year periods.  Rent is $8,000 per month and increases each year by $200 per month.  In the event ISA exercises the option to renew the lease for a second three-year term, at the end of the second three-year term, ISA has the option to purchase the property.

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

ISA common stock is traded on the NASDAQ Capital Market under the symbol “IDSA”. High and low sales prices of the common stock price is summarized as follows:

	2014		2013
Quarter Ended	High	Low	High	Low
March 31	$5.34	$2.81	$3.82	$2.35
June 30	$6.19	$4.27	$3.49	$2.53
September 30	$6.99	$4.95	$2.64	$1.47
December 31	$6.10	$3.80	$3.45	$1.74
There were approximately 142 shareholders of record as of December 31, 2014.
Our Board of Directors did not declare any dividends in 2014 or 2013.
Under our loan agreement with Wells Fargo, ISA covenants that so long as Wells Fargo remains committed to make any advance or extend any other credit to us, or any obligations remain outstanding, ISA will not declare or pay any dividend or distribution (either in cash or any other property in respect of any stock) or redeem, retire, repurchase or otherwise acquire any stock, other than dividends and distributions by our subsidiaries to a parent.
On December 19, 2014, in accordance with the 2009 Long Term Incentive Plan, the Company issued an aggregate of 3,656 shares of its common stock to six employees in lieu of $16,598 of cash bonuses otherwise due to them. The Company is relying on an exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), which exemption the Company believes is available because the securities were offered to a small number of employees and not pursuant to a general solicitation.  Moreover, the transfer of the securities is restricted for six months from the date of issuance.
On November 15, 2005, our Board of Directors authorized a program to repurchase up to 300.0 thousand shares of our common stock at current market prices. We did not repurchase any shares in 2014 or 2013. There are approximately 133.3 thousand shares still available for repurchase under this program.

Item 6.	Selected Financial Data.
Selected Financial Data

	(Amounts in thousands, except per share data)
Year ended December 31:	2014	2013	2012	2011	2010
Total revenue	$117,404	$136,753	$194,232	$277,213	$344,169
Net (loss) income	$(7,273)	$(13,816)	$(6,620)	$(3,881)	$8,053
Earnings (loss) per common share:
Basic	$(0.96)	$(1.96)	$(0.95)	$(0.56)	$1.22
Diluted	$(0.96)	$(1.96)	$(0.95)	$(0.56)	$1.21
Cash dividends declared per common share	$—	$—	$—	$—	$—
At year end:
Total assets	$37,790	$44,032	$63,323	$80,970	$106,162
Long term debt and capital lease obligations, net of current maturities	$—	$16,295	$23,369	$26,688	$43,623
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
In 2014, the Company and new management (see also Note 2 - "Management Services Agreement with Algar, Inc.") reviewed all operations of the business in an effort to improve the company's lack of profitability. An area of significant focus was and continues to be returning the Company's shredder operations to profitability. Included within the shredder operation is the Company's processing of ASR or shredder fluff. Management spent much of 2014 working to assess the Company's ASR process. Significant process and strategy changes associated with the ASR process have been made. These changes, combined with the significant metals market decrease experienced in late 2014 and early 2015, caused management to perform a lower of cost-or-market assessment. We recorded an inventory write-down of $1.9 million as of December 31, 2014 as a result of this assessment.

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
General
On December 2, 2013, we entered into a Management Services Agreement (the “Management Agreement”) with Algar, Inc. ("Algar").  Under the Management Agreement, Algar provides us with day-to-day senior executive level operating management supervisory services. Algar also provides business, financial, and organizational strategy and consulting services, as our board of directors may reasonably request from time to time. During 2014, we paid $359.6 thousand in management fees to Algar. We expect management fees to Algar to continue to be $25.0 thousand to $35.0 thousand per month.
On April 1, 2013, we entered into a Management Services Agreement with Blue Equity, LLC (the "Blue Equity Management Agreement") which was terminated effective July 31, 2013. The Blue Equity Management Agreement also provided that Blue Equity would provide business, financial, and organizational strategy and consulting services, as our board of directors might request from time to time. We paid Blue Equity aggregate fees of $340.0 thousand during the term of the agreement.
Our future success depends upon our ability to execute our business plan. We are primarily focusing our attention in three key areas. First, we are focused on returning our Recycling segment to profitability. Our second area of focus is growth of our waste management (CWS) and related equipment-rental business (WESSCO). Finally, we are focused on growing our self-service auto parts operation into a meaningful, high-growth business unit of the company, which we anticipate will include both self-service and full-service auto parts operations.
Our goal is to return our Recycling segment to profitability. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, shredding, cutting and/or baling.
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
We have increased our efforts to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers. Currently, we service approximately 900 customer locations throughout the United States and Canada and we utilize an active database of over 7,000 service companies and vendors, which include haulers and recyclers, landfill and disposal facilities, and equipment manufacturers and maintenance service providers to provide timely, thorough and cost-effective service to our customers.
On July 2, 2012, we opened the ISA Pick.Pull.Save used automobile yard, which is considered a product line within the recycling segment. We intend to grow this product line into a separate business unit with an emphasis on growth through partnerships and mergers & acquisitions.

We believe our strategy will allow steady growth at an acceptable profit, add to our net worth, and provide positive returns for stockholders. We intend to increase efficiencies, productivity and emphasis on profitable growth in our core businesses while remaining alert for possible acquisitions, strategic partnerships, mergers and joint-ventures that would enhance our profitability, particularly in the equipment rental and auto parts businesses. There can be no assurance we will successfully execute our business strategy.
We have operating locations in Louisville, Kentucky, and Seymour and New Albany, Indiana. We do not have operating locations outside the United States.
Liquidity and Capital Resources
Our cash requirements generally consist of working capital, capital expenditures and debt service. Our primary sources of liquidity are cash flows generated from operations and the various borrowing and factoring arrangements described below, including our revolving credit facility. We are also able to manage liquidity by deferring certain rent payments made to related parties. See Note 11 - "Related Party Transactions" in the Notes to Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of December 31, 2014, we held cash and cash equivalents of $1.1 million.
The accompanying financial statements have been prepared assuming that we will continue as a going concern. Due to the events of default under our credit facility with Wells Fargo Bank, which are discussed in the credit facilities and notes payable section below, and the other factors discussed in Note 1 to our consolidated financial statements, our independent registered public accounting firm has included an explanatory paragraph in its report with respect to substantial doubt about our ability to continue as a going concern in its report on our consolidated financial statements. While management is evaluating all options to cure the defaults, including refinancing, extending the indebtedness and exploring alternatives for other sources of capital for ongoing cash needs, there can be no assurance that we will be able to secure a resolution or refinance or extend the indebtedness and, accordingly, our liquidity and ability to operate could be adversely affected. We are currently in discussions with our lenders regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

The presence of the going concern explanatory paragraph may have an adverse impact on our relationship with third parties with whom we do business, including our customers, vendors and employees and could make it challenging and difficult for us to raise additional debt or equity financing to the extent needed, all of which could have a material adverse impact on our business, results of operations and financial condition.

During 2014, in the recycling segment we paid $45.2 thousand for operating equipment. In the equipment sales, leasing and service segment, we purchased $347.0 thousand in rental equipment that we located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers and containers. We received $138.6 thousand in proceeds from the sale of property and equipment.

Factoring arrangements

We had entered into factoring agreements with various European financial institutions to sell our accounts receivable under non-recourse agreements. These transactions are accounted for as a reduction in accounts receivable because the agreements transfer effective control over and risk related to the receivables to the buyers. We do not service any factored accounts after the factoring has occurred. We did utilize factoring arrangements as an integral part of our financing for working capital in 2013. We did not factor during 2014. The aggregate gross amount factored under these facilities was $0.0 million and $31.9 million for the years ended December 31, 2014 and 2013, respectively. The cost of factoring such accounts receivable for the years ended December 31, 2014 and 2013 was $0.0 thousand and $121.6 thousand, respectively.

Credit facilities and notes payable

As of December 31, 2014, the Company had credit facilities with each of The Bank of Kentucky, Inc. ("KY Bank") and Wells Fargo Bank, National Association (the "Bank"). As of December 31, 2013, the Company had credit facilities with the KY Bank and Fifth Third Bank. The credit facilities with Fifth Third Bank were fully paid off in June 2014 as more fully described below.
As of December 31, 2014, the Company was not in compliance with its financial covenants with the Bank. The Company is reviewing the impact of this non-compliance with the Bank. Under accounting principles, all of the Company’s debt is required to be classified in the accompanying balance sheet as of December 31, 2014 as a current liability. The bank has not accelerated the indebtedness.

On October 15, 2013, WESSCO, LLC ("WESSCO"), a wholly-owned subsidiary of the Company, signed two promissory notes (collectively, the "KY Bank Notes") in favor of The Bank of Kentucky, Inc., one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay $3.0 million against the Company’s loan from Fifth Third Bank. WESSCO used the Line of Credit Note to purchase additional equipment.  The Company is a guarantor of the KY Bank Notes.  The Company has also signed a $3.0 million demand promissory note (the “Company Note”) in favor of WESSCO in exchange for the proceeds of WESSCO’s Term Note.

During 2014, the draw period of the Line of Credit Note expired and the outstanding balance automatically converted into a term note ("Line of Credit Term Note") with a five year term. As of December 31, 2014, $0.6 million was outstanding on this Line of Credit Term Note. On January 15, 2015, the Company signed a new line of credit ("2015 Line of Credit Note") in the amount of $1 million with KY Bank in order to purchase additional equipment. The draw period for the 2015 Line of Credit Note will expire on January 14, 2016, at which time the outstanding balance will be converted into a term note with a five year term.
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

The interest rate on the KY Bank Notes and the Company Note is equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which have a final maturity date of October 14, 2019.  As of December 31, 2014, the interest rate was 3.65%. In the event of a default, the interest rate under the KY Bank Notes (but not the Company Note) will increase by five percent (5.00%).  Events of default under the KY Bank Notes include (a) the failure to pay (i) any installment of principal or interest payable pursuant to the Term Note or the Line of Credit Note on the date when due, or (ii) any other amount payable to KY Bank under the KY Bank Notes, the Security Agreement or any of the other Loan Documents within five (5) days after the date when any such payment is due in accordance with the terms thereof; (b) the occurrence of any default under the Wells Fargo security agreement; (c) the occurrence of any default under any of the documents evidencing or securing any other loan made to WESSCO or the Company (except that if there is an event of default under the documents evidencing the Wells Fargo Loan, it will not constitute an event of default under the KY Bank Notes if Wells Fargo Bank and the Company enter into a forbearance agreement within sixty (60) days of that event of default); and (d) the occurrence of any other “Event of Default” under the Security Agreement or any of the other Loan Documents. The only event of default under the Company Note is the failure of the Company to pay all funds due to WESSCO on demand.

The principal under the Term Note is payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. Interest is calculated as noted above and payable monthly. The first payment commenced November 1, 2013, and the final unpaid principal amount of $60.0 thousand, together with  all accrued and unpaid interest, charges, fees, or other advances, if any, is to be paid on November 1, 2018. As of December 31, 2014, the outstanding principal balance on the Term Note was $2.4 million. With respect to the Line of Credit Note, WESSCO requested advances up to $1.0 million for twelve (12) months after the effective date of the Line of Credit Note (the "Draw Period").  Advances were limited to eighty percent (80%) of the purchase price for equipment.  Advances made to WESSCO that were repaid were re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the Line of Credit Note were made monthly. The total of all advances, less any repayments, through the end of the Draw Period, were equal to the principal balance of the Line of Credit Note, and no further advances were made after the Draw Period.  At the conclusion of the Draw Period, the principal and interest were payable in sixty (60) monthly installments that commenced on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, were paid. As of December 31, 2014, the outstanding principal balance on the Line of Credit Note was $577.0 thousand. WESSCO cannot make demand for payment of the Company Note before December 31, 2016. In connection with these transactions, WESSCO paid loan fees in 2013 totaling $20.0 thousand and other customary fees.
On June 13, 2014, the Company entered into a senior, secured credit facility (the "Credit Agreement") with Wells Fargo Bank, National Association pursuant to which the Bank granted the Company a revolving line of credit of up to $15.0 million (the "Revolving Loan"), up to $1.0 million of which is available to the Company as a sub-facility for letters of credit. The Company may borrow up to 85% of the value of its eligible accounts receivable and 65% of the value of eligible inventory under the Revolving Loan. As of December 31, 2014, an availability block in the amount of $1.3 million is in place. As we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.25:1, the availability block shall reduce to $1.0 million. As we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.50:1, the availability block shall reduce to zero. These financial ratios were not met and accordingly this availability block remains in place.
The Credit Agreement also provided the Company with a secured equipment term loan of $2.8 million (the "Term Loan"). The Company used the proceeds from the Credit Agreement to repay in full its prior credit facility with Fifth Third Bank (the "Prior Credit Agreement").
The interest rate on the Revolving Loan is equal to daily three month LIBOR plus three percent (3.00%). The interest rate on the Term Loan is equal to daily three month LIBOR plus three and 25/100 percent (3.25%). In the Event of a Default (as defined in the Credit Agreement) under either the Revolving Loan or the Term Loan, the interest rate will increase by two percent (2.0%). Each of the Revolving Loan and the Term Loan has a maturity date of June 13, 2019. As of March 19, 2015, the lender has decreased the borrowing base block, thereby increasing the availability of capital under our revolving line of credit by $350,000. We are charged $5,000 per week for each week in which we utilize this additional $350,000.
The Company is subject to a prepayment fee of up to 2.00% of the maximum Revolving Loan and Term Loan amount in the event the Credit Agreement is terminated or prepaid prior to June 13, 2018.
Interest under the Revolving Loan is payable monthly in arrears. Principal and interest under the Term Loan is payable in sixty (60) monthly installments, with the first payment commencing July 1, 2014, and the final unpaid principal amount, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on June 13, 2019.
The Credit Agreement contains customary covenants, including a minimum EBITDA covenant, a capital expenditure covenant, and a fixed charge coverage ratio covenant, measured monthly on a trailing twelve month basis at the end of each month, beginning with the month ending June 30, 2015 of not less than 1.25 to 1.00. As of December 31, 2014, we were not in compliance with our bank financial covenants. As of December 31, 2014, we have $0.6 million under our existing credit facilities that we can use.
The Company and each of its wholly-owned subsidiaries, other than WESSCO, LLC ("WESSCO"), granted the Bank a first priority security interest in all of their assets pursuant to a Security Agreement, and each of the Company's subsidiaries guaranteed the Company's obligations under the Credit Agreement pursuant to a Continuing Guaranty; provided that WESSCO's guarantee is subordinated to its obligations to KY Bank.(described above), pursuant to a subordination agreement among Wessco, the Bank and KY Bank. The Company paid fees in 2014 totaling $245.0 thousand related to the Credit Agreement.

Swap agreements

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.4 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At December 31, 2014, we recorded the estimated fair value of the liability related to this swap at approximately $10.0 thousand.

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
Estimates
In preparing the consolidated financial statements in conformity with GAAP, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates associated with annual impairment tests, estimates of realize-ability of deferred income tax assets and liabilities, estimates of inventory balances, and estimates of stock option values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of inventory and machinery and equipment, and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.
Revenue recognition
We recognize revenues from processed ferrous and non-ferrous scrap metal sales when title passes to the customer, which generally is upon delivery of the related materials. We recognize revenues from services as the service is performed. We recognize revenue on auto parts when title passes to the customer. We accrue sales adjustments related to price and weight differences and allowances for uncollectible receivables against revenues as incurred.
Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2014, the estimated fair value of our debt instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the LIBOR rate. There is no readily available market by which to determine fair value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.
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
In accordance with this guidance, the following tables represent our fair value hierarchy for financial instruments, in thousands, at December 31, 2014 and 2013:

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2014:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,059	$—	$—	$1,059
Liabilities
Long term debt	$—	$(15,911)	$—	$(15,911)
Derivative contract - interest rate swap	—	(10)	—	(10)

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2013:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,589	$—	$—	$1,589
Liabilities
Long term debt	$—	$(17,892)	$—	$(17,892)
Derivative contract - interest rate swap	—	(71)	—	(71)
We have had no transfers in or out of Levels 1 or 2 fair value measurements. Other than the 2013 impairment of intangibles, we have had no activity in Level 3 fair value measurements for the years ended December 31, 2014 or 2013. See also Note 3 –“Intangibles” in the Notes to Consolidated Financial Statements for additional information on the impairment losses for intangibles in 2013.

Accounts receivable and allowance for doubtful accounts receivable
Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $100.0 thousand at December 31, 2014 and December 31, 2013. Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, estimated settlement adjustments, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables nor do we normally require collateral for receivables.
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
In 2014, the Company and new management ( see also Note 2 - "Management Services Agreement with Algar, Inc.") reviewed all operations of the business in an effort to improve the company's lack of profitability. An area of significant focus was and continues to be returning the Company's shredder operations to profitability. Included within the shredder operation is the Company's processing of ASR or shredder fluff. Management spent much of 2014 working to assess the Company's ASR process. Significant process and strategy changes associated with the ASR process have been made. These changes, combined with the significant metals market decrease experienced in late 2014 and early 2015, caused management to perform a lower of cost-or-market assessment. We recorded an inventory write-down of $1.9 million as of December 31, 2014 as a result of this assessment.
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
Due to the continued decline in market-dependent variables, including prices of stainless steel materials, management determined the Company should discontinue production of stainless steel blends, a subset of the stainless steel market, in the fourth quarter of 2013. With this change in strategy, management determined the value of the intangible assets related to the stainless steel blend business was fully impaired. The Company recorded an impairment loss of approximately $3.5 million for the remaining value of these intangible assets in that quarter. See also Note 3 –“Intangibles” in the Notes to Consolidated Financial Statements.
Derivative Instruments
We utilize derivative instruments in the form of interest rate swaps to assist in managing our interest rate risk. We do not enter into any interest rate swap derivative instruments for trading purposes. We recognize as an adjustment to interest expense the differential paid or received on interest rate swaps. We include in other comprehensive income the change in the fair value of the interest rate swap, which is established as an effective hedge.
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
We recognize uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC.  The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We have no liability for uncertain tax positions recognized as of December 31, 2014 and 2013.

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
Results of Operations
The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Income bear to total revenues and other pertinent data:

Year ended December 31,	2014	2013
Consolidated Statements of Income Data:
Total revenue	100.0%	100.0%
Total cost of sales	99.4%	100.0%
Selling, general and administrative expenses	6.1%	5.7%
Impairment loss, intangibles and goodwill	—%	2.6%
Loss before other income (expense)	(5.5)%	(8.3)%
The 0.6% reduction in cost of sales as a percentage of revenue in 2014 as compared to 2013 is mainly due to a 14.1% decrease in revenue due primarily to the discontinuation of the stainless steel alloys business, combined with a 14.7% decrease in cost of sales due in part to the discontinuation of the stainless steel alloys business and in part to better cost management and improved material purchasing processes. The 0.4% increase in selling, general and administrative expenses as a percentage of revenue in 2014 as compared to 2013 is mainly due to a decrease in revenue of 14.1% while selling, general and administrative expenses only decreased by 7.1%. SG&A expenses included equity-based compensation expense of 2.1% of revenue in 2014 versus less than 0.1% of revenue in 2013.
In 2013, as a result of changes in our long-term strategy to discontinue the production of stainless steel blends, a subset of the stainless steel market, due to continued low demand for stainless steel and other nickel-based metals, we recorded an intangibles impairment loss of $3.5 million. No such impairment charge was recognized during 2014.
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

The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 31, 2014 and 2013.

Total accumulated other comprehensive loss as of 12/31/13	$(71)
Unrealized gain on derivative instruments during 2014	61

Total accumulated other comprehensive loss as of 12/31/14	$(10)
Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Total revenue decreased $19.3 million or 14.1% to $117.4 million in 2014 compared to $136.8 million in 2013. With respect to the Recycling segment, Recycling revenue decreased $19.3 million or 14.9% to $110.1 million in 2014 compared to $129.4 million in 2013. This decrease is primarily a result of the discontinuation of our stainless steel alloys business. Revenue from our stainless steel alloys business was $2.3 million in 2014 compared to $36.7 million in 2013 or a decrease of $34.4 million. Excluding the stainless steel alloys business, consolidated revenue increased by $15.1 million which was primarily a result of increased recycling volumes. The volume of ferrous and nonferrous materials shipments increased by 30.7 thousand gross tons, or 24.1%, and 1.3 million pounds, or 4.5%, respectively.
While some scrap buyers provide consistently competitive prices from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In 2014, sales to repeat recycling scrap buyers decreased by approximately $15.9 million, or 12.5% as compared to 2013. Within the amount sold to all recycling scrap buyers in 2014, 17.0% of these sales were to new and competitively-priced, intermittent scrap buyers. In 2013, 3.3% of sales to all recycling scrap buyers were to new and competitively-priced, intermittent scrap buyers. Sales during 2013 to non-recurring recycling scrap buyers in 2014 totaled 40.0% of 2014 sales to all recycling scrap buyers. Sales during 2012 to non-recurring recycling scrap buyers in 2013 totaled 6.7% of 2013 sales to all recycling scrap buyers.
With respect to the Waste Services segment, Waste Services revenue decreased $0.1 million or 0.6% to $7.3 million in 2014 compared to $7.4 million in 2013, primarily due to decreased equipment sales revenue of approximately $0.1 million in 2014.
Total cost of sales decreased $20.1 million or 14.6% to $116.7 million in 2014 compared to $136.8 million in 2013. With respect to the Recycling segment, Recycling cost of sales decreased $19.8 million or 15.2% to $111.5 million in 2014 compared to $131.4 million in 2013. This decrease was primarily due to the discontinuation of our stainless steel alloys business. Excluding the stainless steel alloys business, Recycling cost of sales increased by $13.9 million. This increase relates to the increased volume of purchases of ferrous and nonferrous materials of 22.9 thousand gross tons, or 14.6% and 5.9 million pounds, or 15.9%, respectively.
The increase related to volume was partially offset by these decreases in cost of sales:

•	a decrease of $1.4 million in direct labor costs and employment taxes and fees due to fewer average employees on the weekly payroll in 2014 as compared to 2013;

•	a decrease of $0.4 million in repairs and maintenance expense; and

•	a decrease of $0.4 million in fuel, lubricants.

In 2013, we incurred a lower of cost or market write-down of $2.2 million, which partially offset the decreases above. In 2014, we incurred a lower of cost or market inventory write-down of $1.9 million. Management spent much of 2014 working to assess the Company's ASR process. Significant process and strategy changes associated with the ASR process have been made. These changes, combined with the significant metals market decrease experienced in late 2014 and early 2015, caused management to perform a lower of cost-or-market assessment. We recorded an inventory write-down of $1.9 million as of December 31, 2014. See Note 1 - "Summary of Significant Accounting Policies - Inventories" in the Notes to Consolidated Financial Statements for additional information. We make certain assumptions regarding future demand, current replacement costs and net realizable value in order to assess that we have properly recorded inventory at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded net realizable value inventory adjustments of $1.9 million in the fourth quarter of 2014 to reduce the value of our inventories and $2.2 million in the third quarter of 2013 to reduce the value of our stainless steel inventory (and increased cost of sales) to the lower of cost or market.
With respect to the Waste Services segment, Waste Services cost of sales decreased $0.2 million or 4.0% to $5.2 million in 2014 compared to $5.4 million in 2013, primarily due to costs related to decreased equipment sales.
Selling, general and administrative ("SG&A") expenses decreased $0.6 million or 7.9% to $7.2 million in 2014 compared to $7.7 million in 2013. The decrease in SG&A expenses was primarily due to the following:

•	a net decrease in labor, benefit and bonus expenses of $1.1 million due to fewer average employees in 2014 as compared to 2013;

•	a decrease in depreciation and amortization expense of $1.0 million;

•	a net decrease in the management fee, directors’ fees, and consulting fees of $1.0 million; and

•	a decrease in legal fees of $0.3 million.
These decreases were partially offset by the following:

•	an increase in stock option expense of $2.5 million primarily relating to the Algar stock option agreement entered into in 2013; and

•	a net increase in bank charges of $0.3 million.
As a percentage of total revenue, selling, general and administrative expenses were 6.1% in 2014 compared to 5.7% in 2013.
Interest expense decreased $1.1 million or 58.0% to $0.8 million in 2014 compared to $1.9 million in 2013 due to lower levels of debt held in 2014 as compared to 2013. The decrease in debt relates to principal payments made on existing debt in 2014 and holding a lower balance on the revolving credit facility with the bank in 2014 as compared to 2013. The maximum revolving commitment was $15.0 million in 2014 and $25 million in 2013. This revolving credit facility allows for funding temporary fluctuations in accounts receivable and inventory. We did not purchase any additional equipment using new term debt facilities in 2014 or 2013.
Other income was $8.6 thousand in 2014 compared to $76.6 thousand in 2013, a decrease in other income of $68.0 thousand, as outlined in the table below describing the significant components for each year.

Significant components of other income (expense), in thousands, were as follows:

	Fiscal Year Ended December 31,
Description Other Income (Expense)	2014	2013
Write off old, outstanding checks	$—	$65.4
Other	8.6	11.2
Total other income, net	$8.6	$76.6
The income tax benefit decreased $1.4 million to a tax provision of $37.8 thousand in 2014 compared to a tax benefit of $1.4 million in 2013. The effective tax rates, including the intangible impairment losses and the deferred tax asset valuation allowance, in 2014 and 2013 were (0.5)% and 11.2%, respectively, based on federal and state statutory rates. In 2013, management determined that only a portion of the state recycling equipment tax credit carry forwards would be realized and recorded a reserve for all other net deferred tax assets. This reserve increased income tax expense for the year. Refer to Note 8 – “Income Taxes” in the Notes to Consolidated Financial Statements.
Financial Condition at December 31, 2014 compared to December 31, 2013
Cash and cash equivalents decreased $0.5 million to $1.1 million as of December 31, 2014 compared to $1.6 million as of December 31, 2013.
We used net cash from operating activities of $0.6 million for the year ended December 31, 2014. The decrease in net cash from operating activities is primarily due to net loss of $7.3 million, decreases in cash flow from accounts payable of $2.0 million offset by increases in depreciation and amortization of $3.2 million, stock options expense of $2.5 million, accounts receivable of $1.4 million and inventories of $2.0 million
Increase in cash flow from inventory relates to the final liquidation of the company’s stainless steel alloys inventory in early 2014. Net of the cash generated by the discontinuation of the stainless steel alloys business, cash flow from inventory decreased by $0.2 million due primarily to increased ferrous and non-ferrous volumes. Inventory balances are affected additionally by the timing of shipments, receipts and payments throughout the period. Accounts receivable and payable balances are also affected by the timing of shipments, receipts, and payments throughout the period. We neither received refunds, nor paid taxes in 2014 compared to tax refunds of $1.0 million in 2013.
We used net cash from investing activities of $0.3 million for the year ended December 31, 2014. During 2014, we paid $0.4 million for improvements, property and equipment. In the recycling segment we paid $45.2 thousand for operating equipment. In the equipment sales, leasing and service segment, we purchased $347.0 thousand in rental equipment that is located at customer sites. This rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers and containers. It is our intention to continue to pursue this market. We received $139.0 thousand in proceeds from the sale of property and equipment.
Net cash from financing activities was $0.3 million in the year ended December 31, 2014. During 2014, we made payments on debt obligations of $15.0 million and received $12.5 million in new borrowings. We also received $3.0 million in proceeds from the sale of our common stock and warrants. There were no cash dividends paid or common stock repurchases in 2014 or 2013.
Trade accounts receivable after allowances for doubtful accounts decreased $1.4 million or 12.8% to $10.0 million as of December 31, 2014 compared to $11.5 million as of December 31, 2013. This change was primarily due to the Company's continued focus on timely collection of all receivables. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Recycling accounts receivable decreased $1.2 million or 11.6% to $9.3 million as of December 31, 2014 compared to $10.5 million as of December 31, 2013. This decrease is primarily a result of the discontinuation of the stainless steel alloys business at the end of 2013.
Waste Services’ accounts receivable decreased $223.0 thousand or 23.2% to $737.0 thousand as of December 31, 2014 compared to $960.0 thousand as of December 31, 2013. In general, the accounts receivable balance fluctuates due to the timing of services and receipt of customer payments.

Inventories for sale consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. We use the replacement parts included in inventory within a one-year period as these parts wear out quickly due to the high volume and intensity of the shredder function. We depreciate these replacement parts over a one-year life. Inventory decreased $2.0 million or 22.9% to $6.8 million as of December 31, 2014 compared to $8.8 million as of December 31, 2013. During the fourth quarter of 2013, we discontinued our stainless steel alloys business and thereby reduced our stainless steel inventory by $2.2 million from December 31, 2013 to December 31, 2014.

Inventories, in thousands, as of December 31, 2014 and December 31, 2013 consisted of the following:

	2014	2013
Stainless steel, ferrous, and non-ferrous materials	$5,347	$7,153
Waste equipment machinery	46	49
Other	13	30
Total inventories for sale	5,406	7,232
Replacement parts	1,371	1,550
Total inventories	$6,777	$8,782
As of December 31, 2014, we had no further stainless steel alloys inventory. As of December 31, 2013, stainless steel alloys inventory consisted of 4.0 million pounds at a unit cost of $0.54 per pound. As of December 31, 2014, ferrous inventory consisted of 20.3 thousand gross tons at a unit cost, including processing costs, of $154.75 per gross ton. As of December 31, 2013, ferrous inventory consisted of 8.8 thousand gross tons at a unit cost, including processing costs, of $323.43 per gross ton. As of December 31, 2014, nonferrous inventory consisted of 2.3 million pounds at a unit cost, including processing costs, of $0.96 per pound. As of December 31, 2013, nonferrous inventory consisted of 1.9 million pounds with a unit cost, including processing costs, of $1.09 per pound.
We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Management spent much of 2014 working to assess the Company's ASR process. Significant process and strategy changes associated with the ASR process have been made. These changes, combined with the significant metals market decrease experienced in late 2014 and early 2015, caused management to perform a lower of cost-or-market assessment. We recorded an inventory write-down of $1.9 million as of December 31, 2014 as a result of this assessment. Due to declines in the anticipated future selling prices of scrap metal and finished steel products, we recorded non-cash net realizable value (NRV) inventory adjustments totaling $2.2 million in the third and fourth quarters of 2013 to reduce the value of our inventory (and increase cost of sales) to the lower of cost or market.

Year	Inventory Type	Pounds	Unit Cost	Amount
2014	Stainless Steel	—	$—	$—
2013	Stainless Steel	4,072,677	$0.538	$2,190,595

Year	Inventory Type	Gross Tons	Unit Cost	Amount
2014	Ferrous	20,272	$154.752	$3,137,128
2013	Ferrous	8,794	$323.427	$2,844,214

Year	Inventory Type	Pounds	Unit Cost	Amount
2014	Non-ferrous	2,295,782	$0.963	$2,210,306
2013	Non-ferrous	1,942,104	$1.090	$2,117,228

Inventory aging for the period ended December 31, 2014 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$3,804	$250	$394	$899	$5,347
Replacement parts	1,371	—	—	—	1,371
Waste equipment machinery	—	—	—	46	46
Other	2	—	1	10	13
Total	$5,177	$250	$395	$955	$6,777

Inventory aging for the period ended December 31, 2013 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$3,703	$757	$861	$1,832	$7,153
Replacement parts	1,550	—	—	—	1,550
Waste equipment machinery	—	—	—	49	49
Other	30	—	—	—	30
Total	$5,283	$757	$861	$1,881	$8,782
Inventory in the "Over 90 days" category decreased by $0.9 million from December 31, 2013 to December 31, 2014. The discontinuation of the stainless steel alloys business caused a decrease of $1.2 million in the "Over 90 days" category which was partially offset by small increases in various other materials. This balance includes $0.1 million of auto shredder residue. This balance also includes $0.2 million in older automobile inventory held at the ISA Pick.Pull.Save automobile yard ("PPS") for continued harvesting of parts by retail customers. The remaining $0.6 million is spread across various small items.
Accounts payable trade decreased $3.1 million or 47.6% to $3.5 million as of December 31, 2014 compared to $6.6 million as of December 31, 2013. Recycling accounts payable decreased by $2.3 million to $2.4 million as of December 31, 2014 compared to $4.7 million as of December 31, 2013. This decrease was primarily due to decreased purchasing activity for stainless steel alloys, which accounted for $1.5 million of this decrease. Our accounts payable payment policy in the recycling segment is consistent between years. In general, the timing of payments made to our vendors will also affect the accounts payable balance.
Waste Services accounts payable decreased $0.4 million or 36.4% to $0.7 million as of December 31, 2014 compared to $1.1 million as of December 31, 2013. This change was primarily due to the timing of payments.
Working capital decreased $14.7 million to $(2.5) million as of December 31, 2014 compared to $12.2 million as of December 31, 2013. Decreases in inventories of $2.0 million, in net accounts receivable of $1.5 million, and in cash of $0.6 million, and increases in current maturities of long-term debt of $14.3 million, and in related party payables of $1.1 million were negative contributors to working capital in 2014, partially offset by a decrease in accounts payable of $3.1 million, an increase of $0.5 million in prepaid expenses and other current assets, an increase of $0.4 million in property available for sale, a decrease of $0.5 million in bank overdrafts, and a decrease of $0.3 million of other liabilities
During 2014, we used the positive working capital contributors to purchase property and equipment of $0.4 million and to decrease our term loans and revolving debt.

Contractual Obligations
The following table provides information with respect to our known contractual obligations for the year ended December 31, 2014:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$15,911	$15,911	$—	$—	$—
Operating lease obligations (1)	4,163	1,274	2,246	643	—
Deposit from related party	500	500	—	—	—
Total	$20,574	$17,685	$2,246	$643	$—

(1)
We lease our Louisville, Kentucky facility from K&R, LLC ("K&R"), which is wholly-owned by Kletter Holding, LLC, the sole member of which as of December 31, 2013 was Harry Kletter, who, before his death in 2014 , was our principal shareholder and former Chief Executive Officer, under an operating lease that, as of December 31, 2012, automatically renewed for a five-year option period under terms of the lease agreement unless one party provides written notice to the other party of its intent not to renew at least six months in advance of the next renewal date. The rent was adjusted in January 2008 per the agreement to monthly payments of $48.5 thousand through December 2012. Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI index as stated in the lease agreement. In the event of a change of control, the monthly payments become $62.5 thousand. See Item 2. Properties -- Related Parties Agreements.

The company signed a lease, effective December 1, 2014, to lease a facility in the Seymour area.  This lease is for a period of three years.  The company has the option to extend the lease for three (3) additional three (3) year periods.  Rent is $8.0 thousand per month and increases each year by $200 per month.  In the event ISA exercises the option to renew the lease for a second three-year term, at the end of the second three-year term, ISA has the option to purchase the property.
The company signed a lease, effective October 1, 2014, to lease three cranes for $28.9 thousand per month.  This lease is for a period of five years.
We also lease equipment from K&R for which monthly payments of $5.5 thousand are due through October 2015 and monthly payments of $5.0 thousand are due through April 2016.
We lease a management services operations facility in Dallas, Texas. The lease was renewed effective October 1, 2014 for a period of six months with monthly payments of $1.0 thousand. The lease will not be renewed, but will continue until April 15, 2015.
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

Inflation and Prevailing Economic Conditions
To date, inflation has not and is not expected to have a significant impact on our operation in the near term. We have no long-term fixed-price contracts and we believe we will be able to pass through most cost increases resulting from inflation to our customers. We are susceptible to the cyclical nature of the commodity business. In response to these economic conditions, we have expanded the recycling area of the business and continue to focus on the waste management consulting area of the business and are working to liquidate inventories while we make efforts to enhance gross margins.

Impact of Recently Issued Accounting Standards
As of December 31, 2014, there are no recently issued accounting standards not yet adopted that would have a material effect on the Company’s financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not yet assessed the impact of the adoption of ASU 2014-09 on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  We have not yet assessed the impact of the adoption of ASU 2014-15 on our Consolidated Financial Statements.

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
In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.4 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At December 31, 2013, we recorded the estimated fair value of the liability related to this swap at approximately $10.0 thousand. See Note 4 – “Long Term Debt and Notes Payable to Bank” in the Notes to Consolidated Financial Statements for an outline of the notional amounts relating to these agreements.
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

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2014, and concluded that such internal control over financial reporting was effective as of December 31, 2014.

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

There were no changes in ISA’s internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

Item 9B.	Other Information.
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance. *

Item 11.	Executive Compensation *

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters. *

Item 13.	Certain Relationships and Related Transactions, and Director Independence. *

Item 14.	Principal Accountant Fees and Services. *
* The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2015 Annual Meeting of Shareholders of ISA which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after ISA’s year end for the year covered by this report under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules.

(a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:
Page

Reports of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-2

Consolidated Statements of Income for the years ended December 31, 2014 and 2013	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014 and 2013	F-5

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014 and 2013	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	F-7

Notes to Consolidated Financial Statements	F-8

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

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:	April 15, 2015	By :	By /s/ Orson Oliver

Orson Oliver, Chairman of the Board and Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Orson Oliver	Chairman of the Board and Interim Chief Executive Officer	April 15, 2015
Orson Oliver	(Principal Executive Officer)

/s/ Todd Phillips	Chief Financial Officer	April 15, 2015
Todd Phillips

/s/ Alan Schroering	Vice-President of Finance and Principal Accounting Officer	April 15, 2015
Alan Schroering

/s/ Albert Cozzi	Director	April 15, 2015
Albert Cozzi

/s/ Sean Garber	Director	April 15, 2015
Sean Garber

/s/ Francesca Scarito	Director	April 15, 2015
Francesca Scarito

/s/ Ronald Strecker	Director	April 15, 2015
Ronald Strecker

/s/ Vince Tyra	Director	April 15, 2015
Vinca Tyra

/s/ William Yarmuth	Director	April 15, 2015
William Yarmuth

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

3.1	**
Industrial Services of America, Inc. Amended and Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-20979).

3.2	**	Amended and Restated Bylaws of ISA, dated January 19, 2012 are incorporated by reference herein, to Exhibit 3.3 on Form 10-K of ISA, filed March 7, 2012 (File No. 0-20979).

4.1	**
Securities Purchase Agreement dated as of June 13, 2014 between the Company and Recycling Capital Partners, LLC. (incorporated by reference to Exhibit 4.1 of the Company’s Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979).

4.2	**
Registration Rights Agreement dated as of June 13, 2014 between the Company and Recycling Capital Partners, LLC. (incorporated by reference to Exhibit 4.2 of the Company’s Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979).

4.3	**
Common Stock Purchase Warrant dated as of June 13, 2014 by the Company to Recycling Capital Partners, LLC. (incorporated by reference to Exhibit 4.3 of the Company’s Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979).

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
Second Amendment to Consulting Agreement, dated as of February 23, 2012, by and between ISA and K&R, LLC is incorporated by reference herein to Exhibit 10.1 of ISA's Report on Form 8-K, as filed on February 29, 2012 (File No. 0-20979).*

10.4	**
Industrial Services of America, Inc. 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company's proxy statement on Form DEF 14A filed on April 30, 2009) (File No. 0-20979).

10.5	**
Form of Stock Option Agreement issued in connection with the 2009 Long Term Incentive Plan is incorporated by reference herein to Exhibit 10.57 of ISA's Report on Form 10-K, as filed on April 1, 2013 (File No. 0-20979).*

10.6	**
Management Services Agreement dated as of April 1, 2013, between the Company and Blue Equity, LLC, including the Stock Option Agreement attached thereto as Attachment A is incorporated by reference herein to Exhibit 10.1 of ISA's Report on Form 8-K, as filed on April 5, 2013 (File No. 0-20979).*

10.7	**
Promissory Note, dated October 15, 2013, by and between WESSCO, LLC and The Bank of Kentucky, Inc. in the amount of $3,000,000 payable to The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on October 21, 2013 (File No. 0-20979).

10.8	**
Promissory Note, dated October 15, 2013, by and between WESSCO, LLC and The Bank of Kentucky, Inc. in the amount of $1,000,000 payable to The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.2 of the Company's Report on Form 8-K, as filed on October 21, 2013 (File No. 0-20979).

10.9	**
Security Agreement, dated as of October 15, 2013, by and among WESSCO, LLC and The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.3 of the Company's Report on Form 8-K, as filed on October 21, 2013 (File No. 0-20979).

Exhibit Number		Description of Exhibits

10.10	**
Guaranty of Payment, dated as of October 15, 2013, by and among Industrial Services of America, Inc. and The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.4 of the Company's Report on Form 8-K, as filed on October 21, 2013 (File No. 0-20979).

10.11	**
Assignment of Promissory Note, dated as of October 15, 2013, by and among Industrial Services of America, Inc. and The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.5 of the Company's Report on Form 8-K, as filed on October 21, 2013 (File No. 0-20979).

10.12	**
Promissory Note, dated October 15, 2013, by and between Industrial Services of America, Inc., and WESSCO, LLC, in the amount of $3,000,000 payable to WESSCO, LLC is incorporated by reference herein to Exhibit 10.6 of the Company's Report on Form 8-K, as filed on October 21, 2013 (File No. 0-20979).

10.13	**
Management Services Agreement dated as of December 1, 2013, between the Company and Algar, Inc., including the Stock Option Agreement attached thereto as Attachment A is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on December 4, 2013 (File No. 0-20979).*

10.14	**
Swap Confirmation, dated October 17, 2013, between WESSCO, LLC and The Bank of Kentucky, Inc. in the notional amount of $3,000,000 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2013) ( (File No. 0-20979).

10.15	**
Director Designation Agreement dated as of June 13, 2014 between the Company and Recycling Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979).

10.16	**
Credit Agreement dated as of June 13, 2014 between the Company and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979).

10.17	**
Revolving Promissory Note dated as of June 13, 2014 by Industrial Services of America, Inc. in favor of Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979).

10.18	**
Term Promissory Note dated as of June 13, 2014 by Industrial Services of America, Inc. in favor of Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979).

10.19	**
Security Agreement dated as of June 13, 2014 between the Company, its subsidiaries and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.5 of the Company’s Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979).

10.20	**
Continuing Guaranty dated as of June 13, 2014 issued by the Company’s subsidiaries to Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979).

10.21	**
Securities Purchase Agreement dated December 31, 2014 between the Company and Todd L. Phillips. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014) (File No. 0-20979).

10.22	**
Executive Employment Agreement dated December 31, 2014 between the Company and Todd L. Phillips. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014) (File No. 0-20979).

Exhibit Number		Description of Exhibits

10.23	**
Stock Option Agreement dated December 31, 2014 between the Company and Todd L. Phillips. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014) (File No. 0-20979).

10.24	**
Stock Option Agreement dated January 2, 2015 between the Company and Todd L. Phillips. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014) (File No. 0-20979).

10.25	**
Promissory Note, dated January 15, 2015, between WESSCO, LLC and The Bank of Kentucky, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 15, 2015) (File No. 0-20979).

10.26	**
First Amendment to Credit Agreement, dated January 15, 2015 among the Company, its subsidiaries, and Wells Fargo Bank. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 15, 2015) (File No. 0-20979).

10.27	**
Amended and Restated Subordination Agreement, dated January 15, 2015, between WESSCO, LLC and The Bank of Kentucky. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 15, 2015) (File No. 0-20979).

10.28	**
Security Agreement, dated January 15, 2015 between WESSCO, LLC and The Bank of Kentucky, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 15, 2015) (File No. 0-20979).

11		Statement of Computation of Earnings Per Share (See Note 10 to Notes to Consolidated Financial Statements).

21		List of subsidiaries of Industrial Services of America, Inc.

31.1		Rule 13a-14(a) Certification of Orson Oliver for the Form 10-K for the year ended December 31, 2014.

31.2		Rule 13a-14(a) Certification of Todd Phillips for the Form 10-K for the year ended December 31, 2014.

32.1		Section 1350 Certification of Orson Oliver and Todd Phillips for the Form 10-K for the year ended December 31, 2014.

101.INS		XBRL Instance Document***

101.SCH		XBRL Taxonomy Extension Schema Document***

101.CAL		XBRL Taxonomy Extension Calculation Document***

101.DEF		XBRL Taxonomy Extension Definitions Document***

101.LAB		XBRL Taxonomy Extension Labels Document***

101.PRE		XBRL Taxonomy Extension Presentation Document***
*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(6)(10)(iii) of Regulation S-K.
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
December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiaries
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced recurring operating losses and violated a debt covenant and has not obtained a waiver of covenant violation from the bank. This condition causes all bank debt to be callable by the banks, requires current classification under U.S. generally accepted accounting principles, and therefore raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mountjoy Chilton Medley LLP
/s/ Mountjoy Chilton Medley LLP
Louisville, Kentucky
April 15, 2015

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$1,059	$1,589
Income tax receivable	—	7
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2014 and 2013) (Note 1)	10,019	11,456
Inventories (Note 1)	6,777	8,782
Prepaid expenses and other current assets	567	105
Property available for sale	398	—
Total current assets	18,820	21,939
Net property and equipment (Note 1)	18,742	21,826
Other assets
Deferred income taxes (Note 8)	97	97
Other non-current assets	131	170
Total other assets	228	267
Total assets	$37,790	$44,032

See accompanying notes to consolidated financial statements.	F-2

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

	2014	2013
LIABILITIES AND SHAREHOLDERS’ EQUITY	(in thousands)
Current liabilities
Current maturities of long-term debt (Note 4)	$15,911	$1,597
Bank overdrafts	79	594
Accounts payable	3,463	6,575
Income tax payable	27	—
Interest rate swap agreement liability (Note 1)	10	71
Payable to related parties (Note 11)	1,627	530
Other current liabilities	168	324
Total current liabilities	21,285	9,691
Long-term liabilities
Long-term debt, net of current maturities (Note 4)	—	16,295
Total long-term liabilities	—	16,295
Shareholders’ equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2014 and 2013; 8,049,622 and 7,192,479 shares issued in 2014 and 2013, respectively; 7,956,410 and 7,069,267 shares outstanding in 2014 and 2013, respectively	27	24
Additional paid-in capital	23,249	18,649
Stock warrants outstanding	1,025	—
Retained (losses) earnings	(7,652)	(379)
Accumulated other comprehensive loss	(10)	(71)
Treasury stock at cost, 93,212 and 123,212 shares in 2014 and 2013, respectively	(134)	(177)
Total shareholders’ equity	16,505	18,046
Total liabilities and shareholders’ equity	$37,790	$44,032

See accompanying notes to consolidated financial statements.	F-3

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2014 and 2013

	2014	2013
	(in thousands, except per share information)
Revenue from services	$5,051	$5,069
Revenue from product sales	112,353	131,684
Total revenue	117,404	136,753
Cost of sales for services	4,562	4,695
Cost of sales for product sales	110,250	129,862
Inventory adjustment for lower of cost or market (Note 1)	1,911	2,225
Total cost of sales	116,723	136,782
Selling, general, and administrative expenses	7,184	7,732
Total selling, general and administrative expenses	7,184	7,732
Impairment loss, intangibles (Note 3)	—	3,489
Loss before other income (expense)	(6,503)	(11,250)
Other income (expense)
Interest expense, including factoring fees and loan fee amortization	(849)	(1,920)
Gain on sale of assets	108	40
Gain on lawsuit settlement (Note 3)	—	625
Other income	9	77
Total other expense	(732)	(1,178)
Loss before income taxes	(7,235)	(12,428)
Income tax provision (Note 8)	38	1,388
Net loss	$(7,273)	$(13,816)
Basic loss per share	$(0.96)	$(1.96)
Diluted loss per share	$(0.96)	$(1.96)

See accompanying notes to consolidated financial statements.	F-4

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2014 and 2013

	2014	2013
	(in thousands)
Net loss	$(7,273)	$(13,816)

Other comprehensive income:
Unrealized gain on derivative instruments	61	79

Comprehensive loss	$(7,212)	$(13,737)

See accompanying notes to consolidated financial statements.	F-5

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2014 and 2013
(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Shares	Cost	Total
Balance as of January 1, 2013	7,192,479	$24	$18,281	$—	$13,437	$(150)	(248,212)	$(357)	$31,235
Unrealized gain on derivative instruments	—	—	—	—	—	79	—	—	79
Stock options	—	—	48	—	—	—	—	—	48
Securities issued	—	—	320	—	—	—	125,000	180	500
Net loss	—	—	—	—	(13,816)	—	—	—	(13,816)
Balance as of December 31, 2013	7,192,479	24	18,649	—	(379)	(71)	(123,212)	(177)	18,046
Common stock and warrants	857,143	3	1,952	1,025	—	—	30,000	43	3,023
Unrealized gain on derivative instruments	—	—	—	—	—	61	—	—	61
Stock option compensation	—	—	2,591	—	—	—	—	—	2,591
Common shares granted	—	—	57	—	—	—	—	—	57
Net loss	—	—	—	—	(7,273)	—	—	—	(7,273)
Balance as of December 31, 2014	8,049,622	$27	$23,249	$1,025	$(7,652)	$(10)	(93,212)	$(134)	$16,505

See accompanying notes to consolidated financial statements.	F-6

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014 and 2013

	2014	2013
	(in thousands)
Cash flows from operating activities
Net loss	$(7,273)	$(13,816)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,119	3,965
Inventory write-down	1,911	2,225
Stock expense - bonuses and options	2,516	48
Deferred income taxes	—	1,049
Impairment loss, intangibles and goodwill	—	3,489
Gain on sale of property and equipment	(108)	(40)
Gain on lawsuit settlement	—	(625)
Amortization of loan fees included in interest expense	73	302
Change in assets and liabilities
Receivables	1,437	1,888
Inventories	94	5,522
Income tax receivable/payable	34	1,430
Other assets	(292)	(60)
Accounts payable	(3,051)	267
Payable to related parties	1,097	30
Other current liabilities	(156)	(151)
Net cash (used in) from operating activities	(599)	5,523
Cash flows from investing activities
Proceeds from sale of property and equipment	139	130
Proceeds from lawsuit to cancel intangible asset	—	770
Purchases of property and equipment	(392)	(1,087)
Deposit from related party	—	500
Net cash (used in) from investing activities	(253)	313
Cash flows from financing activities
Loan fees capitalized	(245)	(103)
Proceeds from sale of redeemable securities	—	500
Proceeds from sale of common stock and warrants, net	3,063	—
Change in bank overdrafts	(515)	(29)
Proceeds from long-term debt	12,500	3,308
Payments on long-term debt	(14,481)	(9,849)
Net cash from (used in) financing activities	322	(6,173)
Net change in cash and cash equivalents	(530)	(337)
Cash and cash equivalents at beginning of year	1,589	1,926
Cash and cash equivalents at end of year	$1,059	$1,589

Supplemental disclosure of cash flow information:
Cash paid for interest	$838	$1,688
Tax refunds received	2	1,009
Cash paid for income taxes	6	12
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in equipment purchases accrual	$30	$(100)

See accompanying notes to consolidated financial statements.	F-7

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: The Recycling segment of Industrial Services of America, Inc. (a Florida Corporation) and its subsidiaries ("ISA" or "the Company") purchases and sells ferrous and nonferrous materials, including stainless steel, on a daily basis at our two wholly-owned subsidiaries, ISA Recycling, LLC (located in Louisville, Kentucky) and ISA Indiana, Inc. (serving southern Indiana). In the fourth quarter of 2013, management discontinued the production of stainless steel blends within this segment. Stainless steel blends are a subset of the stainless steel market. In July 2012, we opened the ISA Pick.Pull.Save used automobile yard, which is a new product line within the ISA Recycling segment ("Recycling" - see Segment information at Note 12). Through the Waste Services segment ("Waste Services" - see Segment information at Note 12), ISA also provides products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. This segment maintains contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. Our customers and subcontractors are located throughout the United States. This segment also installs or repairs equipment and rental equipment. Each of our segments bills separately for its products or services. Generally, services and products are not bundled for sale to individual customers. The products or services have value to the customer on a standalone basis.
Going Concern:  As described in Note 4, the Company was in violation of a minimum EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) covenant measured at December 31, 2014 with Wells Fargo Bank, its primary lender. Management has been unable to obtain a waiver of covenant noncompliance from the bank at the date the December 31, 2014 consolidated financial statements were issued. The bank and the Company have been in active negotiations to amend the credit facility to address a variety of matters. If successful, it is expected this amendment will embody a waiver of all previous noncompliance and a resetting of covenant measures to correspond to current forecasts for 2015. The Company plans to complete this amendment during the second quarter of 2015. The Wells Fargo covenant violation causes the Bank of Kentucky debt (see Note 4) to be in technical violation as well due to cross default provisions. Being in violation of loan covenants constitutes an event of default under the agreements and allows the banks, if they choose, to call the debt due. Accordingly, under U.S. accounting principles, this requires the debt to be classified as a current liability. If the Company is able to obtain a waiver of noncompliance from Wells Fargo, it will remedy the Bank of Kentucky debt violation as the Company was otherwise in compliance with those covenant measures.

Due to deteriorating market conditions for ferrous and certain non-ferrous products in late 2014 and continuing into early 2015, the Company has experienced worse than expected operating results. While it is management’s expectation that a bank amendment will be completed in the second quarter of 2015, there are no assurances this will occur. These conditions cause substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Our management services group provides our customers with evaluation, management, monitoring, auditing and cost reduction consulting of our customers’ non-hazardous solid waste removal activities. We recognize revenue related to the management aspects of these services when we deliver the services. We record revenue related to this activity on a gross basis because we are ultimately responsible for service delivery, have discretion over the selection of the specific service provided and the amounts to be charged, and are directly obligated to the subcontractor for the services provided. We are an independent contractor. If we discover that third party service providers have not performed, either by auditing of the service provider invoices or communications from our customers, we then resolve the service delivery dispute directly with the third party service supplier. Revenue from equipment rental is recognized monthly as earned.
Fair Value of Financial Instruments: We estimate the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2014, the estimated fair value of our debt instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the LIBOR rate. There is no readily available market by which to determine fair value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, we have determined that the fair value of our fixed rate debt approximates book value.
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
In accordance with this guidance, the following tables represent our fair value hierarchy for financial instruments, in thousands, at December 31, 2014 and 2013:

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2014:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,059	$—	$—	$1,059
Liabilities
Long term debt	$—	$(15,911)	$—	$(15,911)
Derivative contract - interest rate swap	—	(10)	—	(10)

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2013:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,589	$—	$—	$1,589
Liabilities
Long term debt	$—	$(17,892)	$—	$(17,892)
Derivative contract - interest rate swap	—	(71)	—	(71)
We have had no transfers in or out of Levels 1 or 2 fair value measurements. Other than the 2013 impairment of intangibles, we have had no activity in Level 3 fair value measurements for the years ended December 31, 2014 or 2013. See also Note 3 –“Intangibles” for additional information on impairment losses for intangibles in 2013.
Estimates: In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP"), management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates associated with goodwill and intangibles impairment tests, estimates of realizability of deferred income tax assets and liabilities, estimates of inventory balances and values, and estimates of stock option and warrant values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of inventory and machinery and equipment, and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts, transactions and profits have been eliminated.
Reclassifications: We have reclassified certain income statement items within the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for the prior years and prior quarters in order to be comparable with the current presentation. These reclassifications had no effect on previously reported net loss or shareholders' equity.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $100.0 thousand at December 31, 2014 and December 31, 2013. Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, estimated settlement adjustments, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables nor do we normally require collateral for receivables. Potential credit losses from our significant customers could adversely affect our results of operations or financial condition. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings. In general, we consider accounts receivable past due which are 30 to 60 days after the invoice date. We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.
Major Customer: North American Stainless ("NAS") is a major customer in Recycling. Sales to NAS equaled 13.3% of our consolidated revenue in 2014, and 37.5% of our consolidated revenue in 2013. The accounts receivable balance from NAS was $1.0 million and $2.8 million as of December 31, 2014 and 2013, respectively.
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
We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded net realizable value ("NRV") of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of sales) to the lower of cost or market.
Management spent much of 2014 working to assess the Company's automobile shredder residue ("ASR") process. Significant process and strategy changes associated with the ASR process have been made. These changes, combined with the significant metals market reduction in market demand and prices experienced in late 2014 and early 2015, caused management to perform a lower of cost-or-market assessment which resulted in an inventory write-down of $1.9 million as of December 31, 2014.
In the third quarter of 2013, a continuing reduction in market demand and prices for stainless steel occurred, which led to a reduction in stainless steel sales volumes and average stainless steel selling prices, resulting in ISA recording a net realizable value (NRV) inventory write-down of $1.9 million at September 30, 2013. Based on the final sale price of the remaining inventory in the fourth quarter of 2013 and the first quarter of 2014, we recorded an additional NRV inventory write-down of $325.0 thousand at December 31, 2013. Due to the high level of uncertainty regarding the economic environment and stainless steel market, as well as the Company's financing environment, in the fourth quarter of 2013, management determined to discontinue the production of stainless steel blends. As a result of reduced market prices and management's determination to discontinue the production of stainless steel blends, a lower of cost or market assessment was performed for our nickel content inventories as described above. The assessment embodied the assumption of immediate sale of these blends in their current state.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories as of December 31, 2014 and 2013 consist of the following:

	December 31, 2014
	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$3,827	$1,043	$477	$5,347
Waste equipment machinery	—	46	—	46
Other	—	13	—	13
Total inventories for sale	3,827	1,102	477	5,406
Replacement parts	1,371	—	—	1,371
Total inventories	$5,198	$1,102	$477	$6,777

	December 31, 2013
	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$4,856	$1,697	$600	$7,153
Waste equipment machinery	—	49	—	49
Other	—	30	—	30
Total inventories for sale	4,856	1,776	600	7,232
Replacement parts	1,550	—	—	1,550
Total inventories	$6,406	$1,776	$600	$8,782
We allocated $476.7 thousand in processing costs to inventories as of December 31, 2014 and $599.7 thousand as of December 31, 2013.
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
Property and equipment, in thousands, as of December 31, 2014 and 2013 consist of the following:

	Life	2014	2013
Land		$5,745	$6,026
Equipment and vehicles	1-10 years	25,287	25,500
Office equipment	1-7 years	2,057	2,057
Rental equipment	3-5 years	5,919	5,678
Building and leasehold improvements	5-40 years	8,602	9,067
		$47,610	$48,328
Less accumulated depreciation and amortization		28,868	26,502
		$18,742	$21,826

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation expense for the years ended December 31, 2014 and 2013 was $3.1 million and $3.3 million, respectively. Of the $3.1 million of depreciation expense recognized in 2014, $2.8 million was recorded in cost of sales, and $0.3 million was recorded in general and administrative expense. Of the $3.3 million of depreciation expense recognized in 2013, $2.9 million was recorded in cost of sales, and $0.4 million was recorded in general and administrative expense.
A typical term of our rental equipment leases is five years. The revenue stream is based on monthly usage and recognized in the month of usage. We record purchased rental equipment, including all installation and freight charges, as a fixed asset. We are typically responsible for all repairs and maintenance expenses on rental equipment.
Based on existing agreements, future operating lease revenue from rental equipment for each of the next five years, in thousands, is estimated to be:

2015	$1,847
2016	1,516
2017	1,026
2018	532
2019	166

$5,087

Factoring Fees and Certain Banking Expenses: We have included factoring fees and certain banking expenses relating to our loans and loan restructuring within interest expense. The loan fees amortization totaled $72.9 thousand and $301.5 thousand for the years ended December 31, 2014 and 2013, respectively.
We had entered into factoring agreements with various European financial institutions to sell our accounts receivable under non-recourse agreements. These transactions are treated as a sale and were accounted for as a reduction in accounts receivable because the agreements transfer effective control and risk related to the receivables to the buyers. Thus, cash proceeds from these arrangements are reflected in the change of accounts receivable in our statements of cash flows each period. We do not service any factored accounts after the factoring has occurred. We do not have any servicing assets or liabilities. We had utilized factoring arrangements as an integral part of our financing for working capital. The aggregate gross amount factored under these facilities was $0.0 million and $31.9 million for the years ended December 31, 2014 and 2013, respectively. Our loss on these transactions, the cost of factoring such accounts receivable, is reflected in the accompanying consolidated statements of operations as interest expense with other financing costs. The cost of factoring such accounts receivable for the years ended December 31, 2014 and 2013 was $0.0 thousand and $121.6 thousand, respectively.

Shipping and Handling Fees and Costs: Shipping and handling charges incurred by the Company are included in cost of sales and shipping charges billed to the customer are included in revenues in the accompanying consolidated statements of income.

Advertising Expense: Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was $0.5 thousand and $36.3 thousand for the years ended December 31, 2014 and 2013, respectively.
Derivative and Hedging Activities: We are exposed to market risk stemming from changes in metal commodity prices, and interest rates. In the normal course of business, we actively manage our exposure to these market risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. Derivative financial instruments currently used by us consist of interest rate swap contracts. Derivative financial instruments are accounted for under the provisions of the FASB's authoritative guidance titled “ASC 815 - Derivative and Hedging.” Under these standards, derivatives are carried on the balance sheet at fair value. Our interest rate swaps are designated as a cash flow hedge, and the effective portions of changes in the fair value of the derivatives are recorded as a component of other comprehensive income or loss and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in gain or loss on derivative liabilities. Cash flows related to derivatives are included in operating activities.
We do not enter into any interest rate swap derivative instruments for trading purposes. We recognize as an adjustment to interest expense the differential paid or received on interest rate swaps. We include in other comprehensive income the change in the

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

fair value of the interest rate swap, which is established as an effective hedge. We include the required disclosures for interest rate swaps in Note 4 – “Long Term Debt and Notes Payable to Bank” of our Notes to Consolidated Financial Statements.
During 2014 and 2013, we did not use derivative instruments in the form of commodity hedges to assist in managing our commodity price risk. We do not enter into any commodity hedges for trading purposes.
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
The FASB has issued guidance, included in the ASC, related to the accounting for uncertainty in income taxes recognized in financial statements. The Company recognizes uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC.  The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. The Company has no liability for uncertain tax positions recognized as of December 31, 2014 and 2013.
As a policy, the Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expenses. The tax years 2011 thru 2014 remain open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which the Company is subject. See also Note 8 - "Income Taxes" for additional information relating to income taxes.
Earnings (Loss) Per Share: Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of stock options and warrants.
Accumulated Other Comprehensive Income (Loss): Comprehensive income (loss) is net income (loss) plus certain other items that are recorded directly to shareholders’ equity. Amounts included in accumulated other comprehensive loss for our derivative instruments are not recorded net of tax in 2014 and 2013 due to the valuation allowance recorded. See Note 8 - "Income Taxes" for additional information relating to the valuation allowance.
Statement of Cash Flows: The statements of cash flows have been prepared using a definition of cash that includes deposits with original maturities of three months or less.
Stock Option Arrangements: We have an employee stock option plan under which we may grant options for up to 2.4 million shares of common stock, which are reserved by the board of directors for issuance of stock options. We provide compensation benefits by granting stock options to employees and directors. The exercise price of each option is equal to the market price of our stock on the date of grant. The maximum term of the option is five years. We account for this plan based on FASB’s authoritative guidance titled "ASC 718 - Compensation - Stock Compensation." We recognize share-based compensation expense for the fair value of the awards, on the date granted on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 between the Company and Algar (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1.5 million shares of Company common stock at an exercise price per share of $5.00.
The Company uses the Modified Black-Scholes-Merton option-pricing model to value the Company's stock options for each employee stock option award. The Company uses the Lattice-Based model to value the Company's stock options for the Algar stock option awards due to market and performance conditions (see Note 13 - "Share Based Compensation"). Using these option-pricing models, the fair value of each stock option award is estimated on the date of grant.
There are two significant inputs into the stock option pricing models: expected volatility and expected term. We estimate expected volatility based on traded option volatility of the Company's stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company's stock option plans and represents the period of time that stock option awards granted are expected to be outstanding.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The expected term assumption incorporates the contractual term of an option grant, as well as the vesting period of an award. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted. The assumptions used in calculating the fair value of stock-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.
Treasury shares or new shares are issued for exercised options. The Company does not expect to repurchase any additional shares within the following annual period to accommodate the exercise of outstanding stock options.
Under the long term incentive plan, we may grant any of these types of awards: non-qualified and incentive stock options; stock appreciation rights; and other stock awards including stock units, restricted stock units, performance shares, performance units, and restricted stock. The performance goals that we may use for such awards will be based on any one or more of the following performance measures: cash flow; earnings; earnings per share; market value added or economic value added; profits; return on assets; return on equity; return on investment; revenues; or total shareholder return.
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
Subsequent Events: We have evaluated the period from December 31, 2014 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements and the following events were identified:
During 2014, ISA made the decision to move its Seymour, Indiana facility from a company-owned property to a leased property.  In conjunction with this decision, the company signed an agreement to sell its Seymour facility in 2014.  This property is classified as property available for sale on the December 31, 2014 consolidated balance sheet and is held within the Recycling segment. The sale of this property closed in February 2015.  Also, in conjunction with this decision, the company signed a lease, effective December 1, 2014, to lease a facility in the Seymour area.  This lease is for a period of three years.  The company has the option to extend the lease for three (3) additional three (3) year periods.  Rent is $8,000 per month and increases each year by $200 per month.  In the event ISA exercises the option to renew the lease for a second three-year term, at the end of the second three-year term, ISA has the option to purchase the property.
As of January 2, 2015, we awarded options to purchase 20,000 shares of our common stock to our CFO, Todd Phillips. These options vest over a three-year period, with1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three year anniversary of the grant date. The exercise price per share of the options is $5.71, the fair value as of the grant date.
Impact of Recently Issued Accounting Standards:
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2016,

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

including interim periods within that reporting period. Early application is not permitted. We have not yet assessed the impact of the adoption of ASU 2014-09 on our Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  We have not yet assessed the impact of the adoption of ASU 2014-15 on our Consolidated Financial Statements.

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

The Management Agreement gives Algar the right to appoint the Company’s President and one additional executive officer of the Company. The Company is required to reimburse Algar on a monthly basis for its pre-approved expenses, as defined in the Management Agreement, including expenses associated with the salaries of its executive appointees and employees. The Management Agreement also provides that the Company’s board of directors will increase to up to seven members. The Company and Algar have also agreed that Algar, subject to certain limitations and Nasdaq listing requirements, may cause the appointment of up to two members, one of whom will serve as Vice Chairman. Under the Management Agreement, Algar will be paid a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s pre-tax income during the term. The term of the Management Agreement is effective December 1, 2013 and extends through December 31, 2016, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement.

Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 between the Company and Algar (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1.5 million shares of Company common stock at an exercise price per share of $5.00. The first 375.0 thousand share options vested and became exercisable on December 1, 2013. The second 375.0 thousand share options vested and became exercisable after the market price of our Common Stock reached $6.00 per share during 2014. The third 375.0 thousand share options vest and become exercisable only if and after the market price of our Common Stock reaches $8.00 per share or Company revenue following an acquisition increases by $90.0 million. The fourth 375.0 thousand share options vest and become exercisable only if and after the market price of our Common Stock reaches $9.00 per share or Company revenue following an acquisition increases by $120.0 million.

Subject to the terms and conditions set forth in the Stock Option Agreement, the options became exercisable on December 1, 2013; provided, however, the options shall become immediately exercisable for all 1.5 million option shares upon the first to occur of any of the following: (i) the termination of Algar's services under the Management Agreement by the Company without cause; (ii) the termination of Algar's services under the Management Agreement by Algar for good reason; or (iii) upon the occurrence of a change in control (with such vesting and expiration timed to give Algar the right to exercise the options immediately before the expiration triggered by the change in control). All rights of Algar will terminate with respect to the options and Algar will have no further rights under the Stock Option Agreement if Algar's Services under the Management Agreement are terminated by the Company for cause, by Algar without Good Reason, or the Management Agreement is terminated automatically for legal and regulatory reasons.

The options shall expire and be of no further force or effect on the earlier of (i) the closing of a change of control transaction, (ii) immediately upon termination of Algar's services under the Management Services Agreement by the Company for cause or by Algar without good reason, (iii) immediately if the issuance of the options is not ratified by the Company's shareholders at a special meeting, (iv) upon the expiration of the term of the Management Agreement, or (v) three years after the date of the Stock Option Agreement. At the annual meeting of shareholders of the Company on October 15, 2014, shareholders approved the issuance of these options. See also Note 13 - "Share Based Compensation" for additional information about the accounting for these and other options outstanding.

Sean Garber, Algar’s Chairman and Chief Executive Officer, formerly served as the Company’s President from 1997 to 2000. Mr. Garber is also Algar’s largest shareholder. Algar is located in Louisville, Kentucky and specializes in the procurement and sale of new and used auto parts as well as automotive and metal recycling.

In connection with the Management Agreement, Mr. Garber and Orson Oliver, the Company’s interim Chief Executive Officer and Chairman of the board of directors, received an Irrevocable Proxy from each of Harry Kletter, K & R, LLC and the Harry Kletter Family Limited Partnership (collectively, “Kletter”), which provides Mr. Oliver and Mr. Garber joint voting authority over the shares owned by Kletter, approximately 25.7% of the Company’s issued and outstanding common stock. As of December 31, 2013, Kletter was the Company’s largest shareholder. Messrs. Oliver and Garber have entered into a separate agreement in which, among other things, they agree to vote their proxies in favor of matters approved by the Company’s board of directors.

Under the Management Agreement, the Company and Algar have agreed to use their best efforts to effect a business combination between them as soon as is reasonably practicable. As of December 31, 2014, the Company and Algar have not effected a business combination transaction between them. Negotiations are currently in abeyance.

On December 2, 2013, in connection with the Management Agreement, the Company’s board of directors appointed Sean Garber as President. Mr. Garber replaced Orson Oliver who had been serving as interim President. As of December 31, 2014, Mr. Oliver continues to serve as the Company’s Chairman and interim Chief Executive Officer.

Under the Management Agreement, the Company is required to reimburse Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Management Agreement in an amount not to exceed $20.8 thousand per month, or $250.0 thousand per year. The Company appointed Mr. Garber to the Company’s board of directors on October 15, 2014. Mr. Garber was appointed Vice Chairman at that time.

NOTE 3 - INTANGIBLES
Intangibles: Purchased intangible assets are initially recorded at cost and finite life intangible assets are amortized over their useful economic lives on a straight line basis. Intangible assets having indefinite lives and intangible assets that are not yet ready for use are not amortized and are reviewed annually for impairment as required by the FASB's ASC. The Company had no intangible assets having indefinite lives during 2014 or 2013.
Through November 2013, we had three finite-lived intangible assets for which we recorded amortization: a trade name, a non-compete agreement, and a customer list relating to the acquisition of a business focusing on the stainless steel blends market. We amortized the trade name and non-compete agreements using a method that reflected the pattern in which the economic benefits were consumed or otherwise used over a 5-year life as stated in the agreements. We amortized the customer list on a straight-line basis over a 10-year life as estimated by management. We incurred amortization expense related to these assets of $0.0 thousand and $641.0 thousand for the years ended December 31, 2014 and 2013, respectively. Pursuant to a legal settlement, we canceled $144.7 thousand of our non-compete agreements balance effective February 28, 2013. A gain of $625.3 thousand was recorded as a result of this settlement.
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
Due to the continued decline in market-dependent variables, including prices of stainless steel materials, management determined the Company should discontinue production of stainless steel blends, a subset of the stainless steel market, in the fourth quarter of 2013. With this change in strategy, management determined the value of the intangible assets related to the stainless steel blend business was impaired. The Company recorded an impairment loss of approximately $3.5 million for the remaining value

NOTE 3 - INTANGIBLES (Continued)

of these intangible assets in that quarter. These assets were previously included in Recycling. As of December 31, 2014 and 2013, the Company has no intangible assets recorded on its balance sheet.

NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE TO BANK
As of December 31, 2014, the Company had credit facilities with each of The Bank of Kentucky, Inc. ("KY Bank") and Wells Fargo Bank, National Association ("the Bank"). As of December 31, 2013, the Company had credit facilities with the KY Bank and Fifth Third Bank. The credit facilities with Fifth Third Bank were fully paid off in June 2014 as more fully described below.
As of December 31, 2014, the Company was not in compliance with its financial covenants with the Bank. The Company is reviewing the impact of this non-compliance with the Bank. Under GAAP, all of the Company’s debt is required to be classified in the accompanying balance sheet as of December 31, 2014 as a current liability. The bank has not accelerated the indebtedness.

On October 15, 2013, WESSCO, LLC ("WESSCO"), a wholly-owned subsidiary of the Company, signed two promissory notes (collectively, the "KY Bank Notes") in favor of The Bank of Kentucky, Inc., one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay $3.0 million against the Company’s loan from Fifth Third Bank. WESSCO used the Line of Credit Note to purchase additional equipment.  The Company is a guarantor of the KY Bank Notes.  The Company has also signed a $3.0 million demand promissory note (the “Company Note”) in favor of WESSCO in exchange for the proceeds of WESSCO’s Term Note.

During 2014, the draw period of the Line of Credit Note expired and the outstanding balance automatically converted into a term note ("Line of Credit Term Note") with a five year term. As of December 31, 2014, $0.6 million was outstanding on this Line of Credit Term Note. On January 15, 2015, the Company signed a new line of credit ("2015 Line of Credit Note") in the amount of $1.0 million with KY Bank in order to purchase additional equipment. The draw period for the 2015 Line of Credit Note will expire on January 14, 2016, at which time the outstanding balance will be converted into a term note with a five year term.
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

The interest rate on the KY Bank Notes and the Company Note is equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which have a final maturity date of October 14, 2019.  As of December 31, 2014, the interest rate was 3.65%. In the event of a default, the interest rate under the KY Bank Notes (but not the Company Note) will increase by five percent (5.00%).  Events of default under the KY Bank Notes include (a) the failure to pay (i) any installment of principal or interest payable pursuant to the Term Note or the Line of Credit Note on the date when due, or (ii) any other amount payable to KY Bank under the KY Bank Notes, the Security Agreement or any of the other Loan Documents within five (5) days after the date when any such payment is due in accordance with the terms thereof; (b) the occurrence of any default under the Wells Fargo security agreement; (c) the occurrence of any default under any of the documents evidencing or securing any other loan made to WESSCO or the Company (except that if there is an event of default under the documents evidencing the Wells Fargo Loan, it will not constitute an event of default under the KY Bank Notes if Wells Fargo Bank and the Company enter into a forbearance agreement within sixty (60) days of that event of default); and (d) the occurrence of any other “Event of Default” under the Security Agreement or any of the other Loan Documents. The only event of default under the Company Note is the failure of the Company to pay all funds due to WESSCO on demand.

The principal under the Term Note is payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. Interest will be calculated as noted above and paid each month. The first payment commenced November 1, 2013, and the final unpaid principal amount of $60.0 thousand, together with  all accrued and unpaid

NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE TO BANK (Continued)

interest, charges, fees, or other advances, if any, is to be paid on November 1, 2018. As of December 31, 2014, the outstanding principal balance on the Term Note was $2.4 million. With respect to the Line of Credit Note, WESSCO requested advances up to $1.0 million for twelve (12) months after the effective date of the Line of Credit Note (the "Draw Period").  Advances were limited to eighty percent (80%) of the purchase price for equipment.  Advances made to WESSCO that were repaid were re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the Line of Credit Note were made monthly. The total of all advances, less any repayments, through the end of the Draw Period, were equal to the principal balance of the Line of Credit Note, and no further advances were made after the Draw Period.  At the conclusion of the Draw Period, the principal and interest were payable in sixty (60) monthly installments that commenced on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, were paid. As of December 31, 2014, the outstanding principal balance on the Line of Credit Note was $577.0 thousand.

WESSCO cannot make demand for payment of the Company Note before December 31, 2016. In connection with these transactions, WESSCO paid loan fees in 2013 totaling $20.0 thousand and other customary fees.

On June 13, 2014, the Company entered into a senior, secured credit facility (the "Credit Agreement") with Wells Fargo Bank, National Association pursuant to which the Bank granted the Company a revolving line of credit of up to $15.0 million (the "Revolving Loan"), up to $1.0 million of which is available to the Company as a sub-facility for letters of credit. The Company may borrow up to 85% of the value of its eligible accounts receivable and 65% of the value of eligible inventory under the Revolving Loan. As of December 31, 2014, an availability block that limits borrowings under the revolver in the amount of $1.3 million is in place. As we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.25:1, the availability block shall reduce to $1.0 million. As we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.50:1, the availability block shall reduce to zero. These financial ratios were not met and accordingly this availability remains in place.
The Credit Agreement also provided the Company with a secured equipment term loan of $2.8 million (the "Term Loan"). The Company used the proceeds from the Credit Agreement to repay in full its prior credit facility with Fifth Third Bank (the "Prior Credit Agreement").
The interest rate on the Revolving Loan is equal to daily three month LIBOR plus three percent (3.00%). The interest rate on the Term Loan is equal to daily three month LIBOR plus three and 25/100 percent (3.25%). In the Event of a Default (as defined in the Credit Agreement) under either the Revolving Loan or the Term Loan, the interest rate will increase by two percent (2.0%). Each of the Revolving Loan and the Term Loan has a maturity date of June 13, 2019. As of March 19, 2015, the lender has decreased the borrowing base block, thereby increasing the availability of capital under our revolving line of credit by $350,000. We are charged $5,000 per week for each week in which we utilize this additional $350,000.
The Company is subject to a prepayment fee of up to 2.00% of the maximum Revolving Loan and Term Loan amount in the event the Credit Agreement is terminated or prepaid prior to June 13, 2018.
Interest under the Revolving Loan is payable monthly in arrears. Principal and interest under the Term Loan is payable in sixty (60) monthly installments, with the first payment commencing July 1, 2014, and the final unpaid principal amount, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on June 13, 2019.
The Credit Agreement contains customary covenants, including a minimum EBITDA covenant, a capital expenditure covenant, and a fixed charge coverage ratio covenant, measured monthly on a trailing twelve month basis at the end of each month, beginning with the month ending June 30, 2015 of not less than 1.25 to 1.00. As of December 31, 2014, we were not in compliance with our bank financial covenants. As of December 31, 2014, we have $0.6 million under our existing credit facilities that we can use.
The Company and each of its wholly-owned subsidiaries, other than WESSCO, LLC ("WESSCO"), granted the Bank a first priority security interest in all of their assets pursuant to a Security Agreement, and each of the Company's subsidiaries guaranteed the Company's obligations under the Credit Agreement pursuant to a Continuing Guaranty; provided that WESSCO's guarantee is subordinated to its obligations to the KY Bank (described above), pursuant to a subordination agreement among Wessco, the Bank and the KY Bank. The Company paid fees in 2014 totaling $245.0 thousand related to the Credit Agreement.
Swap agreements

NOTE 4 - LONG TERM DEBT AND NOTES PAYABLE TO BANK (Continued)

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.4 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At December 31, 2014, we recorded the estimated fair value of the liability related to this swap at approximately $10.0 thousand.
We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts and forecasted amounts.     See Note 1 – “Summary of Significant Accounting Policies – Derivative and Hedging Activities” in the Notes to Consolidated Financial Statements for additional information about these derivative instruments.
The following table outlines the notional amounts, in thousands, related to the interest rate swaps as of December 31, 2014:

	Notional Amount	Rate
Swap with KY Bank	$2,361	4.74%
Our long term debt as of December 31, 2014 and 2013 consisted of the following:

	2014	2013
	(in thousands)
Revolving credit facility of $15.0 million in 2014 with Wells Fargo Bank. See above description for additional details.	$10,453	$—
Note payable to Wells Fargo Bank in the original amount of $2.8 million secured by shredder system assets and other Recycling equipment. See above description for additional details.	2,520	—
Revolving credit facility of $15.0 million and $25.0 million in 2014 and 2013 with Fifth Third Bank, retired in 2014.	—	12,755
Note payable to Fifth Third Bank in the original amount of $8.8 million secured by our rental fleet equipment, our shredder system assets, and a crane, retired in 2014.	—	1,495
Note payable to Fifth Third Bank in the original amount of $1.3 million secured by equipment purchased with the proceeds, retired in 2014.	—	298
Loan and Security Agreement payable to Fifth Third Bank in the original amount of $226.9 thousand secured by the equipment purchased with the proceeds, retired in 2014.	—	75
Note payable to Fifth Third Bank in the original amount of $115.0 thousand secured by the equipment purchased with the proceeds, retired in 2014.	—	51
Note payable to the Bank of Kentucky, Inc. in the original amount of $3.0 million secured by all WESSCO assets. See above description for additional details.	2,361	2,910
Revolving credit facility converted to term loan with the Bank of Kentucky, Inc. See above description for additional details.	577	308
	15,911	17,892
Less current maturities	15,911	1,597
	$—	$16,295
The annual maturities of long term debt, in thousands, for the next five years and thereafter as of December 31, 2014 are as follows:

2015	$15,911
2016	—
2017	—
2018	—
2019	—

Total long-term debt	$15,911

NOTE 5 - LEASE COMMITMENTS
Operating Leases:
We lease our Louisville, Kentucky facility from a related party (see Note 11 - "Related Party Transactions") under an operating lease expiring December 31, 2017. Effective January 1, 2013, the lease amount increased from $48.5 thousand to $53.8 thousand per month based on the CPI index as stated in the lease agreement. In addition, the Company is also responsible for real estate taxes, insurance, utilities and maintenance expense.
The company signed a lease, effective December 1, 2014, to lease a facility in the Seymour, Indiana area.  This lease is for a period of three years.  The company has the option to extend the lease for three (3) additional three (3) year periods.  Rent is $8.0 thousand per month and increases each year by $200 per month.  In the event ISA exercises the option to renew the lease for a second three-year term, at the end of the second three-year term, ISA has the option to purchase the property.
The company signed a lease, effective October 1, 2014, to lease three cranes for $28.9 thousand per month.  This lease is for a period of five years.
We lease equipment from a related party (see Note 11 - "Related Party Transactions") under operating leases expiring November 2015 and May 2016 for a monthly payment totaling $10.5 thousand.
We lease office space in Dallas, Texas. The lease was renewed effective October 1, 2014 for a period of six months with monthly payments of $1.0 thousand. The lease will not be renewed, but will continue until April 15, 2015.
We lease a lot in Louisville, KY for a term that commenced in March 2012 and ends in February 2016. The monthly payment amount from March 2012 through February 2014 was $3.5 thousand. Beginning March 2014, the monthly payment amount increased to $3.8 thousand for the remaining term.
Future minimum lease payments for operating leases, in thousands, as of December 31, 2014 are as follows:

2015	$1,274
2016	1,140
2017	1,106
2018	368
2019	275

Future minimum lease payments	$4,163
Total rent expense for the years ended December 31, 2014 and 2013 was $981.7 thousand and $994.6 thousand, respectively.
NOTE 6 - PROVISION FOR EMPLOYEE TERMINATIONS AND SEVERANCES

For the years ended December 31, 2014 and 2013, the Company expensed $35.8 thousand and $70.0 thousand, respectively, for costs related to employee terminations and severances.
NOTE 7 - EMPLOYEE RETIREMENT PLAN
We maintain a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Beginning January 1, 2013, eligible employees may contribute up to 100.0% of their annual salary to meet the IRS limit of $17.5 thousand. Under the plan, we match 25.0% of each eligible employee’s voluntary contribution up to 6.0% of their gross salary. We also offer an additional discretionary match for eligible employees who contribute 7.0% - 10.0% of their weekly wages. In an effort to decrease expenses, we suspended the employee match under the plan for an undetermined period of time effective March 1, 2014. The expense under the plan for the years ended December 31, 2014 and 2013 was $6.6 thousand and $49.0 thousand, respectively.

NOTE 8 - INCOME TAXES
The income tax provision (benefit), in thousands, consists of the following for the years ended December 31, 2014 and 2013:

	2014	2013
Federal
Current	$—	$(25)
Deferred	—	(357)
	—	(382)
State and Local
Current	38	364
Deferred	—	1,406
	38	1,770
	$38	$1,388

A reconciliation of income taxes at the statutory rate to the reported provision (benefit), in thousands, is as follows:

	2014	2013
Federal income tax at statutory rate	$(2,460)	$(4,225)
State and local income taxes, net of federal income tax effect	(221)	(371)
Permanent differences	—	1,140
Increase in deferred tax asset valuation allowance	3,035	4,752
Other differences	(316)	92
	$38	$1,388

NOTE 8 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets, in thousands, as of December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax liabilities
Property and equipment	$(2,131)	$(2,735)
Gross deferred tax liabilities	(2,131)	(2,735)
Deferred tax assets
Intangibles and goodwill	2,535	2,919
Accrued property taxes	13	10
Allowance for doubtful accounts	41	43
Inventory capitalization	83	120
Stock options	1,084	62
Federal net operating loss carry forward	3,920	2,413
State net operating loss carry forward	1,659	1,521
State recycling equipment tax credit carry forward	4,604	4,617
Interest rate swap	4	30
Accrued expenses	223	—
Other	11	11
Gross deferred tax assets	14,177	11,746
Valuation allowance	(11,949)	(8,914)
Net deferred tax assets	$97	$97
At December 31, 2014, we have deferred recycling equipment state tax credit carry forwards of $4.6 million relating to our shredder purchase which do not expire. This tax credit is limited to 25 percent of our Kentucky state income tax liability which includes the Limited Liability Entity Tax, which is based on gross receipts or gross profits. We used the available state tax credits of $16.4 thousand and $15.0 thousand in 2014 and 2013, respectively.
At December 31, 2014, we have a Federal net operating loss ("NOL") carry forward of $11.5 million which expire beginning in 2033. We also have state NOL carry forwards of $24.7 million as of December 31, 2014. The majority of the state NOL carry forwards relate to losses in Kentucky which expire beginning in 2031.
A deferred tax asset valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider the projected realization of tax benefits based on expected levels of future taxable income, considering recent operating losses, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in the state in carry back years. As of December 31, 2014, management determined that only the state recycling equipment tax credit carry forwards would be realized to the extent of $97.0 thousand and reserved all other net deferred tax assets by increasing the related valuation allowance. The state tax credit carry forwards have been reduced to their net realizable value based upon estimates of future gross profits and utilization of the credit in the foreseeable future.
The recorded valuation allowance, in thousands, consisted of the following at December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Valuation allowance, beginning of year	$8,914	$4,162
Increase in deferred tax asset valuation allowance	3,035	4,752
Valuation allowance, end of year	$11,949	$8,914

NOTE 9 - CASH AND STOCK DIVIDENDS
Under our loan agreement with Wells Fargo, the Company covenants that so long as Wells Fargo remains committed to make any advance or extend any other credit to us, or any obligations remain outstanding, the Company will not declare or pay any dividend or distribution (either in cash or any other property in respect of any stock) or redeem, retire, repurchase or otherwise acquire any stock, other than dividends and distributions by subsidiaries of parent to parent.
In 2014 and 2013, the Board of Directors did not declare a cash or stock dividend.
NOTE 10 – PER SHARE DATA
The computation for basic and diluted loss per share is as follows:

	2014	2013
	(in thousands, except per share information)
Basic loss per share
Net loss	$(7,273)	$(13,816)
Weighted average shares outstanding	7,559	7,038
Basic loss per share	$(0.96)	$(1.96)
Diluted loss per share
Net loss	$(7,273)	$(13,816)
Weighted average shares outstanding	7,559	7,038
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	7,559	7,038
Diluted loss per share	$(0.96)	$(1.96)
NOTE 11 - RELATED PARTY TRANSACTIONS
The Company has entered into various transactions with related parties including the Estate of the Company’s founder and principal shareholder as of December 31, 2013 and former Chief Executive Officer ("former CEO"), Harry Kletter and an affiliated company, K&R. Because these entities have common ownership, our operating results or our financial position may be materially different from those that would have been obtained if the entities were autonomous.
During January 2014, Mr. Kletter passed away. K&R and Kletter Holding, LLC are now controlled by Orson Oliver, the executor of Mr. Kletter's estate.
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
In addition to serving as the Company's Chairman of the Board and interim CEO, Orson Oliver is also the executor of Mr. Kletter's estate and had previously received an Irrevocable Proxy from each of Mr. Kletter, K & R and the Harry Kletter Family Limited Partnership (collectively, “Kletter”), which provided Mr. Oliver and Sean Garber joint voting authority over the shares owned by Kletter (see Note 2 - "Management Services Agreement with Algar, Inc."). Mr. Oliver serves as general partner of the Harry Kletter Family Limited Partnership, a position he assumed following Mr. Kletter's death.
Except as noted below, all agreements between the Company and K&R are expected to remain in effect according to the terms of each agreement.

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

A summary of the Company's transactions involving K&R, in thousands, as of December 31, 2014 and 2013 is as follows:

	2014	2013
Balance sheet accounts:
Accounts receivable	$32.2	$13.4

Deposit payable to related party	$500.0	$500.0

Deposits (included in other long-term assets)	$42.1	$42.1

Accrued rent payable	$577.7	$30.0

Income statement activity:
Rent expense (property)	$646.0	$646.0

Lease expense (equipment)	$126.0	$126.0

Consulting fees	$—	$140.0
The Company leases its corporate offices, processing property and buildings in Louisville, Kentucky from K&R pursuant to the K&R lease. Deposits include one month of the original lease agreement’s rent in advance in the amount of $42.1 thousand. Effective January 1, 2013, the lease amount increased from $48.5 thousand to $53.8 thousand per month based on the CPI index as stated in the lease agreement. As of December 31, 2014, we recorded an accrual of $577.7 thousand for rent expense owed to K&R.
Under a Consulting Agreement, the Company engaged K&R as a consultant and retained the services of K&R management personnel to perform planning and consulting services with respect to the Company’s businesses, including the preparation of business plans, pro forma budgets, and assistance with general operational issues. The consulting fees were $240.0 thousand per annum, payable in equal monthly installments of $20.0 thousand. Mr. Kletter was compensated through these consulting fees. As of December 31, 2012, we extended this consulting agreement for one year according to the terms of the contract. In connection with Mr. Kletter's retirement from his positions of CEO and Director and the termination of the Blue Equity Management Agreement, the Consulting Agreement was terminated effective July 31, 2013.
Effective December 1, 2010, the Company and K&R entered into a lease agreement under which the Company leases equipment from K&R for a monthly payment of $5.5 thousand for five years.
Effective June 1, 2011, the Company and K&R entered into a lease agreement under which the Company leases equipment from K&R for a monthly payment of $5.0 thousand for five years.
On September 13, 2013, K&R made a $500.0 thousand refundable, non-interest bearing deposit with the Company related to K&R's potential purchase of a piece of the Company's real property located at 1565 East 4th Street in Seymour, Indiana. The Company was permitted and has used the deposited funds for general corporate purposes. The Company has been informed by K&R that K&R is no longer interested in acquiring the property, however the Company may repay K&R at a later date to be determined. For the period ended December 31, 2014, this deposit is included as a current liability entitled "Payable to related parties" for $500.0 thousand.

Other related-party transactions are as follows:

Board of Directors' fees and consulting fees:

As of December 31, 2014 and 2013, respectively, we had outstanding unpaid Board of Directors' fees of $70.0 thousand and $71.0 thousand. We expensed financial consulting fees of $25.0 thousand and $95.0 thousand during 2014 and 2013, respectively, to two of our directors.

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

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
Consulting Agreement with James K. Wiseman:
On October 29, 2013, James K. Wiseman notified the Company of his intent to retire as the Company’s Vice President and General Manager of Recycling and resign from all other positions he held with the Company and its subsidiaries. Mr. Oliver, interim Chief Executive Officer and interim President, became responsible for the day-to-day operations of the Company.

Because of Mr. Wiseman’s experience with the Company and in the scrap metal industry, on November 1, 2013, the Company and Mr. Wiseman entered into a Consulting Agreement (the “Wiseman Consulting Agreement”) pursuant to which Mr. Wiseman provided consulting services to the Company with respect to that industry with compensation at a monthly rate of $10.0 thousand. The Wiseman Consulting Agreement provided for the termination of Mr. Wiseman’s employment with the Company as the Vice President and General Manager of Recycling, a position he had initially held in accordance with an Executive Employment Agreement with the Company dated as of April 4, 2007.

The Wiseman Consulting Agreement terminated by its terms on November 1, 2014. During the consulting period, the Company paid premiums for Mr. Wiseman’s COBRA coverage to the extent of the amount of coverage premiums paid by the Company immediately before Mr. Wiseman’s termination of employment.

In connection with the Wiseman Consulting Agreement, Mr. Wiseman granted the Company a release of its obligations to pay any salary and welfare plan benefits under his Executive Employment Agreement. The Company granted Mr. Wiseman a release of his non-competition obligations under that agreement, but the Wiseman Consulting Agreement provided that Mr. Wiseman may not solicit Company employees to leave the Company during the consulting period and for two years thereafter.

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

Under the Management Agreement, Algar will be paid a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s adjusted pre-tax income (as defined) during the term. Subject to shareholder approval and restrictions on exercisability set forth in the Stock Option Agreement (as defined), the Company granted Algar an option to purchase a total of 1.5 million shares of Company common stock at an exercise price per share of $5.00. At the annual meeting of shareholders of the Company on October 15, 2014, shareholders approved the issuance of these options. During the year ended December 31, 2014, we accrued a bonus payable to Algar in the amount of $549.0 thousand per the Management Agreement. We expect this amount to be paid during 2015.

NOTE 11 - RELATED PARTY TRANSACTIONS (Continued)

On December 2, 2013, in connection with the Management Agreement, the Company’s board of directors appointed Sean Garber as President. Under the Management Agreement, the Company is required to reimburse Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Management Agreement in an amount not to exceed $20.8 thousand per month, or $250.0 thousand per year plus other expenses.

As of December 31, 2014 and 2013, respectively, we expensed management fees to Algar of $250.0 thousand and $20.8 thousand for the portion of Mr. Garber's salary. As of December 31, 2014 and 2013, respectively, other management fees expensed for Algar in connection with the Management Agreement were $109.6 thousand and $5.1 thousand.

As of December 31, 2014, we had $57.6 thousand in accounts payable to Algar and $84.6 thousand in accounts receivable from Algar. We sold scrap material in the amount of $196.1 thousand to Algar in 2014.

See Note 2 - "Management Services Agreement with Algar, Inc." for additional details relating to the Management Agreement, the Stock Option Agreement and Mr. Garber's appointment as President.

Scrap material sales to Metal X, LLC:
During 2014, we sold scrap material in the amount of $1.7 million to MetalX, LLC. As of December 31, 2014, we had $250.3 thousand in accounts receivable from MetalX, LLC. For additional information regarding MetalX, LLC, see Note 15 - "Financing and Related Matters" to the Consolidated Financial Statements.

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

NOTE 12 - SEGMENT INFORMATION (Continued)

The majority of the assets listed under the column labeled "other" include land, buildings and deferred taxes that are used by multiple segments, which makes them not appropriate to allocate. We consider such assets corporate assets. Expenses related to land and buildings, including property taxes, insurance and utilities, are allocated to each segment based on a formula. Depreciation expense for Recycling totaled $2.5 million and $2.3 million for the years ended December 31, 2014 and 2013, respectively. Depreciation expense for Waste Services totaled $436.3 thousand and $397.2 thousand for the years ended December 31, 2014 and 2013, respectively. Depreciation expense for Other totaled $203.8 thousand and $624.5 thousand for the years ended December 31, 2014 and 2013, respectively. Amortization expense for Recycling totaled $0.0 thousand and $641.0 thousand for the years ended December 31, 2014 and 2013, respectively. We did not have any amortization expense in Waste Services or Other in any year.

2014	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$110,091	$—	$—	$110,091
Equipment sales, service and leasing revenues	—	2,262	—	2,262
Management fees	—	5,051	—	5,051
Cost of sales	(109,624)	(5,188)	—	(114,812)
Inventory adjustment for lower of cost or market	(1,911)	—	—	(1,911)
Selling, general, and administrative expenses	(1,413)	(746)	(5,025)	(7,184)
Segment (loss) profit	$(2,857)	$1,379	$(5,025)	$(6,503)

2014	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Cash	$529	$178	$352	$1,059
Income tax receivable	—	—	—	—
Accounts receivable, net	9,282	737	—	10,019
Inventories	6,729	48	—	6,777
Net property and equipment	15,344	1,234	2,164	18,742
Deferred income taxes	—	—	97	97
Other assets	634	12	450	1,096
Segment assets	$32,518	$2,209	$3,063	$37,790

2013	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$129,373	$—	$—	$129,373
Equipment sales, service and leasing revenues	—	2,311	—	2,311
Management fees	—	5,069	—	5,069
Cost of sales	(129,154)	(5,403)	—	(134,557)
Inventory adjustment for lower of cost or market	(2,225)	—	—	(2,225)
Selling, general, and administrative expenses	(2,692)	(883)	(4,157)	(7,732)
Impairment loss, goodwill	(3,489)	—	—	(3,489)
Segment (loss) profit	$(8,187)	$1,094	$(4,157)	$(11,250)

NOTE 12 - SEGMENT INFORMATION (Continued)

2013	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Cash	$835	$132	$622	$1,589
Income tax receivable	—	—	7	7
Accounts receivable, net	10,496	960	—	11,456
Inventories	8,728	54	—	8,782
Net property and equipment	14,773	1,320	5,733	21,826
Deferred income taxes	—	—	97	97
Other assets	67	180	28	275
Segment assets	$34,899	$2,646	$6,487	$44,032

NOTE 13 - SHARE BASED COMPENSATION
Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2014 and 2013:

Total Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	180	$4.59	—	$1.38
Granted	—	—	—	—
Outstanding at December 31, 2013	180	$4.59	—	$1.38
Granted	2,062	5.02	—	2.26
Exercised	(30)	4.23	—	1.05
Expired	(60)	4.23	—	1.05
Outstanding at December 31, 2014	2,152	$5.02	2.7 years	$2.23
Exercisable at December 31, 2014	1,162	$4.88	2.7 years	$2.18
Available for grant at December 31, 2014	1,623

NOTE 13 – SHARE BASED COMPENSATION (Continued)

Following is a summary of the nonvested options issued and outstanding:

Non-Vested Options	Number of shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	90	$1.71
Granted	—	—
Vested	(90)	1.71
Forfeited	—
Outstanding at December 31, 2013	—	$—
Granted	2,062	2.26
Vested	(1,072)	2.21
Forfeited	—
Outstanding at December 31, 2014	990	$2.31

As of December 31, 2014, we awarded options to purchase 150,000 shares of our stock to our CFO, Mr. Todd Phillips. These options vest over a three-year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three year anniversary of the grant date. The per share exercise price is $5.97, the fair value as of the grant date.

As of December 1, 2013, subject to shareholder approval and vesting provisions, we granted options to purchase a total of 1.5 million shares of our Common Stock to Algar, Inc. at a per share exercise price of $5.00 pursuant to a Management Services Agreement (the "Management Agreement"). At the annual meeting of shareholders of the Company on October 15, 2014, shareholders approved the issuance of these options. The first 375.0 thousand share options vested and became exercisable on December 1, 2013. The second 375.0 thousand share options vested and became exercisable after the market price of our Common Stock reached $6.00 per share during 2014. The third 375.0 thousand share options vest and become exercisable only if and after the market price of our Common Stock reaches $8.00 per share or Company revenue following an acquisition increases by $90.0 million. The fourth 375.0 thousand share options vest and become exercisable only if and after the market price of our Common Stock reaches $9.00 per share or Company revenue following an acquisition increases by $120.0 million. See Note 2 - "Management Services Agreement with Algar, Inc." for additional information relating to the Management Agreement and the related Stock Option Agreement.

As of October 15, 2014, we awarded options to purchase 30.0 thousand shares of our stock each to our three new directors for a total of 90.0 thousand shares at a per share exercise price of $5.40, the fair value as of the grant date. These options will vest as of October 14, 2015 and are outstanding as of December 31, 2013. These options expire in October 2019.

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

On December 31, 2014, the Company entered into a Securities Purchase Agreement with an officer whereby the Company issued 8.2 thousand shares of Common Stock to the officer for an aggregate offering price of $40.0 thousand. This agreement was in connection with this officer accepting employment with the Company.

In December 2014, the Company issued 3.7 thousand shares of stock to six employees in the amount of $16.6 thousand. These stock grants were issued in lieu of cash bonuses that were earned by the employees during 2014.

On June 26, 2014, we received $126.9 thousand from one of our directors as he exercised 30.0 thousand share options.

NOTE 13 – SHARE BASED COMPENSATION (Continued)

As of December 31, 2014, we had unrecognized stock-based compensation cost related to non-vested option awards in the amount of 2,058.8 thousand. The amount of unrecognized stock-based compensation cost related to the Algar options is $1,383.8 thousand and will fluctuate based on changes in option value at the end of each quarter.

Stock compensation charged to operations relating to stock options was $2.5 million and $48.0 thousand for the years ended December 31, 2014 and 2013, respectively.

The weighted average assumptions relating to the valuation of the Company's stock options awarded in 2014 are shown below.

2014
Weighted average grant-date fair value of grants per option	$2.26
Volatility	60.9%
Risk-free interest rate	2.2%
Expected life	3
Expected dividend yield	0.0%

NOTE 14 - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS
We have litigation from time to time, including employment-related claims, none of which we currently believe to be material.
Our operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the processing of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities in material amounts could exist, including cleanup obligations at these facilities or at off-site locations where we disposed of materials from our operations, which could result in future expenditures that we cannot currently estimate and which could reduce our profits. The Company records liabilities for remediation and restoration costs related to past activities when our obligation is probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred. Such compliance has not historically constituted a material expense to us.

NOTE 15 - FINANCING AND RELATED MATTERS

Securities Purchase Agreement
On June 13, 2014, Industrial Services of America, Inc. (the "Company") issued 857,143 shares of the Company's common stock pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") to Recycling Capital Partners, LLC (the "Investor"), an investment entity principally owned by Daniel M. Rifkin, former president of OmniSource Corporation and the founder and CEO of MetalX LLC, a scrap metal recycling company headquartered in Waterloo, Indiana, for an aggregate purchase price of $3.0 million. Pursuant to the Securities Purchase Agreement, the Company also issued to the Investor a five-year warrant to purchase 857,143 additional shares of the Company's common stock, exercisable 6 months after the date of the Securities Purchase Agreement for an exercise price of $5.00 per share and expiring June 13, 2019. The net proceeds were allocated between common stock and warrants based on the relative fair value of the common stock and the warrants. The fair value of the warrants was estimated using a pricing model similar to that used for stock options. The Securities Purchase Agreement provides the Investor with preemptive rights and a right of first refusal with respect to future securities offerings by the Company. The Company used the proceeds from the Securities Purchase Agreement for general corporate purposes including debt reduction, growth initiatives, capital expenditures, and potential acquisitions. Costs of $104.5 thousand related to the Securities Purchase Agreement have been netted against the proceeds in the statement of shareholders' equity.

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