Form 10-Q
period 2015-03-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2015-05-15
CIK 4187

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2015: 7,964,606.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page No.
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - March 31, 2015 (Unaudited) and December 31, 2014	3
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2015 and 2014 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three Months Ended March 31, 2015 and 2014 (Unaudited)	6
	Condensed Consolidated Statement of Shareholders’ Equity - Three Months Ended March 31, 2015 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2015 and 2014 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II	OTHER INFORMATION	30
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 3.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Defaults Upon Senior Securities
Item 5.	Mine Safety Disclosures
Item 6.	Other Information
Item 7.	Exhibits

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2015	December 31, 2014
	(Unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$402	$1,059
Accounts receivable – trade (after allowance for doubtful accounts of $100.0 thousand in 2015 and 2014)	6,126	10,019
Inventories	5,527	6,777
Prepaid expenses	458	567
Property available for sale	—	398
Total current assets	12,513	18,820
Net property and equipment	17,607	18,742
Other assets
Deferred income taxes	97	97
Other non-current assets	238	131
Total other assets	335	228
Total assets	$30,455	$37,790

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2015	December 31, 2014
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$11,067	$15,911
Bank overdrafts	44	79
Accounts payable	3,752	3,463
Income tax payable	22	27
Interest rate swap agreement liability	20	10
Payable to related party	1,699	1,627
Other current liabilities	326	168
Total current liabilities	16,930	21,285
Long-term liabilities
Long-term debt, net of current maturities	—	—
Total long-term liabilities	—	—
Shareholders’ equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2015 and 2014; 8,049,622 shares issued in 2015 and 2014; 7,964,606 and 7,956,410 shares outstanding in 2015 and 2014, respectively	27	27
Additional paid-in capital	23,368	23,249
Stock warrants outstanding	1,025	1,025
Retained losses	(10,753)	(7,652)
Accumulated other comprehensive loss	(20)	(10)
Treasury stock at cost, 85,016 and 93,212 shares in 2015 and 2014, respectively	(122)	(134)
Total shareholders’ equity	13,525	16,505
Total liabilities and shareholders’ equity	$30,455	$37,790

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the three months ended
	March 31, 2015	March 31, 2014
Revenue from services	$1,355	$1,117
Revenue from product sales	16,843	24,558
Total revenue	18,198	25,675
Cost of sales for services	1,263	998
Cost of sales for product sales	17,733	23,907
Inventory adjustment for lower of cost or market	791	—
Impairment loss, property and equipment	637	—
Total cost of sales	20,424	24,905
Selling, general and administrative expenses	1,148	1,210
Selling, general and administrative expenses	1,148	1,210
Income (loss) before other income (expense)	(3,374)	(440)
Other income (expense)
Interest expense, including loan fee amortization	(162)	(237)
Interest income	—	1
Gain on sale of assets	430	59
Other income (expense), net	13	—
Total other expense	281	(177)
Income (loss) before income taxes	(3,093)	(617)
Income tax provision (benefit)	8	28
Net income (loss)	$(3,101)	$(645)
Basic earnings (loss) per share	$(0.39)	$(0.09)
Diluted earnings (loss) per share	$(0.39)	$(0.09)
Weighted average shares outstanding:
Basic	7,965	7,069
Diluted	7,965	7,069

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	For the three months ended
	March 31, 2015	March 31, 2014
	(in thousands)
Net income (loss)	$(3,101)	$(645)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(10)	39

Comprehensive income (loss)	$(3,111)	$(606)

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2015
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Stock Warrants	Retained Losses	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Cost
	(in thousands, except share information)
Balance as of December 31, 2014	8,049,622	$27	$23,249	$1,025	$(7,652)	$(10)	(93,212)	$(134)	$16,505
Common Stock	—	—	(12)	—	—	—	8,196	12	—
Unrealized gain on derivative instruments	—	—	—	—	—	(10)	—	—	(10)
Stock option compensation	—	—	131	—	—	—	—	—	131
Net loss	—	—	—	—	(3,101)	—	—	—	(3,101)
Balance as of March 31, 2015	8,049,622	$27	$23,368	$1,025	$(10,753)	$(20)	(85,016)	$(122)	$13,525

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(UNAUDITED)

	2015	2014
	(in thousands)
Cash flows from operating activities
Net loss	$(3,101)	$(645)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	720	797
Inventory write-down	791	—
Impairment, property and equipment	637	—
Stock options	131	59
Gain on sale of property and equipment	(430)	(59)
Amortization of loan fees included in interest expense	15	10
Change in assets and liabilities
Receivables	3,893	1,153
Inventories	459	2,092
Other assets	(15)	(66)
Accounts payable	191	(986)
Other current liabilities	224	(46)
Net cash from operating activities	3,515	2,309
Cash flows from investing activities
Proceeds from sale of property and equipment	854	60
Purchases of property and equipment	(147)	(192)
Net cash from (used in) investing activities	707	(132)
Cash flows from financing activities
Loan fees capitalized	—	(23)
Change in bank overdrafts	(35)	443
Payments on current debt	(4,934)	(2,946)
Proceeds from current debt	90	—
Net cash used in financing activities	(4,879)	(2,526)
Net decrease in cash	(657)	(349)
Cash and cash equivalents at beginning of year	1,059	1,589
Cash and cash equivalents at end of period	$402	$1,240
Supplemental disclosure of cash flow information:
Cash paid for interest	$162	$187
Tax refunds received	—	2
Cash paid for taxes	—	4
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in equipment purchases accrual	$99	$—

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2015 and the results of our operations and changes in our cash flows for the periods ended March 31, 2015 and 2014. Results of operations for the period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2014 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2014, on file with the Securities and Exchange Commission.
Estimates
In preparing the consolidated financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates of deferred income tax assets and liabilities, estimates of inventory balances, and estimates of stock option and initial warrant values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of inventory and machinery and equipment and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.
Reclassifications

We have reclassified certain segment assets included in Note 4 - Segment Information within the accompanying Statements and Notes to Condensed Consolidated Financial Statements for the prior year in order to be comparable with the current presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity.

Going Concern

The Company was in violation of a minimum EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) covenant measured at March 31, 2015 with Wells Fargo Bank, its primary lender. Management has been unable to obtain a waiver of covenant noncompliance from the bank at the date the March 31, 2015 consolidated financial statements were issued. The bank and the Company have been in active negotiations to amend the credit facility to address a variety of matters. If successful, it is expected this amendment will embody a waiver of all previous noncompliance and a resetting of covenant measures to correspond to current forecasts for 2015. The Company plans to complete this amendment during the second quarter or third quarter of 2015. The Wells Fargo covenant violation causes the Bank of Kentucky debt (see Note 3) to be in technical violation as well due to cross default provisions. Being in violation of loan covenants constitutes an event of default under the agreements and allows the banks, if they choose, to call the debt due. Accordingly, under U.S. GAAP, this requires the debt to be classified as a current liability. If the Company is able to obtain a waiver of noncompliance from Wells Fargo, it will remedy the Bank of Kentucky debt violation as the Company was otherwise in compliance with those covenant measures.

Due to deteriorating market conditions for ferrous and certain non-ferrous products in late 2014 and continuing into early 2015, the Company has experienced worse than expected operating results. While it is management’s expectation that a bank amendment will be completed in the second quarter or third quarter of 2015, there are no assurances this will occur. These conditions cause substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
We use the fair value methodology outlined in the related accounting standards to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at March 31, 2015 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$402	$—	$402
Liabilities:
Current debt	$—	$(11,067)	$(11,067)
Derivative contract - interest rate swap	—	(20)	(20)
We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 (except for impairment of property and equipment discussed below in subsequent events) fair value measurements for the three month periods ended March 31, 2015 or 2014.

Stock Option Arrangements

We have an employee stock option plan under which we may grant options for up to 2.4 million shares of common stock, which are reserved by the board of directors for issuance of stock options. We provide compensation benefits by granting stock options to employees and directors. The exercise price of each option is equal to the market price of our stock on the date of grant. The maximum term of the option is five years. We account for this plan based on FASB’s authoritative guidance titled "ASC 718 - Compensation - Stock Compensation." We recognize share-based compensation expense for the fair value of the awards, on the date granted on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 between the Company and Algar (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1.5 million shares of Company common stock at an exercise price per share of $5.00. The Algar stock options were not issued in connection with the employee stock option plan.

The Company uses the Modified Black-Scholes-Merton option-pricing model to value the Company's stock options for each employee stock option award. The Company uses the Lattice-Based model to value the Company's stock options for the Algar stock option awards due to market and performance conditions (see Note 8 - "Share Based Compensation"). Using these option pricing models, the fair value of each stock option award is estimated on the date of grant.

There are two significant inputs into the stock option pricing models: expected volatility and expected term. We estimate expected volatility based on traded volatility of the Company's stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company's stock option plans and represents the period of time that stock option awards granted are expected to be outstanding.

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

On December 31, 2014, the Company entered into a Securities Purchase Agreement with an officer whereby the Company issued 8,196 shares of Common Stock to the officer for an aggregate offering price of $40.0 thousand in the first quarter of 2015. This agreement was in connection with this officer accepting employment with the Company.
Subsequent Events
We have evaluated the period from March 31, 2015 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we identified the following:
On May 13, 2015, the Company announced the warm idle of the Company’s auto shredder. This action was in response to market conditions, primarily related to ferrous price volatility and lower ferrous volumes. Management will continue to monitor and analyze market conditions and to review the Company’s long-term options for its shredder and related downstream processing operation. Management does not anticipate the cash costs of idling, including severance costs, to exceed $200.0 thousand. The costs of idling will be recognized in the second quarter 2015 financial statements.

As a result of the continued operating losses from the shredder operations, management reviewed the carrying cost of the shredder, including the downstream processing system. The Company recognized an asset impairment charge of approximately $636.6 thousand related to the shredder’s downstream processing system. This charge is recorded in the first quarter of 2015 as an impairment charge to the property and equipment within the cost of goods section in the accompanying condensed consolidated statement of operations.

On April 30, 2015, LK Property Investments, LLC, an entity principally owned by Daniel M. Rifkin, CEO of MetalX LLC, (a related party) a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC (a related party) purchased a 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, KY from ISA Real Estate LLC., the wholly-owned subsidiary of the Company for a purchase price of $1.0 million. The Company realized a gain of $416.6 thousand from this sale. The Company expects to use the proceeds from the real estate sale primarily for debt reduction and working capital.

Also on April 30, 2015, the Company entered into a lease agreement with LK Property Investments, LLC ( a related party) for a portion of the 4.4 acre parcel of the real estate located at 6709 Grade Lane, Louisville, KY in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to vacate the leased premises upon 90 days notice. The Company is required to reimburse LK Property Investments, LLC for 40% of the property taxes on the parcel during the term.

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

NOTE 2 – INVENTORIES
Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, scrap metals, and are valued at the lower of average purchased cost or market based on the specific scrap commodity. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment and related adjustments when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. We record the loss in cost of sales in the period during which we identified the loss. During the first quarter of 2015, we charged $0.8 million to cost of sales as a result of impairment associated with ferrous market price decreases.
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
Inventories as of March 31, 2015 and December 31, 2014 consist of the following:

	March 31, 2015				December 31, 2014
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Stainless steel, ferrous and non-ferrous materials	$2,754	$962	$504	$4,220	$3,827	$1,043	$477	$5,347
Waste equipment machinery	—	45	—	45	—	46	—	46
Other	—	22	—	22	—	13	—	13
Total inventories for sale	2,754	1,029	504	4,287	3,827	1,102	477	5,406
Replacement parts	1,240	—	—	1,240	1,371	—	—	1,371
Total inventories	$3,994	$1,029	$504	$5,527	$5,198	$1,102	$477	$6,777

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

As of March 31, 2015 and December 31, 2014, the Company had credit facilities with each of The Bank of Kentucky, Inc. ("KY Bank") and Wells Fargo Bank, National Association ("the Bank"). As of March 31, 2015 and December 31, 2014, the Company was not in compliance with its financial covenants with the Bank. The Company is negotiating amendments with the Bank. Under GAAP, all of the Company’s debt is required to be classified in the accompanying balance sheets as of March 31, 2015 and December 31, 2014 as a current liability. The bank has not accelerated repayment of the indebtedness.
On October 15, 2013, WESSCO, LLC ("WESSCO"), a wholly-owned subsidiary of the Company, signed two promissory notes (collectively, the "KY Bank Notes") in favor of The Bank of Kentucky, Inc., one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay $3.0 million against the Company’s previous loan from Fifth Third Bank. WESSCO used the Line of Credit Note to purchase additional equipment.  The Company is a guarantor of the KY Bank Notes.  The Company has also signed a $3.0 million demand promissory note (the “Company Note”) in favor of WESSCO in exchange for the proceeds of WESSCO’s Term Note.

During 2014, the draw period of the Line of Credit Note expired and the outstanding balance automatically converted into a term note ("Line of Credit Term Note") with a 5 year term. As of March 31, 2015, $0.5 million was outstanding on this Line of Credit Term Note. On January 15, 2015, the Company signed a new line of credit ("2015 Line of Credit Note") in the amount of $1.0 million with KY Bank in order to purchase additional equipment. The draw period for the 2015 Line of Credit Note will expire on January 14, 2016, at which time the outstanding balance will be converted into a term note with a five year term.
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

The interest rate on the KY Bank Notes and the Company Note is equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which have a final maturity date of October 14, 2019.  As of March 31, 2015, the interest rate was 3.67%. In the event of a default, the interest rate under the KY Bank Notes (but not the Company Note) will increase by five percent (5.00%).  Events of default under the KY Bank Notes include (a) the failure to pay (i) any installment of principal or interest payable pursuant to the Term Note or the Line of Credit Note on the date when due, or (ii) any other amount payable to KY Bank under the KY Bank Notes, the Security Agreement or any of the other Loan Documents within five (5) days after the date when any such payment is due in accordance with the terms thereof; (b) the occurrence of any default under the Wells Fargo security agreement; (c) the occurrence of any default under any of the documents evidencing or securing any other loan made to WESSCO or the Company (except that if there is an event of default under the documents evidencing the Wells Fargo Loan, it will not constitute an event of default under the KY Bank Notes if Wells Fargo Bank and the Company enter into a forbearance agreement within sixty (60) days of that event of default); and (d) the occurrence of any other “Event of Default” under the Security Agreement or any of the other Loan Documents. The only event of default under the Company Note is the failure of the Company to pay all funds due to WESSCO on demand.

The principal under the Term Note is payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. Interest will be calculated as noted above and paid each month. The first payment commenced November 1, 2013, and the final unpaid principal amount of $60.0 thousand, together with  all accrued and unpaid interest, charges, fees, or other advances, if any, is to be paid on November 1, 2018. As of March 31, 2015, the outstanding principal balance on the Term Note was $2.2 million. With respect to the Line of Credit Note, WESSCO requested advances up to $1.0 million for twelve (12) months after the effective date of the Line of Credit Note (the "Draw Period").  Advances were limited to eighty percent (80%) of the purchase price for equipment.  Advances made to WESSCO that were repaid were re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the Line of Credit Note were made monthly. The total of all advances, less any repayments, through the end of the Draw Period, were equal to the principal balance of the Line of Credit Note, and no further advances were made after the Draw Period.  At the conclusion of the Draw Period, the principal and interest were payable in sixty (60) monthly installments that commenced on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, were paid. As of March 31, 2015, the outstanding principal balance on the Line of Credit Note was $546.9 thousand.

WESSCO cannot make demand for payment of the Company Note before December 31, 2016.
On June 13, 2014, the Company entered into a senior, secured credit facility (the "Credit Agreement") with Wells Fargo Bank, National Association pursuant to which the Bank granted the Company a revolving line of credit of up to $15.0 million (the "Revolving Loan"), up to $1.0 million of which is available to the Company as a sub-facility for letters of credit. The Company may borrow up to 85% of the value of its eligible accounts receivable and 65% of the value of eligible inventory under the Revolving Loan. As of March 31, 2015, an availability block that limits borrowings under the revolver in the amount of $1.5 million is in place. As the Company demonstrates to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.25:1, the availability block shall reduce to $1.0 million. As we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.50:1, the availability block shall reduce to zero. These financial ratios were not met and accordingly this availability block remains in place.
The Credit Agreement also provided the Company with a secured equipment term loan of $2.8 million (the "Term Loan"). The Company used the proceeds from the Credit Agreement to repay in full its prior credit facility with Fifth Third Bank (the "Prior Credit Agreement").
The interest rate on the Revolving Loan is equal to daily three month LIBOR plus three percent (3.00%). The interest rate on the Term Loan is equal to daily three month LIBOR plus three and 25/100 percent (3.25%). In the Event of a Default (as defined in the Credit Agreement) under either the Revolving Loan or the Term Loan, the interest rate will increase by two percent (2.00%). Each of the Revolving Loan and the Term Loan has a maturity date of June 13, 2019. As of March 19, 2015, the lender decreased the borrowing base block, thereby increasing the availability of capital under our revolving line of credit by $350,000. The lender charged us $5,000 per week for each week in which we used this additional $350,000. As of April 30, 2015, the borrowing base block reduction was canceled and no longer available to the Company.
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
The Credit Agreement contains customary covenants, including a minimum EBITDA covenant, a capital expenditure covenant, and a fixed charge coverage ratio covenant, measured monthly on a trailing twelve month basis at the end of each month, beginning with the month ending June 30, 2015 of not less than 1.25 to 1.00. As of March 31, 2015 and December 31, 2014, we were not in compliance with our bank financial covenants. As of March 31, 2015, we have $369.4 thousand under our existing credit facilities that we can use.
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
Swap agreements

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.2 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At March 31, 2015, we recorded the estimated fair value of the liability related to this swap at approximately $20.2 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts and forecasted amounts.

Our long term debt as of March 31, 2015 and December 31, 2014 consisted of the following:

	2015	2014
	(Unaudited)
	(in thousands)
Revolving credit facility of $15.0 million in 2014 with Wells Fargo Bank. See above description for additional details.	$5,874	$10,453
Note payable to Wells Fargo Bank in the original amount of $2.8 million secured by shredder system assets, and other Recycling equipment. See above description for additional details.	2,380	2,520
Note payable to the Bank of Kentucky, Inc. in the original amount of $3.0 million secured by all WESSCO assets. See above description for additional details.	2,219	2,361
Note payable to the Bank of Kentucky, Inc. in the original amount of $596.6 thousand secured by all WESSCO assets. See above description for additional details.	547	577
Revolving credit facility convertible to term loan of up to $1.0 million in 2014 with the Bank of Kentucky, Inc. See above description for additional details.	47	—
	11,067	15,911
Less current maturities	11,067	15,911
	$—	$—
The annual maturities of long term debt (in thousands) for the next five twelve-month periods and thereafter ending March 31 of each year are as follows:

2015	$11,067
2016	—
2017	—
2018	—
2019	—
Total	$11,067
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

FOR THE THREE MONTHS ENDED MARCH 31, 2015	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$16,269	$—	$—	$16,269
Equipment sales, service and leasing revenues	—	574	—	574
Management fees	—	1,355	—	1,355
Cost of sales	(17,573)	(1,423)	—	(18,996)
Inventory adjustment for lower of cost or market	(791)	—	—	(791)
Impairment loss, fixed assets	(637)	—	—	(637)
Selling, general, and administrative expenses	(323)	(202)	(623)	(1,148)
Segment profit (loss)	$(3,055)	$304	$(623)	$(3,374)
Segment assets	$25,647	$2,139	$2,669	$30,455

FOR THE THREE MONTHS ENDED MARCH 31, 2014	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$24,002	$—	$—	$24,002
Equipment sales, service and leasing revenues	—	556	—	556
Management fees	—	1,117	—	1,117
Cost of sales	(23,769)	(1,136)	—	(24,905)
Selling, general, and administrative expenses	(376)	(249)	(585)	(1,210)
Segment profit (loss)	$(143)	$288	$(585)	$(440)
Segment assets	$34,504	$2,283	$3,118	$39,905

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
We leased office space in Dallas, Texas for which monthly payments of $1.0 thousand were due through April 2015.
We lease a lot in Louisville, Kentucky for a term that commenced in March 2012 and ends in February 2016. The monthly payment amount from March 2012 through February 2014 was $3.5 thousand. The monthly payment amount then increased to $3.8 thousand for the remaining term
On October 1, 2014, the Company executed a 60 month operating lease for processing equipment that will be used in our Recycling segment in the amount of $30.6 thousand per month.

The Company signed a lease, effective December 1, 2014, to lease a facility in the Seymour, Indiana area. This lease is for a period of three years. The company has the option to extend the lease for three (3) additional three (3) year periods. Rent is
$8.0 thousand per month and increases each year by $0.2 thousand per month. In the event ISA exercises the option to renew the lease for a second three-year term, at the end of the second three-year term, ISA has the option to purchase the property.

Future minimum lease payments for operating leases for the next five twelve-month periods ending March 31 of each year, in thousands, as of March 31, 2015 are as follows:

2016	$1,251
2017	1,117
2018	919
2019	368
2020	184
Future minimum lease payments	$3,839
Total rent expense for the three months ended March 31, 2015 and 2014 was $335.5 thousand and $217.3 thousand, respectively.
NOTE 6 – PER SHARE DATA

The computation for basic and diluted earnings (loss) per share is as follows:
Three months ended March 31, 2015 compared to three months ended March 31, 2014:

	2015	2014
	(in thousands, except per share information)
Basic loss per share
Net loss	$(3,101)	$(645)
Weighted average shares outstanding	7,965	7,069
Basic loss per share	$(0.39)	$(0.09)
Diluted loss per share
Net loss	$(3,101)	$(645)
Weighted average shares outstanding	7,965	7,069
Add dilutive effect of assumed exercising of stock options	—	—
	7,965	7,069
Diluted loss per share	$(0.39)	$(0.09)

Total weighted average anti-dilutive shares excluded from diluted net income(loss) per share are 1,162,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2015, we were involved in various transactions with related parties, including an affiliated company, K&R, LLC ("K&R"), which is wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, our founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, our Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the role of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of March 31, 2015, Mr. Kletter’s estate remains our primary shareholder.

A summary of the Company's transactions involving K&R, in thousands, as of March 31, 2015 is as follows:

2015
Balance sheet accounts:
Accounts receivable	$32.2
Deposit payable to related party	$500.0
Deposits (included in other long-term assets)	$42.1
Accrued rent payable	$770.6

Income statement activity:
Rent expense (property)	$161.5
Lease expense (equipment)	$31.5

See Note 5 - Lease Commitments for additional information relating to the rent and lease agreements with K&R.

On September 13, 2013, K&R made a $500.0 thousand refundable, non-interest bearing deposit with the Company related to K&R's potential purchase of a piece of the Company's real property located at 1565 East 4th Street in Seymour, Indiana. The Company was permitted and has used the deposited funds for general corporate purposes. The Company has been informed by K&R that K&R is no longer interested in acquiring the property, however the Company may repay K&R at a later date to be determined. For the period ended March 31, 2015 this deposit is recorded as a current liability entitled "Payable to related party"for $500.0 thousand.

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

On December 2, 2013, in connection with the Management Agreement, our board of directors appointed Sean Garber as President. Under the Management Agreement, we will reimburse Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Management Agreement in an amount not to exceed $20.8 thousand per month, or $250.0 thousand per year plus other expenses. During the three month periods ended March 31, 2015 and March 31, 2014, we expensed for both periods, management fees of $62.5 thousand to Algar for the portion of Mr. Garber's salary. Other management fees paid to Algar in connection with the Management Agreement were $14.4 thousand and $32.4 thousand, respectively for the three month periods ended March 31, 2015 and March 31, 2014. Per the Management Agreement, Algar earned a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s adjusted pre-tax income for the year ending December 31, 2014. This bonus amount of $428.0 thousand is recorded as a current liability entitled "Payable to related party" as of March 31, 2015.

During the three month period ended March 31, 2015, we sold scrap material in the amount of $12.0 thousand to Algar. As of March 31, 2015, we had $40.7 thousand in accounts payable to Algar and $67.8 thousand in accounts receivable from Algar.

Scrap material sales to Metal X, LLC:
During the three month period ended March 31, 2015, we sold scrap material in the amount of $257.5 thousand to MetalX, LLC. As of March 31, 2015, we had $182.5 thousand in accounts receivable from MetalX, LLC. For additional information regarding MetalX, LLC, see Note 10 - "Financing and Related Matters" to the Condensed Consolidated Financial Statements.

NOTE 8 – SHARE-BASED COMPENSATION

The weighted average assumptions relating to the valuation of the Company's stock options awarded in January 2015 are shown below.

2015
Weighted average grant-date fair value of grants per option	$3.01
Volatility	60.1%
Risk-free interest rate	2.3%
Expected life	5 years
Expected dividend yield	0.0%

The following table presents a summary of the Company's stock option activity:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	180	$4.59	1.9 years	$1.38
Granted	2,062	5.02	—	2.26
Exercised	(30)	4.23	—	1.05
Expired	(60)	4.23	—	1.05
Outstanding at December 31, 2014	2,152	$5.02	2.7 years	$2.23
Granted	20	5.71	4.8 years	3.01
Outstanding at March 31, 2015	2,172	$5.02	2.4 years	2.24
Exercisable at March 31, 2015	1,162	$4.88	2.4 years	$2.24
Available for grant at March 31, 2015	1,603

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
NOTE 10 - FINANCING AND RELATED MATTERS

Securities Purchase Agreement
On June 13, 2014, Industrial Services of America, Inc. (the "Company") issued 857,143 shares of the Company's common stock pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") to Recycling Capital Partners, LLC (the "Investor"), an investment entity principally owned by Daniel M. Rifkin, the founder and CEO of MetalX LLC, a scrap metal recycling company headquartered in Waterloo, Indiana, for an aggregate purchase price of $3.0 million. Pursuant to the Securities Purchase Agreement, the Company also issued to the Investor a five-year warrant to purchase 857,143 additional shares of the Company's common stock, exercisable 6 months after the date of the Securities Purchase Agreement for an exercise price of $5.00 per share and expiring June 13, 2019. The net proceeds were allocated between common stock and warrants based on the relative fair value of the common stock and the warrants. The fair value of the warrants was estimated using a pricing model similar to that used for stock options. The Securities Purchase Agreement provides the Investor with preemptive rights and a right of first refusal with respect to future securities offerings by the Company. The Company used the proceeds from the Securities Purchase Agreement for general corporate purposes including debt reduction, growth initiatives, capital expenditures, and potential acquisitions. Costs of $104.5 thousand related to the Securities Purchase Agreement have been netted against the proceeds in the statement of shareholders' equity.

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
The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

General
We are primarily focusing our attention now and in the future towards our recycling business. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We deliver all scrap ourselves or through third parties via truck, rail car, and/or barge. Some customers choose to send their own delivery trucks, which are weighed and loaded at one of our sites based on the sales order. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by shredding, sorting, cutting and/or baling. We will also continue to pursue a growth strategy in our waste services business segment, which includes management services and waste and recycling equipment sales, service and leasing. Our auto parts business is currently a small part of our overall business, but remains an area of focused growth.
We continue to pursue a growth strategy in the waste management services arena by adding new locations of existing customers as well as marketing our services to potential customers. Currently, we service over 900 customer locations throughout the United States and we utilize an active database of over 7,000 vendors to provide timely, thorough and cost-effective service to our customers. Along with positioning ourselves to efficiently service our customers, our management services division methods of competition include striving to offer our clients competitive pricing, superior customer service and industry expertise.
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
On May 13, 2015, the Company announced the warm idle of the Company’s auto shredder. This action was in response to market conditions, primarily related to ferrous price volatility and lower ferrous volumes. Management will continue to monitor and analyze market conditions and to review the Company’s long-term options for its shredder and related downstream processing operation. Management does not anticipate the cash costs of idling, including severance costs, to exceed $200.0 thousand. The costs of idling will be recognized in the second quarter 2015 financial statements.
We have operating locations in Louisville, Kentucky and Seymour and New Albany, Indiana. We do not have operating locations outside the United States.
Liquidity and Capital Resources

As of March 31, 2015, we held cash and cash equivalents of $0.4 million.

As of March 31, 2015 and December 31, 2014, the Company had credit facilities with each of The Bank of Kentucky, Inc. ("KY Bank") and Wells Fargo Bank, National Association ("the Bank"). As of March 31, 2015 and December 31, 2014, the Company was not in compliance with its financial covenants with the Bank. The Company is reviewing the impact of this non-compliance with the Bank. Under GAAP, all of the Company’s debt is required to be classified in the accompanying balance sheet as of March 31, 2015 and December 31, 2014 as a current liability. The bank has not accelerated the indebtedness.
On October 15, 2013, WESSCO, LLC ("WESSCO"), a wholly-owned subsidiary of the Company, signed 2 promissory notes (collectively, the "KY Bank Notes") in favor of The Bank of Kentucky, Inc., 1 in the amount of $3.0 million (the "Term Note") and 1 in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay $3.0 million against the Company’s loan from Fifth Third Bank. WESSCO used the Line of Credit Note to purchase additional equipment.  The Company is a guarantor of the KY Bank Notes.  The Company has also signed a $3.0 million demand promissory note (the “Company Note”) in favor of WESSCO in exchange for the proceeds of WESSCO’s Term Note.

During 2014, the draw period of the Line of Credit Note expired and the outstanding balance automatically converted into a term note ("Line of Credit Term Note") with a 5 year term. As of March 31, 2015, $0.5 million was outstanding on this Line of Credit Term Note. On January 15, 2015, the Company signed a new line of credit ("2015 Line of Credit Note") in the amount of $1.0 million with KY Bank in order to purchase additional equipment. The draw period for the 2015 Line of Credit Note will expire on January 14, 2016, at which time the outstanding balance will be converted into a term note with a five year term.

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

The interest rate on the KY Bank Notes and the Company Note is equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which have a final maturity date of October 14, 2019.  As of March 31, 2015, the interest rate was 3.67%. In the event of a default, the interest rate under the KY Bank Notes (but not the Company Note) will increase by five percent (5.00%).  Events of default under the KY Bank Notes include (a) the failure to pay (i) any installment of principal or interest payable pursuant to the Term Note or the Line of Credit Note on the date when due, or (ii) any other amount payable to KY Bank under the KY Bank Notes, the Security Agreement or any of the other Loan Documents within five (5) days after the date when any such payment is due in accordance with the terms thereof; (b) the occurrence of any default under the Wells Fargo security agreement; (c) the occurrence of any default under any of the documents evidencing or securing any other loan made to WESSCO or the Company (except that if there is an event of default under the documents evidencing the Wells Fargo Loan, it will not constitute an event of default under the KY Bank Notes if Wells Fargo Bank and the Company enter into a forbearance agreement within sixty (60) days of that event of default); and (d) the occurrence of any other “Event of Default” under the Security Agreement or any of the other Loan Documents. The only event of default under the Company Note is the failure of the Company to pay all funds due to WESSCO on demand.

The principal under the Term Note is payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. Interest will be calculated as noted above and paid each month. The first payment commenced November 1, 2013, and the final unpaid principal amount of $60.0 thousand, together with  all accrued and unpaid interest, charges, fees, or other advances, if any, is to be paid on November 1, 2018. As of March 31, 2015, the outstanding principal balance on the Term Note was $2.2 million. With respect to the Line of Credit Note, WESSCO requested advances up to $1.0 million for twelve (12) months after the effective date of the Line of Credit Note (the "Draw Period").  Advances were limited to eighty percent (80%) of the purchase price for equipment.  Advances made to WESSCO that were repaid were re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the Line of Credit Note were made monthly. The total of all advances, less any repayments, through the end of the Draw Period, were equal to the principal balance of the Line of Credit Note, and no further advances were made after the Draw Period.  At the conclusion of the Draw Period, the principal and interest were payable in sixty (60) monthly installments that commenced on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, were paid. As of March 31, 2015, the outstanding principal balance on the Line of Credit Note was $546.9 thousand.

WESSCO cannot make demand for payment of the Company Note before December 31, 2016.
On June 13, 2014, the Company entered into a senior, secured credit facility (the "Credit Agreement") with Wells Fargo Bank, National Association pursuant to which the Bank granted the Company a revolving line of credit of up to $15.0 million (the "Revolving Loan"), up to $1.0 million of which is available to the Company as a sub-facility for letters of credit. The Company may borrow up to 85% of the value of its eligible accounts receivable and 65% of the value of eligible inventory under the Revolving Loan. As of March 31, 2015, an availability block that limits borrowings under the revolver in the amount of $1.5 million is in place. As we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.25:1, the availability block shall reduce to $1.0 million. As we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.50:1, the availability block shall reduce to zero. These financial ratios were not met and accordingly this availability remains in place.
The Credit Agreement also provided the Company with a secured equipment term loan of $2.8 million (the "Term Loan"). The Company used the proceeds from the Credit Agreement to repay in full its prior credit facility with Fifth Third Bank (the "Prior Credit Agreement").
The interest rate on the Revolving Loan is equal to daily three month LIBOR plus three percent (3.00%). The interest rate on the Term Loan is equal to daily three month LIBOR plus three and 25/100 percent (3.25%). In the Event of a Default (as defined in the Credit Agreement) under either the Revolving Loan or the Term Loan, the interest rate will increase by two percent (2.00%). Each of the Revolving Loan and the Term Loan has a maturity date of June 13, 2019. As of March 19, 2015, the lender has decreased the borrowing base block, thereby increasing the availability of capital under our revolving line of credit by $350,000. We are charged $5,000 per week for each week in which we utilize this additional $350,000. As of April 30, 2015, the borrowing base block reduction was canceled and no longer available to the Company.
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
The Credit Agreement contains customary covenants, including a minimum EBITDA covenant, a capital expenditure covenant, and a fixed charge coverage ratio covenant, measured monthly on a trailing twelve month basis at the end of each month, beginning with the month ending June 30, 2015 of not less than 1.25 to 1.00. As of March 31, 2015, we were not in compliance with our bank financial covenants. As of March 31, 2015, we have $369.4 thousand under our existing credit facilities that we can use.
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
Swap agreements

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.2 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At March 31, 2015, we recorded the estimated fair value of the liability related to this swap at approximately $20.2 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts and forecasted amounts.
We have long term debt, including current maturities thereof, comprised of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)
	(in thousands)
Revolving lines of credit	$5,921	$10,453
Notes payable	5,146	5,458
	$11,067	$15,911

Results of Operations
The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenue:

	Three months ended
	March 31,
	2015	2014
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	112.2%	97.0%
Selling, general and administrative expenses	6.3%	4.7%
Income (loss) before other expenses	(18.5)%	(1.7)%
Three months ended March 31, 2015 compared to three months ended March 31, 2014
Total revenue decreased $7.5 million or 29.1% to $18.2 million in the first quarter of 2015 compared to $25.7 million in the same period in 2014. With respect to the Recycling segment, Recycling revenue decreased $7.7 million or 32.2% to $16.3 million in 2015 compared to $24.0 million in 2014. This decrease was primarily due to a decrease in the overall price for all commodities shipped for ferrous, nonferrous and stainless steel shipments of $297 per gross ton, or 39.6%, offset by an increase in volumes of 2.8 thousand gross tons for ferrous and nonferrous in the first quarter of 2015 as compared to the same period in 2014.

While some scrap buyers provide consistently competitive prices from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the three month period ended March 31, 2015, sales to repeat Recycling scrap buyers decreased by approximately $8.9 million, or 35.2% as compared to the same period in 2014. Within the amount sold to all Recycling scrap buyers in the three month period ended March 31, 2015, 12.7% of these sales were to new and competitively-priced, intermittent scrap buyers. In the same period of 2014, 44.3% of sales to all Recycling scrap buyers were to new and competitively-priced, intermittent scrap buyers. Sales during the three month period that ended March 31, 2014 to buyers that were non-recurring in 2015 totaled 72.7% of 2015 sales to all Recycling scrap buyers. Sales during the three month period that ended March 31, 2013 to non-recurring Recycling scrap buyers in 2014 totaled 73.1% of 2014 sales to all Recycling scrap buyers.

With respect to the Waste Services segment, Waste Services' revenue increased $0.2 million or 15.3% to $1.9 million in the first quarter of 2015 compared to $1.7 million in the same period in 2014 primarily due to higher volumes of service and increased management revenue by approximately $0.2 million in the three month period ending March 31, 2015 as compared to the same period in 2014. In general, the timing of services provided or equipment installed cause fluctuations in Waste Services's revenue between periods.

Total cost of sales decreased $4.5 million or 18.0% to $20.4 million in the first quarter of 2015 compared to $24.9 million for the same period in 2014. Recycling cost of sales decreased $4.8 million or 20.1% to $19.0 million in 2015 compared to $23.8 million for the same period in 2014. This decrease was primarily due to decreases in ferrous scrap demand and commodity prices as well as a decrease in the overall price for all commodities shipped for ferrous, nonferrous and stainless steel shipments offset by an increase in volumes of 2.8 thousand gross tons as noted above.

Additional expenses in the Recycling segment's cost of sales were as follows:

•	An inventory adjustment for lower of cost or market of $0.8 million;

•	An impairment charge to property and equipment of $0.6 million;

•	A decrease in labor, overtime and bonus expenses of $0.2 million;

•	A decrease in repair and maintenance, depreciation, fuel and lubricant expenses of $0.2 million; offset by

•	An increase in equipment leases of $0.1 million.

Waste Services' cost of sales increased $0.3 million or 25.3% to $1.4 million in the first quarter of 2015 compared to $1.1 million in same period in 2014 primarily due to higher volumes of service noted above. In general, the timing of services provided or equipment installed cause fluctuations in Waste Services's revenue between periods.
SG&A expenses decreased $0.1 million to $1.1 million in the first quarter of 2015 compared to $1.2 million in the same period in 2014. As a percentage of revenue, SG&A expenses were 6.3% in 2015 compared to 4.7% in 2014.
SG&A expenses had the following:

•	A decrease in labor, overtime and bonus expense of $0.2 million;

•	A decrease in consulting expense of $0.1 million; offset by

•	An increase in repair and maintenance, legal, and license expenses of $0.1 million; and

•	An increase in stock option expense and director fees of $0.1 million.
Other income/expense increased $458.0 thousand to other income of $281.1 thousand in the first quarter of 2015 compared to other expense of $176.9 thousand in the same period in 2014, which was primarily due to a gain on sale of assets of $430.3 thousand, which was primarily related to selling property at our former Seymour, Indiana location and moving our facility to a leased property in the same general area.
The income tax provision decreased $20.0 thousand to $7.9 thousand in the first quarter of 2015 compared to a $27.9 thousand in the same period in 2014. The effective tax rates in 2015 and 2014 were 0.3% and 4.5%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded a full valuation allowance, which is continuing through March 31, 2015. We also have several state and franchise taxes payable based on gross receipts.
Financial condition at March 31, 2015 compared to December 31, 2014
Cash and cash equivalents decreased $0.7 million to $0.4 million as of March 31, 2015 compared to $1.1 million as of December 31, 2014.
Net cash from operating activities was $3.5 million for the three month period ended March 31, 2015. The increase in net cash from operating activities is primarily due to a decrease in accounts receivable of $3.9 million, depreciation of $0.7 million, an inventory adjustment for lower of cost or market of $0.8 million, an impairment charge to property and equipment of $0.6 million, a decrease in inventories of $0.4 million and a decrease in accounts payable/current liabilities of $0.4 million partially offset by a net loss of $3.1 million and a gain on sale of property and equipment of $0.4 million.
Net cash from investing activities was $706.5 thousand for the three month period ended March 31, 2015. In the first three months of 2015, we purchased rental fleet equipment of $147.0 thousand. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers, pre-crushers, and containers. We received $854.0 thousand from proceeds from sale of property primarily related to selling property at our former Seymour, Indiana location and moving our facility to a leased property in the same general area.
Net cash used in financing activities was $4.9 million for the three month period ended March 31, 2015. In the three month period ended March 31, 2015, we made payments on debt obligations of $4.9 million.
Accounts receivable trade decreased $3.9 million or 39.2% to $6.1 million as of March 31, 2015 compared to $10.0 million as of December 31, 2014 due to receipt of customer payments in the first three months of 2015 as compared to the fourth quarter of 2014. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory decreased $1.2 million, or 18.5%, to $5.5 million as of March 31, 2015 compared to $6.8 million as of December 31, 2014.
This decrease is primarily due to an inventory adjustment for lower of cost or market of $0.8 million as well as shipments over purchases of ferrous, nonferrous and stainless steel material of 2.8 thousand gross tons in the first three months of 2015 compared to the first three months of 2014.

Inventory aging for the period ended March 31, 2015 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$2,710	$305	$183	$1,022	$4,220
Replacement parts	1,240	—	—	—	1,240
Waste equipment machinery	—	—	—	45	45
Other	22	—	—	—	22
Total	$3,972	$305	$183	$1,067	$5,527
Inventory aging for the period ended December 31, 2014 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$3,804	$250	$394	$899	$5,347
Replacement parts	1,371	—	—	—	1,371
Waste equipment machinery	—	—	—	46	46
Other	2	—	1	10	13
Total	$5,177	$250	$395	$955	$6,777
Inventory in the "Over 90 days" category increased by $0.1 million from December 31, 2014 to March 31, 2015. Inventory in the “Over 90 days” category as of March 31, 2015 includes $0.4 million in an items we intend to process and sell and $0.6 million in low value items that can only be used in limited quantities. The inventory balance as of December 31, 2014 included $0.2 million in older automobile inventory held at the automobile scrap parts yard, $0.2 million in items we intend to process and sell, and $0.5 million in a low value items that can only be used in limited quantities.
Accounts payable trade increased $0.3 million or 8.0% to $3.8 million as of March 31, 2015 compared to $3.5 million as of December 31, 2014. The accounts payable balance increased due to timing of purchases from and payments made to our vendors.
Working capital decreased $1.9 million to $(4.4) million as of March 31, 2015 compared to $(2.5) million as of December 31, 2014. The decrease was primarily due to payments on debt obligations of $4.9 million offset by accounts receivable collections of $3.9 million as well as an inventory adjustment for lower of cost or market of $0.8 million.
Contractual Obligations
The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2015.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$11,067	$11,067	$—	$—	$—
Operating lease obligations (1)	3,839	1,251	2,036	552	—
Deposit from related party	500	500	—	—	—
Total	$15,406	$12,818	$2,036	$552	$—

(1)
We lease the Louisville, Kentucky facility from K&R, LLC ("K&R") under an operating lease expiring December 2017. K&R is wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, our founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, our Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the role of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of March 31, 2015, Mr. Kletter’s estate remains our primary shareholder.

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

We leased office space in Dallas, Texas for which monthly payments of $1.0 thousand were due through
April 2015.

The Company signed a lease, effective December 1, 2014, to lease a facility in the Seymour, Indiana area. This lease is for a period of three years. The company has the option to extend the lease for three (3) additional three (3) year periods. Rent is $8.0 thousand per month and increases each year by $0.2 thousand per month. In the event ISA exercises the option to renew the lease for a second three-year term, at the end of the second three-year term, ISA has the option to purchase the property.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the interest rate swaps, for which changes in value are accounted for in other comprehensive income.
Long-term debt, including the current portions thereof, decreased $4.8 million to $11.1 million as of March 31, 2015 compared to $15.9 million as of December 31, 2014 due to payments made on debt during the three month period ended March 31, 2015.
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
Based on our average anticipated borrowings under our credit agreements in fiscal 2015, a hypothetical increase or decrease in the LIBOR rate by 1% would increase or decrease interest expense on our variable borrowings by 1% of the outstanding balance, excluding amounts covered under swap agreements as noted below, with a corresponding change in cash flows.

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.2 million in debt, at March 31, 2015 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At March 31, 2015, we recorded the estimated fair value of the liability related to this swap at approximately $20.2 thousand.
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
ITEM 4: CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2015, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.
(b) Changes to internal control over financial reporting
There were no changes in ISA’s internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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
Item 1A. Risk Factors.

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 15, 2015.

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

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	May 15, 2015	By /s/ Orson Oliver
Orson Oliver
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	May 15, 2015	By /s/ Todd Phillips
Todd Phillips, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
10.1
Offer to Purchase Real Estate dated April 30, 2015 from LK Property Investments, LLC to ISA Real Estate LLC is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on May 6, 2015 (File No. 0-20979).

10.2
Lease Agreement dated April 30, 2015 by and between Industrial Services of America, Inc. and LK Property Investments, LLC is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on May 6, 2015 (File No. 0-20979).

31.1	Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended March 31, 2015.
31.2	Rule 13a-14(a) Certification of Todd Phillips for the Form 10-Q for the quarter ended March 31, 2015.
32.1	Section 1350 Certification of Orson Oliver and Todd Phillips for the Form 10-Q for the quarter ended March 31, 2015.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
** Previously filed.