Form 10-K/A
period 2014-12-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2015-06-17
CIK 4187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
EXPLANATORY NOTE

Industrial Services of America, Inc. (the “Company”) filed its Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K") with the Securities and Exchange Commission (the "SEC") on April 15, 2015. The Company is filing this Amendment No. 1 on Form 10-K/A to correct the date of the Section 906 Certifications furnished in the 2014 Form 10-K as Exhibit 32.1; the initial Exhibit 32.1 was dated March 31, 2015, rather than the April 15, 2015 filing date. (The Section 302 Certifications filed as Exhibits 31.1 and 31.2 were correctly dated April 15, 2015.) This Amendment No. 1 also contains an updated list of the Company’s subsidiaries as Exhibit 21 and a Consent of Independent Registered Public Accounting Firm as Exhibit 23.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the 2014 Form 10-K filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Other than the changes in exhibits referred to above, all other information in the 2014 Form 10-K remains unchanged.

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

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:	June 17, 2015	By :	/s/ Orson Oliver

Orson Oliver, Chairman of the Board and Interim Chief Executive Officer

Dated:	June 17, 2015	By :	/s/ Todd Phillips

Todd, Phillips, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits to Form 10-K/A

3.1	**
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
Industrial Services of America, Inc. 2009 Long Term Incentive Plan (incorporated by reference to Exhibit 10.57 to the Company's proxy statement on Form DEF 14A filed on April 30, 2009) (File No. 0-20979).*

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
Executive Employment Agreement dated December 31, 2014 between the Company and Todd L. Phillips. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014) (File No. 0-20979).*

Exhibit Number		Description of Exhibits

10.23	**
Stock Option Agreement dated December 31, 2014 between the Company and Todd L. Phillips. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014) (File No. 0-20979).*

10.24	**
Stock Option Agreement dated January 2, 2015 between the Company and Todd L. Phillips. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014) (File No. 0-20979).*

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

11		Statement of Computation of Earnings Per Share (See Note 10 to Notes to Consolidated Financial Statements).

21		List of subsidiaries of Industrial Services of America, Inc.

23		Consent of Independent Registered Public Accounting Firm

31.1		Rule 13a-14(a) Certification of Orson Oliver for the Form 10-K for the year ended December 31, 2014.

31.2		Rule 13a-14(a) Certification of Todd Phillips for the Form 10-K for the year ended December 31, 2014.

32.1		Section 1350 Certification of Orson Oliver and Todd Phillips for the Form 10-K for the year ended December 31, 2014.

101.INS		XBRL Instance Document***

101.SCH		XBRL Taxonomy Extension Schema Document***

101.CAL		XBRL Taxonomy Extension Calculation Document***

101.DEF		XBRL Taxonomy Extension Definitions Document***

101.LAB		XBRL Taxonomy Extension Labels Document***

101.PRE		XBRL Taxonomy Extension Presentation Document***
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

NOTE 8 - INCOME TAXES (Continued)

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