Form 10-Q
period 2015-06-30
INDUSTRIAL SERVICES OF AMERICA INC
filed 2015-08-14
CIK 4187

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2015: 7,968,262.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page No.
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - June 30, 2015 (Unaudited) and December 31, 2014	3
	Condensed Consolidated Statements of Operations - Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and Six Months Ended June 30, 2015 and 2014 (Unaudited)	6
	Condensed Consolidated Statement of Shareholders’ Equity - Six Months Ended June 30, 2015 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2015 and 2014 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II	OTHER INFORMATION	35
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	June 30, 2015	December 31, 2014
	(Unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$591	$1,059
Accounts receivable – trade (after allowance for doubtful accounts of $50.0 thousand and $100.0 thousand in 2015 and 2014, respectively)	5,023	10,019
Inventories	5,461	6,777
Prepaid expenses	480	567
Property available for sale	—	398
Total current assets	11,555	18,820
Net property and equipment	15,537	18,742
Other assets
Deferred income taxes	97	97
Other non-current assets	251	131
Total other assets	348	228
Total assets	$27,440	$37,790

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND SHAREHOLDERS’ EQUITY

	June 30, 2015	December 31, 2014
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$8,823	$15,911
Bank overdrafts	—	79
Accounts payable	3,923	3,315
Income tax payable	22	27
Interest rate swap agreement liability	16	10
Payable to related parties	1,834	1,775
Other current liabilities	413	168
Total current liabilities	15,031	21,285
Long-term liabilities
Long-term debt, net of current maturities	—	—
Total long-term liabilities	—	—
Shareholders’ equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2015 and 2014; 8,049,622 shares issued in 2015 and 2014; 7,968,262 and 7,956,410 shares outstanding in 2015 and 2014, respectively	27	27
Additional paid-in capital	23,443	23,249
Stock warrants outstanding	1,025	1,025
Retained losses	(11,953)	(7,652)
Accumulated other comprehensive loss	(16)	(10)
Treasury stock at cost, 81,360 and 93,212 shares in 2015 and 2014, respectively	(117)	(134)
Total shareholders’ equity	12,409	16,505
Total liabilities and shareholders’ equity	$27,440	$37,790

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue from services	$1,433	$1,319	$2,788	$2,436
Revenue from product sales	14,413	27,314	31,256	51,872
Total revenue	15,846	28,633	34,044	54,308
Cost of sales for services	1,364	1,223	2,627	2,221
Cost of sales for product sales	14,220	25,902	31,953	49,809
Inventory adjustment for lower of cost or market	—	—	791	—
Impairment loss, property and equipment	—	—	637	—
Total cost of sales	15,584	27,125	36,008	52,030
Selling, general and administrative expenses	1,229	1,928	2,377	3,137
Selling, general and administrative expenses	1,229	1,928	2,377	3,137
Income (loss) before other income (expense)	(967)	(420)	(4,341)	(859)
Other income (expense)
Interest expense, including loan fee amortization	(147)	(248)	(309)	(485)
Interest income	—	—	—	1
Gain (loss) on sale of assets	(101)	47	330	106
Other income (expense), net	15	(3)	27	(3)
Total other income (expense)	(233)	(204)	48	(381)
Income (loss) before income taxes	(1,200)	(624)	(4,293)	(1,240)
Income tax provision	—	18	8	46
Net income (loss)	$(1,200)	$(642)	$(4,301)	$(1,286)
Basic earnings (loss) per share	$(0.15)	$(0.09)	$(0.54)	$(0.18)
Diluted earnings (loss) per share	$(0.15)	$(0.09)	$(0.54)	$(0.18)
Weighted average shares outstanding:
Basic	7,968	7,240	7,968	7,155
Diluted	7,968	7,240	7,968	7,155

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)		(in thousands)
Net income (loss)	$(1,200)	$(642)	$(4,301)	$(1,286)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	4	8	(6)	47

Comprehensive income (loss)	$(1,196)	$(634)	$(4,307)	$(1,239)

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
SIX MONTHS ENDED JUNE 30, 2015
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Stock Warrants	Retained Losses	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Cost
	(in thousands, except share information)
Balance as of December 31, 2014	8,049,622	$27	$23,249	$1,025	$(7,652)	$(10)	(93,212)	$(134)	$16,505
Common Stock	—	—	(17)	—	—	—	11,852	17	—
Unrealized loss on derivative instruments	—	—	—	—	—	(6)	—	—	(6)
Stock option compensation	—	—	211	—	—	—	—	—	211
Net loss	—	—	—	—	(4,301)	—	—	—	(4,301)
Balance as of June 30, 2015	8,049,622	$27	$23,443	$1,025	$(11,953)	$(16)	(81,360)	$(117)	$12,409

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(UNAUDITED)

	2015	2014
	(in thousands)
Cash flows from operating activities
Net loss	$(4,301)	$(1,286)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,414	1,588
Inventory write-down	791	—
Impairment, property and equipment	637	—
Stock options	211	718
Gain on sale of property and equipment	(330)	(106)
Amortization of loan fees included in interest expense	30	43
Change in assets and liabilities
Receivables	4,995	1,385
Inventories	525	(3,288)
Other assets	(63)	(193)
Accounts payable	671	(1,146)
Other current liabilities	267	485
Net cash from (used in) operating activities	4,847	(1,800)
Cash flows from investing activities
Proceeds from sale of property and equipment	2,188	123
Purchases of property and equipment	(336)	(242)
Net cash from (used in) investing activities	1,852	(119)
Cash flows from financing activities
Loan fees capitalized	—	(245)
Proceeds from the sale of common stock and warrants, net	—	3,023
Change in bank overdrafts	(79)	(594)
Payments on current debt	(7,178)	(13,270)
Proceeds from current debt	90	12,157
Net cash used in (from) financing activities	(7,167)	1,071
Net decrease in cash	(468)	(848)
Cash and cash equivalents at beginning of year	1,059	1,589
Cash and cash equivalents at end of period	$591	$741
Supplemental disclosure of cash flow information:
Cash paid for interest	$326	$454
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in equipment purchases accrual	$(30)	$—

See accompanying notes to consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2015 and the results of our operations and changes in our cash flows for the periods ended June 30, 2015 and 2014. Results of operations for the period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2014 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2014, on file with the Securities and Exchange Commission.
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

Going Concern

The Company was in violation of a minimum EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) covenant measured at June 30, 2015 with Wells Fargo Bank, its primary lender. Management has been unable to obtain a waiver of covenant noncompliance from the bank at the date the June 30, 2015 consolidated financial statements were issued. The Wells Fargo covenant violation causes the Bank of Kentucky debt (see Note 3) to be in technical default as well due to cross default provisions. Being in violation of loan covenants constitutes an event of default under the agreements and allows the banks, if they choose, to call the debt due. Accordingly, under U.S. GAAP, this requires the debt to be classified as a current liability. If the Company is able to obtain a waiver of noncompliance from Wells Fargo, it will remedy the Bank of Kentucky debt violation as the Company was otherwise in compliance with those covenant measures.

We are currently in discussions with Wells Fargo regarding a resolution to the default, including amendments to the existing agreements, waivers of the default and a resetting of covenant measures to correspond to current forecasts for the remainder of 2015. If successful in these negotiations, the Company expects to amend the credit facility in the latter half of 2015. There can be no assurance that the requested relief will be granted on terms acceptable to us or at all. So long as one or more events of default are continuing under the loan agreements and no forbearance agreement exists, Wells Fargo and the Bank of Kentucky may exercise, subject to compliance with the terms and conditions of the loan agreements, as applicable, and applicable law, a number of remedies including acceleration of the debt and the sale of collateral. The exercise of certain remedies may have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent.

Due to deteriorating market conditions for ferrous and certain non-ferrous products in late 2014 and continuing into 2015, the Company has experienced worse than expected operating results. Management has responded by reducing operating costs and during May 2015, the Company idled its shredder and downstream processing operations. Management believes these actions will improve cash flows and operating results. While it is management’s expectation that a bank amendment will be completed in the latter half of 2015, there are no assurances this will occur. These conditions cause substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
We use the fair value methodology outlined in the related accounting standards to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at June 30, 2015 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$591	$—	$591
Liabilities:
Current debt	$—	$(8,823)	$(8,823)
Derivative contract - interest rate swap	—	(16)	(16)
We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 (except for impairment of property and equipment discussed below) fair value measurements for the six month periods ended June 30, 2015 or 2014.

Idling of Shredder

On May 13, 2015, the Company announced the warm idle of the Company’s auto shredder. This action was in response to market conditions, primarily related to ferrous price volatility and lower ferrous volumes. Management will continue to monitor and analyze market conditions and to review the Company’s long-term options for its shredder and related downstream processing operation. Management does not anticipate the cash costs of idling, including severance costs, to exceed $100.0 thousand. The costs of idling were recognized in the second quarter 2015 financial statements.

As a result of the continued operating losses from the shredder operations, management reviewed the carrying cost of the shredder, including the downstream processing system. The Company recognized an asset impairment charge of approximately $636.6 thousand related to the shredder's downstream processing system. This charge is recorded in the first quarter of 2015 as an impairment charge to the property and equipment within the cost of sales section in the accompanying six months ended June 30, 2015 condensed consolidated statement of operations.

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
Subsequent Events
We have evaluated the period from June 30, 2015 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and we identified the following:
On August 5, 2015, the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand. The consideration was payable in the form of a reduction of the Company’s $378.0 thousand accrued but unpaid bonus compensation due to Algar pursuant to the Management Services Agreement between the Company and Algar, dated as of December 1, 2013, leaving a remainder of $189.0 thousand in the accrued but unpaid bonus compensation. See Note 7 - “Related Party Transactions” to the Condensed Consolidated Financial Statements.

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

NOTE 2 – INVENTORIES
Our inventories primarily consist of ferrous and non-ferrous scrap metals, and are valued at the lower of average purchased cost or market based on the specific scrap commodity. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment and related adjustments when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. We record the loss in cost of sales in the period during which we identified the loss. During the first quarter of 2015, we charged $0.8 million to cost of sales as a result of impairment associated with ferrous market price decreases.
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
Inventories as of June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015				December 31, 2014
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Ferrous and non-ferrous materials	$2,521	$1,191	$490	$4,202	$3,827	$1,043	$477	$5,347
Waste equipment machinery	—	60	—	60	—	46	—	46
Other	—	22	—	22	—	13	—	13
Total inventories for sale	2,521	1,273	490	4,284	3,827	1,102	477	5,406
Replacement parts	1,177	—	—	1,177	1,371	—	—	1,371
Total inventories	$3,698	$1,273	$490	$5,461	$5,198	$1,102	$477	$6,777

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

As of June 30, 2015 and December 31, 2014, the Company had credit facilities with each of The Bank of Kentucky, Inc. ("KY Bank") and Wells Fargo Bank, National Association ("the Bank"). As of June 30, 2015 and December 31, 2014, the Company was not in compliance with its financial covenant with the Bank. The Company is negotiating amendments with the Bank. Under GAAP, all of the Company’s debt is required to be classified in the accompanying balance sheets as of June 30, 2015 and December 31, 2014 as a current liability. The bank has not accelerated repayment of the indebtedness. For additional information, see Note 1 - Summary of Significant Accounting Policies - Going Concern.
On October 15, 2013, WESSCO, LLC ("WESSCO"), a wholly-owned subsidiary of the Company, signed two promissory notes (collectively, the "KY Bank Notes") in favor of KY Bank, one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay $3.0 million against the Company’s previous loan from Fifth Third Bank. WESSCO used the Line of Credit Note to purchase additional equipment.  The Company is a guarantor of the KY Bank Notes.  The Company has also signed a $3.0 million demand promissory note (the “Company Note”) in favor of WESSCO in exchange for the proceeds of WESSCO’s Term Note.

During 2014, the draw period of the Line of Credit Note expired and the outstanding balance automatically converted into a term note ("Line of Credit Term Note") with a 5 year term. As of June 30, 2015, $0.5 million was outstanding on this Line of Credit Term Note.
On January 15, 2015, the Company signed a new line of credit ("2015 Line of Credit Note") in the amount of $1.0 million with KY Bank in order to purchase additional equipment. The draw period for the 2015 Line of Credit Note will expire on January 14, 2016, at which time the outstanding balance will be converted into a term note with a five year term. As of June 30, 2015, the outstanding principal balance on the Line of Credit Note was $0.3 million.
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

The interest rate on the KY Bank Notes and the Company Note is equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which have a final maturity date of October 14, 2019.  As of June 30, 2015, the interest rate was 3.67%. In the event of a default, the interest rate under the KY Bank Notes (but not the Company Note) will increase by five percent (5.00%).  Events of default under the KY Bank Notes include (a) the failure to pay (i) any installment of principal or interest payable pursuant to the Term Note or the Line of Credit Note on the date when due, or (ii) any other amount payable to KY Bank under the KY Bank Notes, the Security Agreement or any of the other Loan Documents within five (5) days after the date when any such payment is due in accordance with the terms thereof; (b) the occurrence of any default under the Wells Fargo security agreement; (c) the occurrence of any default under any of the documents evidencing or securing any other loan made to WESSCO or the Company (except that if there is an event of default under the documents evidencing the Wells Fargo Loan, it will not constitute an event of default under the KY Bank Notes if Wells Fargo Bank and the Company enter into a forbearance agreement within sixty (60) days of that event of default); and (d) the occurrence of any other “Event of Default” under the Security Agreement or any of the other Loan Documents. The only event of default under the Company Note is the failure of the Company to pay all funds due to WESSCO on demand.

The principal under the Term Note is payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. Interest will be calculated as noted above and paid each month. The first payment commenced November 1, 2013, and the final unpaid principal amount of $60.0 thousand, together with  all accrued and unpaid interest, charges, fees, or other advances, if any, is to be paid on November 1, 2018. As of June 30, 2015, the outstanding principal balance on the Term Note was $2.1 million. With respect to the Line of Credit Note, WESSCO requested advances up to $1.0 million for twelve (12) months after the effective date of the Line of Credit Note (the "Draw Period").  Advances were limited to eighty percent (80%) of the purchase price for equipment.  Advances made to WESSCO that were repaid were re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the Line of Credit Note were made monthly. The total of all advances, less any repayments, through the end of the Draw Period, were equal to the principal balance of the Line of Credit Note, and no further advances were made after the Draw Period.  At the conclusion of the Draw Period, the principal and interest were payable in sixty (60) monthly installments that commenced on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, were paid.

WESSCO cannot make demand for payment of the Company Note before December 31, 2016.
On June 13, 2014, the Company entered into a senior, secured credit facility (the "Credit Agreement") with Wells Fargo Bank, National Association pursuant to which the Bank granted the Company a revolving line of credit of up to $15.0 million (the "Revolving Loan"), up to $1.0 million of which is available to the Company as a sub-facility for letters of credit. The Company may borrow up to 85% of the value of its eligible accounts receivable and 65% of the value of eligible inventory under the Revolving Loan. As of June 30, 2015, an availability block that limits borrowings under the revolver in the amount of $1.6 million is in place. If the Company demonstrates to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.25:1, the availability block shall reduce to $1.0 million. If we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.50:1, the availability block shall reduce to zero. These financial ratios were not met and accordingly this availability block remains in place.
The Credit Agreement also provided the Company with a secured equipment term loan of $2.8 million (the "Term Loan"). The Company used the proceeds from the Credit Agreement to repay in full its prior credit facility with Fifth Third Bank (the "Prior Credit Agreement").
The interest rate on the Revolving Loan is equal to daily three month LIBOR plus three percent (3.00%). The interest rate on the Term Loan is equal to daily three month LIBOR plus three and 25/100 percent (3.25%). If there is an Event of a Default (as defined in the Credit Agreement) under either the Revolving Loan or the Term Loan, the interest rate will increase by two percent (2.00%). Each of the Revolving Loan and the Term Loan has a maturity date of June 13, 2019. As of March 19, 2015, the lender decreased the borrowing base block for the Credit Agreement, thereby increasing the availability of capital under our revolving line of credit by $350,000. The lender charged us $5,000 per week for each week in which we used this additional $350,000. As of April 30, 2015, the borrowing base block reduction was canceled and no longer available to the Company.
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
The Credit Agreement contains customary covenants, including a minimum EBITDA covenant, a capital expenditure covenant, and a fixed charge coverage ratio covenant, measured monthly on a trailing twelve month basis at the end of each month, beginning with the month ending June 30, 2015 of not less than 1.25 to 1.00. As of June 30, 2015 and December 31, 2014, we were not in compliance with our bank financial covenants.
As of June 30, 2015, we have $404.7 thousand under our existing credit facilities that we can use.
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
Swap agreements

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.1 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At June 30, 2015, we recorded the estimated fair value of the liability related to this swap at approximately $16.1 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts and forecasted amounts.

Our long term debt as of June 30, 2015 and December 31, 2014 consisted of the following:

	2015	2014
	(Unaudited)
	(in thousands)
Revolving credit facility of $15.0 million in 2014 with Wells Fargo Bank. See above description for additional details.	$3,737	$10,453
Note payable to Wells Fargo Bank in the original amount of $2.8 million secured by shredder system assets, and other Recycling equipment. See above description for additional details.	2,240	2,520
Note payable to the Bank of Kentucky, Inc. in the original amount of $3.0 million secured by all WESSCO assets. See above description for additional details.	2,076	2,361
Note payable to the Bank of Kentucky, Inc. in the original amount of $596.6 thousand secured by all WESSCO assets. See above description for additional details.	517	577
Revolving credit facility convertible to term loan of up to $1.0 million in 2014 with the Bank of Kentucky, Inc. See above description for additional details.	253	—
	8,823	15,911
Less current maturities	8,823	15,911
	$—	$—
The annual maturities of long term debt (in thousands) for the next five twelve-month periods and thereafter ending June 30 of each year are as follows:

2015	$8,823
2016	—
2017	—
2018	—
2019	—
Total	$8,823
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

FOR THE SIX MONTHS ENDED JUNE 30, 2015	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$30,038	$—	$—	$30,038
Equipment sales, service and leasing revenues	—	1,218	—	1,218
Management fees	—	2,788	—	2,788
Cost of sales	(31,572)	(3,008)	—	(34,580)
Inventory adjustment for lower of cost or market	(791)	—	—	(791)
Impairment loss, fixed assets	(637)	—	—	(637)
Selling, general, and administrative expenses	(581)	(362)	(1,434)	(2,377)
Segment profit (loss)	$(3,543)	$636	$(1,434)	$(4,341)
Segment assets	$22,881	$2,076	$2,483	$27,440

FOR THE SIX MONTHS ENDED JUNE 30, 2014	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$50,772	$—	$—	$50,772
Equipment sales, service and leasing revenues	—	1,100	—	1,100
Management fees	—	2,436	—	2,436
Cost of sales	(49,522)	(2,508)	—	(52,030)
Selling, general, and administrative expenses	(715)	(450)	(1,972)	(3,137)
Segment profit (loss)	$535	$578	$(1,972)	$(859)
Segment assets	$38,967	$2,090	$3,055	$44,112

FOR THE THREE MONTHS ENDED JUNE 30, 2015	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$13,773	$—	$—	$13,773
Equipment sales, service and leasing revenues	—	640	—	640
Management fees	—	1,433	—	1,433
Cost of goods and services sold	(13,999)	(1,585)	—	(15,584)
Selling, general, and administrative expenses	(258)	(160)	(811)	(1,229)
Segment profit (loss)	$(484)	$328	$(811)	$(967)
Segment assets	$22,881	$2,076	$2,483	$27,440

FOR THE THREE MONTHS ENDED JUNE 30, 2014	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$26,770	$—	$—	$26,770
Equipment sales, service and leasing revenues	—	544	—	544
Management fees	—	1,319	—	1,319
Cost of goods and services sold	(25,754)	(1,371)	—	(27,125)
Selling, general, and administrative expenses	(338)	(202)	(1,388)	(1,928)
Segment profit (loss)	$678	$290	$(1,388)	$(420)
Segment assets	$38,967	$2,090	$3,055	$44,112

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

On April 30, 2015, the Company entered into a lease agreement with LK Property Investments, LLC (See Note 7), for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, KY in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to vacate the leased premises upon 90 days notice. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term.
Future minimum lease payments for operating leases for the next five twelve-month periods ending June 30 of each year, in thousands, as of June 30, 2015 are as follows:

2016	$1,248
2017	1,148
2018	769
2019	397
2020	92
Future minimum lease payments	$3,654
Total rent expense for the six months ended June 30, 2015 and 2014 was $674.7 thousand and $443.1 thousand, respectively.
NOTE 6 – PER SHARE DATA

The computation for basic and diluted earnings (loss) per share is as follows:
Six months ended June 30, 2015 compared to six months ended June 30, 2014:

	2015	2014
	(in thousands, except per share information)
Basic loss per share
Net loss	$(4,301)	$(1,286)
Weighted average shares outstanding	7,968	7,155
Basic loss per share	$(0.54)	$(0.18)
Diluted loss per share
Net loss	$(4,301)	$(1,286)
Weighted average shares outstanding	7,968	7,155
Add dilutive effect of assumed exercising of stock options	—	—
	7,968	7,155
Diluted loss per share	$(0.54)	$(0.18)

Three months ended June 30, 2015 compared to three months ended June 30, 2014:

	(in thousands, except per share information)
Basic earnings (loss) per share
Net income (loss)	$(1,200)	$(642)
Weighted average shares outstanding	7,968	7,240
Basic earnings (loss) per share	$(0.15)	$(0.09)
Diluted earnings (loss) per share
Net income (loss)	$(1,200)	$(642)
Weighted average shares outstanding	7,968	7,240
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	7,968	7,240
Diluted earnings (loss) per share	$(0.15)	$(0.09)

Total weighted average anti-dilutive shares excluded from diluted net income (loss) per share are 1,162 thousand.

NOTE 7 - RELATED PARTY TRANSACTIONS

Property and equipment payments to K&R, LLC.:

During the six month period ended June 30, 2015, we were involved in various transactions with related parties, including an affiliated company, K&R, LLC ("K&R"), which is wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, our founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, our Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the role of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of June 30, 2015, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares. See Note 5 - Lease Commitments for additional information relating to the rent and lease agreements with K&R.

On September 13, 2013, K&R made a $500.0 thousand refundable, non-interest bearing deposit with the Company related to K&R's potential purchase of a piece of the Company's real property located at 1565 East 4th Street in Seymour, Indiana. The Company was permitted and has used the deposited funds for general corporate purposes. The Company was informed by K&R that K&R was no longer interested in acquiring the property, however the Company may repay K&R at a later date to be determined.

As of June 30, 2015 and December 31, 2014, we had $32.2 thousand for both periods in accounts receivable from K&R pertaining to payments made by ISA on their behalf.

Board of Directors' fees and consulting fees:

For the six month period ended June 30, 2015 and June 30, 2014, we had outstanding unpaid Board of Directors' fees of $160.0 thousand and $26.0 thousand. We expensed financial consulting fees of $25.0 thousand during 2015 to one of our directors.

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

On December 2, 2013, in connection with the Management Agreement, our board of directors appointed Sean Garber as President. Under the Management Agreement, we will reimburse Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Management Agreement in an amount not to exceed $20.8 thousand per month, or $250.0 thousand per year plus other expenses. During the six month periods ended June 30, 2015 and June 30, 2014, we expensed for both periods, management fees of $125.0 thousand to Algar for the portion of Mr. Garber's salary. Other management fees expensed in regards to Algar in connection with the Management Agreement were $16.9 thousand and $65.1 thousand, respectively for the six month periods ended June 30, 2015 and June 30, 2014. As of June 30, 2015 and December 31, 2014, we had $26.7 thousand and $33.9 thousand in accounts payable for management fees to Algar.

Per the Management Agreement, Algar earned a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s adjusted pre-tax income for the year ending December 31, 2014 in the amount of $428.0 thousand. The unpaid amount is recorded as a current liability entitled "Payable to related party" in the amount of $378.0 thousand as of June 30, 2015.

Scrap material purchases from Algar, Inc:
During the six month period ended June 30, 2015 and June 30, 2014, we purchased scrap material in the amount of $520.0 thousand and $916.3 thousand from Algar. As of June 30, 2015 and December 31, 2014, we had $5.4 thousand and $88.4 thousand in accounts payable pertaining to scrap material purchases to Algar.

Scrap material sales to Algar, Inc:
During the six month period ended June 30, 2015 and June 30, 2014, we sold scrap material in the amount of $61.6 thousand and $269.3 thousand to Algar. As of June 30, 2015 and December 31, 2014, we had $58.1 thousand and $84.6 thousand in accounts receivable pertaining to scrap material sales from Algar.

Other sales to Algar, Inc:
During the six month period ended June 30, 2015, we provided logistical services of $22.4 thousand, IT services of $8.3 thousand and equipment sales of $2.7 thousand to Algar. As of June 30, 2015, we had $36.4 thousand in accounts receivable pertaining to other sales to Algar.
Scrap material sales to Metal X, LLC:
During the six month period ended June 30, 2015 and June 30, 2014, we sold scrap material in the amount of $1.5 million and $889.7 thousand to MetalX, LLC. As of June 30, 2015 and December 31, 2014, we had $327.1 thousand and $250.3 thousand in accounts receivable from MetalX, LLC. For additional information regarding MetalX, LLC, see Note 10 - "Financing and Related Matters" to the Condensed Consolidated Financial Statements.
Real estate sale to LK Property Investments, LLC.

On April 30, 2015, ISA Real Estate LLC, the wholly-owned subsidiary of the Company, agreed to sell to LK Property Investments, LLC, an entity principally owned by Daniel M. Rifkin, CEO of MetalX LLC, a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC, a 4.4 acre parcel of real estate, located at 6709 Grade Lane, Louisville, KY, for a purchase price of $1.0 million.  The Company used the proceeds from the sale primarily for debt reduction and working capital. The loss on sale of this asset was $102.0 thousand.

Real estate lease with LK Property Investments, LLC.

On April 30, 2015, the Company entered into a lease agreement with LK Property Investments, LLC, for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, KY in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to vacate the leased premises upon 90 days notice. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

Real estate sale to SG&D Ventures, LLC.

On May 18, 2015, ISA Real Estate LLC, a wholly-owned subsidiary of the Company, agreed to sell to SG&D Ventures, LLC, an entity owned by shareholders of Algar, including Sean Garber, the Company’s Vice Chairman of the Board and President, and the President of Algar, approximately 1-acre parcel of non-essential real estate, located at 7017 Grade Lane, Louisville, KY, for an aggregate purchase price equal to independent third-party appraisal amount of $350.0 thousand.  The Company received an appraisal of the Parcel equal to $350.0 thousand from an independent third party before the sale.  The purchase consideration consisted of $300.0 thousand in cash from the Purchaser and a credit of $50.0 thousand against bonus compensation previously accrued but not paid to Algar as described below.  The Company expects to use the cash proceeds from the the sale of the real estate primarily for debt reduction and working capital. This transaction closed on May 19, 2015. The gain on sale of this asset was $1.1 thousand.

A summary of all the Company's related party transactions, in thousands, as of June 30, 2015 and December 31, 2014 and for the six months ended June 30, 2015 and June 30, 2014 is as follows:

	2015	2014
Balance sheet accounts:
Accounts receivable	$453.8	$367.1
Deposits (included in other long-term assets)	$42.1	$42.1
Accounts payable	$192.1	$148.2
Deposit payable	$500.0	$500.0
Bonus payable	$378.0	$428.0
Accrued rent payable	$763.6	$577.7

Income statement activity (Six months ended):
Revenue from product sales & services	$1,595.1	$1,195.4
Scrap material purchases	$520.0	$916.3
Management fee expense	$141.9	$190.1
Management services bonus	$—	$340.0
Director and consulting fee expense	$115.0	$115.0
Rent expense (property)	$323.0	$323.0
Lease expense (equipment)	$63.0	$63.0
Gain (loss) on sale of assets	$(100.9)	$—

NOTE 8 – SHARE-BASED COMPENSATION

The weighted average assumptions relating to the valuation of the Company's stock options awarded in January 2015 are shown below.

2015
Weighted average grant-date fair value of grants per option	$3.01
Volatility	60.1%
Risk-free interest rate	2.3%
Expected life	5 years
Expected dividend yield	0.0%

The following table presents a summary of the Company's stock option activity:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	180	$4.59	1.9 years	$1.38
Granted	2,062	5.02	—	2.26
Exercised	(30)	4.23	—	1.05
Expired	(60)	4.23	—	1.05
Outstanding at December 31, 2014	2,152	$5.02	2.7 years	$2.23
Granted	20	5.71	4.5 years	3.01
Outstanding at June 30, 2015	2,172	$5.02	2.2 years	2.24
Exercisable at June 30, 2015	1,162	$4.88	2.2 years	$2.24
Available for grant at June 30, 2015	1,603

As of January 2, 2015, we awarded options to purchase 20,000 shares of our common stock to an officer. These options vest over a three-year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three year anniversary of the grant date. The exercise price per share of the options is $5.71, the fair value as of the grant date.

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

Registration Rights Agreement
On June 13, 2014, in connection with the Securities Purchase Agreement, the Company and the Investor entered into a Registration Rights Agreement (the "Registration Rights Agreement"), under which the Company agreed to (a) prepare and file a registration statement no later than December 12, 2014 and (b) cause the registration statement to be declared effective by the Securities and Exchange Commission no later than February 1, 2015 for (i) resales of the common stock issued to the Investor under the Securities Purchase Agreement, and (ii) resales of any shares of common stock issuable upon exercise of the warrant.

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
Cautionary Statement Regarding Forward-Looking Statements
The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include our ability to continue as a going concern, the fluctuations in the commodity price index and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K/A for the year ended December 31, 2014, as filed with the Securities and Exchange Commission.

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
Liquidity and Capital Resources

Our cash requirements generally consist of working capital, capital expenditures and debt service. Our primary sources of liquidity are cash flows generated from operations and the various borrowing and factoring arrangements described below, including our revolving credit facility. We are also able to manage liquidity by deferring certain rent payments made to related parties. See Note 11 - "Related Party Transactions" in the Notes to Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of June 30, 2015, we held cash and cash equivalents of $0.6 million.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. Due to the events of default under our credit facility with Wells Fargo Bank, which are discussed in the credit facilities and notes payable section below, and the other factors discussed in Note 1 to our consolidated financial statements, our independent registered public accounting firm has included an explanatory paragraph in its report with respect to substantial doubt about our ability to continue as a going concern in its report on our consolidated financial statements at December 31, 2014 included in Form 10-K/A. While management is evaluating all options to cure the defaults, including refinancing, extending the indebtedness and exploring alternatives for other sources of capital for ongoing cash needs, there can be no assurance that we will be able to secure a resolution or refinance or extend the indebtedness and, accordingly, our liquidity and ability to operate could be adversely affected. We are currently in discussions with our lenders regarding a resolution to the defaults, and our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

As of June 30, 2015 and December 31, 2014, the Company had credit facilities with each of The Bank of Kentucky, Inc. ("KY Bank") and Wells Fargo Bank, National Association ("the Bank"). As of June 30, 2015 and December 31, 2014, the Company was not in compliance with its financial covenant with the Bank. The Company is reviewing the impact of this non-compliance with the Bank. Under GAAP, all of the Company’s debt is required to be classified in the accompanying balance sheet as of June 30, 2015 and December 31, 2014 as a current liability. The bank has not accelerated the indebtedness. For additional information, see Note 1 - Summary of Significant Accounting Policies - Going Concern.
On October 15, 2013, WESSCO, LLC ("WESSCO"), a wholly-owned subsidiary of the Company, signed 2 promissory notes (collectively, the "KY Bank Notes") in favor of KY Bank, 1 in the amount of $3.0 million (the "Term Note") and 1 in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay $3.0 million against the Company’s loan from Fifth Third Bank. WESSCO used the Line of Credit Note to purchase additional equipment.  The Company is a guarantor of the KY Bank Notes.  The Company has also signed a $3.0 million demand promissory note (the “Company Note”) in favor of WESSCO in exchange for the proceeds of WESSCO’s Term Note.

During 2014, the draw period of the Line of Credit Note expired and the outstanding balance automatically converted into a term note ("Line of Credit Term Note") with a 5 year term. As of June 30, 2015, $0.5 million was outstanding on this Line of Credit Term Note.

On January 15, 2015, the Company signed a new line of credit ("2015 Line of Credit Note") in the amount of $1.0 million with KY Bank in order to purchase additional equipment. The draw period for the 2015 Line of Credit Note will expire on January 14, 2016, at which time the outstanding balance will be converted into a term note with a five year term. As of June 30, 2015, the outstanding principal balance on the Line of Credit Note was $0.3 million.
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

The interest rate on the KY Bank Notes and the Company Note is equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which have a final maturity date of October 14, 2019.  As of June 30, 2015, the interest rate was 3.67%. In the event of a default, the interest rate under the KY Bank Notes (but not the Company Note) will increase by five percent (5.00%).  Events of default under the KY Bank Notes include (a) the failure to pay (i) any installment of principal or interest payable pursuant to the Term Note or the Line of Credit Note on the date when due, or (ii) any other amount payable to KY Bank under the KY Bank Notes, the Security Agreement or any of the other Loan Documents within five (5) days after the date when any such payment is due in accordance with the terms thereof; (b) the occurrence of any default under the Wells Fargo security agreement; (c) the occurrence of any default under any of the documents evidencing or securing any other loan made to WESSCO or the Company (except that if there is an event of default under the documents evidencing the Wells Fargo Loan, it will not constitute an event of default under the KY Bank Notes if Wells Fargo Bank and the Company enter into a forbearance agreement within sixty (60) days of that event of default); and (d) the occurrence of any other “Event of Default” under the Security Agreement or any of the other Loan Documents. The only event of default under the Company Note is the failure of the Company to pay all funds due to WESSCO on demand.

The principal under the Term Note is payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. Interest will be calculated as noted above and paid each month. The first payment commenced November 1, 2013, and the final unpaid principal amount of $60.0 thousand, together with  all accrued and unpaid interest, charges, fees, or other advances, if any, is to be paid on November 1, 2018. As of June 30, 2015, the outstanding principal balance on the Term Note was $2.1 million. With respect to the Line of Credit Note, WESSCO requested advances up to $1.0 million for twelve (12) months after the effective date of the Line of Credit Note (the "Draw Period").  Advances were limited to eighty percent (80%) of the purchase price for equipment.  Advances made to WESSCO that were repaid were re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the Line of Credit Note were made monthly. The total of all advances, less any repayments, through the end of the Draw Period, were equal to the principal balance of the Line of Credit Note, and no further advances were made after the Draw Period.  At the conclusion of the Draw Period, the principal and interest were payable in sixty (60) monthly installments that commenced on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, were paid.

WESSCO cannot make demand for payment of the Company Note before December 31, 2016.
On June 13, 2014, the Company entered into a senior, secured credit facility (the "Credit Agreement") with Wells Fargo Bank, National Association pursuant to which the Bank granted the Company a revolving line of credit of up to $15.0 million (the "Revolving Loan"), up to $1.0 million of which is available to the Company as a sub-facility for letters of credit. The Company may borrow up to 85% of the value of its eligible accounts receivable and 65% of the value of eligible inventory under the Revolving Loan. As of June 30, 2015, an availability block that limits borrowings under the revolver in the amount of $1.6 million is in place. If we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.25:1, the availability block shall reduce to $1.0 million. If we demonstrate to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.50:1, the availability block shall reduce to zero. These financial ratios were not met and accordingly this availability block remains in place.
The Credit Agreement also provided the Company with a secured equipment term loan of $2.8 million (the "Term Loan"). The Company used the proceeds from the Credit Agreement to repay in full its prior credit facility with Fifth Third Bank (the "Prior Credit Agreement").
The interest rate on the Revolving Loan is equal to daily three month LIBOR plus three percent (3.00%). The interest rate on the Term Loan is equal to daily three month LIBOR plus three and 25/100 percent (3.25%). If there is an Event of a Default (as defined in the Credit Agreement) under either the Revolving Loan or the Term Loan, the interest rate will increase by two percent (2.00%). Each of the Revolving Loan and the Term Loan has a maturity date of June 13, 2019. As of March 19, 2015, the lender decreased the borrowing base block for the the Credit Agreement, thereby increasing the availability of capital under our revolving line of credit by $350,000. The lender charged us $5,000 per week for each week in which we used this additional $350,000. As of April 30, 2015, the borrowing base block reduction was canceled and no longer available to the Company.
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
The Credit Agreement contains customary covenants, including a minimum EBITDA covenant, a capital expenditure covenant, and a fixed charge coverage ratio covenant, measured monthly on a trailing twelve month basis at the end of each month, beginning with the month ending June 30, 2015 of not less than 1.25 to 1.00. As of June 30, 2015, we were not in compliance with our bank financial covenants.
As of June 30, 2015, we have $404.7 thousand under our existing credit facilities that we can use.
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
Swap agreements

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.1 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At June 30, 2015, we recorded the estimated fair value of the liability related to this swap at approximately $16.1 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts and forecasted amounts.
We have long term debt, including current maturities thereof, comprised of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)
	(in thousands)
Revolving lines of credit	$3,737	$10,453
Notes payable	5,086	5,458
	$8,823	$15,911

Results of Operations
The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenue:

	Six months ended
	June 30,
	2015	2014
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	105.8%	95.8%
Selling, general and administrative expenses	7.0%	5.8%
Income (loss) before other expenses	(12.8)%	(1.6)%
Six months ended June 30, 2015 compared to six months ended June 30, 2014
Total revenue decreased $20.3 million or 37.3% to $34.0 million in the six month period ended June 30, 2015 as compared to $54.3 million in the same period in 2014. With respect to the Recycling segment, Recycling revenue decreased $20.7 million or 40.8% to $30.0 million in 2015 compared to $50.8 million in 2014. This decrease was due to a decrease in the volume of shipments of ferrous, nonferrous and stainless steel of 15,916 gross tons or 22.9%, primarily due to the warm idling of the Company's auto shredder as well as a decrease in the overall price for all commodities shipped for ferrous, nonferrous and stainless steel of $146 per gross ton, or 18.7%, primarily due to global demand in the first six months of 2015 as compared to the same period in 2014.
While some scrap buyers provide consistently competitive pricing from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the six month period ended June 30, 2015, sales to repeat Recycling scrap buyers decreased by approximately $4.4 million, or 14.7%, compared to the same period in 2014. In the six month period ended June 30, 2015, 14.3% of the sales to all Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. In the same period in 2014, 25.0% of sales to Recycling scrap buyers were to new and competitively priced, intermittent scrap buyers. In the six month period ended June 30, 2014, the amount sold to non-recurring Recycling scrap buyers who did not purchase goods from the Company in 2015 was equal to 72.7% of the total sales to Recycling scrap buyers during the six month period ended June 30, 2015.
With respect to the Waste Services segment, Waste Services' revenue increased $0.5 million or 13.3% to $4.0 million in the six month period ended June 30, 2015 as compared to $3.5 million in 2014. During 2015, many customers grew and their business per location increased, which required higher volumes of service and increased management revenue by approximately $0.4 million in the six month period ended June 30, 2015 as compared to the same period in 2014. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services' revenue between periods.
Total cost of sales decreased $16.0 million or 30.8% to $36.0 million in the six month period ended June 30, 2015 as compared to $52.0 million for the same period in 2014. With respect to the Recycling segment, Recycling cost of sales decreased $16.5 million or 33.5% to $33.0 million in the six month period ended June 30, 2015 as compared to $49.5 million for the same period in 2014. This decrease was due to a decrease in the volume of shipments and the overall price for all commodities shipped for ferrous, nonferrous and stainless steel in the first six months of 2015 as compared to the same period in 2014 as noted above.

Other notable decreases in the Recycling segment's cost of sales include the following:

•	A decrease in labor, overtime and bonus expenses of $0.4 million;

•	A decrease in lease and rent building expenses of $0.2 million;

•	A decrease in fuel and lubricant expenses of $0.2 million;

•	A decrease in depreciation expenses of $0.1 million; offset by

•	A increase in lease and rent equipment expenses of $0.2 million.

With respect to the Waste Services segment, Waste Services' cost of sales increased $0.5 million or 19.7% to $3.0 million in the six month period ended June 30, 2015 as compared to $2.5 million in the same period in 2014 due to higher volumes of service as note above. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services' revenue between periods.
Selling, general and administrative expenses ("SG&A") decreased $0.8 million or 24.3% to $2.4 million in the six month period ended June 30, 2015 compared to $3.1 million in the same period in 2014. As a percentage of revenue, SG&A was 7.0% in the first six months of 2015 as compared to 5.8% in the same period in 2014.
SG&A expenses had the following:

•	A decrease in labor, overtime and bonus expense of $0.5 million;

•	A decrease in stock option expense and director fees of $0.4 million; offset by

•	An increase in license taxes and fees expense $0.1 million.
Overall, the average number of active employees per week decreased in the six month period ended June 30, 2015 to 90 employees as compared to 108 employees in the same period in 2014, thus decreasing labor expenses in both cost of sales and SG&A in 2015 as compared to 2014.
Other expense decreased $0.4 million to $0.0 million in the six month period ended June 30, 2015 as compared to $0.4 million in the same period in 2014. The decrease was primarily due to a decrease in interest expense of $0.2 million plus a gain on the sales of assets of $0.3 million in the first six months of 2015 from sale of properties of our 6709 Grade Lane property, our 7017 Grade Lane property, and our former Seymour, Indiana location, which we moved to a leased facility in the same general area.
The income tax benefit decreased $38.0 thousand to an income tax provision of $7.9 thousand in the six month period ended June 30, 2015 compared to a benefit of $45.9 thousand in the same period in 2014. The effective tax rates in 2015 and 2014 were (0.2)% and (3.7)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded a full valuation allowance, which is continuing through June 30, 2015. We also have several state and franchise taxes payable based on gross receipts, thus causing a negative effective tax rate in 2015 and 2014.

Three months ended June 30, 2015 compared to three months ended June 30, 2014
Total revenue decreased $12.8 million or 44.6% to $15.8 million in the second quarter of 2015 compared to $28.6 million in the same period in 2014. With respect to the Recycling segment, Recycling revenue decreased $13.0 million or 48.5% to $13.8 million in 2015 compared to $26.8 million in 2014. This decrease was due to a decrease in the volume of shipments of ferrous, nonferrous and stainless steel of 15,478 gross tons or 40.0%, primarily due to the warm idling of the Company's auto shredder as well as a decrease in the overall price for all commodities shipped for ferrous, nonferrous and stainless steel of $57 per gross ton, or 07.7%, primarily due to global demand in the second quarter of 2015 as compared to the same period in 2014.

While some scrap buyers provide consistently competitive prices from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our preferred buyer base to fluctuate from year to year. In the three month period ended June 30, 2015, sales to repeat Recycling scrap buyers decreased by approximately $4.3 million, or 29.5% as compared to the same period in 2014. Within the amount sold to all Recycling scrap buyers in the three month period ended June 30, 2015, 24.1% of these sales were to new and competitively-priced, intermittent scrap buyers. In the same period of 2014, 26.3% of sales to all Recycling scrap buyers were to new and competitively-priced, intermittent scrap buyers. Sales during the three month period that ended June 30, 2014 to buyers that were non-recurring in 2015 totaled 88.0% of 2015 sales to all Recycling scrap buyers. Sales during the three month period that ended June 30, 2015 to non-recurring Recycling scrap buyers in 2014 totaled 65.4% of 2014 sales to all Recycling scrap buyers.

With respect to the Waste Services segment, Waste Services' revenue increased $0.2 million or 11.3% to $2.1 million in the second quarter of 2015 compared to $1.9 million in the same period in 2014 primarily due to higher volumes of service and increased management revenue by approximately $0.1 million in the three month period ending June 30, 2015 as compared to the same period in 2014. In general, the timing of services provided or equipment installed cause fluctuations in Waste Services's revenue between periods.

Total cost of sales decreased $11.5 million or 42.5% to $15.6 million in the second quarter of 2015 compared to $27.1 million for the same period in 2014. Recycling cost of sales decreased $11.8 million or 45.6% to $14.0 million in 2015 compared to $25.8 million for the same period in 2014. This decrease was due to a decrease in the volume of shipments and overall price for all commodities shipped for ferrous, nonferrous and stainless steel in the second quarter of 2015 as compared to the same period in 2014 as noted above.

Additional expenses in the Recycling segment's cost of sales were as follows:

•	A decrease in labor, overtime and bonus expenses of $0.2 million;

•	A decrease in building leases of $0.1 million;

•	A decrease in fuel and lubricant expenses of $0.1 million; offset by

•	An increase in equipment leases of $0.1 million.
Waste Services' cost of sales increased $0.2 million or 15.6% to $1.6 million in the second quarter of 2015 compared to $1.4 million in the same period in 2014 primarily due to higher volumes of service noted above. In general, the timing of services provided or equipment installed cause fluctuations in Waste Services's revenue between periods.
SG&A expenses decreased $0.7 million to $1.2 million in the second quarter of 2015 compared to $1.9 million in the same period in 2014. As a percentage of revenue, SG&A expenses were 7.8% in 2015 compared to 6.7% in 2014.
SG&A expenses had the following:

•	A decrease in stock option expense and director fees of $0.5 million;

•	A decrease in labor, overtime and bonus expense of $0.3 million; offset by

•	An increase in consulting expense of $0.1 million.

Other income/expense increased $29.5 thousand to other expense of $233.4 thousand in the second quarter of 2015 compared to other expense of $203.9 thousand in the same period in 2014, due to a loss on sale of assets of $100.5 thousand, which was primarily related to sale of our properties at 6709 Grade Lane and 7017 Grade Lane property compared to a gain of $47.0 thousand for the same period in 2014 as well as a decrease in interest expense of $101.2 thousand in the second quarter of 2015 compared to the second quarter of 2014.
The income tax provision decreased $17.7 thousand to $0.0 thousand in the second quarter of 2015 compared to a $17.7 thousand in the same period in 2014. The effective tax rates in 2015 and 2014 were 0.0% and 2.8%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded a full valuation allowance, which is continuing through June 30, 2015. We also have several state and franchise taxes payable based on gross receipts.
Financial condition at June 30, 2015 compared to December 31, 2014
Cash and cash equivalents decreased $0.5 million to $0.6 million as of June 30, 2015 compared to $1.1 million as of December 31, 2014.
Net cash from operating activities was $4.8 million for the six month period ended June 30, 2015. The increase in net cash from operating activities is primarily due to a decrease in accounts receivable of $5.0 million, depreciation of $1.4 million, an inventory adjustment for lower of cost or market of $0.8 million, an impairment charge to property and equipment of $0.6 million, a decrease in inventories of $0.5 million and an increase in accounts payable/current liabilities of $1.0 million partially offset by a net loss of $4.3 million.
Net cash from investing activities was $1.9 million for the six month period ended June 30, 2015. In the first six months of 2015, we primarily purchased rental fleet equipment of $336.0 thousand. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers, pre-crushers, and containers. We received $2.2 million from proceeds from sale of properties of our 6709 Grade Lane property, our 7017 Grade Lane property, and our former Seymour, Indiana location, which we moved to a leased facility in the same general area.
Net cash used in financing activities was $7.2 million for the six month period ended June 30, 2015. In the six month period ended June 30, 2015, we made payments on debt obligations of $7.2 million.
Accounts receivable trade decreased $5.0 million or 50.2% to $5.0 million as of June 30, 2015 compared to $10.0 million as of December 31, 2014 due to receipt of customer payments and a decrease in the volume of shipments of ferrous, nonferrous and stainless steel material in the first six months of 2015. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.
Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory decreased $1.3 million, or 19.5%, to $5.5 million as of June 30, 2015 compared to $6.8 million as of December 31, 2014. This decrease is primarily due to an inventory adjustment for lower of cost or market of $0.8 million as well as shipments over purchases of ferrous, nonferrous and stainless steel material in the first six months of 2015 compared to the first six months of 2014.

Inventory aging for the period ended June 30, 2015 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$3,074	$251	$76	$801	$4,202
Replacement parts	1,177	—	—	—	1,177
Waste equipment machinery	—	15	—	45	60
Other	22	—	—	—	22
Total	$4,273	$266	$76	$846	$5,461
Inventory aging for the period ended December 31, 2014 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$3,804	$250	$394	$899	$5,347
Replacement parts	1,371	—	—	—	1,371
Waste equipment machinery	—	—	—	46	46
Other	2	—	1	10	13
Total	$5,177	$250	$395	$955	$6,777
Inventory in the "Over 90 days" category decreased by $0.1 million from December 31, 2014 to June 30, 2015. Inventory in the “Over 90 days” category as of June 30, 2015 includes $0.3 million in items we intend to process and sell and $0.5 million in low value items that can only be used in limited quantities. The inventory balance as of December 31, 2014 included $0.2 million in older automobile inventory held at the automobile scrap parts yard, $0.2 million in items we intend to process and sell, and $0.5 million in low value items that can only be used in limited quantities.
Accounts payable trade increased $0.6 million or 18.1% to $3.9 million as of June 30, 2015 compared to $3.3 million as of December 31, 2014. The accounts payable balance increased due to timing of purchases from and payments made to our vendors.
Working capital decreased $1.0 million to $(3.5) million as of June 30, 2015 compared to $(2.5) million as of December 31, 2014. The decrease was primarily due to payments on debt obligations of $7.1 million offset by accounts receivable collections of $5.0 million as well as an inventory adjustment for lower of cost or market of $0.8 million.
Contractual Obligations
The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2015.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$8,823	$8,823	$—	$—	$—
Operating lease obligations (1)	3,654	1,248	1,917	489	—
Deposit from related party	500	500	—	—	—
Total	$12,977	$10,571	$1,917	$489	$—

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

On April 30, 2015, the Company entered into a lease agreement with LK Property Investments, LLC (See Note 7), for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, KY in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to vacate the leased premises upon 90 days notice. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the interest rate swaps, for which changes in value are accounted for in other comprehensive income.
Long-term debt, including the current portions thereof, decreased $7.1 million to $8.8 million as of June 30, 2015 compared to $15.9 million as of December 31, 2014 due to payments made on debt during the six month period ended June 30, 2015.
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
In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.1 million in debt, at June 30, 2015 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At June 30, 2015, we recorded the estimated fair value of the liability related to this swap at approximately $16.1 thousand.
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
ITEM 4: CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.
(b) Changes to internal control over financial reporting
There were no changes in ISA’s internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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
Item 1A. Risk Factors.

We have had no material changes from the risk factors reported in our Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on April 15, 2015, as amended by Form 10K/A, filed with the Commission on June 17, 2015.

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

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	August 14, 2015	By /s/ Orson Oliver
Orson Oliver
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2015	By /s/ Todd Phillips
Todd Phillips, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
10.1
Offer to Purchase Real Estate dated April 30, 2015 from LK Property Investments, LLC to ISA Real Estate LLC is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on May 6, 2015 (File No. 0-20979).

10.2
Lease Agreement dated April 30, 2015 by and between Industrial Services of America, Inc. and LK Property Investments, LLC is incorporated by reference herein to Exhibit 10.2 of the Company's Report on Form 8-K, as filed on May 6, 2015 (File No. 0-20979).

10.3
Offer to Purchase Real Estate dated May 18, 2015 between SG&D Ventures, LLC to ISA Real Estate, LLC is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on May 22, 2015 (File No. 0-20979).

10.4
Letter Agreement between Industrial Services of America, Inc. and Algar, Inc. dated May 19, 2015 is incorporated by reference herein to Exhibit 10.2 of the Company's Report on Form 8-K, as filed on May 22, 2015 (File No. 0-20979).

31.1	Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended June 30, 2015.
31.2	Rule 13a-14(a) Certification of Todd Phillips for the Form 10-Q for the quarter ended June 30, 2015.
32.1	Section 1350 Certification of Orson Oliver and Todd Phillips for the Form 10-Q for the quarter ended June 30, 2015.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.