Form 10-Q
period 2015-09-30
INDUSTRIAL SERVICES OF AMERICA INC
filed 2015-11-13
CIK 4187

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2015: 8,018,932.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page No.
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - September 30, 2015 (Unaudited) and December 31, 2014	3
	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three and Nine Months Ended September 30, 2015 and 2014 (Unaudited)	6
	Condensed Consolidated Statement of Shareholders’ Equity - Nine Months Ended September 30, 2015 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2015 and 2014 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II	OTHER INFORMATION	34
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2015	December 31, 2014
	(Unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$550	$1,059
Income tax receivable	15	—
Accounts receivable – trade (after allowance for doubtful accounts of $35.0 thousand and $100.0 thousand in 2015 and 2014, respectively)	4,199	10,019
Inventories	4,389	6,777
Prepaid expenses	452	567
Property available for sale	—	398
Total current assets	9,605	18,820
Net property and equipment	14,931	18,742
Other assets
Deferred income taxes	97	97
Other non-current assets	166	131
Total other assets	263	228
Total assets	$24,799	$37,790

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2015	December 31, 2014
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$7,664	$15,911
Bank overdrafts	—	79
Accounts payable	3,486	3,392
Income tax payable	—	27
Interest rate swap agreement liability	19	10
Payable to related parties	1,805	1,698
Other current liabilities	371	168
Total current liabilities	13,345	21,285
Long-term liabilities
Long-term debt, net of current maturities	—	—
Total long-term liabilities	—	—
Shareholders’ equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2015 and 2014; 8,049,622 shares issued in 2015 and 2014; 8,018,932 and 7,956,410 shares outstanding in 2015 and 2014, respectively	27	27
Additional paid-in capital	23,605	23,249
Stock warrants outstanding	1,025	1,025
Retained losses	(13,140)	(7,652)
Accumulated other comprehensive loss	(19)	(10)
Treasury stock at cost, 30,690 and 93,212 shares in 2015 and 2014, respectively	(44)	(134)
Total shareholders’ equity	11,454	16,505
Total liabilities and shareholders’ equity	$24,799	$37,790

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenue from services	$1,400	$1,357	$4,188	$3,793
Revenue from product sales	10,150	33,299	41,406	85,170
Total revenue	11,550	34,656	45,594	88,963
Cost of sales for services	1,281	1,180	3,908	3,401
Cost of sales for product sales	10,029	31,877	41,982	81,686
Inventory adjustment for lower of cost or market	319	—	1,110	—
Impairment loss, property and equipment	—	—	637	—
Total cost of sales	11,629	33,057	47,637	85,087
Selling, general and administrative expenses	1,032	1,274	3,409	4,410
Selling, general and administrative expenses	1,032	1,274	3,409	4,410
Income (loss) before other income (expense)	(1,111)	325	(5,452)	(534)
Other income (expense)
Interest expense, including loan fee amortization	(105)	(191)	(414)	(676)
Interest income	—	—	—	1
Gain (loss) on sale of assets	43	2	372	108
Other income (expense), net	(7)	10	21	7
Total other income (expense)	(69)	(179)	(21)	(560)
Income (loss) before income taxes	(1,180)	146	(5,473)	(1,094)
Income tax provision	7	(17)	15	29
Net income (loss)	$(1,187)	$163	$(5,488)	$(1,123)
Basic earnings (loss) per share	$(0.15)	$0.02	$(0.69)	$(0.15)
Diluted earnings (loss) per share	$(0.15)	$0.02	$(0.69)	$(0.15)
Weighted average shares outstanding:
Basic	8,000	7,956	7,979	7,425
Diluted	8,000	8,187	7,979	7,425

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)		(in thousands)
Net income (loss)	$(1,187)	$163	$(5,488)	$(1,123)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	(3)	12	(9)	59

Comprehensive income (loss)	$(1,190)	$175	$(5,497)	$(1,064)

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2015
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Stock Warrants	Retained Losses	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount					Shares	Cost
	(in thousands, except share information)
Balance as of December 31, 2014	8,049,622	$27	$23,249	$1,025	$(7,652)	$(10)	(93,212)	$(134)	$16,505
Common Stock[1]	—	—	99	—	—	—	62,522	90	189
Unrealized loss on derivative instruments	—	—	—	—	—	(9)	—	—	(9)
Stock option compensation	—	—	257	—	—	—	—	—	257
Net loss	—	—	—	—	(5,488)	—	—	—	(5,488)
Balance as of September 30, 2015	8,049,622	$27	$23,605	$1,025	$(13,140)	$(19)	(30,690)	$(44)	$11,454

1See Note 1 - Summary of Significant Accounting Policies - Common Stock and Stock Option Arrangements in the Notes to Condensed Consolidated Financial Statements for information related to Common Stock.

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(UNAUDITED)

	2015	2014
	(in thousands)
Cash flows from operating activities
Net loss	$(5,488)	$(1,123)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation	2,085	2,362
Inventory write-down	1,110	—
Impairment, property and equipment	637	—
Stock options	257	718
Gain on sale of property and equipment	(372)	(108)
Amortization of loan fees included in interest expense	46	58
Change in assets and liabilities
Receivables	5,820	556
Inventories	1,278	(3,391)
Income tax receivable/payable	(42)	26
Other assets	34	(290)
Accounts payable	171	(1,606)
Other current liabilities	392	670
Net cash from (used in) operating activities	5,928	(2,128)
Cash flows from investing activities
Proceeds from sale of property and equipment	2,267	138
Purchases of property and equipment	(378)	(333)
Net cash from (used in) investing activities	1,889	(195)
Cash flows from financing activities
Loan fees capitalized	—	(245)
Proceeds from the sale of common stock and warrants, net	—	3,023
Change in bank overdrafts	(79)	27
Payments on current debt	(8,538)	(13,490)
Proceeds from current debt	291	12,445
Net cash used in financing activities	(8,326)	1,760
Net decrease in cash	(509)	(563)
Cash and cash equivalents at beginning of year	1,059	1,589
Cash and cash equivalents at end of period	$550	$1,026
Supplemental disclosure of cash flow information:
Cash paid for interest	$368	$630
Tax refunds received	1	2
Cash paid for taxes	49	4
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in equipment purchases accrual	$(30)	$23
Common stock issued for consideration of a reduction of accrued but unpaid bonus compensation	189	—

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2015 and the results of our operations and changes in our cash flows for the periods ended September 30, 2015 and 2014. Results of operations for the period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2014 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2014, on file with the Securities and Exchange Commission.
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
Reclassifications
We have reclassified certain balance sheet items within the accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements for the prior year in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income (loss) or shareholders' equity.

Going Concern

Due to deteriorating market conditions for ferrous and certain non-ferrous products in late 2014 and continuing into 2015, the Company has experienced worse than expected operating results. As described in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company was in violation of a minimum EBITDA ("Earnings before Interest, Taxes, Depreciation and Amortization") covenant measured at December 31, 2014 with Wells Fargo Bank, its primary lender. At September 30, 2015, the Company continues to be in violation of financial covenants, including a minimum EBITDA covenant with Wells Fargo Bank. Accordingly, the Company took certain steps to address its cash flows, covenant violations, and related default.

During 2015, the Company responded by reducing operating costs and during May 2015, the Company warm idled its shredder and downstream processing operations.

On September 23, 2015, the Company engaged a commercial real estate broker to sell or lease the Company’s property located at 7110 Grade Lane in Louisville, Kentucky ("7110 Property").

The Company anticipates the sale of the Waste Services segment to occur during the fourth quarter of 2015. The Company anticipates that the net proceeds will be sufficient to pay investment banking fees, all Bank of Kentucky debt, all Wells Fargo Term Debt and will pay down a substantial amount of the Wells Fargo revolving debt. For a description of the Company’s bank indebtedness, see Note 3 herein to the Condensed Consolidated Financial Statements. There can be no assurance that the transaction will close on the terms contemplated during the fourth quarter of 2015 or at all.

On November 6, 2015, the Company and Wells Fargo entered into a Forbearance Agreement and Third Amendment to Credit Agreement (the "Forbearance Agreement"). As described in the Company's Current Report on Form 8-K filed with the SEC on

November 12, 2015, the Forbearance Agreement sets out terms upon which the Company plans to address its covenant violations and related default. Under the Forbearance Agreement, if the sale of the Company’s Waste Services segment is successful, the net proceeds will be used to first pay investment banking fees, then the Bank of Kentucky debt (see Note 3), then the Wells Fargo Term Loan. Any remaining funds will be used to pay down the Wells Fargo revolving loan. If the sale of the Company’s 7110 Property is successful, then net proceeds will be used to pay down Wells Fargo debt. The Forbearance Agreement also permits over advances of $750,000 on any date between November 1, 2015 and December 31, 2015, and $0 on and after the earlier to occur of (x) January 1, 2016, (y) the WESSCO Closing Date, or (z) a date on which any Forbearance Condition (see below for a listing of Forbearance Conditions) is not timely satisfied. Further, the Forbearance Agreement lowers the line of credit availability to $5,000,000, changes the maturity date to March 31, 2016 and increases the interest rate by approximately 100 basis points.

The Forbearance Conditions generally consist of the following: (a) each Loan Party (as defined in the Forbearance Agreement) duly and punctually observes, performs and discharges each and every obligation and covenant on its part to be performed under the Forbearance Agreement; (b) no Event of Default (as defined in the Forbearance Agreement) occurs or exists other than the Stipulated Defaults (as defined in the Forbearance Agreement); (c) no material adverse change occurs in any Loan Party's business, prospects or financial condition after the date hereof; (d) all of the Obligations (as defined in the Credit Agreement) are paid in full on or before the Maturity Date (as defined in the Credit Agreement); (e) no Guarantor revokes or attempts to revoke or terminate such Guarantor's Guaranty (as defined in the Credit Agreement) or otherwise breach any of such Guarantor's obligations under its respective Guaranty; (f) no representation or warranty made by any Loan Party in the Forbearance Agreement proves to have been false or misleading in any material respect; (g) each Loan Party timely deducts from the wages of its employees and makes timely and proper deposits for all payroll taxes as the same became due and payable, and if, as and when requested to do so by Wells Fargo, provides Wells Fargo with proof of all deposits for Payroll Taxes; (h) each Loan Party is able to pay and does pay, as the same shall become due and payable, all debts incurred by such Loan Party on or after the date hereof; (i) no person to whom any Loan Party is indebted under capital leases or for money borrowed accelerates the maturity or demands payment of such indebtedness, in whole or in part; (j) a Qualified Consultant (as defined in the Forbearance Agreement) is engaged by the Loan Parties on or before the date of the Forbearance Agreement, remains engaged by the Loan Parties at all times during the Forbearance Period, and each Loan Party (1) acknowledges and agrees that the scope of the Qualified Consultant's engagement may be expanded from time to time at Wells Fargo's request in consultation with the Loan Parties, (2) authorizes and directs each Qualified Consultant to provide Wells Fargo with complete access to such Qualified Consultant and its work product (whether created prior to or after the effectiveness of the Forbearance Agreement), (3) authorizes and directs each Qualified Consultant to speak freely with Wells Fargo concerning all matters relating to its engagement with any Loan Party and to provide Wells Fargo with copies of its work product (whether created prior to or after the effectiveness of the Forbearance Agreement), and (4) authorizes and directs each Qualified Consultant to actively participate on behalf of Loan Parties in all discussions with Wells Fargo; (k) the Qualified Consultant reviewed and approved the initial Budget (as defined in the Forbearance Agreement); (l) no Loan Party uses proceeds of Advances or Collateral (as defined in the Credit Agreement) to make any payments for any purpose that is not included in the Budget or in amounts that exceed one hundred three percent (103%) of the amounts shown in the Budget, except for payments in respect of the Obligations; (m) on the date that any sale of real property on which Wells Fargo has a Lien (as defined in the Credit Agreement) is consummated, Wells Fargo receives all gross proceeds of the sale, less reasonable closing expenses, brokerage fees and prorated ad valorem real property taxes to be paid by seller, for application to the Obligations; (n) each Loan Party is able to pay and does pay, as the same shall become due and payable, all real and personal property taxes owed by such Loan Party on or after the date hereof; (o) each of the WESSCO Sale Covenants (as defined in the Forbearance Agreement) is timely satisfied; (p) Loan Parties achieve total weekly (1) Cash Receipts, and (2) "Recycling Inventory Sold" of at least eighty percent (80%) of the amounts shown in the Budget, on a cumulative basis, beginning with the week ending November 6, 2015, measured on a weekly basis; and (q) on or before January 31, 2016, the Loan Parties deliver to Wells Fargo a commitment letter for financing for the Loan Parties in an amount sufficient to, and which provides that the proceeds will be used to, repay all of the Obligations in full on or before the Maturity Date, which commitment letter must be from a lender acceptable to Wells Fargo and on terms and conditions satisfactory to Wells Fargo.

Upon the successful sale of the Company’s Waste Services segment, the Company’s liquidity is expected to be provided by the Wells Fargo revolving debt through March 31, 2016. The Company has hired a financial advisor to assist it in replacing the Wells Fargo revolving debt with a longer-term revolving credit facility.

The Wells Fargo covenant violation causes the Bank of Kentucky debt to be in technical default as well due to cross default provisions. Being in violation of loan covenants constitutes an event of default under the agreements and allows the banks, if they choose, to call the debt due. Accordingly, under U.S. GAAP, this requires the debt to be classified as a current liability.

There can be no assurance that the Company’s above noted plan will be successful. If it is not successful, Wells Fargo and the Bank of Kentucky may exercise, subject to compliance with the terms and conditions of the loan agreements as amended, and applicable law, a number of remedies including acceleration of the debt and the sale of collateral. The exercise of certain remedies would have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent.

These conditions cause substantial doubt about the ability of the Company to continue as a going concern. The accompanying condensed consolidated financial statements were prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
When determining the fair value measurements for financial assets and liabilities carried at fair value on a recurring basis, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability. When possible, we look to active and observable markets to price identical assets or liabilities. When identical assets or liabilities are not traded in active markets, we look to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets, and we use alternative valuation techniques to derive fair value measurements.
We use the fair value methodology outlined in the related accounting standards to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2. In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at September 30, 2015 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$550	$—	$550
Liabilities:
Current debt	$—	$(7,664)	$(7,664)
Derivative contract - interest rate swap	—	(19)	(19)

We have had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 (except for impairment of property and equipment discussed below) fair value measurements for the nine month periods ended September 30, 2015 or 2014.

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

As a result of the continued operating losses from the shredder operations, management reviewed the carrying cost of the shredder, including the downstream processing system. In the second quarter 2015 financial statements, the Company recognized an asset impairment charge of approximately $636.6 thousand related to the shredder's downstream processing system. This charge is recorded as an impairment charge to the property and equipment within the cost of sales section in the accompanying nine months ended September 30, 2015 condensed consolidated statement of operations. The Company continues to record depreciation on this equipment.

Common Stock and Stock Option Arrangements

We have an employee stock option plan under which we may grant options for up to 2.4 million shares of common stock, which are reserved by the Board of Directors for issuance of stock options. We provide compensation benefits by granting stock options to employees and directors. The exercise price of each option is equal to the market price of our stock on the date of grant. The maximum term of the option is five years. We account for this plan based on FASB’s authoritative guidance titled "ASC 718 - Compensation - Stock Compensation." We recognize share-based compensation expense for the fair value of the awards, on the date granted on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 between the Company and Algar, Inc. ("Algar") (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1.5 million shares (in four tranches) of Company common stock (the "Algar Options") at an exercise price per share of $5.00. The Algar Options were not issued under the employee stock option plan. The Company's shareholders approved the Algar Options on October 15, 2014.

The Company uses the Modified Black-Scholes-Merton option-pricing model to value the Company's stock options for each employee stock option award. The Company uses the Lattice-Based model to value the Company's stock options for the Algar Options due to market and performance conditions (see Note 8 - Share Based Compensation). Using these option pricing models, the fair value of each employee stock option award is estimated on the date of grant. Additionally, the fair value of the Algar Options is estimated at the end of each quarter for two of the tranches due to ongoing performance conditions. For the first 2 tranches, the performance conditions were met.

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

As of January 2, 2015, we awarded options to purchase 20,000 shares of our common stock to our Chief Financial Officer. These options vest over a three-year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three year anniversary of the grant date. The exercise price per share of the options is $5.71, the fair value as of the grant date.

On December 31, 2014, the Company entered into a Securities Purchase Agreement with an officer whereby the Company issued 8,196 shares of Common Stock to the officer for an aggregate offering price of $40.0 thousand in the first quarter of 2015. This agreement was in connection with this officer accepting employment with the Company.

On August 5, 2015, the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand based on the fair value of our common stock. The consideration was payable in the form of a reduction of the Company’s $378.0 thousand accrued but unpaid bonus compensation due to Algar pursuant to the Management Services Agreement between the Company and Algar, dated as of December 1, 2013, leaving a remainder of $189.0 thousand in the accrued but unpaid bonus compensation. See Note 7 - Related Party Transactions.

Subsequent Events
The Company has evaluated the period from September 30, 2015 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and identified the following:
As described further in the Going Concern section of Note 1 herein, the Company engaged an investment bank to sell the Company’s Waste Services segment. The Company also entered into the Forbearance Agreement with Wells Fargo.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We have not yet assessed the impact of the adoption of ASU 2014-09 on our Consolidated Financial Statements.

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

NOTE 2 – INVENTORIES
Our inventories primarily consist of ferrous and non-ferrous scrap metals, and are valued at the lower of average purchased cost or market based on the specific scrap commodity. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment and related adjustments when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. We record the loss in cost of sales in the period during which we identified the loss. During the first and third quarters of 2015, we charged $0.8 million and $0.3 million, respectively, to cost of sales as a result of impairment associated primarily with ferrous market price decreases.
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
Inventory also includes all types of industrial waste handling equipment and machinery held for resale such as compactors, balers, and containers, which are valued based on cost. Replacement parts for internal equipment is included in inventory and depreciated over a one-year life when placed in service. These parts are generally used by us within this one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder equipment. As a result of the warm idle of the Company’s auto shredder in May 2015, the Company will evaluate the replacement parts inventory for obsolescence. Other inventory includes fuel and baling wire.
Inventories as of September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015				December 31, 2014
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Ferrous and non-ferrous materials	$1,889	$998	$399	$3,286	$3,827	$1,043	$477	$5,347
Waste equipment machinery	—	38	—	38	—	46	—	46
Other	—	15	—	15	—	13	—	13
Total inventories for sale	1,889	1,051	399	3,339	3,827	1,102	477	5,406
Replacement parts	1,050	—	—	1,050	1,371	—	—	1,371
Total inventories	$2,939	$1,051	$399	$4,389	$5,198	$1,102	$477	$6,777

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

As of September 30, 2015 and December 31, 2014, the Company had credit facilities with each of The Bank of Kentucky, Inc. ("KY Bank") and Wells Fargo Bank, National Association (the "Bank"). As of September 30, 2015 and December 31, 2014, the Company was not in compliance with a financial covenant in its credit facility with the Bank. On November 6, 2015, the Company executed the Forbearance Agreement (see Note 1) with the Bank. Under GAAP, all of the Company’s debt is required to be classified in the accompanying balance sheets as of September 30, 2015 and December 31, 2014 as a current liability due within the next 12 months. Neither the Bank nor KY Bank has accelerated repayment of the indebtedness. For additional information, see Note 1 - Summary of Significant Accounting Policies - Going Concern.
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

During 2014, the draw period of the Line of Credit Note expired and the outstanding balance automatically converted into a term note ("Line of Credit Term Note") with a five-year term. As of September 30, 2015, $0.5 million was outstanding on the Line of Credit Term Note.

On January 15, 2015, the Company signed a new line of credit ("2015 Line of Credit Note") in the amount of $1.0 million with KY Bank in order to purchase additional equipment.  The draw period for the 2015 Line of Credit Note will expire on January 14, 2016, at which time the outstanding balance will be converted into a term note with a five-year term. As of September 30, 2015, the outstanding principal balance on the 2015 Line of Credit Note was $0.3 million.

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

The interest rate on the KY Bank Notes, 2015 Line of Credit Note, and the Company Note is equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which have a final maturity date of October 14, 2019.  As of September 30, 2015, the interest rate was 3.67%. In the event of a default, the interest rate under the KY Bank Notes and the 2015 Line of Credit Note (but not the Company Note) will increase by five percent (5.00%).  Events of default under the KY Bank Notes and the 2015 Line of Credit Note include (a) the failure to pay (i) any installment of principal or interest payable pursuant to the Term Note or the Line of Credit Note on the date when due, or (ii) any other amount payable to KY Bank under the KY Bank Notes and/or the 2015 Line of Credit Note, the Security Agreement or any of the other Loan Documents within five (5) days after the date when any such payment is due in accordance with the terms thereof; (b) the occurrence of any default under the Wells Fargo security agreement; (c) the occurrence of any default under any of the documents evidencing or securing any other loan made to WESSCO or the Company (except that if there is an event of default under the documents evidencing the Wells Fargo Loan, it will not constitute an event of default under the KY Bank Notes or the 2015 Line of Credit Note if Wells Fargo Bank and the Company enter into a forbearance agreement within sixty (60) days of that event of default); and (d) the occurrence of any other “Event of Default” under the Security Agreement or any of the other Loan Documents. The only event of default under the Company Note is the failure of the Company to pay all funds due to WESSCO on demand.

The principal under the Term Note is payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. Interest will be calculated as noted above and paid each month. The first payment commenced November 1, 2013, and the final unpaid principal amount of $60.0 thousand, together with  all accrued and unpaid interest, charges, fees, or other advances, if any, is to be paid on November 1, 2018. As of September 30, 2015, the outstanding principal balance on the Term Note was $1.9 million.

With respect to the 2015 Line of Credit Note, the Company can request advances up to $1.0 million for twelve (12) months after the effective date of the 2015 Line of Credit Note (the "Draw Period").  Advances are limited to eighty percent (80%) of the purchase price for equipment.  Advances made to WESSCO that were repaid can be re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the 2015 Line of Credit Note are made monthly. The total of all advances, less any repayments, through the end of the Draw Period, will be equal to the principal balance of the 2015 Line of Credit Note, and no further advances will be made after the Draw Period.  At the conclusion of the Draw Period, the principal and interest are payable in sixty (60) monthly installments that commenced on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, will be paid at maturity.

WESSCO cannot make demand for payment of the Company Note before December 31, 2016.

On June 13, 2014, the Company entered into a senior, secured credit facility (the "Credit Agreement") with the Bank pursuant to which the Bank granted the Company a revolving line of credit of up to $15.0 million (the "Revolving Loan"), up to $1.0 million of which is available to the Company as a sub-facility for letters of credit. The Company may borrow up to 85% of the value of its eligible accounts receivable and 65% of the value of eligible inventory under the Revolving Loan. As of September 30, 2015, an availability block that limits borrowings under the revolver in the amount of $1.6 million is in place. If the Company demonstrated to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.25:1, the availability block shall reduce to $1.0 million. If the Company demonstrated to the Bank that no default or event of default shall have occurred or be continuing and the fixed charge coverage ratio, determined on a trailing twelve month period, for each of the most recent three consecutive months then ending, is at least 1.50:1, the availability block shall reduce to zero. As of September 30, 2015, these financial ratios were not met and this availability block remained in place.

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

The Credit Agreement contains customary covenants, including a minimum EBITDA covenant, a capital expenditure covenant, and a fixed charge coverage ratio covenant, measured monthly on a trailing twelve month basis at the end of each month, beginning with the month ending June 30, 2015 of not less than 1.25 to 1.00. As of September 30, 2015 and December 31, 2014, we were not in compliance with our bank financial covenants.

As of September 30, 2015, we have $298.6 thousand available for draw under our existing credit facilities.

The Company and each of its wholly-owned subsidiaries, other than WESSCO, granted the Bank a first priority security interest in all of their assets pursuant to a Security Agreement, and each of the Company's subsidiaries guaranteed the Company's obligations under the Credit Agreement pursuant to a Continuing Guaranty; provided that WESSCO's guarantee is subordinated to its obligations to KY Bank (described above), pursuant to a subordination agreement among WESSCO, the Bank and KY Bank. The Company paid fees in 2014 totaling $245.0 thousand related to the Credit Agreement. These fees were capitalized and are being amortized to interest expense over the life of the Credit Agreement.

For additional information related to long term debt and notes payable to bank subsequent to September 30, 2015, see Note 1 - Summary of Significant Accounting Policies.

Swap agreements

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.1 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At September 30, 2015, we recorded the estimated fair value of the liability related to this swap at approximately $19.4 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts and forecasted amounts.
Our long term debt as of September 30, 2015 and December 31, 2014 consisted of the following:

	2015	2014
	(Unaudited)
	(in thousands)
Revolving credit facility of $15.0 million in 2014 with Wells Fargo Bank. See above description for additional details.	$2,852	$10,453
Note payable to Wells Fargo Bank in the original amount of $2.8 million secured by shredder system assets, and other Recycling equipment. See above description for additional details.	2,100	2,520
Note payable to the Bank of Kentucky, Inc. in the original amount of $3.0 million secured by all WESSCO assets. See above description for additional details.	1,934	2,361
Note payable to the Bank of Kentucky, Inc. in the original amount of $596.6 thousand secured by all WESSCO assets. See above description for additional details.	487	577
Revolving credit facility convertible to term loan of up to $1.0 million in 2015 with the Bank of Kentucky, Inc. See above description for additional details.	291	—
	7,664	15,911
Less current maturities	7,664	15,911
	$—	$—
The annual maturities of long term debt (in thousands) for the next five twelve-month periods and thereafter ending September 30 of each year are as follows:

2015	$7,664
2016	—
2017	—
2018	—
2019	—
Total	$7,664
NOTE 4 – SEGMENT INFORMATION

Our operations include two primary segments: Recycling and Waste Services.

The Company’s two reportable segments are determined by the products and services that each offers. The Recycling segment generates its revenues based on buying and selling of ferrous and non-ferrous, including stainless steel, scrap metals, and automobile parts. Waste Services’ revenues consist of charges to customers for waste disposal services and equipment sales and lease income. The components of the column labeled “other” are selling, general and administrative expenses that are not directly related to the two primary segments.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$39,629	$—	$—	$39,629
Equipment sales, service and leasing revenues	—	1,777	—	1,777
Management fees	—	4,188	—	4,188
Cost of sales	(41,459)	(4,431)	—	(45,890)
Inventory adjustment for lower of cost or market	(1,110)	—	—	(1,110)
Impairment loss, fixed assets	(637)	—	—	(637)
Selling, general, and administrative expenses	(801)	(532)	(2,076)	(3,409)
Segment profit (loss)	$(4,378)	$1,002	$(2,076)	$(5,452)
Segment assets	$20,122	$2,118	$2,559	$24,799

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$83,472	$—	$—	$83,472
Equipment sales, service and leasing revenues	—	1,698	—	1,698
Management fees	—	3,793	—	3,793
Cost of sales	(81,228)	(3,859)	—	(85,087)
Selling, general, and administrative expenses	(1,042)	(611)	(2,757)	(4,410)
Segment profit (loss)	$1,202	$1,021	$(2,757)	$(534)
Segment assets	$39,553	$2,285	$2,900	$44,738

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$9,587	$—	$—	$9,587
Equipment sales, service and leasing revenues	—	563	—	563
Management fees	—	1,400	—	1,400
Cost of goods and services sold	(9,887)	(1,423)	—	(11,310)
Inventory adjustment for lower of cost or market	(319)	—	—	(319)
Selling, general, and administrative expenses	(220)	(170)	(642)	(1,032)
Segment profit (loss)	$(839)	$370	$(642)	$(1,111)
Segment assets	$20,122	$2,118	$2,559	$24,799

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014	RECYCLING	WASTE SERVICES	OTHER	SEGMENT TOTALS
	(in thousands)
Recycling revenues	$32,700	$—	$—	$32,700
Equipment sales, service and leasing revenues	—	599	—	599
Management fees	—	1,357	—	1,357
Cost of goods and services sold	(31,706)	(1,351)	—	(33,057)
Selling, general, and administrative expenses	(328)	(161)	(785)	(1,274)
Segment profit (loss)	$666	$444	$(785)	$325
Segment assets	$39,553	$2,285	$2,900	$44,738

NOTE 5 - LEASE COMMITMENTS

Operating Leases:

The Company leases the Louisville, Kentucky facility from a related party under an operating lease expiring December 2017. As of December 31, 2012, the lease automatically renewed for a five-year option period under terms of the lease agreement. Effective January 1, 2013, the lease amount increased to $53.8 thousand per month based on the CPI index as stated in the lease agreement. In addition, we are responsible for real estate taxes, insurance, utilities and maintenance expense for the facility (See Note 7).

The Company leases equipment from a related party under operating leases expiring in November 2015 and May 2016 for a monthly payment totaling $10.5 thousand. See also Note 7 - Related Party Transactions for additional information relating to the related party rent and lease payments. The Company and the related party are currently in discussions related to the extension of the November 2015 ending date.

The Company leased office space in Dallas, Texas for which monthly payments of $1.0 thousand were due through April 2015. The Company no longer leases this space.

The Company leases a lot in Louisville, Kentucky for a term that commenced in March 2012 and ends in February 2016. The monthly payment amount from March 2012 through February 2014 was $3.5 thousand. The monthly payment amount then increased to $3.8 thousand for the remaining term. During 2015, the Company determined that it no longer required the lot. During the third quarter of 2015, the Company agreed to vacate the property and begin making monthly payments of $4.0 thousand through March 2017 in satisfaction of current and past due amounts. As of September 30, 2015, the Company owed $41.0 thousand for past due rents.

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

On April 30, 2015, the Company entered into a lease agreement with LK Property Investments, LLC (See Note 7), for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to terminate the lease and vacate the leased premises upon 90 days notice. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

Future minimum lease payments for operating leases for the next five twelve-month periods ending September 30 of each year, in thousands, as of September 30, 2015 are as follows:

2016	$1,234
2017	1,172
2018	582
2019	387
2020	—
Future minimum lease payments	$3,375

Total rent expense for the nine months ended September 30, 2015 and 2014 was $1,014.8 thousand and $661.2 thousand, respectively.

NOTE 6 – PER SHARE DATA

The computation for basic and diluted earnings (loss) per share is as follows:
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014:

	2015	2014
	(in thousands, except per share information)
Basic loss per share
Net loss	$(5,488)	$(1,123)
Weighted average shares outstanding	7,979	7,425
Basic loss per share	$(0.69)	$(0.15)
Diluted loss per share
Net loss	$(5,488)	$(1,123)
Weighted average shares outstanding	7,979	7,425
Add dilutive effect of assumed exercising of stock options	—	—
	7,979	7,425
Diluted loss per share	$(0.69)	$(0.15)

Three months ended September 30, 2015 compared to three months ended September 30, 2014:

	2015	2014
	(in thousands, except per share information)
Basic earnings (loss) per share
Net income (loss)	$(1,187)	$163
Weighted average shares outstanding	8,000	7,956
Basic earnings (loss) per share	$(0.15)	$0.02
Diluted earnings (loss) per share
Net income (loss)	$(1,187)	$163
Weighted average shares outstanding	8,000	7,956
Add dilutive effect of assumed exercising of stock options and warrants	—	231
Diluted weighted average shares outstanding	8,000	8,187
Diluted earnings (loss) per share	$(0.15)	$0.02

Total weighted average anti-dilutive shares excluded from diluted net income (loss) per share are 1,162 thousand.

NOTE 7 - RELATED PARTY TRANSACTIONS

Property and equipment payments to K&R, LLC.:

During the nine month period ended September 30, 2015, we were involved in various transactions with related parties, including an affiliated company, K&R, LLC ("K&R"), which is wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, our founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, our Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of September 30, 2015, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

We lease a portion of our Louisville, Kentucky facility from K&R under an operating lease expiring December 2017. Additionally, the Company leases equipment from K&R under operating leases expiring in November 2015 and May 2016. As of September 30, 2015 and December 31, 2014, the lease payable balance to K&R was $864.6 thousand and $577.7 thousand, respectively. See Note 5 - Lease Commitments for additional information relating to the rent and lease agreements with K&R. During the nine month period ended September 30, 2015 and September 30, 2014, rent expense to K&R was $508.5 thousand and $484.5 thousand, respectively.

On September 13, 2013, K&R made a $500.0 thousand refundable, non-interest bearing deposit with the Company related to K&R's potential purchase of a piece of the Company's real property located at 1565 East 4th Street in Seymour, Indiana. The Company was permitted and has used the deposited funds for general corporate purposes. The Company has been informed by K&R that K&R is no longer interested in acquiring the property. Under the Company's lending arrangements, a refund of the deposit to K&R must be approved by the Company's lenders.

As of September 30, 2015 and December 31, 2014, we had $32.2 thousand for both periods from K&R in accounts receivable pertaining to payments made by ISA on its behalf, Additionally, as of September 30, 2015 and December 31, 2014, we had $42.2 thousand for both periods in other non-current assets related to a refundable deposit on the property the Company leases from K&R.

Board of Directors' fees and consulting fees:

As of September 30, 2015 and December 31, 2014, we had outstanding unpaid Board of Directors' fees of $204.9 thousand and $70.0 thousand, respectively. In each of the nine month periods ended September 30, 2015 and September 30, 2014, the Company expensed Board of Directors' fees of $160.0 thousand, which included in each period financial consulting fees to one of its directors of $25.0 thousand.

Management services payments to Algar, Inc.:

On December 2, 2013, we entered into a Management Services Agreement (the "Management Agreement") with Algar, Inc. ("Algar").  Under the Management Agreement, Algar provides us with day-to-day senior executive level services. Algar will also provides business, financial, and organizational strategy and consulting services, upon request by our Board of Directors.

On December 2, 2013, in connection with the Management Agreement, our Board of Directors appointed Sean Garber as President. Under the Management Agreement, we reimburse Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Management Agreement in an amount not to exceed $20.8 thousand per month, or $250.0 thousand per year plus other expenses. During the nine month periods ended September 30, 2015 and September 30, 2014, we expensed for both periods, management fees of $187.2 thousand to Algar for the portion of Mr. Garber's salary. Other management fees expensed in regards to Algar in connection with the Management Agreement were $31.7 thousand and $81.0 thousand, respectively for the nine month periods ended September 30, 2015 and September 30, 2014. As of September 30, 2015 and December 31, 2014, we had $34.6 thousand and $33.9 thousand in accounts payable for management fees to Algar.

Per the Management Agreement, Algar earns a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s adjusted pre-tax income. For the year ending December 31, 2014, Algar earned a bonus of $428.0 thousand. This amount was reduced by $50.0 thousand related to the real estate sale to SG&D Ventures, LLC described below. The bonus payable was further reduced on August 5, 2015, when the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand. As of September 30, 2015, the accrued but unpaid bonus compensation due to Algar was $189.0 thousand and included in the related party payable account as a current liability.

Scrap material purchases from Algar, Inc:

During the nine month period ended September 30, 2015 and September 30, 2014, we purchased scrap material in the amount of $882.7 thousand and $1,154.0 thousand from Algar. As of September 30, 2015 and December 31, 2014, we had $0.0 thousand and $88.4 thousand in accounts payable pertaining to scrap material purchases to Algar.

Scrap material sales to Algar, Inc:

During the nine month period ended September 30, 2015 and September 30, 2014, we sold scrap material in the amount of $93.7 thousand and $345.3 thousand to Algar. As of September 30, 2015 and December 31, 2014, we had $46.3 thousand and $84.6 thousand in accounts receivable pertaining to scrap material sales from Algar.

Other sales to Algar, Inc:

During the nine month period ended September 30, 2015, we provided logistical services of $42.0 thousand, IT services of $18.1 thousand and equipment sales of $5.3 thousand to Algar. During the nine month period ended September 30, 2014, we provided logistical services of $47.5 thousand, IT services of $1.8 thousand, and equipment sales of $1.4 thousand to Algar. As of September 30, 2015, we had $16.2 thousand in accounts receivable pertaining to other sales to Algar.

Scrap material sales to Metal X, LLC:

During the nine month period ended September 30, 2015 and September 30, 2014, we sold scrap material in the amount of $1.8 million and $1.3 million to MetalX, LLC, a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC. As of September 30, 2015 and December 31, 2014, we had $96.0 thousand and $250.3 thousand in accounts receivable from MetalX, LLC. For additional information regarding MetalX, LLC, see Note 10 - "Financing and Related Matters" to the Condensed Consolidated Financial Statements.

Real estate sale to LK Property Investments, LLC.

On April 30, 2015, ISA Real Estate LLC, the wholly-owned subsidiary of the Company, agreed to sell to LK Property Investments, LLC, an entity principally owned by Daniel M. Rifkin, CEO of MetalX, LLC, a 4.4 acre parcel of real estate, located at 6709 Grade Lane, Louisville, Kentucky, for a purchase price of $1.0 million.  The Company used the proceeds from the sale primarily for debt reduction and working capital. The loss on sale of this asset was $102.0 thousand.

Real estate lease with LK Property Investments, LLC.

On April 30, 2015, the Company entered into a lease agreement with LK Property Investments, LLC ("LK"), for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to terminate the lease and vacate the leased premises upon 90 days notice. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term. There are no outstanding balances related to lease obligations to LK at September 30, 2015. During the nine month period ended September 30, 2015, rent expense to LK was $15.0 thousand.

Real estate sale to SG&D Ventures, LLC.

On May 18, 2015, ISA Real Estate LLC, a wholly-owned subsidiary of the Company, agreed to sell to SG&D Ventures, LLC, an entity owned by shareholders of Algar, including Sean Garber, the Company’s Vice Chairman of the Board and President, and the President of Algar, an approximately 1-acre parcel of non-essential real estate, located at 7017 Grade Lane, Louisville, Kentucky, for an aggregate purchase price equal to independent third-party appraisal amount of $350.0 thousand.  The Company received an appraisal of the parcel equal to $350.0 thousand from an independent third party before the sale.  The purchase consideration consisted of $300.0 thousand in cash from SG&D Ventures, LLC and a credit of $50.0 thousand against bonus compensation previously accrued but not paid to Algar.  The gain on sale of this asset was $1.1 thousand.

A summary of all the Company's related party transactions, in thousands, as of September 30, 2015 and December 31, 2014 and for the nine months ended September 30, 2015 and September 30, 2014 is as follows:

	2015	2014
Balance sheet accounts:
Accounts receivable	$190.6	$367.1
Deposits (included in other long-term assets)	$45.2	$42.1
Accounts payable	$251.7	$192.3
Deposit payable	$500.0	$500.0
Bonus payable	$189.0	$428.0
Accrued rent payable	$864.6	$577.7

Income statement activity (Nine months ended):
Revenue from product sales & services	$1,910.8	$1,687.4
Scrap material purchases	$882.7	$1,154.0
Management fee expense	$218.9	$268.2
Management services bonus	$—	$661.0
Director and consulting fee expense	$160.0	$160.0
Rent expense (property)	$508.5	$484.5
Lease expense (equipment)	$94.5	$94.5
Gain (loss) on sale of assets	$(100.9)	$—

NOTE 8 – SHARE-BASED COMPENSATION

The weighted average assumptions relating to the valuation of the Company's stock options awarded in January 2015 are shown below.

2015
Weighted average grant-date fair value of grants per option	$3.01
Volatility	60.1%
Risk-free interest rate	2.3%
Expected life	5 years
Expected dividend yield	0.0%

The following table presents a summary of the Company's stock option activity:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	180	$4.59	1.9 years	$1.38
Granted	2,062	5.02	—	2.26
Exercised	(30)	4.23	—	1.05
Expired	(60)	4.23	—	1.05
Outstanding at December 31, 2014	2,152	$5.02	2.7 years	$2.23
Granted	20	5.71	4.3 years	3.01
Outstanding at September 30, 2015	2,172	$5.02	2.0 years	2.24
Exercisable at September 30, 2015	1,162	$4.88	1.9 years	$2.31
Available for grant at September 30, 2015	1,603

As of January 2, 2015, we awarded options to purchase 20,000 shares of our common stock to an officer. These options vest over a three-year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every P6M months thereafter until the three year anniversary of the grant date. The exercise price per share of the options is $5.71, the fair value of the underlying common stock as of the grant date.

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

NOTE 10 - FINANCING AND RELATED MATTERS

Securities Purchase Agreement

On June 13, 2014, Industrial Services of America, Inc. (the "Company") issued 857,143 shares of the Company's common stock pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") to Recycling Capital Partners, LLC (the "Investor"), an investment entity principally owned by Daniel M. Rifkin, the founder and CEO of MetalX, LLC, a scrap metal recycling company headquartered in Waterloo, Indiana, for an aggregate purchase price of $3.0 million. Pursuant to the Securities Purchase Agreement, the Company also issued to the Investor a five-year warrant to purchase 857,143 additional shares of the Company's common stock, exercisable 6 months after the date of the Securities Purchase Agreement for an exercise price of $5.00 per share and expiring June 13, 2019. The net proceeds were allocated between common stock and warrants based on the relative fair value of the common stock and the warrants. The fair value of the warrants was estimated using a pricing model similar to that used for stock options. The Securities Purchase Agreement provides the Investor with preemptive rights and a right of first refusal with respect to future securities offerings by the Company. Costs of $104.5 thousand related to the Securities Purchase Agreement have been netted against the proceeds in the statement of shareholders' equity.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
General
We are primarily focusing our attention now and in the future towards our recycling and auto parts businesses. We sell processed ferrous and non-ferrous scrap material to end-users such as steel mini-mills, integrated steel makers, foundries and refineries. We deliver all scrap ourselves or through third parties via truck, rail car, and/or barge. Some customers choose to send their own delivery trucks, which are weighed and loaded at one of our sites based on the sales order. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by shredding, sorting, cutting and/or baling. We also purchase used automobiles and sell auto parts from these vehicles to customers that remove the parts themselves. Although this is currently a small part of our overall business, we anticipate an increased focus on this area in the near future.
The Company anticipates the sale of its Waste Services segment. Although there can be no assurances that this sale will successfully close, we anticipate it closing during the fourth quarter of 2015. We will no longer operate in the Waste Services segment after the closing of this transaction.
Currently, our Waste Services segment serves over 900 customer locations throughout the United States and we utilize an active database of over 7,000 vendors to provide timely, thorough and cost-effective service to our customers. Along with positioning ourselves to efficiently service our customers, our management services division methods of competition include striving to offer our clients competitive pricing, superior customer service and industry expertise.
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
Liquidity and Capital Resources

Our cash requirements generally consist of working capital, capital expenditures and debt service. Our primary sources of liquidity are cash flows generated from operations and the various borrowing and factoring arrangements described below, including our revolving credit facility. During 2015, we also generated cash flows from certain asset sales, including multiple pieces of property as more fully described in Note 7 - Related Party Transactions in the Notes to Condensed Consolidated Financial Statements ("Note 7"). We are also able to manage liquidity by partially deferring certain rent payments and director fees made to related parties. See Note 7 for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of September 30, 2015, we held cash and cash equivalents of $0.6 million.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As of September 30, 2015 and December 31, 2014, the Company had credit facilities with each of The Bank of Kentucky, Inc. ("KY Bank") and Wells Fargo Bank, National Association (the "Bank"). As of September 30, 2015 and December 31, 2014, the Company was not in compliance with its financial covenant with the Bank. On November 6, 2015, we entered into a Forbearance Agreement and Third Amendment to the Credit Agreement (the "Forbearance Agreement") with the Bank. The Company signed the Forbearance Agreement in order to address this non-compliance. Under GAAP, all of the Company’s debt is required to be classified in the accompanying balance sheet as of September 30, 2015 and December 31, 2014 as a current liability. The Bank has not accelerated the indebtedness. For additional information, see Note 1 - Summary of Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements ("Note 1").

Due to the events of default under our credit facility with the Bank, which are discussed in the credit facilities and notes payable section, and the other factors discussed in Note 1, our independent registered public accounting firm has included an explanatory paragraph with respect to substantial doubt about our ability to continue as a going concern in its report on our Consolidated Financial Statements at December 31, 2014 included in Form 10-K/A. As discussed above, we entered into the Forbearance Agreement with the Bank. This agreement is more fully described in Note 1. This Forbearance Agreement allows management to execute on a plan to reduce debt and improve liquidity. Although there can be no assurances, the Company anticipates the sale of the Waste Services segment to occur during the fourth quarter of 2015. The Company anticipates that the net proceeds will be sufficient to pay investment banking fees, all Bank of Kentucky debt, all Wells Fargo Term Debt and will pay down a substantial amount of the Wells Fargo revolving debt. Further, the line of credit with the bank under the Forbearance Agreement now expires on March 31, 2016. Accordingly, the Company has hired a financial consultant to assist in finding a new working capital line of credit source. Our ability to continue as a going concern is dependent upon us resolving the outstanding indebtedness. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should we be unable to continue as a going concern.

See Note 3 - Long Term Debt and Notes Payable to Bank in the Notes to Condensed Consolidated Financial Statements for a full description of the Company's indebtedness.

Swap agreements

In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.1 million in debt, commenced October 17, 2013 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At September 30, 2015, we recorded the estimated fair value of the liability related to this swap at approximately $19.4 thousand. We entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts and forecasted amounts.
We have long term debt, including current maturities thereof, comprised of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)
	(in thousands)
Revolving lines of credit	$2,852	$10,453
Notes payable	4,812	5,458
	$7,664	$15,911

Results of Operations
The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenue:

	Nine months ended
	September 30,
	2015	2014
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	104.5%	95.6%
Selling, general and administrative expenses	7.5%	5.0%
Income (loss) before other expenses	(12.0)%	(0.6)%
Nine months ended September 30, 2015 compared to nine months ended September 30, 2014
Total revenue decreased $43.4 million or 48.8% to $45.6 million in the nine month period ended September 30, 2015 as compared to $89.0 million in the same period in 2014. With respect to the Recycling segment, Recycling revenue decreased $43.8 million or 52.5% to $39.6 million in 2015 compared to $83.5 million in 2014. This decrease was primarily due to the May 2015 warm idling of the Company's shredder operations. Revenue from the Company's shredder operations were $11.9 million for the nine month period ended September 30, 2015 and $53.6 million for the the nine month period ended September 30, 2014 , a decrease of $41.8 million.
While some scrap consumers provide consistently competitive prices from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our revenue base to fluctuate from year to year. In the nine month period ended September 30, 2015, sales to repeat Recycling scrap consumers decreased by approximately $17.1 million, or 32.8% as compared to the same period in 2014. In the nine month period ended September 30, 2015, 11.6% of these sales were to new and competitively-priced, intermittent scrap consumers. In the same period of 2014, 20.4% of sales to all Recycling scrap consumers were to new and competitively-priced, intermittent scrap consumers. In the nine month period ended September 30, 2014, the amount sold to Recycling scrap consumers who did not purchase goods from the Company for the nine month period ended

September 30, 2015 was equal to 81.4% of the total sales to Recycling scrap consumers during the nine month period ended September 30, 2015. In the nine month period ended September 30, 2013, the amount sold to Recycling scrap consumers who did not purchase goods from the Company for the nine month period ended September 30, 2014 was equal to 39.4% of the total sales to Recycling scrap consumers during the nine month period ended September 30, 2014.
With respect to the Waste Services segment, Waste Services' revenue increased $0.5 million or 8.7% to $6.0 million in the nine month period ended September 30, 2015 as compared to $5.5 million in 2014. During 2015, many customers grew and their business per location increased, which required higher volumes of service and increased management revenue by approximately $0.4 million in the nine month period ended September 30, 2015 as compared to the same period in 2014. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services' revenue between periods.
Total cost of sales decreased $37.5 million or 44.0% to $47.6 million in the nine month period ended September 30, 2015 as compared to $85.1 million for the same period in 2014. With respect to the Recycling segment, Recycling cost of sales decreased $38.0 million or 46.9% to $43.2 million in the nine month period ended September 30, 2015 as compared to $81.2 million for the same period in 2014. This decrease was due to a decrease in the volume of shipments and the overall price for all commodities shipped for ferrous, nonferrous and stainless steel in the first nine months of 2015 as compared to the same period in 2014 as noted above.
Other notable decreases in the Recycling segment's cost of sales include the following:

•	A decrease in labor, overtime and bonus expense of $0.8 million;

•	A decrease in lease and rent building expense of $0.3 million;

•	A decrease in fuel and lubricant expense of $0.3 million;

•	A decrease in depreciation expense of $0.2 million; offset by

•	An increase in lease and rent equipment expense of $0.3 million.

With respect to the Waste Services segment, Waste Services' cost of sales increased $0.6 million or 14.6% to $4.4 million in the nine month period ended September 30, 2015 as compared to $3.9 million in the same period in 2014 due to higher volumes of service as note above. In general, the timing of services provided or equipment installed will cause fluctuations in Waste Services' revenue between periods.
Selling, general and administrative expenses ("SG&A") decreased $1.0 million or 22.7% to $3.4 million in the nine month period ended September 30, 2015 compared to $4.4 million in the same period in 2014. As a percentage of revenue, SG&A was 7.5% in the first nine months of 2015 as compared to 5.0% in the same period in 2014.
SG&A expenses had the following:

•	A decrease in labor, overtime and bonus expense of $0.8 million;

•	A decrease in stock option expense and director fees of $0.3 million;

•	A decrease in depreciation expense of $0.1 million;

•	A decrease in insurance expense of $0.1 million; offset by

•	An increase in license taxes and fees expense of $0.1 million; and

•	An increase in building lease and rent expense of $0.4 million.
Overall, the average number of active employees per week decreased in the nine month period ended September 30, 2015 to 94 employees as compared to 110 employees in the same period in 2014, thus decreasing labor expenses in both cost of sales and SG&A in 2015 as compared to 2014.
Other expense decreased $0.5 million to $0.0 million in the nine month period ended September 30, 2015 as compared to $0.6 million in the same period in 2014. The decrease was primarily due to a decrease in interest expense of $0.2 million plus a gain on the sales of assets of $0.4 million in the first nine months of 2015 from sale of properties of our 6709 Grade Lane property, our 7017 Grade Lane property, and our former Seymour, Indiana location, which we moved to a leased facility in the same general area.

The income tax benefit decreased $14.5 thousand to an income tax provision of $14.8 thousand in the nine month period ended September 30, 2015 compared to a benefit of $29.4 thousand in the same period in 2014. The effective tax rates in 2015 and 2014 were (0.3)% and (2.7)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded a full valuation allowance, which is continuing through September 30, 2015. We also have several state and franchise taxes payable based on gross receipts, thus causing a negative effective tax rate in 2015 and 2014.
Three months ended September 30, 2015 compared to three months ended September 30, 2014

Total revenue decreased $23.1 million or 66.7% to $11.6 million in the third quarter of 2015 compared to $34.7 million in the same period in 2014. With respect to the Recycling segment, Recycling revenue decreased $23.1 million or 70.7% to $9.6 million in 2015 compared to $32.7 million in 2014. This decrease was primarily due to the May 2015 warm idle of the Company's shredder operations. Revenue from the Company's shredder operations were $0.0 million for the third quarter of 2015 and $15.8 million for the same period in 2014, a decrease of $15.8 million. The remaining decrease was due in part to a decrease in nonferrous material shipments of 3.1 million pounds, or 25.2%, along with a decrease in the average selling price of nonferrous material of $0.35 per pound, or 30.3%, for the three months ended September 30, 2015 compared to three months ended September 30, 2014. Additionally, for the three months ended September 30, 2015 compared to three months ended September 30, 2014, the Company experienced an increase in ferrous material shipments of 3,894 tons, or 33.5%. This increase in ferrous material shipments was primarily a result of the May 2015 warm idle of the Company's shredder operations. Due to the idling of the Company's shredder operations during the third quarter of 2015, materials previously sold and classified as shredder shipments were purchased and sold through the ferrous operations. For the three months ended September 30, 2015 compared to three months ended September 30, 2014, the Company experienced a decrease in the average selling price of ferrous material of $147 per gross ton, or 41.1%. The decrease in overall prices and volumes were largely due to lower metal commodity market prices in the third quarter of 2015.

While some scrap consumers provide consistently competitive prices from year to year, others may provide competitive pricing one year but not the next. This market-driven competition causes our revenue base to fluctuate from year to year. In the three month period ended September 30, 2015, sales to repeat Recycling scrap consumers decreased by approximately $9.8 million, or 58.4% as compared to the same period in 2014. In the three month period ended September 30, 2015, 26.9% of these sales were to new and competitively-priced, intermittent scrap consumers. In the same period of 2014, 25.5% of sales to all Recycling scrap consumers were to new and competitively-priced, intermittent scrap consumers. In the three month period ended September 30, 2014, the amount sold to Recycling scrap consumers who did not purchase goods from the Company for the three month period ended September 30, 2015 was equal to 161.7% of the total sales to Recycling scrap consumers during the three month period ended September 30, 2015. In the three month period ended September 30, 2013, the amount sold to Recycling scrap consumers who did not purchase goods from the Company for the three month period ended September 30, 2014 was equal to 47.7% of the total sales to Recycling scrap consumers during the three month period ended September 30, 2014.
With respect to the Waste Services segment, Waste Services' revenue remained consistent with a change of $0.0 million or 0.4% to $2.0 million in the third quarter of 2015 compared to $2.0 million in the same period in 2014. In general, the timing of services provided or equipment installed cause fluctuations in Waste Services's revenue between periods.
Total cost of sales decreased $21.4 million or 64.8% to $11.6 million in the third quarter of 2015 compared to $33.1 million for the same period in 2014. Recycling cost of sales decreased $21.5 million or 67.8% to $10.2 million in 2015 compared to $31.7 million for the same period in 2014. This decrease was due to a decrease in the volume of shipments and overall price for all commodities shipped for ferrous, nonferrous and stainless steel in the third quarter of 2015 as compared to the same period in 2014 as noted above.
Additional expenses in the Recycling segment's cost of sales were as follows:

•	A decrease in labor, overtime and bonus expenses of $0.5 million;

•	A decrease in building leases of $0.1 million;

•	A decrease in fuel and lubricant expenses of $0.1 million; offset by

•	An increase in equipment leases of $0.1 million.

Waste Services' cost of sales remained consistent with a change of $0.1 million or 5.3% to $1.4 million in the third quarter of 2015 compared to $1.4 million in the same period in 2014. In general, the timing of services provided or equipment installed cause fluctuations in Waste Services's revenue between periods.

SG&A expenses decreased $0.2 million to $1.0 million in the third quarter of 2015 compared to $1.3 million in the same period in 2014. As a percentage of revenue, SG&A expenses were 8.9% in 2015 compared to 3.7% in 2014.

SG&A expenses had the following:

•	An increase in stock option expense and director fees of $0.1 million;

•	An increase in building lease and rent expense of $0.2 million; offset by

•	A decrease in labor, overtime and bonus expense of $0.3 million.

Other expense decreased $110.8 thousand to other expense of $68.2 thousand in the third quarter of 2015 compared to other expense of $179.0 thousand in the same period in 2014, due to a gain on sale of assets of $43.0 thousand, which was primarily related to sale of our properties at 6709 Grade Lane and 7017 Grade Lane as well as a decrease in interest expense of $86.1 thousand in the third quarter of 2015 compared to the third quarter of 2014.

The income tax provision decreased $23.6 thousand to $6.9 thousand in the third quarter of 2015 compared to a $16.7 thousand in the same period in 2014. The effective tax rates in 2015 and 2014 were (0.6)% and (11.4)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded a full valuation allowance, which is continuing through September 30, 2015. We also have several state and franchise taxes payable based on gross receipts.

Financial condition at September 30, 2015 compared to December 31, 2014

Cash and cash equivalents decreased $0.5 million to $0.6 million as of September 30, 2015 compared to $1.1 million as of December 31, 2014.

Net cash from operating activities was $5.9 million for the nine month period ended September 30, 2015. The increase in net cash from operating activities is primarily due to a decrease in accounts receivable of $5.8 million, depreciation of $2.1 million, an inventory adjustment for lower of cost or market of $1.1 million, an impairment charge to property and equipment of $0.6 million, an increase in inventories of $1.3 million partially offset by a net loss of $5.5 million.

Net cash from investing activities was $1.9 million for the nine month period ended September 30, 2015. In the first nine months of 2015, we primarily purchased rental fleet equipment of $378.0 thousand. The rental fleet equipment consists of solid waste handling and recycling equipment such as compactors, balers, pre-crushers, and containers. We received $2.3 million from proceeds primarily from the sale of properties of our 6709 Grade Lane property, our 7017 Grade Lane property, and our former Seymour, Indiana location, which we moved to a leased facility in the same general area.

Net cash used in financing activities was $8.3 million for the nine month period ended September 30, 2015. In the nine month period ended September 30, 2015, we made payments on debt obligations of $8.5 million.

Accounts receivable trade decreased $5.8 million or 58.4% to $4.2 million as of September 30, 2015 compared to $10.0 million as of December 31, 2014 due to receipt of customer payments and a decrease in the volume of shipments of ferrous, nonferrous and stainless steel material in the first nine months of 2015. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.

Inventories consist principally of ferrous and nonferrous scrap materials and waste equipment machinery held for resale. We value inventory at the lower of cost or market. Inventory decreased $2.4 million, or 35.3%, to $4.4 million as of September 30, 2015 compared to $6.8 million as of December 31, 2014. This decrease is primarily due to a decrease in ferrous inventory of $1.6 million, a decrease in nonferrous inventory of $0.4 million, as well as a decrease of $0.3 million related to inventory parts used in the Company's shredder operations that were warm idled in May 2015.

Inventory aging for the period ended September 30, 2015 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$2,476	$240	$102	$468	$3,286
Replacement parts	1,050	—	—	—	1,050
Waste equipment machinery	—	—	—	38	38
Other	15	—	—	—	15
Total	$3,541	$240	$102	$506	$4,389
Inventory aging for the period ended December 31, 2014 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Stainless steel, ferrous and non-ferrous materials	$3,804	$250	$394	$899	$5,347
Replacement parts	1,371	—	—	—	1,371
Waste equipment machinery	—	—	—	46	46
Other	2	—	1	10	13
Total	$5,177	$250	$395	$955	$6,777

Inventory in the "Over 90 days" category decreased by $0.4 million from December 31, 2014 to September 30, 2015. Inventory in the “Over 90 days” category as of September 30, 2015 includes $0.3 million in items we intend to process and sell and $0.2 million in low value items that can only be used in limited quantities. The inventory balance as of December 31, 2014 included $0.2 million in older automobile inventory held at the automobile scrap parts yard, $0.2 million in items we intend to process and sell, and $0.5 million in low value items that can only be used in limited quantities.

Accounts payable trade increased $0.1 million or 2.5% to $3.5 million as of September 30, 2015 compared to $3.4 million as of December 31, 2014. The accounts payable balance increased due to timing of purchases from and payments made to our vendors.
Working capital decreased $1.3 million to $(3.7) million as of September 30, 2015 compared to $(2.5) million as of December 31, 2014. The decrease was primarily due to payments on debt obligations of $8.5 million offset by accounts receivable collections of $5.8 million as well as an inventory adjustment for lower of cost or market of $1.1 million.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2015.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$7,664	$7,664	$—	$—	$—
Operating lease obligations (1)	3,375	1,234	1,754	387	—
Deposit from related party	500	500	—	—	—
Total	$11,539	$9,398	$1,754	$387	$—

(1)	See Note 5 - Lease Commitments and Note 7 - Related Party Transactions for detailed information related to the Company's operating lease obligations.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the interest rate swaps, for which changes in value are accounted for in other comprehensive income.

Long-term debt, including the current portions thereof, decreased $8.2 million to $7.7 million as of September 30, 2015 compared to $15.9 million as of December 31, 2014 due to payments made on debt during the nine month period ended September 30, 2015.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. We have not yet assessed the impact of the adoption of ASU 2014-09 on our Condensed Consolidated Financial Statements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
In October 2013, we entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.1 million in debt at September 30, 2015 and matures on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At September 30, 2015, we recorded the estimated fair value of the liability related to this swap at approximately $19.4 thousand.
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
ITEM 4: CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.
(b) Changes to internal control over financial reporting

There were no changes in ISA’s internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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
Item 1A. Risk Factors.

Except for the additional risk factor information described below, there have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2014. You should carefully consider the risk factors discussed below and in our 2014 Form 10-K, which could materially affect our business, financial condition or future results.

The Company has entered into a Forbearance Agreement that it may be unable to fulfill the required conditions. A default under the terms agreed would have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent.

On November 6, 2015, the Company and Wells Fargo entered into a Forbearance Agreement and Third Amendment to Credit Agreement (the "Forbearance Agreement"). The Forbearance Agreement contains a set of conditions the Company must comply with (the "Forbearance Conditions"). The Forbearance Conditions generally consist of the following:

•
Each Loan Party (as defined in the Forbearance Agreement) duly and punctually observes, performs and discharges each and every obligation and covenant on its part to be performed under the Forbearance Agreement;

•	No Event of Default (as defined in the Forbearance Agreement) occurs or exists other than the Stipulated Defaults (defined in the Forbearance Agreement);

•	No material adverse change occurs in any Loan Party's business, prospects or financial condition after the date hereof;

•	All of the Obligations (as defined in the Credit Agreement) are paid in full on or before the Maturity Date (as defined in the Credit Agreement);

•
No Guarantor revokes or attempts to revoke or terminate such Guarantor's Guaranty (as defined in the Credit Agreement) or otherwise breach any of such Guarantor's obligations under its respective Guaranty;

•	No representation or warranty made by any Loan Party in the Forbearance Agreement proves to have been false or misleading in any material respect;

•
Each Loan Party timely deducts from the wages of its employees and makes timely and proper deposits for all payroll taxes as the same became due and payable, and if, as and when requested to do so by Wells Fargo, provides Wells Fargo with proof of all deposits for Payroll Taxes;

•	Each Loan Party is able to pay and does pay, as the same shall become due and payable, all debts incurred by such Loan Party on or after the date hereof;

•	No person to whom any Loan Party is indebted under capital leases or for money borrowed accelerates the maturity or demands payment of such indebtedness, in whole or in part;

•
A Qualified Consultant (as defined in the Forbearance Agreement) is engaged by the Loan Parties on or before the date of the Forbearance Agreement, remains engaged by the Loan Parties at all times during the Forbearance Period, and each Loan Party (i) acknowledges and agrees that the scope of the Qualified Consultant's engagement may be expanded from time to time at Wells Fargo's request in consultation with the Loan Parties, (ii) authorizes and directs each Qualified Consultant to provide Wells Fargo with complete access to such Qualified Consultant and its work product (whether created prior to or after the effectiveness of the Forbearance Agreement), (iii) authorizes and directs each Qualified Consultant to speak freely with Wells Fargo concerning all matters relating to its engagement with any Loan Party and to provide Wells Fargo with copies of its work product (whether created prior to or after the effectiveness of the Forbearance Agreement), and (iv) authorizes and directs each Qualified Consultant to actively participate on behalf of Loan Parties in all discussions with Wells Fargo;

•	The Qualified Consultant reviewed and approved the initial Budget (as defined in the Forbearance Agreement);

•
No Loan Party uses proceeds of Advances or Collateral (as defined in the Credit Agreement) to make any payments for any purpose that is not included in the Budget or in amounts that exceed one hundred three percent (103%) of the amounts shown in the Budget, except for payments in respect of the Obligations;

•
On the date that any sale of real property on which Wells Fargo has a Lien (as defined in the Credit Agreement) is consummated, Wells Fargo receives all gross proceeds of the sale, less reasonable closing expenses, brokerage fees and prorated ad valorem real property taxes to be paid by seller, for application to the Obligations;

•	Each Loan Party is able to pay and does pay, as the same shall become due and payable, all real and personal property taxes owed by such Loan Party on or after the date hereof;

•	Each of the WESSCO Sale Covenants (as defined in the Forbearance Agreement) is timely satisfied;

•
Loan Parties achieve total weekly (i) Cash Receipts, and (ii) "Recycling Inventory Sold" of at least eighty percent (80%) of the amounts shown in the Budget, on a cumulative basis, beginning with the week ending November 6, 2015, measured on a weekly basis; and

•
On or before January 31, 2016, the Loan Parties deliver to Wells Fargo a commitment letter for financing for the Loan Parties in an amount sufficient to, and which provides that the proceeds will be used to, repay all of the Obligations in full on or before the Maturity Date, which commitment letter must be from a lender acceptable to Wells Fargo and on terms and conditions satisfactory to Wells Fargo.

There can be no assurance that the Company will be able to meet the Forbearance Conditions and therefore, may default on the Forbearance Agreement. If the Company defaults, Wells Fargo and the Bank of Kentucky may exercise, subject to compliance with the terms and conditions of the loan agreements as amended, and applicable law, a number of remedies including acceleration of the debt and the sale of collateral. The exercise of certain remedies would have a material adverse effect on our liquidity, financial condition and results of operations, and could cause us to become bankrupt or insolvent.

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

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	November 13, 2015	By /s/ Orson Oliver
Orson Oliver
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	November 13, 2015	By /s/ Todd Phillips
Todd Phillips, Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended September 30, 2015.
31.2	Rule 13a-14(a) Certification of Todd Phillips for the Form 10-Q for the quarter ended September 30, 2015.
32.1	Section 1350 Certification of Orson Oliver and Todd Phillips for the Form 10-Q for the quarter ended September 30, 2015.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Document*
101.DEF	XBRL Taxonomy Extension Definitions Document*
101.LAB	XBRL Taxonomy Extension Labels Document*
101.PRE	XBRL Taxonomy Extension Presentation Document*

*Pursuant to Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.