Form 10-K
period 2015-12-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2016-03-25
CIK 4187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
7100 Grade Lane, Louisville, Kentucky _____________ 40213
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price per share of $3.93 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $24,459,868. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.
Number of shares of Common Stock, $0.0033 par value, outstanding as of the close of business on March 23, 2016: 8,018,932.

____________________________________________

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Item 10 through Item 14 of Part III of this report.

PART I

Item 1.	Business.

General

Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms) is a Louisville, Kentucky-based company that buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and buys, dismantles and sells used auto parts. Prior to December 4, 2015, we were also a provider of waste services through our Waste Services Segment. Our only remaining segment is our Recycling Segment. The Recycling Segment collects, purchases, processes and sells ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our sorting, cutting, baling, and until May 2015, our shredding operations. Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum, stainless steel and brass. Our used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.

On December 4, 2015, the Company sold substantially all assets of its Waste Services Segment. The Waste Services Segment provided waste management services including contract negotiations with service providers, centralized billing, invoice auditing and centralized dispatching. This segment also rented, leased, sold and serviced waste handling and recycling equipment, such as trash compactors and balers, to end-use customers. The Waste Services Segment has been classified as discontinued operations in this Form 10-K in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20-55. Results of discontinued operations are excluded from the consolidated financial information for all periods presented, unless otherwise noted. See Note 15 - Discontinued Operations in the accompanying Notes to Consolidated Financial Statements.

Our core business is focused on the recycling industry. We intend to achieve steady growth at an acceptable profit, adding to our net worth and providing positive returns for our stockholders. We intend to increase efficiencies and productivity in our core business while remaining alert for possible acquisitions, strategic partnerships, mergers and joint-ventures that would improve our results of operations. On March 2, 2016, we announced that the Company has formed a special committee of independent board members to participate in the evaluation of growth and strategic options.

Additional financial information about our segments can be found in Part II, Item 8, Notes to Consolidated Financial Statements and related notes included elsewhere in this Form 10-K.

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

Our Response to 2015 Commodity Markets and Liquidity Conditions

During 2015, our average selling price decreased by 49.4% and 24.9% for ferrous and nonferrous material, respectively, compared to 2014. Due to these deteriorating metal commodity market conditions during 2015, ISA took significant steps to improve liquidity and pay down debt. These steps are described below.

On February 27, 2015, the Company closed on the sale of its Seymour, Indiana property. During 2014, ISA made the decision to move its Seymour, Indiana facility from a company-owned property to a leased property.  In conjunction with this decision, the Company signed an agreement to sell its Seymour facility in 2014.  This property was classified as property available for sale on the December 31, 2014 consolidated balance sheet in the amount of $398.0 thousand and was held within the Recycling

Segment. Also, in conjunction with this decision, the Company signed a lease, effective December 1, 2014, to lease a facility in the Seymour area.  See Note 4 - Lease Commitments and Note 10 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for further lease information. Proceeds were used to reduce debt and improve liquidity.

On April 30, 2015, LK Property Investments, LLC (LK Property), an entity principally owned by Daniel M. Rifkin, CEO of MetalX LLC (a related party), a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC (a related party) purchased a 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, KY from ISA Real Estate LLC., a wholly-owned subsidiary of the Company for a purchase price of $1.0 million. The Company realized a loss of $102.0 thousand from this sale. Also on April 30, 2015, the Company entered into a lease agreement with LK Property for a portion of the 4.4 acre parcel. See Note 4 - Lease Commitments in the accompanying Notes to Consolidated Financial Statements for further lease details. Proceeds were used to reduce debt and improve liquidity.

On May 13, 2015, the Company announced the warm idle of the Company’s auto shredder. This action was in response to market conditions, primarily related to ferrous price volatility and lower ferrous volumes. Management will continue to monitor and analyze market conditions and to review the Company’s long-term options for its shredder and related downstream processing operation. The costs of idling were recognized in the 2015 financial statements. As a result of the continued operating losses from the shredder operations, management reviewed the carrying cost of the shredder, including the downstream processing system. The Company recognized an asset impairment charge of approximately $636.6 thousand related to the shredder’s downstream processing system. This charge is recorded in 2015 as an impairment charge on property and equipment within the cost of goods section in the accompanying consolidated statement of operations. As of the date of this report, the shredder remains idled. Working capital, which would otherwise have been utilized in operating the shredder, was used to reduce debt and improve liquidity.

On May 18, 2015, ISA Real Estate LLC agreed to sell to SG&D Ventures, LLC, an entity owned by shareholders of Algar, Inc. ("Algar"), including Sean Garber, the Company’s Vice Chairman of the Board and President, and the President of Algar, an approximately 1-acre parcel of non-essential real estate, located at 7017 Grade Lane, Louisville, KY, for an aggregate purchase price equal to independent third-party appraisal amount of $350.0 thousand.  The purchase consideration consisted of $300.0 thousand in cash from the purchaser and a credit of $50.0 thousand against bonus compensation previously accrued but not paid to Algar as described in Note 10 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements. This transaction closed on May 19, 2015. The gain on sale of this asset was $1.1 thousand. Proceeds were used to reduce debt and improve liquidity.

On November 6, 2015, the Company entered into a Forbearance Agreement and Third Amendment to Credit Agreement (the “Forbearance Agreement”) by and among the Company, certain of the Company’s subsidiaries, and Wells Fargo Bank, National Association ("Wells Fargo"). The Forbearance Agreement amended the Credit Agreement to reduce the Maximum Revolver Amount from $15 million to $5 million. The Forbearance Agreement also amended the Credit Agreement Maturity Date to March 15, 2016 from June 13, 2019. The Forbearance Agreement increased the interest rate on the outstanding indebtedness by approximately 100 basis points.

Pursuant to the terms of the Forbearance Agreement, Wells Fargo agreed that it would forbear, until the Forbearance Termination Date (as defined below), from exercising certain rights and remedies with respect to or arising out of the existence and continuation of certain stipulated events of default under the Credit Agreement between the loan parties and Wells Fargo (as amended by the First Amendment to Credit Agreement dated January 15, 2015, the Second Amendment to Credit Agreement dated January 22, 2015, and the Forbearance Agreement, the “Credit Agreement”).

Under the Forbearance Agreement, the Forbearance Termination Date was the earlier to occur of (i) Wells Fargo’s election following the failure of the Loan Parties to satisfy any of the Forbearance Conditions, and (ii) March 15, 2016.

On December 4, 2015, the Company and WESSCO, LLC, a wholly owned subsidiary of ISA ("WESSCO"), entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Compactor Rentals of America, LLC ("Compactor Rentals") pursuant to which the Company sold its “Waste Services Segment,” consisting of substantially all of the assets used in (i) the Company’s commercial, retail and industrial waste and recycling management services business which the Company operated under the name “Computerized Waste Systems” or “CWS,” and (ii) the Company’s equipment sales, rental and maintenance business for the commercial and industrial waste and recycling industry which the Company operated under the name “Waste Equipment Sales and Service Company."

The Company received cash consideration at closing of $7.5 million, less $150,000 retained by Compactor Rentals, which will be released to the Company or retained by Compactor Rentals in connection with any working capital adjustment. Compactor Rentals assumed certain liabilities relating to the Waste Services Segment, including but not limited to, current liabilities, warranty liabilities, and post-closing liabilities incurred in connection with transferred contracts.

The sale included substantially all of the assets of the Waste Services Segment including, but not limited to, current assets, accounts receivable, tangible personal property, certain leases, inventory, intellectual property, rights under transferred contracts, rights of action and all associated goodwill and other intangible assets associated with the transferred assets.

The Asset Purchase Agreement contains a restrictive covenant under which the Company is prohibited from competing with the Waste Services Segment for five years following the closing.

In connection with the closing of the transaction, the Company entered into a transition services agreement with Compactor Rentals, pursuant to which the Company will provide certain services to Compactor Rentals for up to six months following the closing.

The Company used the proceeds from the transaction to pay transaction expenses, to repay in full the Company’s outstanding indebtedness with Bank of Kentucky, Inc. ("KY Bank"), and to repay in full ISA’s term loan from Wells Fargo.  The Company also used the proceeds to pay all outstanding amounts on ISA’s $5.0 million revolving line of credit with Wells Fargo which remained available following the closing. As of December 31, 2015, the revolving line of credit had an amount outstanding of approximately $19.7 thousand.

On February 29, 2016, the Company entered into a Loan Agreement (the "2016 Loan") with MidCap Business Credit, LLC ("MidCap"). The 2016 Loan is secured by substantially all of the assets of the Company. Proceeds from this loan were used to pay transaction expenses and to pay off and close the remaining balance on the Wells Fargo revolving line of credit. See Note 3 - Long Term Debt and Notes Payable To Bank in the accompanying Notes to Consolidated Financial Statements for further details. Following the MidCap transaction, the Company believes its liquidity is sufficient to meet projected needs for at least one year.

ISA Recycling Operating Division

Our Recycling Segment sells processed ferrous and non-ferrous scrap material, including stainless steel, to end-users such as steel mini-mills, integrated steel makers and foundries and refineries. We purchase ferrous and non-ferrous scrap material primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from other scrap dealers who deliver these materials directly to our facilities. We process these materials by sorting, cutting and/or baling. Prior to May 2015, we also shredded material.

We also operate the ISA Pick.Pull.Save used automobile parts yard, which is considered a product line within the Recycling Segment. We purchase automobiles for the yard through auctions, automobile purchase programs with various suppliers and general scrap purchases. Retail customers locate and remove used parts for purchase from automobiles within the yard. Fuel, Freon, tires and certain core automobile parts are also sold to various resellers for additional revenue. All automobiles are sold as scrap metal after a specified time period in the yard.

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

Ferrous Scrap Processing - We prepare ferrous scrap material for resale through a variety of methods including sorting, cutting, and baling. Prior to May 2015, we also shredded material. We produce a number of differently sized, shaped and graded products depending upon customer specifications and market demand.

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

•
Shredding - In May 2015, we warm idled our shredder. Prior to this date, we shredded large pieces of ferrous scrap material, such as automobiles and major appliances, in our shredder by hammer mill action into pieces of a workable size that pass through magnetic separators to separate metal from synthetic foam, fabric, rubber, stone, dirt, etc. The metal we recovered from the shredding process was sold directly to customers or reused in some other metal blend. The residue by-product is usually referred to as “automobile shredder residue” (ASR) or “shredder fluff”. We disposed of the non-metal components, which can reduce the volume of the scrap as much as 25.0%, in a landfill.

Ferrous Scrap Sales - We sell processed ferrous scrap material to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for other large users. Most customers purchase processed ferrous scrap material through negotiated spot sales contracts, which establish the quantity purchased for the month and the pricing. The price we charge for ferrous scrap materials depends upon market supply and demand, as well as quality and grade of the scrap material. We deliver scrap ourselves or use third party carriers via truck, rail car, and/or barge. Some customers choose to send their own delivery trucks. These trucks are weighed and loaded at one of our sites based on the sales order.

Auto Parts Operations - We operate a single self-service retail parts location. We generate revenue from the sale of parts, cores and scrap. Our location consists of an indoor retail facility combined with a fenced outdoor storage area for autos. We operate our self-service auto parts business under the name of ISA Pick.Pull.Save.

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

Non-Ferrous Scrap Processing - We prepare non-ferrous scrap metals, principally aluminum, copper, brass and stainless steel to sell by sorting, cutting, and baling. Prior to May 2015, we also shredded material.

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

•
Shredding - In May 2015, we warm idled our shredder. Prior to this date, we shredded large pieces of nonferrous scrap material, such as steel drums, copper and aluminum cable, tubing, sheet metal, extrusions, and baled aluminum, in our shredder by hammer mill action into pieces of a workable size that pass through magnetic separators to separate metal from synthetic foam, fabric, rubber, stone, dirt, etc. The metal we recovered from the shredding process was sold directly to customers or reused in some other metal blend. We disposed of the non-metal components, which can reduce the volume of the scrap as much as 25.0%, in a landfill.

Non-Ferrous Scrap Sales - We sell processed non-ferrous scrap material to end-users such as foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, steel mini-mills, integrated steel makers, steel foundries and refineries, and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap materials change based upon the daily publication of spot and futures prices on COMEX or the London Metals Exchange. We deliver scrap ourselves or use third party carriers via truck, rail car, and/or barge. Some customers choose to send their own delivery trucks. These trucks are weighed and loaded at one of our sites based on the sales order.

Waste Services Operations (Discontinued Operations)

On December 4, 2015, we sold substantially all assets of our Waste Services Segment. Our waste services operations were in the business of commercial, retail and industrial waste and recycling management services (operating under the name “Computerized Waste Systems” or “CWS”) and commercial and industrial waste and recycling handling equipment sales, rental and maintenance (operating under the name “Waste Equipment Sales and Service Company” or “WESSCO”). CWS offered a “total package” concept to commercial, retail and industrial customers for their waste and recycling management needs. Combining waste reduction and diversion, and waste equipment technology, CWS created waste and recycling programs tailored to each customer’s needs. The services we offered included locating and contracting with a hauling company and recycler at a reasonable cost for each participating location. CWS did not own waste-transporting trucks or landfills. We designed and developed proprietary computer software that provided our personnel with relevant information on each customer’s locations, as well as pertinent information on service providers, disposal rates, costs of equipment, including installation and shipping, disposal rates and recycling prices.

Our commercial Waste Services Segment provided our customers evaluation, management, monitoring, auditing, cost reduction and containment of non-hazardous solid waste removal and recycling services. CWS had an active network of over 7,000 service companies and vendors in our database, which included haulers and recyclers, landfill and disposal facilities, and equipment manufacturers and maintenance service providers throughout the United States and Canada. Through this network, we were able to provide pricing estimates for current and potential customers. CWS customer service representatives had access to this information through the computer software designed and developed to enhance the value offered to our customers. Through this information retrieval system and database, customer service representatives reviewed and audited the accuracy of recent billings for hauling, landfill and recycling rates.

By offering competitively priced waste and recycling handling equipment from a number of different manufacturers, WESSCO was able to tailor equipment packages for individual customer needs. We did not manufacture any equipment, but we did refurbish, recondition and add options when necessary. We sold, rented and repaired all types of industrial and commercial waste and recycling handling equipment such as trash compactors, balers and containers.

Company Background

ISA was incorporated in October 1953 in Florida under the name Alson Manufacturing, Inc.

Alson Manufacturing, Inc. originally designed and manufactured various forms of electrical products.

In 1984, ISA moved into waste handling and disposal equipment sales.

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

In 2012, we opened the ISA Pick.Pull.Save used automobile yard.

In 2013, we discontinued blending stainless steel, which is a subset of the stainless steel market.

In 2015, as previously discussed, we exited the waste services business and idled our shredder.

Competition

The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. In late 2014 and early 2015, the metal commodity market saw increased volatility. Market prices traded down significantly lower, particularly during 2015. Given the strengthening dollar, exports were reduced and steel mills were able to buy large quantities of low-cost scrap. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. We compete for the purchase and sale of scrap metal with large, well-financed recyclers of scrap metal as well as smaller metal facilities and brokers/dealers. Although we expanded our facilities and increased our processing efficiencies in prior years, certain of our competitors have greater financial, marketing and physical resources. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.

Dependence on Major Customer

In 2014, we had sales to two major customers that totaled approximately 34.3% of our net sales for the year ended December 31, 2014. These customers were part of the stainless steel blending and shredder operations of our business. As a result of our decision in the fourth quarter of 2013 to cease our activity in the stainless steel blending line of business, and due to the May 2015 warm idle of our shredder, the sales to these two customers were de minimis in 2015.

Employees

As of March 3, 2016, we had 74 full-time employees. None of our employees are members of a union.

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

The recycling operations are subject to federal, state and local requirements, which regulate health, safety, the environment, zoning and land-use. Federal, state and local regulations vary, but generally govern hauling, disposal and recycling activities and the location and use of facilities and also impose restrictions to prohibit or minimize air and water pollution. In addition, governmental authorities have the power to enforce compliance with these regulations and to obtain injunctions or impose fines in the case of violations, including criminal penalties. The EPA and various other federal, state and local environmental, health and safety agencies and authorities, including the Occupational Safety and Health Administration of the U.S. Department of Labor administer those regulations.

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

The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. Metal prices were volatile during 2014 and especially in 2015. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. Volatility in the metals markets can adversely affect our revenues. Lower prices adversely affect revenues. Additionally, volatility can lower volumes of metal that our suppliers are willing to sell to us. Many companies offer or are engaged in the development of products or the provisions of services that may be or are competitive with our current products or services. Although we expanded our facilities and increased our processing efficiencies in previous years, certain of our competitors have greater financial, technical, manufacturing, marketing, distribution, and other resources and assets than we possess. In addition, the industry is constantly changing as a result of consolidation, which may create additional competitive pressures in our business environment. There can be no assurance that we will be able to maintain our current market share or obtain our desired market share based on the competitive nature of this industry.

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

Volatility in market prices of the scrap metal recycling inventory experienced in late 2014 and through 2015 caused management to re-assess the carrying value of our inventory. In 2015 and 2014, we incurred a lower of cost or market inventory write-down of $1.3 million and $1.9 million, respectively.

We have limited liquidity and may need to arrange for additional liquidity on terms that are unfavorable to our stockholders, if we are able to obtain additional liquidity at all.

Our liquidity remains constrained such that it may not be sufficient to meet our cash operating needs in the long-term. Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and the liquidity available under the credit facility. Additional declines in net cash provided by operations or further decreases in the availability under the credit facility could rapidly exhaust our liquidity. Our inability to increase our liquidity would adversely impact our future performance, operations and results of operations, along with constraining our ability to move forward with any possible acquisitions or other strategic alternatives.

Our ability to obtain additional liquidity will depend upon a number of factors, including our future performance and financial results and general economic and capital market conditions. We cannot be sure that we will be able to raise additional capital on commercially reasonable terms, or at all.

Due to reduced commodity prices and lower operating cash flows, we may be unable to maintain adequate liquidity and our ability to make interest payments in respect of our indebtedness could be adversely affected.

Declines in commodity prices since the beginning of 2014 have caused a reduction in our available liquidity and we may not have the ability to generate sufficient cash flows from operations and, therefore, sufficient liquidity to meet our anticipated working capital, debt service and other liquidity needs. We cannot assure you that any of our strategies will yield sufficient funds to meet our working capital or other liquidity needs, including for payments of interest and principal on our debt in the future, and any such alternative measures may be unsuccessful or may not permit us to meet scheduled debt service obligations, which could cause us to default on our obligations.

An increase in the price of fuel may adversely affect our business.

Our operations are dependent upon fuel, which we generally purchase in the open market on a daily basis. Direct fuel costs include the cost of fuel and other petroleum-based products used to operate our fleet of cranes and heavy equipment, as well as our shredder when it is not idled. We are also susceptible to increases in indirect fuel costs which include fuel surcharges from vendors. When we have experienced increases in the cost of fuel and other petroleum-based products in the past, we were able to pass a portion of these increases on to our customers. However, because of the competitive nature of the industry, there can be no assurance that we will be able to pass on current or future increases in fuel prices to our customers. According to AAA's Daily Fuel Gauge Report, the nationwide average price for one gallon of regular gasoline in 2015, 2014, and 2013 was $2.40, $3.34, and $3.49, respectively. The national average price of gas in 2015 was the second cheapest annual average of the past ten years. A significant increase in fuel costs could adversely affect our business, which adverse impact would be magnified if combined with a decrease in revenue caused by a decrease in commodity prices.

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

We are vulnerable to higher interest rates because interest expense on our borrowing is based on margins over a variable base rate. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Upon a breach of covenants in our lending facility, our lender could exercise its remedies related to any material breaches, including acceleration of our payments and taking action with respect to its loan security. From time to time, we have relied upon and will rely on borrowings under various credit facilities and from other lenders to operate our business. We may not have the ability to borrow from other lenders to operate our business.

Seasonal changes may adversely affect our business and operations.

Our operations may be adversely affected by periods of inclement weather, which could decrease the collection and shipment volume of recycling materials.

Risks Related to Our Common Stock

Future sales of our common stock could depress our market price and diminish the value of your investment.

Future sales of shares of our common stock could adversely affect the prevailing market price of our common stock. If our existing shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our common stock could significantly decline. Moreover, the perception in the public market that our existing shareholders and, in particular, Kletter affiliates might sell shares of common stock could depress the market for our common stock.

The market price for our common stock may be volatile.

In recent periods, there has been volatility in the market price for our common stock. In addition, the market price of our common stock could fluctuate substantially in the future in response to a number of factors, including the following:

•	Our quarterly operating results or the operating results of our operations in the ferrous, non-ferrous and used auto parts industries;

•	Changes in general conditions in the economy, the financial markets or the ferrous and non-ferrous recycling industry;

•	Loss of significant customers; and

•	Increases in materials and other costs.

In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our stock price, regardless of our operating results.

Item 2.	Properties.
The following table outlines our principal properties as of December 31, 2015:

Property Address	Lease or own	Segment	Acreage
6709 Grade Lane, Louisville, KY	Lease (1)	Recycling & Other	1.326
7023-7103 Grade Lane, Louisville, KY	Own	Recycling	2.530
7020/7100 Grade Lane, Louisville, KY	Lease (K&R) (2)	Recycling & Other	14.230
7110 Grade Lane, Louisville, KY	Own	Recycling	10.723
7124 Grade Lane, Louisville, KY	Own	Recycling	5.120
7200-7210 Grade Lane, Louisville, KY	Own	Recycling	15.520
3409 Camp Ground Road, Louisville, KY	Own	Recycling	5.670
960 S, County Rd 900 W, North Vernon, IN	Lease (3)	Recycling	14.000
1617 State Road 111, New Albany, IN	Own	Recycling	1.300

(1)	See Note 10 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information related to the 6709 Grade Lane lease.

(2)	See Note 10 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information related to the K&R lease.

(3)	See Note 4 - Lease Commitments in the accompanying Notes to Consolidated Financial Statements for additional information related to the Seymour/North Vernon lease.
These properties total 70.419 acres, which provides adequate space necessary to perform administrative and retail operation processes and store inventory. All facilities are insured. We do not expect any major land or building additions will be needed to increase capacity for our operations in the foreseeable future.

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

ISA common stock is traded on the NASDAQ Capital Market under the symbol “IDSA”. High and low sales prices of the common stock price are summarized as follows:

	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$6.00	$4.13	$5.34	$2.81
June 30	$4.64	$3.36	$6.19	$4.27
September 30	$4.08	$3.35	$6.99	$4.95
December 31	$3.52	$1.24	$6.10	$3.80
There were approximately 140 shareholders of record as of December 31, 2015.
Our Board of Directors did not declare any dividends in 2015 or 2014.
Under our previous Wells Fargo and our current MidCap loan agreements, ISA covenants that so long as the lenders remain committed to make any advance or extend any other credit to us, or any obligations remain outstanding, ISA will not declare or pay any dividend or distribution (either in cash or any other property in respect of any stock) or redeem, retire, repurchase or otherwise acquire any stock, other than dividends and distributions by our subsidiaries to a parent.
On November 15, 2005, our Board of Directors authorized a program to repurchase up to 300.0 thousand shares of our common stock at current market prices. We did not repurchase any shares in 2015 or 2014. There are approximately 133.3 thousand shares still available for repurchase under this program.

Item 6.	Selected Financial Data.
Selected Financial Data

	(Amounts in thousands, except per share data)
Year ended December 31:	2015	2014	2013	2012	2011
Total revenue	$46,180	$110,091	$136,753	$194,232	$277,213
Net loss from continuing operations	$(9,085)	$(8,686)	$(13,816)	$(6,620)	$(3,881)
Net (loss) income from discontinued operations	$7,320	$1,413	*	*	*
Earnings (loss) per common share from continuing operations:
Basic	$(1.14)	$(1.15)	$(1.96)	$(0.95)	$(0.56)
Diluted	$(1.14)	$(1.15)	$(1.96)	$(0.95)	$(0.56)
Earnings (loss) per common share from discontinued operations:
Basic	0.92	0.19	*	*	*
Diluted	0.92	0.19	*	*	*
At year end:
Total assets	$19,434	$37,790	$44,032	$63,323	$80,970
Current maturities of long-term debt	$20	$15,911	$1,597	$1,687	$1,821
Long-term debt, net of current maturities	$—	$—	$16,295	$23,369	$26,688
The recycling business is highly competitive and is subject to various market and company risks. See Item 1A. - Risk Factors for a discussion of the material risks related to our operations. Due to these risks, past performance is not necessarily indicative of future financial condition or results of operations.
* On December 4, 2015, the Company sold a majority of its Waste Services Segment assets. Years 2015 and 2014 have been adjusted to reflect discontinued operations of the Waste Services Segment. Years 2013 through 2011 have not been adjusted for discontinued operations of the Waste Services Segment.

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

General

On December 2, 2013, we entered into a Management Services Agreement (the “Management Agreement”) with Algar, Inc. ("Algar").  Under the Management Agreement, Algar provides us with day-to-day senior executive level operating management services. Algar also provides business, financial, and organizational strategy and consulting services, as our board of directors may reasonably request from time to time.

On December 4, 2015, the Company sold substantially all assets of its Waste Services Segment. The Waste Services Segment provided waste management services including contract negotiations with service providers, centralized billing, invoice auditing and centralized dispatching. Waste services also rented, leased, sold and serviced waste handling and recycling equipment, such as trash compactors and balers, to end-user customers. The Waste Services Segment is presented as discontinued operations in this Form 10-K.

Our core business is focused on the recycling industry. We intend to achieve steady growth at an acceptable profit, adding to our net worth and providing positive returns for our stockholders. We intend to increase efficiencies and productivity in our core business while remaining alert for possible acquisitions, strategic partnerships, mergers and joint-ventures that would enhance our profitability. On March 2, 2016, we announced that the Company has formed a special committee of independent board members to participate in the evaluation of growth and strategic options.

Our future success depends upon our ability to execute our business plan and our ongoing review of growth and strategic options. We are primarily focusing our attention in two key areas. First, we are focused on returning our Recycling Segment to profitability. Second, we are focused on the evaluation of growth and strategic options.

We have operating locations in Louisville, Kentucky, and Seymour and New Albany, Indiana. We do not have operating locations outside the United States. Seymour is used interchangeably with North Vernon herein.

Liquidity and Capital Resources

Our cash requirements generally consist of working capital, capital expenditures and debt service. Our primary sources of liquidity are cash flows generated from operations and the various borrowing arrangements described below, including our revolving credit facility. We have also been able to manage liquidity by deferring certain rent payments made to related parties. See Note 10 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of December 31, 2015, we held cash and cash equivalents of $0.6 million.

During 2015, the Company experienced significant liquidity challenges related to the severe metal market downturn and associated ISA loan defaults with our lenders. Management took the below steps. See Our Response to 2015 Commodity Markets and Liquidity Conditions in Item 1 of this Form 10-K for further discussion of these actions.

In February 2015, the Company sold its Seymour, Indiana property and relocated its Seymour operations to a leased facility in the same general geographic area. The proceeds from the sale of this property were used to reduce debt and improve liquidity.
In April 2015, the Company sold its property located at 6709 Grade Lane, Louisville, KY to a related party. The proceeds from the sale of this property were used to reduce debt and improve liquidity.

In May 2015, the Company warm idled its auto shredder. The proceeds associated with working capital reductions were used to reduce debt and improve liquidity.
Also, in May 2015, the Company sold its property located at 7017 Grade Lane, Louisville, KY to a related party. The proceeds from the sale of this property were used to reduce debt and improve liquidity.
In November 2015, the Company entered into a forbearance agreement with Wells Fargo, which required certain actions by the Company.
In December 2015, the Company sold substantially all assets of the Company’s Waste Services Segment. Proceeds from the sale of this segment were used to reduce debt and improve liquidity.
During 2015, the Company paid down debt by $16.3 million and favorably improved borrowing availability, primarily as a result of the above actions. As more fully described in Note 15 - Discontinued Operations in the accompanying Notes to Consolidated Financial Statements, the Waste Services Segment provided positive operating cash flow that will no longer be available to the Company.

Subsequent to December 31, 2015, the Company refinanced its Wells Fargo debt with a new lender, MidCap, which provides improved liquidity.

Credit facilities and notes payable

During 2015, the Company had certain loans with KY Bank and Wells Fargo (hereinafter “Wells Fargo”). As of December 31, 2014, the Company was in default under the Wells Fargo loans and during the second half of 2015 entered into a Forbearance Agreement with Wells Fargo whereby the due dates on the loans were accelerated and the Company was required to take certain actions.

During 2015, as more fully described above, the Company took steps to pay down debt and increase liquidity.

On December 4, 2015, in conjunction with the sale of substantially all assets of the Company’s Waste Services Segment, the Company paid off the KY Bank loans and certain Wells Fargo loans. As of December 31, 2015, the Company had an outstanding balance of $19.7 thousand to Wells Fargo. Subsequent to December 31, 2015, the Company closed on new financing with MidCap and paid off in full remaining amounts due to Wells Fargo.

See Note 1 - Summary of Significant Accounting Policies and Note 3 - Long Term Debt and Notes Payable to Bank in the accompanying Notes to Consolidated Financial Statements for further details on long term debt and notes payable.

Swap agreements

In October 2013, the Company entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covered approximately $2.4 million in debt, commenced October 17, 2013 and was scheduled to mature on October 1, 2018. The swap agreement fixed our interest rate at 4.74%. The swap was settled for $15.0 thousand during 2015.

Critical Accounting Policies

In preparing financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We believe that we consistently apply judgments and estimates and that such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on our statement of operations and financial condition. Our significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies in the accompanying Notes to Consolidated Financial Statements. Critical accounting policies, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

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

Inventory

Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, and scrap metals and are valued at the lower of average purchased cost or market using the specific identification method based on individual scrap commodities. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of inventory. We record the loss in cost of sales in the period during which we identified the loss. Prices of commodities we own may be volatile. We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

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

Valuation of long-lived assets

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

We recognize uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC.  The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We have no liability for uncertain tax positions recognized as of December 31, 2015 and 2014.

See also Note 7 - Income Taxes in the accompanying Notes to Consolidated Financial Statements for additional information regarding income taxes and related assets.

Stock Incentive Plan

We have a Long Term incentive Plan adopted in 2009 under which we may grant equity awards for up to 2.4 million shares of common stock, which are reserved by the board of directors for issuance of equity awards. We account for this plan based on FASB’s authoritative guidance titled "ASC Topic 718 - Compensation - Stock Compensation." We recognize share-based compensation expense for the fair value of the awards, as estimated using the Modified Black-Scholes-Merton Model, on the date granted on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. We estimate forfeitures at the date of grant based on our historical experience and future expectations. Under the plan, the maximum term of an option is five years.
Results of Operations
Prior year balances have been recast to reflect the sale of the Company’s Waste Services Segment in the fourth quarter of 2015 in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20-55 within discontinued operations. Results of discontinued operations are excluded from the accompanying results of operations for all periods presented, unless otherwise noted. See Note 15 - Discontinued Operations in the accompanying Notes to Consolidated Financial Statements.

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

Year ended December 31,	2015	2014
Consolidated Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	110.5%	101.3%
Selling, general and administrative expenses	8.4%	5.8%
Loss before other income (expense)	(18.9)%	(7.2)%

The 9.2% increase in cost of sales as a percentage of revenue in 2015 as compared to 2014 is partially due to a fixed asset impairment charge of $0.6 million recorded in 2015 due to the May 2015 warm idle of the shredder. However, the primary driver of the increase relates to margin compression the Company faced in 2015 as the ferrous market, and to a lesser extent the nonferrous market, prices declined substantially during 2015.

Selling, general and administration expenses decreased by $2.6 million in 2015 as compared to 2014, mainly due to a decrease in stock option expense of $2.3 million. However, selling, general and administrative expenses as a percentage of revenue in 2015 as compared to 2014 increased 2.6%. This increase is mainly due to substantially lower revenues associated with falling metal prices and the May 2015 warm idle of the shredder.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in other accumulated comprehensive loss for our derivative instruments are recorded net of the related income tax effects. Refer to Note 1 – Summary of Significant Accounting Policies - Derivative and Hedging Activities in the accompanying Notes to Consolidated Financial Statements for additional information about our derivative instruments.

The following table gives further detail regarding the composition of other accumulated comprehensive income (loss) at December 31, 2015 and 2014.

Total accumulated other comprehensive loss as of 12/31/14	$(10)
Unrealized loss on derivative instruments during 2015	(5)
Amounts reclassified from accumulated other comprehensive income during 2015	15
Total accumulated other comprehensive loss as of 12/31/15	$—

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Total revenue decreased $63.9 million or 58.0% to $46.2 million in 2015 compared to $110.1 million in 2014. This decrease was primarily due to the May 2015 warm idling of the Company's shredder operations and the significant decrease in metal commodity prices. Disruptions during late 2014 and early 2015 in the worldwide demand for finished goods metals led to a significant decline in metal commodity prices. This decrease in metal commodity prices also led to significantly lower scrap metal volumes, thereby further reducing revenue. Revenue from the Company's shredder operations were $11.9 million for the year ended December 31, 2015 and $53.6 million for the year ended December 31, 2014, a decrease of $41.7 million. The remaining decrease was primarily due to lower commodity prices and lower sales volume.

The Company experienced a decrease in nonferrous material shipments of 9.2 million pounds, or 22.0%, along with a decrease in the average selling price of nonferrous material of $0.28 per pound, or 24.9%, for the year ended December 31, 2015 compared to the year ended December 31, 2014. This was partially offset by an increase in ferrous material shipments of 11,410 tons, or 30.2%, from 2014 to 2015. This increase in ferrous material shipments was primarily a result of the May 2015 warm idle of the Company's shredder operations which led to materials previously sold and classified as shredder shipments being accounted for through the ferrous operations. For the year ended December 31, 2015 compared to the year ended December 31, 2014, the Company experienced a decrease in the average selling price of ferrous material of $179.63 per gross ton, or 49.4%.

Total cost of sales decreased $60.5 million or 54.3% to $51.0 million in 2015 compared to $111.5 million in 2014. This decrease was primarily due to a decrease in the volume of shipments and the overall price for all commodities shipped for ferrous and nonferrous in 2015 compared to 2014, as well as the May 2015 warm idle of the shredder.

Other notable decreases in the cost of sales include the following:

•	a decrease of $1.5 million in direct labor costs, employment taxes and fees, and insurance due to fewer average employees on the weekly payroll in 2015 as compared to 2014;

•	a decrease of $0.3 million in repairs and maintenance expense; and

•	a decrease of $0.5 million in fuel and lubricants.
In 2015, we incurred a lower of cost or market inventory write-down of $1.3 million, or 2.8% of revenue. In 2014, we incurred a lower of cost or market inventory write-down of $1.9 million, or 1.7% of revenue. Additionally, in 2015, we incurred a $0.6 million lower-of-cost fixed asset write down. Management spent much of 2014 and early 2015 working to assess the Company's automobile shredder residue ("ASR") process. Significant process and strategy changes associated with the ASR process have been made. These changes, combined with the significant metals market decrease experienced in late 2014 and through 2015, caused management to also perform a lower of cost-or-market assessment on fixed assets, which led to the above noted fixed asset write down. See Note 1 - Summary of Significant Accounting Policies - Inventories in the accompanying Notes to Consolidated Financial Statements for additional information.

Selling, general and administrative ("SG&A") expenses decreased $2.6 million or 39.7% to $3.9 million in 2015 compared to $6.4 million in 2014. The decrease in SG&A expenses was primarily due to the following:

•	a decrease in stock option expense of $2.3 million primarily relating to the Algar stock option agreement entered into in 2013; and

•	a decrease in bonus expense to Algar of $0.4 million.
These decreases were partially offset by an increase in management fee, directors’ fees and consulting fees of $0.2 million.
As a percentage of total revenue, selling, general and administrative expenses were 8.4% in 2015 compared to 5.8% in 2014. This increase is a result of the significant revenue decrease from 2014 to 2015.

Interest expense decreased $0.2 million or 18.1% to $0.7 million in 2015 compared to $0.8 million in 2014 due to lower levels of debt held in 2015 as compared to 2014. The decrease in debt relates to principal payments made on existing debt in 2015 and holding a lower balance on the revolving credit facility with lenders in 2015 as compared to 2014.

Other income was $27.0 thousand in 2015 compared to $8.6 thousand in 2014, an increase of $18.4 thousand, as outlined in the table below describing the significant components for each year.
Significant components of other income (expense), in thousands, were as follows:

	Fiscal Year Ended December 31,
Description Other Income (Expense)	2015	2014
Income from settlements	$34.0	$—
Other	(7.0)	8.6
Total other income, net	$27.0	$8.6

The income tax expense decreased $25.0 thousand to a tax provision of $13.0 thousand in 2015 compared to a tax expense of $38.0 thousand in 2014. The effective tax rates, including the intangible impairment losses and the deferred tax asset valuation allowance, in 2015 and 2014 were (0.1)% and (0.4)%, respectively, based on federal and state statutory rates.

Financial Condition at December 31, 2015 compared to December 31, 2014

Cash and cash equivalents decreased $0.4 million to $0.6 million as of December 31, 2015 compared to $1.1 million as of December 31, 2014.

We generated net cash from operating activities of $5.0 million for the year ended December 31, 2015. The change in net cash from operating activities is adversely impacted by a net loss of $9.1 million. The change in net cash from operating activities is positively impacted by the Company's depreciation and amortization of $2.4 million, inventory write-down of $1.3 million, along with changes in accounts receivable and inventory of $7.3 million and $2.0 million, respectively.

Inventory balances are affected additionally by the timing of shipments, receipts and payments throughout the period. Accounts receivable and payable balances are also affected by the timing of shipments, receipts and payments throughout the period. Further, the significant metals market price decrease experienced in late 2014 and through 2015 resulted in a decrease in the Company's volume as noted above, which in turn, led to a decrease in accounts receivable and inventory.

We generated net cash from investing activities of $2.1 million for the year ended December 31, 2015 primarily a result of $2.1 million in proceeds from the sale of property and equipment during 2015.

Net cash used in financing activities was $16.0 million in the year ended December 31, 2015. During 2015, we made payments on debt obligations of $16.3 million and received $0.4 million in new borrowings. There were no cash dividends paid or common stock repurchases in 2015 or 2014.

The results of the sale of the Waste Services Segment are shown in the cash flows from discontinued operations section of the statement of cash flows. The net cash provided by operating activities included net income from discontinued operations of $7.3 million offset by a gain on the sale of the business in the amount of $6.0 million. We generated net cash from investing activities of $6.6 million, which was primarily a result of proceeds from the sale of the Waste Services Segment of $7.0 million, offset by purchases of property and equipment of $432.0 thousand.

Trade accounts receivable after allowances for doubtful accounts decreased $7.3 million or 81.3% to $1.7 million as of December 31, 2015 compared to $8.9 million as of December 31, 2014 due to the receipt of customer payments and a decrease in the volume of shipments of ferrous, nonferrous, and stainless steel material during 2015. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.

Inventories at 2015 consist principally of ferrous and nonferrous scrap materials. We value inventory at the lower of cost or market. Inventory decreased $4.3 million or 64.2% to $2.4 million as of December 31, 2015 compared to $6.7 million as of December 31, 2014. This decrease was primarily due to the May 2015 warm idling of the Company's shredder operations and a lower of cost or market write-down of $1.3 million primarily related to shredder operations inventory items.

Inventories, in thousands, as of December 31, 2015 and December 31, 2014 consisted of the following:

	2015	2014
Ferrous, and non-ferrous materials	$2,407	$5,347
Other	3	11
Total inventories for sale	2,410	5,358
Replacement parts	—	1,371
Total inventories	$2,410	$6,729

As of December 31, 2015, ferrous inventory consisted of 7.4 thousand gross tons at a unit cost, including processing costs, of $85.06 per gross ton. As of December 31, 2014, ferrous inventory consisted of 20.3 thousand gross tons at a unit cost, including processing costs, of $154.75 per gross ton. As of December 31, 2015, nonferrous inventory consisted of 2.2 million pounds with a unit cost, including processing costs, of $0.66 per pound. As of December 31, 2014, nonferrous inventory consisted of 2.3 million pounds at a unit cost, including processing costs, of $0.96 per pound.
For the year ended December 31, 2014, replacement parts included in inventory were expensed over a one-year life when placed in service and were used by the Company within the one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. As of December 31, 2015, due to the idling of the shredder the Company has reclassified the replacement parts inventory to long term property and equipment. Other inventory includes fuel.
We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Management spent much of 2014 and early 2015 working to assess the Company's automobile shredder residue ("ASR") process. Significant process and strategy changes associated with the ASR process have been made, including the May 2015 warm idle of the shredder. These changes, combined with the significant metals market reduction in demand and prices experienced in late 2014 and through 2015, caused management to perform a lower of cost-or-market assessment which resulted in inventory write-downs of $1.3 million and $1.9 million for the years of December 31, 2015 and 2014, respectively.

Inventory aging for the period ended December 31, 2015 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$2,014	$107	$74	$212	$2,407
Other	3	—	—	—	3
Total	$2,017	$107	$74	$212	$2,410

Inventory aging for the period ended December 31, 2014 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$3,804	$250	$394	$899	$5,347
Replacement parts	1,371	—	—	—	1,371
Other		—	1	10	11
Total	$5,175	$250	$395	$909	$6,729

Inventory in the "Over 90 days" category decreased by $0.7 million from December 31, 2014 to December 31, 2015. This decrease was primarily due to the May 2015 warm idling of the Company's shredder operations and a lower of cost or market write-down of $1.3 million primarily related to shredder operations inventory items. The December 31, 2015 balance of $0.2 million is spread across various small items.

Accounts payable trade decreased $0.5 million or 17.9% to $2.2 million as of December 31, 2015 compared to $2.6 million as of December 31, 2014. This decrease was primarily due to the significant metals market decrease experienced in late 2014 and through 2015. Our accounts payable payment policy in the Recycling Segment is consistent between years. In general, the timing of payments made to our vendors will also affect the accounts payable balance.

Working capital increased $3.2 million to $0.8 million as of December 31, 2015 compared to $(2.4) million as of December 31, 2014. The following positive contributors were noted:

•	a decrease in current maturities of long-term debt of $15.9 million; and

•	a decrease in accounts payable of $0.5 million.
Offset by the following:

•	a decrease in cash of $0.4 million;

•	a decrease in net accounts receivable of $7.3 million;

•	a decrease in related party receivable of $0.2 million;

•	a decrease in inventories of $4.3 million;

•	a decrease of $0.4 million in prepaid expenses and other current assets; and

•	an increase in related party payables of $0.3 million.

Contractual Obligations
The following table provides information with respect to our known contractual obligations for the year ended December 31, 2015:

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Obligation Description
Long-term debt obligations	$20	$20	$—	$—	$—
Operating lease obligations	3,000	1,168	1,546	286	—
Deposit from related party	500	500	—	—	—
Total	$3,520	$1,688	$1,546	$286	$—

Inflation and Prevailing Economic Conditions
To date, inflation has not and is not expected to have a significant impact on our operation in the near term. We have no long-term fixed-price contracts and we believe we will be able to pass through most cost increases resulting from inflation to our customers. We are susceptible to the cyclical nature of the commodity business. In late 2014 and during 2015, the metal commodity markets experienced significant disruptions. The Company addressed these conditions through actions that are described Part 1, Item 1. in this Form 10-K.
Fluctuating commodity prices affect market risk in our Recycling Segment. We mitigate the risk by selling our product on a monthly contract basis. Each month we negotiate selling prices for all commodities. Based on these monthly agreements, we determine purchase prices based on a margin needed to cover processing and administrative expenses.
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
Impact of Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company has not yet assessed the impact of the adoption of ASU 2014-09 on its Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company expects no impact from the adoption of ASU 2014-15 on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. Early application is permitted, and upon adoption, ASU 2015-03 should be applied on a retrospective basis. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The Company does not expect the standard to have a material impact on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
N/A - Not required for smaller reporting companies.

Item 8.	Financial Statements and Supplementary Data.
Our consolidated financial statements required to be included in this Item 8 are set forth in Item 15 of this report and incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.

(a)	Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2015, and concluded that such internal control over financial reporting was effective as of December 31, 2015.

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

There were no changes in ISA’s internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

Item 9B.	Other Information.

On March 25, 2016, our Compensation Committee granted 32.0 thousand restricted stock units (“RSUs”) to Todd L. Phillips, the Company’s Chief Financial Officer (the “CFO”), under the Industrial Services of America, Inc. 2009 Long Term Incentive Plan (the “Plan”) pursuant to a Restricted Stock Unit Grant Agreement (the “RSU Agreement”). Each RSU vests on March 31, 2016 and represents the right to receive one share of the Company’s common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan. The RSUs were granted to the CFO in lieu of other compensation and as partial payment of the CFO’s bonus related to certain milestone accomplishments during 2015 and early 2016. The RSU Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.39. The RSUs have been, and the shares of common stock underlying the RSUs will be, issued in reliance on the exemption from registration provided under Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving any public offering. In addition, the securities were not offered pursuant to a general solicitation, no underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith.

Further, on March 25, 2016, the Company entered into a Retention Agreement with the CFO whereby the CFO will receive a cash retention bonus of $100.0 thousand if he remains employed with the Company as of December 31, 2016, and a cash retention bonus of $125.0 thousand if he remains employed with the Company as of December 31, 2017, subject to the terms and conditions set forth in the Retention Agreement. The Retention Agreement is attached to this Annual Report on Form 10-K as Exhibit 10.40.

Additionally, the Company plans to submit a proposal to the shareholders to approve a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange, if approved by the shareholders, would allow the Company to cancel 170.0 thousand stock options previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO. The Company expects to seek shareholder approval for the stock option exchange (repricing) of the CFO’s options at the Company’s next annual meeting of shareholders.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance. *

Item 11.	Executive Compensation *

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. *

Item 13.	Certain Relationships and Related Transactions, and Director Independence. *

Item 14.	Principal Accountant Fees and Services. *
* The information required by Items 10, 11, 12, 13 and 14 is or will be set forth in the definitive proxy statement relating to the 2016 Annual Meeting of Shareholders of ISA which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after ISA’s year end for the year covered by this report under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Consolidated Financial Statement Schedules.

(a)(1) The following consolidated financial statements of Industrial Services of America, Inc. are filed as a part of this report:
Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-2

Consolidated Statements of Operations for the years ended December 31, 2015 and 2014	F-4

Consolidated Statements of Comprehensive Income for the years ended December 31, 2015 and 2014	F-5

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015 and 2014	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014	F-7

Notes to Consolidated Financial Statements	F-8
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

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:	March 25, 2016	By :	/s/ Orson Oliver

Orson Oliver, Chairman of the Board and Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Orson Oliver	Chairman of the Board and Interim Chief Executive Officer	March 25, 2016
Orson Oliver	(Principal Executive Officer)

/s/ Todd Phillips	Chief Financial Officer	March 25, 2016
Todd Phillips	(Principal Financial and Accounting Officer)

/s/ Albert Cozzi	Director	March 25, 2016
Albert Cozzi

/s/ Sean Garber	Director, President	March 25, 2016
Sean Garber

/s/ Ronald Strecker	Director	March 25, 2016
Ronald Strecker

/s/ Vince Tyra	Director	March 25, 2016
Vince Tyra

/s/ William Yarmuth	Director	March 25, 2016
William Yarmuth

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

2.1	**
Asset Purchase Agreement dated as of December 4, 2015, by and among Industrial Services of America, Inc., WESSCO, LLC, and Compactor Rentals of America, LLC. (Attachments and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Industrial Services of America, Inc. hereby undertakes to furnish supplementally copies of any of the omitted attachments and schedules upon request by the U.S. Securities and Exchange Commission.) (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated December 4, 2015) (File No. 0-20979).

3.1	**
Industrial Services of America, Inc. Amended and Restated Articles of Incorporation are incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 0-20979).

3.2	**	Amended and Restated By-laws of ISA, dated March 3, 2016. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 3, 2016) (File No. 0-20979).

4.1	**
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

10.3	**
Form of Stock Option Agreement issued in connection with the 2009 Long Term Incentive Plan is incorporated by reference herein to Exhibit 10.57 of ISA's Report on Form 10-K, as filed on April 1, 2013 (File No. 0-20979).*

10.4	**
Promissory Note, dated October 15, 2013, by and between WESSCO, LLC and The Bank of Kentucky, Inc. in the amount of $3,000,000 payable to The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on October 21, 2013 (File No. 0-20979).

10.5	**
Promissory Note, dated October 15, 2013, by and between WESSCO, LLC and The Bank of Kentucky, Inc. in the amount of $1,000,000 payable to The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.2 of the Company's Report on Form 8-K, as filed on October 21, 2013 (File No. 0-20979).

10.6	**
Security Agreement, dated as of October 15, 2013, by and among WESSCO, LLC and The Bank of Kentucky, Inc. is incorporated by reference herein to Exhibit 10.3 of the Company's Report on Form 8-K, as filed on October 21, 2013 (File No. 0-20979).

Exhibit Number		Description of Exhibits

10.7	**
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

10.10	**
Management Services Agreement dated as of December 1, 2013, between the Company and Algar, Inc., including the Stock Option Agreement attached thereto as Attachment A is incorporated by reference herein to Exhibit 10.1 of the Company's Report on Form 8-K, as filed on December 4, 2013 (File No. 0-20979).*

10.11	**
Swap Confirmation, dated October 17, 2013, between WESSCO, LLC and The Bank of Kentucky, Inc. in the notional amount of $3,000,000 (incorporated by reference to Exhibit 10.68 to the Company's Annual Report on Form 10-K, for the year ended December 31, 2013) ( (File No. 0-20979).

10.12	**
Director Designation Agreement dated as of June 13, 2014 between the Company and Recycling Capital Partners, LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979).

10.13	**
Credit Agreement dated as of June 13, 2014 between the Company and Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979).

10.14	**
Revolving Promissory Note dated as of June 13, 2014 by Industrial Services of America, Inc. in favor of Wells Fargo Bank, National Association. (incorporated by reference to Exhibit 10.3 of the Company’s Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979).

10.15	**
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
Securities Purchase Agreement dated December 31, 2014 between the Company and Todd L. Phillips. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014) (File No. 0-20979). *

10.19	**
Executive Employment Agreement dated December 31, 2014 between the Company and Todd L. Phillips. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014) (File No. 0-20979). *

Exhibit Number		Description of Exhibits

10.20	**
Stock Option Agreement dated December 31, 2014 between the Company and Todd L. Phillips. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014) (File No. 0-20979). *

10.21	**
Stock Option Agreement dated January 2, 2015 between the Company and Todd L. Phillips. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated December 31, 2014) (File No. 0-20979). *

10.22	**
Promissory Note, dated January 15, 2015, between WESSCO, LLC and The Bank of Kentucky, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 15, 2015) (File No. 0-20979).

10.23	**
First Amendment to Credit Agreement, dated January 15, 2015 among the Company, its subsidiaries, and Wells Fargo Bank. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 15, 2015) (File No. 0-20979).

10.24	**
Amended and Restated Subordination Agreement, dated January 15, 2015, between WESSCO, LLC and The Bank of Kentucky. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated January 15, 2015) (File No. 0-20979).

10.25	**
Security Agreement, dated January 15, 2015 between WESSCO, LLC and The Bank of Kentucky, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated January 15, 2015) (File No. 0-20979).

10.26	**
Guaranty of Payment, dated January 15, 2015, between the Company and The Bank of Kentucky, Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated January 15, 2015) (File No. 0-20979).

10.27	**
Offer to Purchase Real Estate dated April 30, 2015 from LK Property Investments, LLC to ISA Real Estate LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 30, 2015) (File No. 0-20979).

10.28	**
Lease Agreement dated April 30, 2015 by and between Industrial Services of America, Inc. and LK Property Investments, LLC. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 30, 2015) (File No. 0-20979).

10.29	**
Stock Purchase Agreement, dated as of August 5, 2015, between Industrial Services of America, Inc. and Algar, Inc. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated August 5, 2015) (File No. 0-20979). *

10.30	**
Forbearance Agreement and Third Amendment to Credit Agreement, dated November 6, 2015, between the Company, certain of its subsidiaries and Wells Fargo Bank, National Association. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 6, 2015) (File No. 0-20979).

10.31	**
Loan and Security Agreement dated as of February 29, 2016 between the Company, its subsidiaries and MidCap Business Credit LLC. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 29, 2016) (File No. 0-20979).

10.32	**
Revolving Note made by the Company to the order of MidCap Business Credit LLC in face principal amount of $6,000,000. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 29, 2016) (File No. 0-20979).

10.33	**
Pledge and Security Agreement dated as of February 29, 2016 between the Company, its subsidiaries and MidCap Business Credit LLC. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 29, 2016) (File No. 0-20979).

Exhibit Number		Description of Exhibits

10.34	**
Guaranty and Suretyship Agreement of the Company’s subsidiaries as guarantors for the benefit of MidCap Business Credit LLC. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 29, 2016) (File No. 0-20979).

10.35		Term Note, date February 29, 2016, issued by the Company to K&R, LLC.

10.36		Term Note, date February 29, 2016, issued by the Company to 7100 Grade Lane, LLC.

10.37		Intercreditor and Subordination Agreement, dated February 29, 2016, among the Company and K&R, LLC for the benefit of MidCap Business Credit LLC.

10.38		Intercreditor and Subordination Agreement, dated February 29, 2016, among the Company and 7100 Grade Lane, LLC for the benefit of MidCap Business Credit LLC.

10.39		Restricted Stock Unit Grant Agreement, dated March 25, 2016, between the Company and Todd L. Phillips.*

10.40		Retention Agreement, dated March 25, 2016, between the Company and Todd L. Phillips.*

11		Statement of Computation of Earnings Per Share (See Note 9 in the accompanying Notes to Consolidated Financial Statements).

21		List of subsidiaries of Industrial Services of America, Inc.

31.1		Rule 13a-14(a) Certification of Orson Oliver for the Form 10-K for the year ended December 31, 2015.

31.2		Rule 13a-14(a) Certification of Todd Phillips for the Form 10-K for the year ended December 31, 2015.

32.1		Section 1350 Certification of Orson Oliver and Todd Phillips for the Form 10-K for the year ended December 31, 2015.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Document

101.DEF		XBRL Taxonomy Extension Definitions Document

101.LAB		XBRL Taxonomy Extension Labels Document

101.PRE		XBRL Taxonomy Extension Presentation Document
*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(b)(10)(iii) of Regulation S-K.
**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Industrial Services of America, Inc. and Subsidiaries
Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Mountjoy Chilton Medley LLP
/s/ Mountjoy Chilton Medley LLP
Louisville, Kentucky
March 25, 2016

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$642	$1,059
Income tax receivable	14	—
Accounts receivable – trade (after allowance for doubtful accounts of $35.0 thousand and $100.0 thousand in 2015 and 2014, respectively) (Note 1)	1,669	8,947
Receivables from related parties (Note 10)	208	409
Inventories (Note 1)	2,410	6,729
Prepaid expenses and other current assets	160	535
Assets held for sale, current (Note 15)	—	1,183
Total current assets	5,103	18,862
Net property and equipment (Note 1)	14,152	17,563
Other assets
Deferred income taxes (Note 7)	97	97
Assets held for sale, non-current (Note 15)	—	1,191
Other non-current assets	82	77
Total other assets	179	1,365
Total assets	$19,434	$37,790

See accompanying notes to consolidated financial statements.	F-2

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014

	2015	2014
LIABILITIES AND SHAREHOLDERS’ EQUITY	(in thousands)
Current liabilities
Current maturities of long-term debt (Note 3)	$20	$15,911
Bank overdrafts	—	79
Accounts payable	2,152	2,622
Income tax payable	—	27
Interest rate swap agreement liability (Note 1)	—	10
Payable to related parties (Note 10)	1,922	1,640
Liabilities held for sale, current (Note 15)	—	868
Other current liabilities	194	128
Total current liabilities	4,288	21,285
Long-term liabilities
Long-term debt, net of current maturities (Note 3)	—	—
Total long-term liabilities	—	—
Shareholders’ equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2015 and 2014; 8,049,622 shares issued in 2015 and 2014; 8,018,932 and 7,956,410 shares outstanding in 2015 and 2014, respectively	27	27
Additional paid-in capital	23,555	23,249
Stock warrants outstanding	1,025	1,025
Retained (losses) earnings	(9,417)	(7,652)
Accumulated other comprehensive loss	—	(10)
Treasury stock at cost, 30,690 and 93,212 shares in 2015 and 2014, respectively	(44)	(134)
Total shareholders’ equity	15,146	16,505
Total liabilities and shareholders’ equity	$19,434	$37,790

See accompanying notes to consolidated financial statements.	F-3

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2015 and 2014

	2015	2014
	(in thousands, except per share information)
Revenue from product sales	$46,180	$110,091
Total revenue	46,180	110,091
Cost of sales for product sales	49,105	109,624
Impairment loss, property and equipment	637	—
Inventory adjustment for lower of cost or market (Note 1)	1,283	1,911
Total cost of sales	51,025	111,535
Selling, general, and administrative expenses	3,879	6,438
Total selling, general and administrative expenses	3,879	6,438
Loss before other income (expense)	(8,724)	(7,882)
Other income (expense)
Interest expense, including loan fee amortization	(695)	(849)
Gain on sale of assets	320	74
Other income	27	9
Total other expense	(348)	(766)
Loss before income taxes	(9,072)	(8,648)
Income tax provision (Note 7)	13	38
Net loss from continuing operations	(9,085)	(8,686)
Income from discontinued operations, net of tax, including gain of $6.0 million in 2015	$7,320	$1,413
Net Loss	$(1,765)	$(7,273)

Net income (loss) per share of common stock:
Basic:
Continuing operations	$(1.14)	$(1.15)
Discontinued operations	$0.92	$0.19
Diluted:
Continuing operations	$(1.14)	$(1.15)
Discontinued operations	$0.92	$0.19

See accompanying notes to consolidated financial statements.	F-4

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2015 and 2014

	2015	2014
	(in thousands)
Net loss	$(1,765)	$(7,273)

Other comprehensive income:
Unrealized (loss) gain on derivative instruments	(5)	61
Amounts reclassified from accumulated other comprehensive income	15	—

Comprehensive loss	$(1,755)	$(7,212)

See accompanying notes to consolidated financial statements.	F-5

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years ended December 31, 2015 and 2014
(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Stock Warrants	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock
	Shares	Amount					Shares	Cost	Total
Balance as of December 31, 2013	7,192,479	$24	$18,649	—	$(379)	$(71)	(123,212)	(177)	$18,046
Common stock and warrants	857,143	3	1,952	1,025	—	—	30,000	43	3,023
Unrealized gain on derivative instruments	—	—	—	—	—	61	—	—	61
Stock option compensation	—	—	2,591	—	—	—	—	—	2,591
Common shares granted	—	—	57	—	—	—	—	—	57
Net loss	—	—	—	—	(7,273)	—	—	—	(7,273)
Balance as of December 31, 2014	8,049,622	$27	$23,249	$1,025	$(7,652)	$(10)	(93,212)	$(134)	$16,505
Common stock	—	—	99	—	—	—	62,522	90	189
Unrealized gain on derivative instruments	—	—	—	—	—	(5)	—	—	(5)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	15	—	—	15
Stock option compensation	—	—	207	—	—	—	—	—	207
Net loss	—	—	—	—	(1,765)	—	—	—	(1,765)
Balance as of December 31, 2015	8,049,622	$27	$23,555	$1,025	$(9,417)	$—	(30,690)	$(44)	$15,146

See accompanying notes to consolidated financial statements.	F-6

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2015 and 2014

	2015	2014
	(in thousands)
Cash flows from operating activities
Net loss from continuing operations	$(9,085)	$(8,686)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,354	2,683
Inventory write-down	1,283	1,911
Stock option expense	207	2,516
Impairment loss, property and equipment	637	—
Gain on sale of property and equipment	(320)	(74)
Amortization of loan fees included in interest expense	242	73
Change in assets and liabilities
Receivables	7,278	1,233
Receivables from related parties	201	(19)
Inventories	2,029	88
Income tax receivable/payable	(41)	34
Other assets	128	(460)
Accounts payable	(470)	(2,712)
Payables to related parties	521	1,110
Other current liabilities	66	(128)
Net cash from (used in) operating activities	5,030	(2,431)
Cash flows from investing activities
Proceeds from sale of property and equipment	2,117	82
Purchases of property and equipment	(21)	(45)
Net cash from investing activities	2,096	37
Cash flows from financing activities
Loan fees capitalized	—	(245)
Proceeds from sale of common stock and warrants, net	—	3,063
Change in bank overdrafts	(79)	(515)
Proceeds from long-term debt	362	12,500
Payments on long-term debt	(16,253)	(14,481)
Net cash (used in) from financing activities	(15,970)	322
Cash flows from discontinued operations
Net cash provided by operating activities	1,783	1,832
Net cash provided by investing activities	6,644	(290)
Net cash from discontinued operations	8,427	1,542
Net change in cash and cash equivalents	(417)	(530)
Cash and cash equivalents at beginning of year	1,059	1,589
Cash and cash equivalents at end of year	$642	$1,059

Supplemental disclosure of cash flow information:
Cash paid for interest	$532	$838
Tax refunds received	2	2
Cash paid for income taxes	58	6
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in equipment purchases accrual	$(30)	$30
Common stock issued in exchange for a reduction of accrued but unpaid bonus compensation	189	—
Real estate sale proceeds used to offset accrued but unpaid bonus compensation	50	—

See accompanying notes to consolidated financial statements.	F-7

INDUSTRIAL SERVICES OF AMERICA, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Business: Industrial Services of America, Inc. (a Florida corporation) and its subsidiaries ("ISA" or the "Company") purchases and sells ferrous and nonferrous materials at its four Kentucky and Indiana locations. Additionally, ISA operates its Pick.Pull.Save used automobile parts yard. All of these activities operate under the Company's Recycling Segment. During 2015, ISA sold substantially all of its Waste Services Segment assets. See Note 15 - Discontinued Operations for further information. Accordingly, as of December 4, 2015, the Company's operations are solely in the Recycling Segment. Through the Waste Services Segment ("Waste Services" - see Segment information at Note 11), ISA provided products and services to meet the waste management needs of its customers related to ferrous, non-ferrous and corrugated scrap recycling, management services and waste equipment sales and rental. This segment maintained contracts with retail, commercial and industrial businesses to handle their waste disposal needs, primarily by subcontracting with commercial waste hauling and disposal companies. Each of our segments billed separately for its products or services. Generally, services and products were not bundled for sale to individual customers. The products or services had value to the customer on a standalone basis.

Discontinued Operations: Prior year financial statements have been recast to reflect the sale of the Company’s Waste Services Segment assets in the fourth quarter of 2015 in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20-55 within discontinued operations. Results of discontinued operations are excluded from the accompanying Notes to Consolidated Financial Statements for all periods presented, unless otherwise noted. See Note 15 - Discontinued Operations.

The Company's Response to 2015 Commodity Markets and Liquidity Conditions: During 2015, our average selling price decreased by 49.4% and 24.9% for ferrous and nonferrous material, respectively, compared to 2014. Due to these deteriorating metal commodity market conditions during 2015, ISA took significant steps to improve liquidity and pay down debt. These steps are described below.

On February 27, 2015, the Company closed on the sale of its Seymour, Indiana property. During 2014, ISA made the decision to move its Seymour, Indiana facility from a company-owned property to a leased property.  In conjunction with this decision, the Company signed an agreement to sell its Seymour facility in 2014.  This property was classified as property available for sale on the December 31, 2014 consolidated balance sheet in the amount of $398.0 thousand and was held within the Recycling Segment. Also, in conjunction with this decision, the Company signed a lease, effective December 1, 2014, to lease a facility in the Seymour area.  See Note 4 - Lease Commitments for further lease information and Note 10 - Related Party Transactions for further related party details. Proceeds were used to reduce debt and improve liquidity.

On April 30, 2015, LK Property Investments, LLC ("LK Property"), an entity principally owned by Daniel M. Rifkin, CEO of MetalX LLC ("MetalX"), (a related party) a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC ("RCP") (a related party) purchased a 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, KY from ISA Real Estate LLC., a wholly-owned subsidiary of the Company for a purchase price of $1.0 million. The Company realized a loss of $102.0 thousand from this sale. Also on April 30, 2015, the Company entered into a lease agreement with LK Property for a portion of the 4.4 acre parcel. See Note 4 - Lease Commitments for further lease details. Proceeds were used to reduce debt and improve liquidity.

On May 13, 2015, the Company announced the warm idle of the Company’s auto shredder. This action was in response to market conditions, primarily related to ferrous price volatility and lower ferrous volumes. Management will continue to monitor and analyze market conditions and to review the Company’s long-term options for its shredder and related downstream processing operation. The costs of idling were recognized in the 2015 financial statements. As a result of the continued operating losses from the shredder operations, management reviewed the carrying cost of the shredder, including the downstream processing system. The Company recognized an asset impairment charge of approximately $636.6 thousand related to the shredder’s downstream processing system. This charge is recorded in 2015 as an impairment charge on property and equipment within the cost of goods section in the accompanying consolidated statement of operations. As of the date of this report, the shredder

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

remains idled. The Company continues to depreciate the assets associated with the shredder. Working capital, which would otherwise have been utilized in operating the shredder, was used to reduce debt and improve liquidity.

On May 18, 2015, ISA Real Estate LLC agreed to sell to SG&D Ventures, LLC, an entity owned by shareholders of Algar, Inc. ("Algar"), including Sean Garber, the Company’s Vice Chairman of the Board and President, and the President of Algar, approximately 1-acre parcel of non-essential real estate, located at 7017 Grade Lane, Louisville, KY, for an aggregate purchase price equal to independent third-party appraisal amount of $350.0 thousand.  The purchase consideration consisted of $300.0 thousand in cash from the purchaser and a credit of $50.0 thousand against bonus compensation previously accrued but not paid to Algar as described in Note 10 - Related Party Transactions. This transaction closed on May 19, 2015. The gain on sale of this asset was $1.1 thousand. Proceeds were used to reduce debt and improve liquidity.
On November 6, 2015, the Company entered into a Forbearance Agreement and Third Amendment to Credit Agreement (the “Forbearance Agreement”) by and among the Company, certain of the Company’s subsidiaries, and Wells Fargo Bank, National Association ("Wells Fargo"). The Forbearance Agreement amended the Credit Agreement to reduce the Maximum Revolver Amount from $15 million to $5 million. The Forbearance Agreement also amended the Credit Agreement Maturity Date to March 15, 2016 from June 13, 2019. The Forbearance Agreement increased the interest rate on the outstanding indebtedness by approximately 100 basis points.

Pursuant to the terms of the Forbearance Agreement, Wells Fargo agreed that it would forbear, until the Forbearance Termination Date (as defined below), from exercising certain rights and remedies with respect to or arising out of the existence and continuation of certain stipulated events of default under the Credit Agreement between the loan parties and Wells Fargo (as amended by the First Amendment to Credit Agreement dated January 15, 2015, the Second Amendment to Credit Agreement dated January 22, 2015, and the Forbearance Agreement, the “Credit Agreement”).

Under the Forbearance Agreement, the Forbearance Termination Date was the earlier to occur of (i) Wells Fargo’s election following the failure of the Loan Parties to satisfy any of the Forbearance Conditions, and (ii) March 15, 2016.

On December 4, 2015, the Company and WESSCO, LLC, a wholly owned subsidiary of ISA ("WESSCO"), entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") with Compactor Rentals of America, LLC ("Compactor Rentals") pursuant to which the Company sold its “Waste Services Segment,” consisting of substantially all of the assets used in (i) the Company’s commercial, retail and industrial waste and recycling management services business which the Company operated under the name “Computerized Waste Systems” or “CWS,” and (ii) the Company’s equipment sales, rental and maintenance business for the commercial and industrial waste and recycling industry which the Company operated under the name “Waste Equipment Sales and Service Company".

The Company received cash consideration at closing of $7.5 million, less $150,000 retained by Compactor Rentals, which will be released to the Company or retained by Compactor Rentals in connection with any working capital adjustment. Compactor Rentals assumed certain liabilities relating to the Waste Services Segment, including but not limited to, current liabilities, warranty liabilities, and post-closing liabilities incurred in connection with transferred contracts.

The sale included substantially all of the assets of the Waste Services Segment including, but not limited to, current assets, accounts receivable, tangible personal property, certain leases, inventory, intellectual property, rights under transferred contracts, rights of action and all associated goodwill and other intangible assets associated with the transferred assets.

The Asset Purchase Agreement contains a restrictive covenant under which the Company is prohibited from competing with the Waste Services Segment for five years following the closing.

In connection with the closing of the transaction, the Company entered into a transition services agreement with Compactor Rentals, pursuant to which the Company will provide certain services to Compactor Rentals for up to six months following the closing.

See Note 15 - Discontinued Operations related to the sale of the Waste Services Segment.

The Company used the proceeds from the transaction to pay transaction expenses, to repay in full the Company’s outstanding indebtedness with Bank of Kentucky, Inc., ("KY Bank") and to repay in full ISA’s term loan from Wells Fargo.  The Company

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

also used the proceeds to pay all outstanding amounts on ISA’s $5.0 million revolving line of credit with Wells Fargo which remained available following the closing. As of December 31, 2015, the revolving line of credit had an amount outstanding of approximately $19.7 thousand.

On February 29, 2016, the Company entered into a Loan Agreement (the "2016 Loan") with MidCap Business Credit, LLC ("MidCap"). The 2016 Loan is secured by substantially all of the assets of the Company. Proceeds from this loan were used to pay transaction expenses and to pay off and close the remaining balance on the Wells Fargo revolving line of credit. See Note 3 - Long Term Debt and Notes Payable to Bank for further details. Following the MidCap transaction, the Company believes its liquidity is sufficient to meet projected needs for at least one year.

Revenue Recognition: ISA records revenue for its recycling operations upon delivery of the related materials. Revenue for the equipment sales divisions was recorded upon delivery of the equipment to the customer. The Company provided installation and training on all equipment and it charged these costs to the customer, recording revenue in the period the service was provided. The Company was the middleman in the sale of the equipment and not a manufacturer. Any warranty was the responsibility of the manufacturer and therefore no estimates were made for warranty obligations. Allowances for equipment returns were made on a case-by-case basis. Historically, returns of equipment were not material.

Our management services group provides our customers with evaluation, management, monitoring, auditing and cost reduction consulting of our customers’ non-hazardous solid waste removal activities. The Company recognizes revenue related to the management aspects of these services when it delivers the services. The Company records revenue related to this activity on a gross basis because the Company is ultimately responsible for service delivery, has discretion over the selection of the specific service provided and the amounts to be charged, and is directly obligated to the subcontractor for the services provided. ISA is an independent contractor. If the Company discovers that third party service providers have not performed, either by auditing of the service provider invoices or communications from our customers, then the service delivery dispute is resolved directly with the third party service supplier. Revenue from equipment rental is recognized monthly as earned. See Note 15 - Discontinued Operations for further details.

Fair Value of Financial Instruments: The Company estimates the fair value of our financial instruments using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, prepayments and other factors. Changes in assumptions or market conditions could significantly affect these estimates. As of December 31, 2015, the estimated fair value of our debt instruments approximated book value. The fair value of our debt approximates its carrying value because the majority of our debt bears a floating rate of interest based on the LIBOR rate. There is no readily available market by which to determine fair value of our fixed term debt; however, based on existing interest rates and prevailing rates as of each year end, the Company has determined that the fair value of our fixed rate debt approximates book value.

The Company carries certain of its financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of cash and cash equivalents and derivative instruments. Long-term debt is carried at cost, and the fair value is disclosed herein. In addition, the Company measures certain assets, such as long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with applicable accounting standards, the Company categorizes its financial assets and liabilities into the following fair value hierarchy:

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

When determining the fair value measurements for financial assets and liabilities carried at fair value on a recurring basis, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability. When possible, ISA looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets, and uses alternative valuation techniques to derive fair value measurements.

The Company uses the fair value methodology outlined in the related accounting standards to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2.

In accordance with this guidance, the following tables represent our fair value hierarchy for Level 1 and Level 2 financial instruments, in thousands, at December 31, 2015 and 2014:

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2015:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$642	$—	$—	$642
Liabilities
Long term debt	$—	$(20)	$—	$(20)

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
2014:	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents	$1,059	$—	$—	$1,059
Liabilities
Long term debt	$—	$(15,911)	$—	$(15,911)
Derivative contract - interest rate swap	—	(10)	—	(10)
We have had no transfers in or out of Levels 1 or 2 fair value measurements. We have had no activity in Level 3 fair value measurements for the years ended December 31, 2015 or 2014.
Estimates: In preparing the consolidated financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP"), management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates of realizability of deferred income tax assets and liabilities, estimates of inventory balances and values, and estimates of stock option and warrant values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of inventory and machinery and equipment, and other long-lived assets. Despite

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts, transactions and profits have been eliminated.
Reclassifications: We have reclassified certain items within the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements for the prior years and prior quarters in order to be comparable with the current presentation. These reclassifications had no effect on previously reported net loss or shareholders' equity.
Cash and Cash Equivalents: Cash and cash equivalents includes cash in banks with original maturities of three months or less. Cash and cash equivalents are stated at cost which approximates fair value, which in the opinion of management, are subject to an insignificant risk of loss in value. The Company maintains cash balances in excess of federally insured limits.
Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $35.0 thousand and $100.0 thousand at December 31, 2015 and 2014, respectively. Our determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, estimated settlement adjustments, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables nor do we normally require collateral for receivables. Potential credit losses from our significant customers could adversely affect our results of operations or financial condition. While we believe our allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact our future earnings. In general, we consider accounts receivable past due which are 30 to 60 days after the invoice date. We charge off losses to the allowance when we deem further collection efforts will not provide additional recoveries.
Major Customer: In 2014, the Company had sales to two major customers that totaled approximately 34.3% of its net sales for the year ended December 31, 2014. The accounts receivable balance related to these two major customers was $1.0 million as of December 31, 2014.
These customers were part of the stainless steel blending and shredder operations of our business. As a result of the Company's decision in the fourth quarter of 2013 to cease the activity in the stainless steel blending line of business, and due to the May 2015 warm idle of the shredder, the sales and accounts receivable balances for these two previously major customers were de minimis in 2015. Additionally, there were no customers as of December 31, 2015 with sales and accounts receivable that were greater than 10% of consolidated amounts.
Inventories: Our inventories primarily consist of ferrous and non-ferrous scrap metals, including stainless steel, and are valued at the lower of average purchased cost or market based on the specific scrap commodity. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other common industry methods. We recognize inventory impairment when the market value, based upon current market pricing, falls below recorded value or when the estimated volume (quantity) is less than the recorded volume of inventory. We record the loss in cost of sales in the period during which we identify a loss.
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
Management spent much of 2014 and early 2015 working to assess the Company's automobile shredder residue ("ASR") process. Significant process and strategy changes associated with the ASR process were made. These changes, combined with the significant metals market reduction in market demand and prices experienced in late 2014 and through 2015, caused management to perform a lower of cost-or-market assessment which resulted in inventory write-downs of approximately $1.3 million and $1.9 million for the years of December 31, 2015 and 2014, respectively.
Some commodities are in saleable condition at acquisition. We purchase these commodities in small amounts until we have a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be torched, shredded or baled. We do not have work-in-process inventory that needs to be manufactured to become finished goods. We include processing costs in inventory for all commodities by weight.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories as of December 31, 2015 and 2014 consist of the following:

	December 31, 2015
	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Ferrous and non-ferrous materials	$1,354	$649	$404	$2,407
Other	—	3	—	3
Total inventories	$1,354	$652	$404	$2,410

	December 31, 2014
	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Ferrous and non-ferrous materials	$3,827	$1,043	$477	$5,347
Other	—	11	—	11
Total inventories for sale	3,827	1,054	477	5,358
Replacement parts	1,371	—	—	1,371
Total inventories	$5,198	$1,054	$477	$6,729
For the year ended December 31, 2014, replacement parts included in inventory were depreciated over a one-year life when placed in service and were used by the Company within the one-year period as these parts wear out quickly due to the high-volume and intensity of the shredder function. As of December 31, 2015, due to the idling of the shredder, the Company has reclassified the replacement parts inventory to long term property and equipment. Other inventory includes fuel and baling wire.
Property and Equipment: Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property.
Property and equipment, in thousands, as of December 31, 2015 and 2014 consist of the following:

	Life	2015	2014
Land		$4,993	$5,745
Equipment and vehicles	1-10 years	25,363	25,181
Office equipment	1-7 years	1,624	2,057
Building and leasehold improvements	5-40 years	7,821	8,602
		$39,801	$41,585
Less accumulated depreciation		25,649	24,022
		$14,152	$17,563

Depreciation expense for the years ended December 31, 2015 and 2014 was $2.4 million and $2.7 million, respectively. Of the $2.4 million of depreciation expense recognized in 2015, $2.2 million was recorded in cost of sales, and $0.2 million was recorded in general and administrative expense. Of the $2.7 million of depreciation expense recognized in 2014, $2.4 million was recorded in cost of sales, and $0.3 million was recorded in general and administrative expense.
Certain Banking Expenses: The Company has included certain banking expenses relating to our loans and loan restructuring within interest expense. The loan fees amortization totaled $242.4 thousand and $72.9 thousand for the years ended December 31, 2015 and 2014, respectively. On November 6, 2015, the Company and Wells Fargo entered into a forbearance agreement that changed the maturity date of the debt related to these certain banking expenses to March 15, 2016. Additionally, on December

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

4, 2015 the Company paid in full a portion of the Wells Fargo debt related to these certain banking expenses. The Company adjusted the amortization period in 2015 for these certain banking expenses accordingly.

Shipping and Handling Fees and Costs: Shipping and handling charges incurred by the Company are included in cost of sales and shipping charges billed to the customer are included in revenues in the accompanying consolidated statements of operations.

Advertising Expense: Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was $2.4 thousand and $0.5 thousand for the years ended December 31, 2015 and 2014, respectively.
Derivative and Hedging Activities: The Company is exposed to market risk stemming from changes in metal commodity prices, and interest rates. In the normal course of business, the Company actively manages its exposure to interest rate risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. Derivative financial instruments currently used by us consist of interest rate swap contracts. Derivative financial instruments are accounted for under the provisions of the FASB's authoritative guidance titled “ASC 815 - Derivatives and Hedging.” Under these standards, derivatives are carried on the balance sheet at fair value. Our interest rate swaps are designated as a cash flow hedge, and the effective portions of changes in the fair value of the derivatives are recorded as a component of other comprehensive income or loss and are recognized in the statement of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in gain or loss on derivative liabilities. Cash flows related to derivatives are included in operating activities.
The Company does not enter into any interest rate swap derivative instruments for trading purposes. The Company recognizes as an adjustment to interest expense the differential paid or received on interest rate swaps. The change in the fair value of the interest rate swap, which is established as an effective hedge, is included in other comprehensive income. The Company includes the required disclosures for interest rate swaps in Note 3 – Long Term Debt and Notes Payable to Bank.
During 2015 and 2014, we did not use derivative instruments in the form of commodity hedges to assist in managing our commodity price risk. We do not enter into any commodity hedges for trading purposes. As of December 31, 2015, we do not have any interest rate swap instruments.
Income Taxes: Deferred income taxes are recorded to recognize the tax consequences on future years of differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as “temporary differences,” and for net operating loss carry-forwards subject to an ongoing assessment of realizability. Deferred income taxes are measured by applying current tax laws. The Company uses the deferral method of accounting for available state tax credits relating to the purchase of the shredder equipment.
The FASB has issued guidance, included in the ASC, related to the accounting for uncertainty in income taxes recognized in financial statements. The Company recognizes uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC.  The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. The Company has no liability for uncertain tax positions recognized as of December 31, 2015 and 2014.
As a policy, the Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expenses. The tax years 2012 through 2015 remain open to examination by the Internal Revenue Service and certain state taxing jurisdictions to which the Company is subject. See also Note 7 - Income Taxes for additional information relating to income taxes.
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accumulated Other Comprehensive Income (Loss): Comprehensive income (loss) is net income (loss) plus certain other items that are recorded directly to shareholders’ equity. Amounts included in accumulated other comprehensive loss for our derivative instruments are not recorded net of tax in 2014 due to the valuation allowance recorded. There are no amounts included in accumulated other comprehensive loss for derivative instruments in 2015. See Note 7 - Income Taxes for additional information relating to the valuation allowance.
Statement of Cash Flows: The statements of cash flows have been prepared using a definition of cash that includes deposits with original maturities of three months or less.
Stock Option Arrangements: The Company has a Long Term Incentive Plan adopted in 2009 ("LTIP") under which it may grant equity awards for up to 2.4 million shares of common stock, which are reserved by the Board of Directors for issuance of equity awards. The Company provides compensation benefits by granting stock options to employees and directors. The exercise price of each option is equal to the market price of our stock on the date of grant. The maximum term of the option is five years. The plan is accounted for based on FASB’s authoritative guidance titled "ASC 718 - Compensation - Stock Compensation." The Company recognizes share-based compensation expense for the fair value of the awards, on the date granted on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on our historical experience and future expectations. Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 between the Company and Algar (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1.5 million shares (in four tranches) of Company common stock (the "Algar Options") at an exercise price per share of $5.00. The Algar Options were not issued under the LTIP. The Company's shareholders approved the Algar Options on October 15, 2014.
The Company uses the Modified Black-Scholes-Merton option-pricing model to value the Company's stock options for each employee stock option award. The Company uses the Lattice-Based model to value the Company's stock options for the Algar Options due to market and performance conditions. See Note 12 - Share Based Compensation. Using these option pricing models, the fair value of each employee stock option award is estimated on the date of grant. Additionally, the fair value of the Algar Options is estimated at the end of each quarter for two of the tranches due to ongoing performance conditions. For the first two tranches, the performance conditions were met.
There are two significant inputs into the stock option pricing models: expected volatility and expected term. The Company estimates expected volatility based on traded option volatility of the Company's stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company's stock option plans and represents the period of time that stock option awards granted are expected to be outstanding.

The expected term assumption incorporates the contractual term of an option grant, as well as the vesting period of an award. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted. The assumptions used in calculating the fair value of stock-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and different assumptions are used, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from its estimate, the stock-based compensation expense could be significantly different from what was recorded in the current period.
Treasury shares or new shares are issued for exercised options. The Company does not expect to repurchase any additional shares within the following annual period to accommodate the exercise of outstanding stock options.
Under the LTIP, the Company may grant any of these types of awards: non-qualified and incentive stock options; stock appreciation rights; and other stock awards including stock units, restricted stock units, performance shares, performance units and restricted stock. The performance goals that the Company may use for such awards will be based on any one or more of the following performance measures: cash flow; earnings; earnings per share; market value added or economic value added; profits; return on assets; return on equity; return on investment; revenues; stock price; or total shareholder return.
The LTIP is administered by a committee selected by the Board, initially our Compensation Committee, and consisting of two or more outside members of the Board. The Committee may grant one or more awards to our employees, including our officers, our directors and consultants, and will determine the specific employees who will receive awards under the plan and the type and amount of any such awards. A participant who receives shares of stock awarded under the plan must hold those shares for six months before the participant may dispose of such shares.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

For determining the grant date fair value of performance-based stock awards granted under the LTIP, the Company has assumed that the performance targets for awards granted in a specific year will be achieved, and the Company has assumed that performance targets for future years will not be achieved. Based on these assumptions, the Company uses the closing per share stock price on the date the contract is signed to calculate award values for recording purposes. These calculated amounts reflect the aggregate grant date fair value of the stock awards computed in accordance with ASC Topic 718.
Subsequent Events: The Company has evaluated the period from December 31, 2015 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements and the following events were identified:
On February 29, 2016, the Company entered into a Loan Agreement with MidCap as more fully described above and in Note 3 - Long Term Debt and Notes Payable to Bank.
On February 29, 2016, the Company entered into an unsecured term note with K&R, LLC in the amount of $620.3 thousand and an unsecured term note with 7100 Grade Lane, LLC, in the amount of $883.8 thousand, both of which are related parties. Each term note has an interest rate of 5.00% and a maturity date of December 31, 2020. These notes replace amounts owed to K&R, LLC and 7100 Grade Lane, LLC of the same amounts. As of December 31, 2015, these amounts were shown as current related party liabilities. See Note 10 - Related Party Transactions for additional information.
On March 21, 2016, the Company paid Algar $171.0 thousand, which represented amounts owed to Algar for accounts payable and bonus payable. Subsequent to this payment, the remaining amount owed to Algar was $46.0 thousand solely related to bonus payable. Additionally, on March 21, 2016, Algar paid the Company $146.0 thousand, which represented all amounts owed to the Company through March 21, 2016. The Company's amounts due to and due from Algar as of December 31, 2015 are further discussed in Note 10 - Related Party Transactions.

On March 25, 2016, our Compensation Committee granted 32.0 thousand restricted stock units (“RSUs”) to Todd L. Phillips, the Company’s Chief Financial Officer (the “CFO”), under the Industrial Services of America, Inc. 2009 Long Term Incentive Plan (the “Plan”) pursuant to a Restricted Stock Unit Grant Agreement (the “RSU Agreement”). Each RSU vests on March 31, 2016 and represents the right to receive one share of the Company’s common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan. The RSUs were granted to the CFO in lieu of other compensation and as partial payment of the CFO’s bonus related to certain milestone accomplishments during 2015 and early 2016.

Further, on March 25, 2016, the Company entered into a Retention Agreement with the CFO whereby the CFO will receive a cash retention bonus of $100.0 thousand if he remains employed with the Company as of December 31, 2016, and a cash retention bonus of $125.0 thousand if he remains employed with the Company as of December 31, 2017, subject to the terms and conditions set forth in the Retention Agreement.

Additionally, the Company plans to submit a proposal to the shareholders to approve a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange, if approved by the shareholders, would allow the Company to cancel 170.0 thousand stock options previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO. The Company expects to seek shareholder approval for the stock option exchange (repricing) of the CFO’s options at the Company’s next annual meeting of shareholders.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company expects no impact from the adoption of ASU 2014-15 on our Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. Early application is permitted, and upon adoption, ASU 2015-03 should be applied on a retrospective basis. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. We do not expect the standard to have a material impact on our Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the assets leased to the lessee (“lessor”) largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Consolidated Financial Statements.

NOTE 2 - MANAGEMENT SERVICES AGREEMENT WITH ALGAR, INC.

On December 2, 2013, the Company and Algar entered into a Management Services Agreement (the “Management Agreement”).  Under the Management Agreement, Algar provides the Company with day-to-day senior executive level operating management services. Algar also provides business, financial, and organizational strategy and consulting services, as the Company’s board of directors may reasonably request from time to time.

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

Under the Management Agreement, Algar will be paid a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s pre-tax income during the term. See Note 10 - Related Party Transactions for discussion of amounts. The term

NOTE 2 - MANAGEMENT SERVICES AGREEMENT WITH ALGAR, INC. (Continued)

of the Management Agreement is effective December 1, 2013 and extends through December 31, 2016, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement.

Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 between the Company and Algar (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1.5 million shares of Company common stock at an exercise price per share of $5.00. The first 375.0 thousand share options vested and became exercisable on December 1, 2013. The second 375.0 thousand share options vested and became exercisable after the market price of our Common Stock reached $6.00 per share during 2014. The third 375.0 thousand share options vest and become exercisable only if and after the market price of our Common Stock reaches $8.00 per share or Company revenue following an acquisition increases by $90.0 million; these conditions have not been met as of December 31, 2015. The fourth 375.0 thousand share options vest and become exercisable only if and after the market price of our Common Stock reaches $9.00 per share or Company revenue following an acquisition increases by $120.0 million; these conditions have not been met as of December 31, 2015.

Subject to the terms and conditions set forth in the Stock Option Agreement, the options shall become immediately exercisable for all 1.5 million option shares upon the first to occur of any of the following: (i) the termination of Algar's services under the Management Agreement by the Company without cause; (ii) the termination of Algar's services under the Management Agreement by Algar for good reason; or (iii) upon the occurrence of a change in control (with such vesting and expiration timed to give Algar the right to exercise the options immediately before the expiration triggered by the change in control). All rights of Algar will terminate with respect to the options and Algar will have no further rights under the Stock Option Agreement if Algar's Services under the Management Agreement are terminated by the Company for cause, by Algar without good reason, or the Management Agreement is terminated automatically for legal or regulatory reasons.

The options shall expire and be of no further force or effect on the earlier of (i) the closing of a change of control transaction, (ii) immediately upon termination of Algar's services under the Management Services Agreement by the Company for cause or by Algar without good reason, (iii) immediately if the issuance of the options is not ratified by the Company's shareholders at a special meeting, (iv) upon the expiration of the term of the Management Agreement, or (v) three years after the date of the Stock Option Agreement. At the annual meeting of shareholders of the Company on October 15, 2014, shareholders approved the issuance of these options. See also Note 12 - Share Based Compensation for additional information about the accounting for these and other options outstanding.

Sean Garber, Algar’s Chairman and Chief Executive Officer, formerly served as the Company’s President from 1997 to 2000. Mr. Garber is also Algar’s largest shareholder. Algar is located in Louisville, Kentucky and specializes in the procurement and sale of new and used auto parts as well as automotive and metal recycling.

In connection with the Management Agreement, Mr. Garber and Orson Oliver, the Company’s interim Chief Executive Officer and Chairman of the board of directors, received an Irrevocable Proxy from each of Harry Kletter, K & R, LLC (K&R) and the Harry Kletter Family Limited Partnership (collectively, “Kletter”), which provides Mr. Oliver and Mr. Garber joint voting authority over the shares owned by Kletter, approximately 25.7% of the Company’s issued and outstanding common stock. As of December 31, 2013, Kletter was the Company’s largest shareholder. Messrs. Oliver and Garber have entered into a separate agreement in which, among other things, they agree to vote their proxies in favor of matters approved by the Company’s board of directors.

Under the Management Agreement, the Company and Algar have agreed to use their best efforts to effect a business combination between them as soon as is reasonably practicable. As of December 31, 2015, the Company and Algar have not effected a business combination transaction between them. A special committee of independent Board members is considering such a combination in connection with its review of the Company's growth and strategic options.

On December 2, 2013, in connection with the Management Agreement, the Company’s board of directors appointed Mr. Garber as President. Mr. Garber replaced Orson Oliver who had been serving as interim President. As of December 31, 2015, Mr. Oliver continues to serve as the Company’s Chairman and interim Chief Executive Officer.

Under the Management Agreement, the Company is required to reimburse Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Management Agreement in an amount not to exceed $20.8 thousand per month, or

NOTE 2 - MANAGEMENT SERVICES AGREEMENT WITH ALGAR, INC. (Continued)

$250.0 thousand per year. The Company appointed Mr. Garber to the Company’s board of directors on October 15, 2014. Mr. Garber was also appointed Vice Chairman at that time.

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE TO BANK
Summary:

Prior to and during 2014, the Company had certain loans with Fifth Third Bank (Fifth Third) and certain loans with KY Bank. During 2014, the Company paid off the Fifth Third loans with new loans from Wells Fargo (hereinafter “Wells Fargo”). As of December 31, 2014, the Company was in default under the Wells Fargo loans and during the second half of 2015 entered into a Forbearance Agreement with Wells Fargo whereby the due dates on the loans were accelerated and the Company was required to take certain actions. During 2015, as more fully described in Note 1 - Summary of Significant Accounting Policies, the Company took steps to pay down debt and increase liquidity. On December 4, 2015, in conjunction with the sale of substantially all assets of the Company’s Waste Services Segment, the Company paid off the KY Bank loans and certain Wells Fargo loans. As of December 31, 2015, the Company had an outstanding balance of $19.7 thousand to Wells Fargo. Subsequent to December 31, 2015, the Company closed on new financing with MidCap and paid off in full remaining amounts due to Wells Fargo. See Note 1 - Summary of Significant Accounting Policies and below for further details.

MidCap:

On February 29, 2016, the Company entered into the 2016 Loan, which is a $6 million senior, secured asset-based line of credit with MidCap. The Company may borrow up to the sum of (a) 85% of the value of its eligible domestic accounts receivable; (b) the lesser of (i) $2.5 million, and (ii) 75% of the net orderly liquidation value of eligible inventory; and (c) the lesser of (i) $500,000, and (ii) 40% of appraised net forced liquidation value of eligible fixed assets (the "Equipment Sublimit"). The Equipment Sublimit shall amortize monthly on a straight line basis over sixty (60) months with no reduction to the overall line of credit availability.

Proceeds from this loan were used to pay transaction expenses, pay off and close the remaining balance on the Wells Fargo revolving line of credit and fund working capital requirements.

The interest rate on the 2016 Loan is equal to the prime rate (3.5% as of February 29, 2016) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate will increase by 300 basis points (3.00%). The 2016 Loan also has a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

The 2016 Loan has a maturity date of February 28, 2018.

The Company is subject to a prepayment fee of $120,000 in the event the 2016 Loan is terminated or prepaid prior to the one year anniversary of the loan. The Company is subject to a prepayment fee of $60,000 in the event the 2016 Loan is terminated or prepaid subsequent to the one year anniversary of the loan. The $60,000 fee is reduced to zero if the 2016 Loan is refinanced by an FDIC insured institution after eighteen months from February 29, 2016.

Interest and monthly fees under the 2016 Loan are payable monthly in arrears.

The 2016 Loan Agreement contains a minimum line availability covenant equal to $350,000. This covenant may be replaced by a Fixed Charge Coverage Ratio ("FCCR") covenant once the Company has achieved a FCCR of 1.0x on an annualized basis.

The Company granted MidCap a first priority security interest in all of the assets of ISA pursuant to a Security Agreement.

The Company is allowed to sell or refinance up to $3 million in fair market value of real property provided (i) the proceeds from such refinance or sale remain with the Company; and (ii) no event of default exists at the time of such refinance or sale.

The 2016 Loan had an outstanding balance at the February 29, 2016 closing date of $472.6 thousand and additional availability of $2.4 million.

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE TO BANK (Continued)

The Bank of Kentucky:

On October 15, 2013, WESSCO signed two promissory notes (collectively, the "KY Bank Notes") in favor of KY Bank, one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). The Company used the proceeds from the Term Note to pay $3.0 million against the Company’s loan from Fifth Third Bank. WESSCO used the Line of Credit Note to purchase additional equipment.  The Company signed a $3.0 million demand promissory note (the “Company Note”) in favor of WESSCO in exchange for the proceeds of WESSCO’s Term Note. All amounts under the KY Bank Notes have been repaid as of December 4, 2015.

During 2014, the draw period of the Line of Credit Note expired and the outstanding balance automatically converted into a term note ("Line of Credit Term Note") with a five year term. As of December 31, 2015 and 2014, $0.0 thousand and $0.6 million were outstanding on this Line of Credit Term Note. On January 15, 2015, the Company signed a new line of credit ("2015 Line of Credit Note") in the amount of $1.0 million with KY Bank in order to purchase additional equipment. The draw period for the 2015 Line of Credit Note was set to expire on January 14, 2016. All amounts under the KY Bank loans were repaid on December 4, 2015.

As security for the KY Bank Notes, WESSCO provided KY Bank a first priority security interest in all of its assets, including the Company Note, pursuant to a Security Agreement (the “Security Agreement”). The KY Bank Notes imposed a Fixed Charge Coverage Ratio Covenant on WESSCO under which: (i) the sum of (a) WESSCO’s earnings before interest, taxes, depreciation, rent, and interest expense, less distributions and (b) unfunded capital expenditures, divided by (ii) the sum of (x) the current portion of long term debt due for the period, (y) interest expense and (z) rent expense was required to be at least 1.15 to 1 at all times.

The interest rate on the KY Bank Notes and the Company Note were equal to the one month LIBOR plus three and one-half percent (3.50%) adjusted automatically on the first day of each month during the term of the KY Bank Notes, which had a final maturity date of October 14, 2019.  As of December 31, 2014, the interest rate was 3.65%.

The principal under the Term Note was payable in sixty (60) monthly installments as follows: $45.3 thousand for the first year, $47.5 thousand for the second year, $49.9 thousand for the third year, $52.4 thousand for the fourth year, and $54.4 thousand for the eleven months of the final year. Interest was calculated as noted above and paid each month. The first payment commenced November 1, 2013, and the final unpaid principal amount of $60.0 thousand, together with  all accrued and unpaid interest, charges, fees, or other advances, if any, was to be paid on November 1, 2018. As of December 31, 2015, the outstanding principal balance on the Term Note was $0.0 million. With respect to the Line of Credit Note, WESSCO requested advances up to $1.0 million for twelve (12) months after the effective date of the Line of Credit Note (the "Draw Period").  Advances were limited to eighty percent (80%) of the purchase price for equipment.  Advances made to WESSCO that were repaid were eligible to be re-borrowed during the Draw Period. During the Draw Period, interest-only payments in the amount of all accrued and unpaid interest on the principal balance of the Line of Credit Note were made monthly. The total of all advances, less any repayments, through the end of the Draw Period, were equal to the principal balance of the Line of Credit Note, and no further advances were made after the Draw Period.  At the conclusion of the Draw Period, the principal and interest were payable in sixty (60) monthly installments that commenced on the first day of the month immediately following the end of the Draw Period. Any unpaid principal amount due, together with all accrued and unpaid interest, charges, fees, or other advances, if any, were paid. As of December 31, 2015 and 2014, the outstanding principal balance on the Line of Credit Note was $0.0 thousand and $577.0 thousand, respectively.

WESSCO could not make demand for payment of the Company Note before December 31, 2016. As of December 4, 2015, this note has been cancelled.

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE TO BANK (Continued)

Wells Fargo:

On June 13, 2014, the Company entered into a senior, secured credit facility (the "Credit Agreement") with Wells Fargo pursuant to which Wells Fargo granted the Company a revolving line of credit of up to $15.0 million (the "Revolving Loan"), up to $1.0 million of which was available to the Company as a sub-facility for letters of credit. As of December 31, 2015, all loans under the credit agreement except the Revolving Loan had been paid in full. The Company was able to borrow up to 85% of the value of its eligible accounts receivable and 65% of the value of eligible inventory under the Revolving Loan. As of December 31, 2015 and 2014, an availability block that limits borrowings under the revolver in the amount of $1.6 million and $1.3 million, respectively, is in place.

The Credit Agreement also provided the Company with a secured equipment term loan of $2.8 million (the "Term Loan"). The Company used the proceeds from the Credit Agreement to repay in full its prior credit facility with Fifth Third Bank (the "Prior Credit Agreement").

The interest rate on the Revolving Loan was equal to daily three month LIBOR plus three percent (3.00%). The interest rate on the Term Loan was equal to daily three month LIBOR plus three and 25/100 percent (3.25%). In the Event of a Default (as defined in the Credit Agreement) under either the Revolving Loan or the Term Loan, the interest rate would increase by two percent (2.0%). Each of the Revolving Loan and the Term Loan had a maturity date of June 13, 2019. During 2015, the lender temporarily decreased the borrowing base block, thereby increasing the availability of capital under our revolving line of credit by $350,000. The Company was charged $5,000 per week for each week in which it utilized this additional $350,000.

The Company was subject to a prepayment fee of up to 2.00% of the maximum Revolving Loan and Term Loan amount in the event the Credit Agreement was terminated or prepaid prior to June 13, 2018. However, Wells Fargo waived these fees as part of the December 4, 2015 and February 29, 2016 payoffs.

Interest under the Revolving Loan was payable monthly in arrears. Principal and interest under the Term Loan was payable in sixty (60) monthly installments, with the first payment commencing July 1, 2014, and the final unpaid principal amount, together with all accrued and unpaid interest, charges, fees, or other advances, if any, to be paid on June 13, 2019.

The Credit Agreement contained customary covenants, including a minimum EBITDA covenant, a capital expenditure covenant, and a fixed charge coverage ratio covenant, measured monthly on a trailing twelve month basis at the end of each month, beginning with the month ending June 30, 2015 of not less than 1.25 to 1.00. As of December 31, 2015 and 2014, the Company was not in compliance with our bank financial covenants. Under GAAP, all of the Company’s debt was required to be classified in the accompanying balance sheets as of December 31, 2015 and 2014 as a current liability.

As of December 31, 2015, the Company had $0.8 million under our existing credit facilities that it could use.

The Company and each of its wholly-owned subsidiaries, other than WESSCO, granted Wells Fargo a first priority security interest in all of their assets pursuant to a Security Agreement, and each of the Company's subsidiaries guaranteed the Company's obligations under the Credit Agreement pursuant to a Continuing Guaranty; provided that WESSCO's guarantee was subordinated to its obligations to the KY Bank (described above), pursuant to a subordination agreement among Wessco, Wells Fargo and the KY Bank. The Company paid fees in 2014 totaling $245.0 thousand related to the Credit Agreement.

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE TO BANK (Continued)

Swap agreements

In October 2013, the Company entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covers approximately $2.4 million in debt, commenced October 17, 2013 and was scheduled to mature on October 1, 2018. The swap agreement fixes our interest rate at 4.74%. At December 31, 2014, the Company recorded the estimated fair value of the liability related to this swap at approximately $10.0 thousand. The swap was settled for $15.0 thousand during 2015.

The Company entered into the swap agreements for the purpose of hedging the interest rate market risk for the respective notional amounts and forecasted amounts. See Note 1 – Summary of Significant Accounting Policies – Derivative and Hedging Activities for additional information about these derivative instruments.

Our long term debt as of December 31, 2015 and 2014 consisted of the following:

	2015	2014
	(in thousands)
Revolving credit facility with Wells Fargo. See above description for additional details.	$20	$10,453
Note payable to Wells Fargo in the original amount of $2.8 million secured by shredder system assets and other Recycling equipment. See above description for additional details.	—	2,520
Note payable to the KY Bank in the original amount of $3.0 million secured by all WESSCO assets. See above description for additional details.	—	2,361
Revolving credit facility converted to term loan with the Bank of Kentucky, Inc. See above description for additional details.	—	577
	20	15,911
Less current maturities	20	15,911
	$—	$—
The annual maturities of long term debt, in thousands, for the next five years and thereafter as of December 31, 2015 are as follows:

2016	$20
2017	—
2018	—
2019	—
2020	—

Total long-term debt	$20

NOTE 4 - LEASE COMMITMENTS
Operating Leases:
The Company leases a portion of our Louisville, Kentucky facility from a related party (see Note 10 - Related Party Transactions) under an operating lease expiring December 31, 2017. Effective January 1, 2013, the lease amount increased from $48.5 thousand to $53.8 thousand per month based on the CPI index as stated in the lease agreement. In addition, the Company is also responsible for real estate taxes, insurance, utilities and maintenance expense.
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
The Company signed a lease, effective December 1, 2010, to lease equipment from a related party (see Note 10 - Related Party Transactions) under an operating lease for a monthly payment of $5.5 thousand. The lease expired November 2015 and is now operating month to month.
The Company signed a lease, effective December 1, 2010, to lease equipment from a related party (see Note 10 - Related Party Transactions) under an operating lease that expires May 2016 for a monthly payment of $5.0 thousand.
The Company previously leased office space in Dallas, Texas. The lease was renewed effective October 1, 2014 for a period of six months with monthly payments of $1.0 thousand. The lease was not renewed as of April 15, 2015.
The Company leased a lot in Louisville, KY for a term that commenced in March 2012 and ended in February 2016. The monthly payment amount from March 2012 through February 2014 was $3.5 thousand. Beginning March 2014, the monthly payment amount increased to $3.8 thousand for the remaining term. As of August 31, 2015, the Company entered into a settlement to abandon the leased property and pay the remaining balance of scheduled payments over a 19 month period, ending March 31, 2017. As the lease was terminated, future payments are not included in the future minimum lease payments table below.
Future minimum lease payments for operating leases, in thousands, as of December 31, 2015 are as follows:

2016	$1,168
2017	1,142
2018	404
2019	286
2020	—

Future minimum lease payments	$3,000

Total rent expense for the years ended December 31, 2015 and 2014 was $1,357.4 thousand and $981.7 thousand, respectively.

NOTE 5 - PROVISION FOR EMPLOYEE TERMINATIONS AND SEVERANCES

For the years ended December 31, 2015 and 2014, the Company expensed $9.9 thousand and $35.8 thousand, respectively, for costs related to employee terminations and severances.
NOTE 6 - EMPLOYEE RETIREMENT PLAN
The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Beginning January 1, 2013, eligible employees may contribute up to 100.0% of their annual salary to meet the IRS limit of $17.5 thousand. Under the plan, the Company matches 25.0% of each eligible employee’s voluntary contribution up to 6.0% of their gross salary. The Company also offers an additional discretionary match for eligible employees who contribute 7.0% - 10.0% of their weekly wages. In an effort to decrease expenses, the Company suspended the employee match under the plan for an undetermined period of time effective March 1, 2014. The expense under the plan for the years ended December 31, 2015 and 2014 was $0.0 thousand and $6.6 thousand, respectively.

NOTE 7 - INCOME TAXES
The income tax provision (benefit), in thousands, consists of the following for the years ended December 31, 2015 and 2014:

	2015	2014
Federal
Current	$—	$—
Deferred	—	—
	—	—
State and Local
Current	13	38
Deferred	—	—
	13	38
	$13	$38

A reconciliation of income taxes at the statutory rate to the reported provision (benefit), in thousands, is as follows:

	2015	2014
Federal income tax at statutory rate	$(595)	$(2,460)
State and local income taxes, net of federal income tax effect	(77)	(221)
Permanent differences	—	—
Increase in deferred tax asset valuation allowance	716	3,035
Other differences	(31)	(316)
	$13	$38

NOTE 7 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets, in thousands, as of December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax liabilities
Property and equipment	$(1,459)	$(2,131)
Gross deferred tax liabilities	(1,459)	(2,131)
Deferred tax assets
Intangibles and goodwill	2,286	2,535
Accrued property taxes	13	13
Allowance for doubtful accounts	14	41
Inventory capitalization	63	83
Stock options	1,147	1,084
Federal net operating loss carry forward	4,176	3,920
State net operating loss carry forward	1,758	1,659
State recycling equipment tax credit carry forward	4,598	4,604
Interest rate swap	—	4
Inventory valuation reserve	78	—
Accrued expenses	77	223
Other	11	11
Gross deferred tax assets	14,221	14,177
Valuation allowance	(12,665)	(11,949)
Net deferred tax assets	$97	$97
At December 31, 2015, the Company had deferred recycling equipment state tax credit carry forwards of $4.6 million relating to our shredder purchase which do not expire. This tax credit is limited to our Kentucky state income tax liability which includes the Limited Liability Entity Tax, which is based on gross receipts or gross profits. The Company used the available state tax credits of $7.4 thousand and $16.4 thousand in 2015 and 2014, respectively.
At December 31, 2015, the Company had a Federal net operating loss ("NOL") carry forward of $12.3 million which expires beginning in 2033. The Company also has state NOL carry forwards of $26.9 million as of December 31, 2015. The majority of the state NOL carry forwards relates to losses in Kentucky and expire beginning in 2031.
A deferred tax asset valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, the Company considers the projected realization of tax benefits based on expected levels of future taxable income, considering recent operating losses, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in the state in carry back years. As of December 31, 2015, management determined that only the state recycling equipment tax credit carry forwards would be realized to the extent of $97.0 thousand and reserved all other net deferred tax assets by increasing the related valuation allowance. The state tax credit carry forwards have been reduced to their net realizable value based upon estimates of future gross profits and utilization of the credit in the foreseeable future.
The recorded valuation allowance, in thousands, consisted of the following at December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Valuation allowance, beginning of year	$11,949	$8,914
Increase in deferred tax asset valuation allowance	716	3,035
Valuation allowance, end of year	$12,665	$11,949

NOTE 8 - CASH AND STOCK DIVIDENDS
Under the previous Wells Fargo and the current MidCap loan agreements, the Company covenants that so long as the lender remains committed to make any advance or extend any other credit to us, or any obligations remain outstanding, the Company will not declare or pay any dividend or distribution (either in cash or any other property in respect of any stock) or redeem, retire, repurchase or otherwise acquire any stock, other than dividends and distributions by subsidiaries of parent to parent.
In 2015 and 2014, the Board of Directors did not declare a cash or stock dividend.
NOTE 9 – PER SHARE DATA
The computation for basic and diluted loss per share is as follows:

	2015	2014
Continuing operations:	(in thousands, except per share information)
Basic loss per share
Net loss	$(9,085)	$(8,686)
Weighted average shares outstanding	7,989	7,559
Basic loss per share	$(1.14)	$(1.15)
Diluted loss per share
Net loss	$(9,085)	$(8,686)
Weighted average shares outstanding	7,989	7,559
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	7,989	7,559
Diluted loss per share	$(1.14)	$(1.15)

	2015	2014
Discontinued operations:	(in thousands, except per share information)
Basic loss per share
Net loss	$7,320	$1,413
Weighted average shares outstanding	7,989	7,559
Basic loss per share	$0.92	$0.19
Diluted loss per share
Net loss	$7,320	$1,413
Weighted average shares outstanding	7,989	7,559
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	7,989	7,559
Diluted loss per share	$0.92	$0.19

NOTE 10 - RELATED PARTY TRANSACTIONS
During the period ended December 31, 2015 and 2014, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.
K&R and 7100 Grade Lane, LLC ("7100 LLC"):
The Company was involved in various transactions with K&R, which is wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, our founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, our Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of December 31, 2015, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

The Company leases a portion of our Louisville, Kentucky facility from K&R under an operating lease expiring December 2017 (the "7100 Lease"). Additionally, the Company leases equipment from K&R under operating leases that expired November 2015 and expire May 2016. See Note 4 - Lease Commitments for additional information relating to the rent and lease agreements with K&R. During 2014, and to a lesser extent 2015, the Company deferred a portion of these lease payments.

On September 13, 2013, K&R made a $500.0 thousand refundable, non-interest bearing deposit with the Company related to K&R's potential purchase of the Company's real property located at 1565 East 4th Street in Seymour, Indiana. The Company was permitted and has used the deposited funds for general corporate purposes. K&R did not acquire the property. Under the Company's lending arrangements, a refund of the deposit to K&R must be approved by the Company's lenders.

As of December 31, 2015 and 2014, the Company had balances related to K&R pertaining to refundable lease and property deposits, rents payable to K&R, and rent expense.

On February 29, 2016, K&R assigned its interest in the 7100 Lease to another entity, 7100 LLC, also controlled by Mr. Kletter’s estate. At that time, the total amount due to the estate’s various entities, which amounted to approximately $1,504.0 thousand, became a subordinated, unsecured debt (the "Kletter Notes") owed by the Company. A portion of the amount, approximately $620.3 thousand, is owed to K&R, with the remaining amount, approximating $883.8 thousand, is owed to 7100 LLC. Interest will accrue monthly at a per annum rate of five percent (5.00%). Interest will accrue until April 30, 2017 at which time interest will be paid monthly. Until maturity on December 31, 2020, the Kletter Notes are subject to intercreditor agreements between the respective Note holder and MidCap. This amount of $1,504.0 thousand represents all net amounts due to Kletter estate entities as of February 29, 2016 with the exception of a $32.0 thousand deposit owed by K&R to the Company. If the Company sells property it owns at 7110 Grade Lane, it shall make a principal payment to K&R of $500.0 thousand. Otherwise, all remaining principal is due at maturity.
Algar, Inc. ("Algar"):
Management Services Agreement with Algar:

See Note 2 - Management Services Agreement with Algar, Inc. for details relating to the Management Agreement, the Stock Option Agreement and Mr. Garber's appointment as President.

As of December 31, 2015 and 2014, the Company expensed management fees to Algar for the portion of Mr. Garber's salary, along with other management fees in connection with the Management Agreement.

For the year ending December 31, 2014, Algar earned a bonus of $428.0 thousand. This amount was reduced by $50.0 thousand related to the real estate sale to SG&D Ventures, LLC described below. The bonus payable was further reduced on August 5, 2015, when the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand based on the fair value of our common stock. The consideration was payable in the form of a reduction of the Company’s $378.0 thousand accrued but unpaid bonus compensation due to Algar, leaving a remainder of $189.0 thousand in the accrued but unpaid bonus compensation. For additional information see Note 12 - Share Based Compensation.

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

Other transactions with Algar:

During 2015 and 2014, the Company participated in various other transactions with Algar. The Company sold scrap to Algar, bought scrap from Algar, and provided logistical and IT services to Algar. Related to these transactions, the Company has accounts receivable balances from Algar, an accounts payable balance to Algar, along with related income and expense as of December 31, 2015 and 2014.

Board of Directors' fees and consulting fees:

The Company pays board fees to non-employee directors. Additionally, the Company paid financial consulting fees to one of its directors in 2015 and 2014. All director compensation during 2015 was deferred and the Company plans to pay subsequent to December 31, 2015. Related to these transactions, the Company has accounts payable balances to the Board of Directors for fees and consulting fees, along with related expense at and as of December 31, 2015 and 2014.

LK Property Investments, LLC:

On April 30, 2015, ISA Real Estate LLC agreed to sell to LK Property, an entity principally owned by Daniel M. Rifkin, CEO of MetalX and the principal owner of RCP, a 4.4 acre parcel of real estate, located at 6709 Grade Lane, Louisville, Kentucky, for a purchase price of $1.0 million. The Company used the proceeds from the sale primarily for debt reduction and working capital. The loss on sale of this asset was $102.0 thousand. See Note 14 - Financing and Related Matters for discussion related to Mr. Rifkin.

On April 30, 2015, the Company entered into a lease agreement with LK Property, for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to terminate the lease and vacate the leased premises upon 90 days notice. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

Metal X, LLC:
During 2015 and 2014, the Company sold scrap material to MetalX and held accounts receivables balances from MetalX related to scrap sales. For additional information regarding MetalX, see Note 14 - Financing and Related Matters.
SG&D Ventures, LLC.

On May 18, 2015, ISA Real Estate LLC agreed to sell to SG&D Ventures, LLC (SG&D), an entity owned by shareholders of Algar, including Mr. Garber, an approximately 1-acre parcel of non-essential real estate, located at 7017 Grade Lane, Louisville, Kentucky, for an aggregate purchase price equal to independent third-party appraisal amount of $350.0 thousand. The Company received this appraisal before the sale. The purchase consideration consisted of $300.0 thousand in cash from SG&D and a credit of $50.0 thousand against bonus compensation previously accrued but not paid to Algar. The gain on sale of this asset was $1.1 thousand.

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

Related party balances as of and for the years ended December 31, 2015 and 2014 are as follows, in thousands:

		2015	2014
K&R, LLC:
Deposit amounts owed to the Company by K&R	(1)	$74	$74
Property deposit payable to K&R	(2)	500	500
Facility rent payable to K&R	(2)	821	462
Equipment rent payable to K&R	(2)	132	116
Facility rent expense to K&R		646	646
Equipment rent expense to K&R		126	126

Algar, Inc.:
Accounts receivable from Algar for scrap transactions	(1)	$93	$80
Accounts receivable from Algar for logistical services	(1)	19	5
Accounts payable to Algar	(2)	28	39
Bonus payable to Algar	(2)	189	428
Revenue from scrap sales to Algar		117	442
Revenue from logistical services to Algar		69	59
Revenue from IT services to Algar		23	7
Scrap material purchases from Algar		1,225	1,542
Management fee expense		250	250
Bonus expense to Algar		—	428
Other expenses to Algar		30	109

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	$250	$55
Accounts payable to the Board of Directors for consulting fees	(2)	—	40
Board of director fee expense		180	100
Board of director consulting expense		25	15

LK Property Investments, LLC:
Lease deposit to LK Property	(1)	$3	$—
Accounts payable to LK Property	(2)	2	—
Loss on the sale of assets to LK Property		(102)	—
Rent expense to LK Property**		24	—

Metal X, LLC:
Accounts receivable from Metal X	(1)	$19	$250
Revenue from product sales to Metal X		1,905	1,982

SG&D Ventures, LLC:
Gain on the sale of assets to SG&D		$1	$—

* Excludes insignificant amount of travel reimbursement.
**Excludes amounts reimbursed to LK Properties for utilities and property tax.
(1) Included in receivable from related parties on balance sheets
(2) Included in payable to related parties on balance sheets

NOTE 11 - SEGMENT INFORMATION
Prior to December 4, 2015, the Company’s operations included two primary segments: Recycling and Waste Services. The Recycling Segment ("Recycling") provides ferrous and non-ferrous recycling in four locations in the Midwest. The Waste Services Segment ("Waste Services") provided waste disposal services including contract negotiations with service providers, centralized billing, invoice auditing, and centralized dispatching. Waste Services also sold, leased, and serviced waste handling and recycling equipment, such as trash compactors and balers to end user customers. On December 4, 2015, the Company sold substantially all assets of the Waste Services Segment and discontinued those operations. The assets, liabilities, revenues, expenses, and cash flows of the Waste Services Segment are disclosed in Note 15 - Discontinued Operations.
The Company’s two reportable segments were determined by the products and services that each offers. Recycling generates its revenues based on buying and selling of ferrous and non-ferrous, including stainless steel, scrap metals and automobile parts. The Company's ISA Pick.Pull.Save used automobile yard is considered a product line within Recycling. The Company purchases automobiles for the yard through auctions, automobile purchase programs with various suppliers, and general scrap purchases. Retail customers locate and remove used parts for purchase from automobiles within the yard. Fuel, Freon, tires and certain core automobile parts are also sold to various vendors for additional revenue. All automobiles are sold as scrap metal after a specified time period in the yard.
Waste Services’ revenues consisted of charges to customers for waste disposal services and equipment sales and lease income.
NOTE 12 - SHARE BASED COMPENSATION
Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2015 and 2014:

Total Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	180	$4.59	—	$1.38
Granted	2,062	5.02	—	2.26
Exercised	(30)	4.23	—	1.05
Expired	(60)	4.23	—	1.05
Outstanding at December 31, 2014	2,152	$5.02	2.7 years	$2.23
Granted	20	$5.71	—	$3.01
Outstanding at December 31, 2015	2,172	$5.02	1.7 years	$2.24
Exercisable at December 31, 2015	1,302	4.95	1.9 years	$2.25
Available for grant at December 31, 2015	1,603

NOTE 12 – SHARE BASED COMPENSATION (Continued)

Following is a summary of the nonvested options issued and outstanding:

Non-Vested Options	Number of shares (in thousands)	Weighted Average Grant Date Option Fair Value
Outstanding at January 1, 2014	—	$—
Granted	2,062	2.26
Vested	(1,072)	2.21
Forfeited	—	—
Outstanding at December 31, 2014	990	$2.31
Granted	20	3.01
Vested	(140)	2.95
Forfeited	—	—
Outstanding at December 31, 2015	870	$2.22

Option Grants:

As of December 1, 2013, subject to shareholder approval (which was received during 2014) and vesting provisions, the Company granted options to purchase a total of 1.5 million shares of its Common Stock to Algar, Inc. at a per share exercise price of $5.00 pursuant to a Management Services Agreement (the "Management Agreement"). At the annual meeting of shareholders of the Company on October 15, 2014, shareholders approved the issuance of these options. The first 375.0 thousand share options vested and became exercisable on December 1, 2013. The second 375.0 thousand share options vested and became exercisable after the market price of our Common Stock reached $6.00 per share during 2014. The third 375.0 thousand share options vest and become exercisable only if and after the market price of our Common Stock reaches $8.00 per share or Company revenue following an acquisition increases by $90.0 million; these conditions have not been met as of December 31, 2015. The fourth 375.0 thousand share options vest and become exercisable only if and after the market price of our Common Stock reaches $9.00 per share or Company revenue following an acquisition increases by $120.0 million; these conditions have not been met as of December 31, 2015. See Note 2 - Management Services Agreement with Algar, Inc. for additional information relating to the Management Agreement and the related Stock Option Agreement.

On January 16, 2014, the Company awarded options to purchase 30.0 thousand shares of its stock to a new independent director at a per share exercise price of $3.47, the fair value as of grant date. These options were fully vested when awarded and are outstanding as of December 31, 2015. The options expire January 15, 2019.

As of May 16, 2014, the Company awarded options to purchase 292.0 thousand shares of its stock to its directors at a per share exercise price of $4.68, the fair value as of grant date. These options were fully vested when awarded and are outstanding as of December 31, 2015. The options expire May 15, 2019.

As of October 15, 2014, the Company awarded options to purchase 30.0 thousand shares of its stock to each to the three new directors for a total of 90.0 thousand shares at a per share exercise price of $5.40, the fair value as of the grant date. These options vested October 14, 2015 and are outstanding as of December 31, 2015. These options expire in October 2019.

As of December 31, 2014, the Company awarded options to purchase 150.0 thousand shares of its stock to its CFO. These options vest over a three-year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three year anniversary of the grant date. The options expire December 30, 2019. The per share exercise price is $5.97, the fair value as of the grant date.

In January 2015, the Company awarded options to purchase 20.0 thousand shares of its stock to its CFO. These options vest over a three-year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three year anniversary of the grant date. The options expire January 1, 2019. The per share exercise price is $5.71, the fair value as of the grant date.

NOTE 12 – SHARE BASED COMPENSATION (Continued)

The weighted average assumptions relating to the valuation of the Company's stock options awarded in 2015 are shown below.

	2015	2014
Weighted average grant-date fair value of grants per option	$3.01	$2.26
Volatility	60.1%	60.9%
Risk-free interest rate	2.3%	2.2%
Expected life (in years)	5	3
Expected dividend yield	—%	—%

Other Equity Transactions:

On June 26, 2014, we received $126.9 thousand from one of our directors as he exercised 30.0 thousand share options.

On August 5, 2015, the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand based on the fair value of our common stock. The consideration was payable in the form of a reduction of the Company's $378.0 thousand accrued but unpaid bonus compensation due to Algar pursuant to the Management Services Agreement between the Company and Algar, dated December 1, 2013, leaving a remaining balance of $189.0 thousand in the accrued but unpaid bonus compensation. See Note 10 - Related Party Transactions.

On December 31, 2014, the Company entered into a Securities Purchase Agreement with an officer whereby the Company issued 8.2 thousand shares of Common Stock to the officer for an aggregate offering price of $40.0 thousand. This agreement was in connection with this officer accepting employment with the Company.

In December 2014, the Company issued 3.7 thousand shares of stock to six employees at a fair value of $16.6 thousand. These stock grants were issued in lieu of cash bonuses that were earned by the employees during 2014.

See Note 14 - Financing and Related Matters for details on an additional equity transaction.

RSUs:

See Note 1 - Summary of Significant Accounting Policies - Subsequent Events for additional information related to issuance of RSUs subsequent to December 31, 2015.

Other:

As of December 31, 2015, we had unrecognized stock-based compensation cost related to non-vested option awards in the amount of $356.5 thousand. The amount of unrecognized stock-based compensation cost related to the Algar options is $1.5 thousand and will fluctuate based on changes in option value at the end of each quarter.

Stock compensation charged to operations relating to stock options was $0.2 million and $2.5 million for the years ended December 31, 2015 and 2014, respectively.

NOTE 13 - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

The Company has litigation from time to time, including employment-related claims, none of which the Company currently believes to be material.

Our operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the processing of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of the Company's facilities have been in operation for many years and, over time, the Company and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities in material amounts could exist, including cleanup obligations at these facilities or at off-site locations where the Company disposed of materials from its operations, which could result in future expenditures that the Company cannot currently estimate and which could reduce its profits. The Company records liabilities for remediation and restoration costs related to past activities when its obligation is probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred. Such compliance has not historically constituted a material expense to the Company.

NOTE 14 - FINANCING AND RELATED MATTERS

Securities Purchase Agreement

On June 13, 2014, the Company issued 857,143 shares of the Company's common stock pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") to RCP (the "Investor"), an investment entity principally owned by Daniel M. Rifkin, former president of OmniSource Corporation and the founder and CEO of MetalX LLC for an aggregate purchase price of $3.0 million. Pursuant to the Securities Purchase Agreement, the Company also issued to the Investor a five-year warrant to purchase 857,143 additional shares of the Company's common stock, exercisable 6 months after the date of the Securities Purchase Agreement for an exercise price of $5.00 per share and expiring June 13, 2019. The net proceeds were allocated between common stock and warrants based on the relative fair value of the common stock and the warrants. The fair value of the warrants was estimated using a pricing model similar to that used for stock options. The Securities Purchase Agreement provides the Investor with preemptive rights and a right of first refusal with respect to future securities offerings by the Company. The Company used the proceeds from the Securities Purchase Agreement for general corporate purposes including debt reduction, growth initiatives, capital expenditures, and potential acquisitions. Costs of $104.5 thousand related to the Securities Purchase Agreement have been netted against the proceeds in the statement of shareholders' equity.

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

NOTE 15 - DISCONTINUED OPERATIONS

As discussed in Note 1 - Summary of Significant Accounting Policies, on December 4, 2015, the Company and WESSCO entered into the Asset Purchase Agreement with Compactor Rentals pursuant to which the Company sold its “Waste Services Segment,” consisting of substantially all of the assets used in (i) the Company’s commercial, retail and industrial waste and recycling management services business which the Company operated under the name “Computerized Waste Systems” or “CWS,” and (ii) the Company’s equipment sales, rental and maintenance business for the commercial and industrial waste and recycling industry which the Company operated under the name “Waste Equipment Sales and Service Company.

The Company received cash consideration at closing of $7.5 million, less $150,000 retained by Compactor Rentals which will be released to the Company or retained by Compactor Rentals in connection with any working capital adjustment. Compactor Rentals assumed certain liabilities relating to the Waste Services Segment, including but not limited to, current liabilities, warranty liabilities, and post-closing liabilities incurred in connection with transferred contracts. The transaction expenses related to the sale were $350.0 thousand and a gain of $6,031.0 thousand was recorded.

The sale included substantially all of the assets of the Waste Services Segment including, but not limited to, current assets, accounts receivable, tangible personal property, certain leases, inventory, intellectual property, rights under transferred contracts, rights of action and all associated goodwill and other intangible assets associated with the transferred assets. The Company's policy was to not allocate interest to discontinued operations.

The Asset Purchase Agreement contains standard and customary representations, warranties and covenants, including a restrictive covenant under which the Company will be prohibited from competing with the Waste Services Segment for five years following the closing.

Assets held for sale, current on the accompanying consolidated balance sheet at December 31, 2014 includes $398.0 thousand related to property available for sale. Financial information for the Waste Services discontinued operations is summarized as follows:

2014
in thousands
ASSETS
Current assets
Accounts receivable - trade, net	$737
Inventories	48
Total current assets	785
Net property and equipment	1,179
Other assets	12
Total Assets	$1,976
LIABILITIES
Current liabilities
Accounts payable	$828
Other current liabilities	40
Total current liabilities	$868

NOTE 15 - DISCONTINUED OPERATIONS (Continued)

	2015	2014
	(in thousands)
Revenue from services and product sales	$7,402	$7,313
Cost of sales for services	5,486	5,188
Selling, general, and administrative expenses	678	746
Gain on the sale of business	6,031	—
Gain on the sale of equipment	51	34
Net income	$7,320	$1,413

	2015	2014
	(in thousands)
Cash flows from operating activities
Net income from discontinued operations	$7,320	$1,413
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	402	436
Gain on sale of property and equipment	(51)	(34)
Gain on sale of business	(6,031)	—
Change in assets and liabilities
Receivables	(103)	223
Inventories	10	6
Other assets	12	168
Accounts payable	172	(352)
Other current liabilities	52	(28)
Net cash from operating activities	$1,783	$1,832
Cash flows from investing activities
Proceeds from sale of property and equipment	76	57
Proceeds from sale of business, net of disposal costs	7,000	—
Purchases of property and equipment	(432)	(347)
Net cash provided by (used in) investing activities	$6,644	$(290)

A pro forma summary of continuing operations for the three months ended December 31, 2015 and 2014 assuming the Waste Services Segment was sold at the beginning of the quarter is as follows (unaudited):

	2015	2014
	(in thousands, except per share data)
Total revenue	$6,555	$26,619
Net loss from continuing operations	(2,351)	(6,503)
Net income (loss)	3,680	(6,503)

Net loss from continuing operations per share	$(0.29)	$(0.82)
Net income (loss) per share	0.46	(0.82)