Form 10-Q
period 2016-03-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2016-05-13
CIK 4187

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
7100 Grade Lane
Louisville, Kentucky 40213
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2016: 8,018,932.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page No.
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets - March 31, 2016 (Unaudited) and December 31, 2015	3
	Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2016 and 2015 (Unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) - Three Months Ended March 31, 2016 and 2015 (Unaudited)	6
	Condensed Consolidated Statement of Shareholders’ Equity - Three Months Ended March 31, 2016 (Unaudited)	7
	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2016 and 2015 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Item 4.	Controls and Procedures
Part II	OTHER INFORMATION	34
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Mine Safety Disclosures
Item 5.	Other Information
Item 6.	Exhibits

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
ASSETS

	March 31, 2016	December 31, 2015
	(Unaudited)
	(in thousands)
Current assets
Cash and cash equivalents	$428	$642
Income tax receivable	11	14
Accounts receivable – trade (after allowance for doubtful accounts of $35.0 thousand in 2016 and 2015, respectively)	2,095	1,669
Receivables from related parties	63	208
Inventories	2,826	2,410
Prepaid expenses and other current assets	168	160
Total current assets	5,591	5,103
Net property and equipment	13,602	14,152
Other assets
Deferred income taxes	97	97
Other non-current assets	293	82
Total other assets	390	179
Total assets	$19,583	$19,434

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
CONTINUED

LIABILITIES AND SHAREHOLDERS’ EQUITY

	March 31, 2016	December 31, 2015
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$—	$20
Accounts payable	1,895	2,152
Payable to related parties	343	1,922
Other current liabilities	317	194
Total current liabilities	2,555	4,288
Long-term liabilities
Long-term debt, net of current maturities	1,667	—
Long-term debt, net of current maturities, related parties	1,504	—
Total long-term liabilities	3,171	—
Shareholders’ equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2016 and 2015; 8,049,622 shares issued in 2016 and 2015; 8,018,932 shares outstanding in 2016 and 2015	27	27
Additional paid-in capital	23,691	23,555
Stock warrants outstanding	1,025	1,025
Retained losses	(10,842)	(9,417)
Treasury stock at cost, 30,690 shares in 2016 and 2015, respectively	(44)	(44)
Total shareholders’ equity	13,857	15,146
Total liabilities and shareholders’ equity	$19,583	$19,434

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(IN THOUSANDS, EXCEPT PER SHARE DATA)
(UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015
Revenue from product sales	$5,998	$16,269
Cost of sales for product sales	6,175	17,573
Inventory adjustment for lower of cost or market	—	791
Impairment loss, property and equipment	—	637
Total cost of sales	6,175	19,001
Selling, general and administrative expenses	1,199	946
Loss before other income (expense)	(1,376)	(3,678)
Other income (expense)
Interest expense, including loan fee amortization	(59)	(162)
Gain (loss) on sale of assets	—	424
Other income (expense), net	11	13
Total other income (expense)	(48)	275
Loss before income taxes	(1,424)	(3,403)
Income tax provision	1	8
Net loss from continuing operations	$(1,425)	$(3,411)
Income from discontinued operations, net of tax	—	310
Net loss	$(1,425)	$(3,101)

Net income (loss) per share of common stock:
Basic:
Continuing operations	$(0.18)	$(0.43)
Discontinued operations	—	0.04
Diluted:
Continuing operations	$(0.18)	$(0.43)
Discontinued operations	—	0.04

Weighted average shares outstanding:
Basic	8,019	7,965
Diluted	8,019	7,965

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	For the three months ended
	March 31, 2016	March 31, 2015
	(in thousands)
Net income (loss)	$(1,425)	$(3,101)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	(10)

Comprehensive income (loss)	$(1,425)	$(3,111)

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
THREE MONTHS ENDED MARCH 31, 2016
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Stock Warrants	Retained Losses	Treasury Stock		Total Shareholders’ Equity
	Shares	Amount				Shares	Cost
	(in thousands, except share information)
Balance as of December 31, 2015	8,049,622	$27	$23,555	$1,025	$(9,417)	(30,690)	$(44)	$15,146
Share-based compensation	—	—	136	—	—	—	—	136
Net loss	—	—	—	—	(1,425)	—	—	(1,425)
Balance as of March 31, 2016	8,049,622	$27	$23,691	$1,025	$(10,842)	(30,690)	$(44)	$13,857

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(UNAUDITED)

	2016	2015
	(in thousands)
Cash flows from operating activities
Net loss from continuing operations	$(1,425)	$(3,411)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	550	614
Inventory write-down	—	791
Impairment loss, property and equipment	—	637
Share-based compensation expense	136	131
Gain on sale of property and equipment	—	(424)
Amortization of loan fees included in interest expense	40	15
Change in assets and liabilities
Receivables	(426)	3,681
Receivables from related parties	145	—
Inventories	(416)	460
Income tax receivable/payable	3	—
Other assets	(18)	(12)
Accounts payable	(257)	(163)
Payables to related parties	(75)	—
Other current liabilities	123	199
Net cash from (used in) operating activities	(1,620)	2,518
Cash flows from investing activities
Proceeds from sale of property and equipment	—	848
Purchases of property and equipment	—	(26)
Net cash from investing activities	—	822
Cash flows from financing activities
Loan fees capitalized	(241)	—
Change in bank overdrafts	—	(35)
Payments on long-term debt	(20)	(4,934)
Proceeds from long-term debt	1,667	90
Net cash from (used in) financing activities	1,406	(4,879)
Cash flows from discontinued operations
Net cash provided by operating activities	—	997
Net cash used in investing activities	—	(115)
Net cash from discontinued operations	—	882
Net change in cash and cash equivalents	(214)	(657)
Cash and cash equivalents at beginning of period	642	1,059
Cash and cash equivalents at end of period	$428	$402
Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$162
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in equipment purchases accrual	$—	$99
Conversion of related party payables to long-term debt, related parties	$1,504	$—

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company's Response to 2015 Commodity Markets and Liquidity Conditions:
During 2015, our average selling price by unit of quantity decreased by 49.4% and 24.9% for ferrous and nonferrous material, respectively, compared to 2014. Due to these deteriorating metals commodity market conditions, ISA took significant steps to improve liquidity and pay down debt during 2015 and early 2016. These steps are described below.

On February 27, 2015, the Company closed on the sale of its Seymour, Indiana property. Also, in conjunction with this decision, the Company signed a lease, effective December 1, 2014, to lease a facility in the Seymour area.  See Note 4 - Lease Commitments for further lease information and Note 6 - Related Party Transactions for further related party details. Proceeds were used to reduce debt and improve liquidity.

On April 30, 2015, LK Property Investments, LLC ("LK Property"), an entity principally owned by Daniel M. Rifkin, CEO of MetalX LLC ("MetalX"), (a related party) a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC ("RCP") (a related party) purchased a 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, KY from ISA Real Estate, LLC, a wholly-owned subsidiary of the Company, for a purchase price of $1.0 million. The Company realized a loss of $102.0 thousand from this sale. Also on April 30, 2015, the Company entered into a lease agreement with LK Property for a portion of the 4.4 acre parcel. See Note 4 - Lease Commitments for further lease details and Note 6 - Related Party Transactions. Proceeds were used to reduce debt and improve liquidity.

On May 13, 2015, the Company announced the warm idle of the Company’s auto shredder. This action was in response to market conditions, primarily related to ferrous price volatility and lower ferrous volumes. Management will continue to monitor and analyze market conditions and to review the Company’s long-term options for its shredder and related downstream processing operation. The costs of idling were recognized in the second quarter of 2015 financial statements. As a result of the continued operating losses from the shredder operations, management reviewed the carrying cost of the shredder, including the downstream processing system. The Company recognized an asset impairment charge during the first quarter of 2015 of approximately $636.6 thousand related to the shredder’s downstream processing system. This charge was recorded as an impairment charge on property and equipment within the cost of goods section in the March 31, 2015 condensed consolidated statement of operations. As of the date of this report, the shredder remains idled. The Company continues to depreciate the assets associated with the shredder. Working capital, which would otherwise have been utilized in operating the shredder, was used to reduce debt and improve liquidity.

On May 18, 2015, ISA Real Estate, LLC agreed to sell to SG&D Ventures, LLC ("SG&D"), an entity owned by shareholders of Algar, Inc. ("Algar"), including Sean Garber, the Company’s Vice Chairman of the Board and President, and the President of Algar, an approximately 1-acre parcel of non-essential real estate, located at 7017 Grade Lane, Louisville, KY, for an aggregate purchase price equal to independent third-party appraisal amount of $350.0 thousand.  The purchase consideration consisted of $300.0 thousand in cash from the purchaser and a credit of $50.0 thousand against bonus compensation previously accrued but not paid to Algar as described in Note 6 - Related Party Transactions. This transaction closed on May 19, 2015. The gain on sale of this asset was $1.1 thousand and was recognized during the second quarter of 2015. Proceeds were used to reduce debt and improve liquidity.

On November 6, 2015, the Company entered into a Forbearance Agreement and Third Amendment to Credit Agreement (the “Forbearance Agreement”) by and among the Company, certain of the Company’s subsidiaries, and Wells Fargo Bank, National Association ("Wells Fargo"). The Forbearance Agreement amended the Credit Agreement to reduce the Maximum Revolver Amount from $15.0 million to $5.0 million. The Forbearance Agreement also amended the Credit Agreement Maturity Date to March 15, 2016 from June 13, 2019. The Forbearance Agreement increased the interest rate on the outstanding indebtedness by approximately 100 basis points.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

The Company received cash consideration at closing of $7.5 million, less $150.0 thousand retained by Compactor Rentals (the "Holdback"), which will be released to the Company or retained by Compactor Rentals in connection with any working capital adjustment. Compactor Rentals assumed certain liabilities relating to the Waste Services Segment, including but not limited to, current liabilities, warranty liabilities, and post-closing liabilities incurred in connection with transferred contracts.

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

See Note 10 - Discontinued Operations related to the sale of the Waste Services Segment. See also Subsequent Events within this Note.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2016 and the results of our operations and changes in our cash flows for the periods ended March 31, 2016 and 2015. Results of operations for the period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2015 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2015, on file with the Securities and Exchange Commission.
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts, transactions and profits have been eliminated.
Reclassifications
The Company has reclassified certain items within the accompanying Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements for the prior year in order to be comparable with the current presentation. These reclassifications had no effect on previously reported income (loss) or shareholders' equity.

Discontinued Operations

Prior year financial statements have been recast to reflect the sale of the Company’s Waste Services Segment assets in the fourth quarter of 2015 in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20-55 within discontinued operations. Results of discontinued operations are excluded from the accompanying Notes to Condensed Consolidated Financial Statements for all periods presented, unless otherwise noted. See Note 10 - Discontinued Operations.

Fair Value
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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at March 31, 2016 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$428	$—	$428
Liabilities:
Long-term debt	$—	$(1,667)	$(1,667)
Long term debt, related parties	$—	$(1,504)	$(1,504)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 (except impairment of property and equipment) fair value measurements for the three month periods ended March 31, 2016 or 2015.

Common Stock and Share-based Compensation Arrangements

The Company has a Long Term Incentive Plan adopted in 2009 ("LTIP") under which it may grant equity awards for up to 2.4 million shares of common stock, which are reserved by the Board of Directors for issuance of equity awards. The Company provides compensation benefits by granting stock options and other share-based awards to employees and directors. The exercise price of each option is equal to the market price of our stock on the date of grant. The maximum term of the option is five years. The plan is accounted for based on FASB’s authoritative guidance titled "ASC 718 - Compensation - Stock Compensation." The Company recognizes share-based compensation expense for the fair value of the awards, on the date granted on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on our historical experience and future expectations.

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

The Company uses the Modified Black-Scholes-Merton option-pricing model to value the Company's stock options for each employee stock option award. The Company uses the Lattice-Based model to value the Company's stock options for the Algar Options due to market and performance conditions. See Note 7 - Share Based Compensation. Using these option pricing models, the fair value of each stock option award is estimated on the date of grant. Additionally, the fair value of the Algar Options is estimated at the end of each quarter for two of the tranches due to ongoing performance conditions. For the first two tranches, the performance conditions were met.

There are two significant inputs into the stock option pricing models: expected volatility and expected term. The Company estimates expected volatility based on volatility of the Company's stock over a term equal to the expected term of the option granted. The expected term of stock option awards granted is derived from historical exercise experience under the Company's stock option plans and represents the period of time that stock option grants are expected to be outstanding.

The expected term assumption incorporates the contractual term of an option grant, as well as the vesting period of an award. The risk-free interest rate is based on the implied yield on a U.S. Treasury constant maturity with a remaining term equal to the expected term of the option granted. The assumptions used in calculating the fair value of stock-based payment awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and different assumptions are used, stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, the stock-based compensation expense could be significantly different from what was recorded in the current period.

Treasury shares or new shares are issued for exercised options. The Company does not expect to repurchase any additional shares within the following annual period to accommodate the exercise of outstanding stock options.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

The LTIP is administered by a committee selected by the Board consisting of two or more outside members of the Board. The Committee may grant one or more awards to our employees, including our officers, our directors and consultants, and will determine the specific employees who will receive awards under the plan and the type and amount of any such awards. A participant who receives shares of stock awarded under the plan must hold those shares for six months before the participant may dispose of such shares.
Subsequent Events
The Company has evaluated the period from March 31, 2016 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and identified the following:
On April 1, 2016, the Company entered Amendment No. 1 to the Waste Services Segment Asset Purchase Agreement which extended the deadline for the Company to provide written notice if the Company objected to Compactor Rental’s calculation of the Holdback. On April 15, 2016, the Company entered into Amendment No. 2 to the Asset Purchase Agreement whereby the Company and Compactor Rentals agreed that the Holdback would be retained by Compactor Rentals based on a mutually-agreed upon calculation of working capital. Amendment No. 2 also detailed the parties’ agreement of the following: no indemnification claims would be made by Compactor Rentals arising out of certain matters; certain Compactor Rentals’ representatives did not have knowledge of any additional indemnification claims as of April 15, 2016; and the transition services agreement between the parties would be extended at no cost to Compactor Rentals through March 31, 2017.

Effective May 1, 2016, the Company entered into an amendment to the Crane Lease, as defined in Note 4 - Lease Commitments, whereby the lease is extended through April 30, 2021.  Payments will be $14.5 thousand per month for the first twelve months following the amendment date, followed by monthly payments of $31.3 thousand thereafter for the remainder of the lease term.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company adopted ASU 2014-15 in the first quarter of 2016 and noted no impact from the adoption on its Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. Early application is permitted, and upon adoption, ASU 2015-03 should be applied on a retrospective basis. The Company adopted ASU 2015-03 in the first quarter of 2016 and presented debt issuance costs related to a revolving credit arrangement as an asset and will amortize ratably over the term of the arrangement.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. The Company does not expect the standard to have a material impact on our Condensed Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on our Condensed Consolidated Financial Statements.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Condensed Consolidated Financial Statements.

NOTE 2 – INVENTORIES
The Company's inventories primarily consist of ferrous and non-ferrous scrap metals, and are valued at the lower of average purchased cost or market based on the specific scrap commodity. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. ISA recognizes inventory impairment and related adjustments when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. The Company records the loss in cost of sales in the period during which the loss is identified.
Management spent much of 2014 and early 2015 working to assess the Company's automobile shredder residue ("ASR") process. Significant process and strategy changes associated with the ASR process were made. These changes, combined with the significant metals market reduction in market demand and prices experienced in late 2014 and through 2015, caused management to perform a lower of cost-or-market assessment, which resulted in inventory write-downs during the first quarter of 2015 in the amount of $0.8 million charged to cost of sales as a result of impairment associated primarily with ferrous market price decreases. The Company did not have a lower of cost-or-market inventory write-down in the first quarter of 2016.
Some commodities are in saleable condition at acquisition. The Company purchases these commodities in small amounts until it has a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be shredded, torched or baled. ISA does not have work-in-process inventory that needs to be manufactured to become finished goods. The Company includes processing costs in inventory for all commodities by weight.
Inventories as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016				December 31, 2015
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Ferrous and non-ferrous materials	$1,602	$626	$592	$2,820	$1,354	$649	$404	$2,407
Other	—	6	—	6	—	3	—	3
Total inventories for sale	$1,602	$632	$592	$2,826	$1,354	$652	$404	$2,410

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

Summary:

Prior to and during 2014, the Company had certain loans with Wells Fargo and certain loans with KY Bank. As of December 31, 2014, the Company was in default under the Wells Fargo loans and during the second half of 2015 entered into a Forbearance Agreement with Wells Fargo whereby the due dates on the loans were accelerated and the Company was required to take certain actions. During 2015, as more fully described in Note 1 - Summary of Significant Accounting Policies, the Company took steps to pay down debt and increase liquidity. On December 4, 2015, in conjunction with the sale of substantially all assets of the Company’s Waste Services Segment, the Company paid off the KY Bank loans and certain Wells Fargo loans. As of December 31, 2015, the Company had an outstanding balance of $19.7 thousand to Wells Fargo. On February 29, 2016, the Company closed on new financing with MidCap and paid off in full remaining amounts due to Wells Fargo. Additionally on February 29, 2016, the Company converted certain amounts payable to related parties into unsecured term notes payable to the same related parties as more fully described in Note 6 - Related Party Transactions. See Note 1 - Summary of Significant Accounting Policies and below for further details.

MidCap:

On February 29, 2016, the Company entered into the 2016 Loan, which is a $6 million senior, secured asset-based line of credit with MidCap. The Company may borrow up to the sum of (a) 85% of the value of its eligible domestic accounts receivable; (b) the lesser of (i) $2.5 million and (ii) 75% of the net orderly liquidation value of eligible inventory; and (c) the lesser of (i) $500,000 and (ii) 40% of appraised net forced liquidation value of eligible fixed assets (the "Equipment Sublimit"). The Equipment Sublimit shall amortize monthly on a straight line basis over sixty (60) months with no reduction to the overall line of credit availability.

Proceeds from this loan were used to pay transaction expenses, pay off and close the remaining balance on the Wells Fargo revolving line of credit and fund working capital requirements.

The interest rate on the 2016 Loan is equal to the prime rate (3.5% as of March 31, 2016) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate will increase by 300 basis points (3.00%). The 2016 Loan also has a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

The 2016 Loan has a maturity date of February 28, 2018.

The Company is subject to a prepayment fee of $120.0 thousand if the 2016 Loan is terminated or prepaid prior to the one year anniversary of the loan. The Company is subject to a prepayment fee of $60.0 thousand if the 2016 Loan is terminated or prepaid subsequent to the one year anniversary of the loan, but prior to the maturity date. The $60.0 thousand fee is reduced to zero if the 2016 Loan is refinanced by an FDIC insured institution after eighteen months from February 29, 2016.

Interest and monthly fees under the 2016 Loan are payable monthly in arrears.

The 2016 Loan Agreement contains a minimum line availability covenant equal to $350.0 thousand. This covenant may be replaced by a Fixed Charge Coverage Ratio ("FCCR") covenant once the Company has achieved a FCCR of 1.0x on an annualized basis.

The Company granted MidCap a first priority security interest in all of the assets of ISA pursuant to a Security Agreement.

The Company is allowed to sell or refinance up to $3.0 million in fair market value of real property provided (i) the proceeds from such refinance or sale remain with the Company; and (ii) no event of default exists at the time of such refinance or sale.

The 2016 Loan had availability of $1.4 million as of March 31, 2016.

Wells Fargo:

On June 13, 2014, the Company entered into a senior, secured credit facility (the "Credit Agreement") with Wells Fargo pursuant to which Wells Fargo granted the Company a revolving line of credit of up to $15.0 million (the "Revolving Loan"), up to $1.0 million of which was available to the Company as a sub-facility for letters of credit. As of December 31, 2015, all loans under the credit agreement except the Revolving Loan had been paid in full. The Company was able to borrow up to 85% of the value of

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK, Continued

its eligible accounts receivable and 65% of the value of eligible inventory under the Revolving Loan. As of December 31, 2015, an availability block that limited borrowings under the revolver in the amount of $1.6 million was in place.

The Credit Agreement also provided the Company with a secured equipment term loan of $2.8 million (the "Term Loan"). The Company used the proceeds from the Credit Agreement to repay in full its prior credit facility.

As of December 31, 2015, the Company had $0.8 million available under the Revolving Loan.

The Bank of Kentucky:

Until December 4, 2015, WESSCO owed amounts under two promissory notes (collectively, the "KY Bank Notes") in favor of KY Bank, one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). Additionally, on January 15, 2015, the Company signed a new line of credit ("2015 Line of Credit Note") in the amount of $1.0 million with KY Bank. The draw period for the 2015 Line of Credit Note was set to expire on January 14, 2016. All amounts under the KY Bank Notes were repaid on December 4, 2015 in conjunction with the sale of a majority of the assets of the Company's Waste Services Segment. The Company used the proceeds from the Term Note to pay $3.0 million against a previous Company loan. WESSCO used proceeds from the Line of Credit Note and the 2015 Line of Credit Note to purchase additional equipment. The Company signed a $3.0 million demand promissory note in favor of WESSCO in exchange for the proceeds of WESSCO's Term Note.

Long term debt as of March 31, 2016 and December 31, 2015 consisted of the following:

	2016	2015
	(Unaudited)
	(in thousands)
Revolving credit facility with MidCap at March 31, 2016 and Wells Fargo at December 31, 2015, see above description for additional details.	$1,667	$20
K&R, LLC related party note (See Note 6 - Related Party Transactions)	884	—
7100 Grade Lane, LLC related party note (See Note 6 - Related Party Transactions)	620	—
	3,171	20
Less current maturities	—	20
	$3,171	$—
The annual maturities of long term debt (in thousands) for the next five twelve-month periods and thereafter ending March 31 of each year are as follows:

2017	$—
2018	1,667
2019	—
2020	1,504
2021	—
Total	$3,171

NOTE 4 - LEASE COMMITMENTS

Operating Leases:

The Company leases a portion of its Louisville, Kentucky facility from a related party (see Note 6 - Related Party Transactions) under an operating lease expiring December 31, 2017. Effective January 1, 2013, the lease amount increased from $48.5 thousand to $53.8 thousand per month based on the CPI index as stated in the lease agreement. In addition, the Company is responsible for real estate taxes, insurance, utilities and maintenance expense.

As described in Note 1 - Summary of Significant Accounting Policies, the Company signed a lease, effective December 1, 2014, to lease a facility in the Seymour, Indiana area. This lease is for a period of three years. The Company has the option to extend the lease for three (3) additional three (3) year periods. Rent is $8.0 thousand per month and increases each year by $0.2 thousand per month. In the event ISA exercises the option to renew the lease for a second three-year term, at the end of the second three-year term, ISA has the option to purchase the property.

The Company signed a lease, effective October 1, 2014, to lease three cranes for $28.9 thousand per month (the "Crane Lease"). This lease is for a period of five years.

The Company signed a lease, effective December 1, 2010, to lease equipment from a related party (see Note 6 - Related Party Transactions) under an operating lease for a monthly payment of $5.5 thousand. The lease expired November 2015 and is now operating month to month for a monthly payment of $5.5 thousand.

The Company signed a lease, effective December 1, 2010, to lease equipment from a related party (see Note 6 - Related Party Transactions) under an operating lease that expires May 2016 for a monthly payment of $5.0 thousand.

The Company previously leased office space in Dallas, Texas. The lease was renewed effective October 1, 2014 for a period of six months with monthly payments of $1.0 thousand. The lease was not renewed as of April 15, 2015.

The Company leased a lot in Louisville, KY for a term that commenced in March 2012 and ended in February 2016. The monthly payment amount from March 2012 through February 2014 was $3.5 thousand. Beginning March 2014, the monthly payment amount increased to $3.8 thousand for the remaining term. As of August 31, 2015, the Company entered into a settlement to abandon the leased property and pay the remaining balance of scheduled payments over a 19 month period, ending March 31, 2017. As the lease was terminated and obligation recorded, future payments are not included in the future minimum lease payments table below.

As described in Note 1 - Summary of Significant Accounting Policies, on April 30, 2015, the Company entered into a lease agreement with LK Property (see Note 6 - Related Party Transactions), for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to terminate the lease and vacate the leased premises upon 90 days notice. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

Future minimum lease payments for operating leases for the next five twelve-month periods ending March 31 of each year, in thousands, as of March 31, 2016 are as follows:

2017	$1,154
2018	955
2019	404
2020	194
2021	—
Future minimum lease payments	$2,707

Total rent expense for the three months ended March 31, 2016 and 2015 was $316.2 thousand and $335.5 thousand, respectively.

NOTE 5 – PER SHARE DATA

The computation for basic and diluted earnings (loss) per share is as follows:
Three months ended March 31, 2016 compared to three months ended March 31, 2015:

	2016	2015
	(in thousands, except per share information)
Continuing operations:
Basic loss per share
Net loss	$(1,425)	$(3,411)
Weighted average shares outstanding	8,019	7,965
Basic loss per share	$(0.18)	$(0.43)
Diluted loss per share
Net loss	$(1,425)	$(3,411)
Weighted average shares outstanding	8,019	7,965
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,019	7,965
Diluted loss per share	$(0.18)	$(0.43)

	2016	2015
	(in thousands, except per share information)
Discontinued operations:
Basic income per share
Net income	$—	$310
Weighted average shares outstanding	8,019	7,965
Basic income per share	$—	$0.04
Diluted income per share
Net income	$—	$310
Weighted average shares outstanding	8,019	7,965
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,019	7,965
Diluted income per share	$—	$0.04

NOTE 6 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2016 and 2015, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.
K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):
The Company is involved in various transactions with K&R, which is wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, our founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, our Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of March 31, 2016, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

The Company leases a portion of our Louisville, Kentucky facility from K&R under an operating lease expiring December 2017 (the "7100 Lease"). Additionally, the Company leases equipment from K&R under operating leases that expired November 2015 and expire May 2016. See Note 4 - Lease Commitments for additional information relating to the rent and lease agreements with K&R. During 2015 and 2016, the Company deferred a portion of these lease payments.

On September 13, 2013, K&R made a $500.0 thousand refundable, non-interest bearing deposit with the Company related to K&R's potential purchase of the Company's real property located at 1565 East 4th Street in Seymour, Indiana. The Company was permitted and has used the deposited funds for general corporate purposes. K&R did not acquire the property. Under the Company's lending arrangements, a refund of the deposit to K&R would have to be approved by the Company's lenders. This amount was converted into a term note during 2016 as described below.

As of March 31, 2016 and 2015, the Company had balances related to K&R pertaining to refundable lease and property deposits, rents payable to K&R, and rent expense.

On February 29, 2016, K&R assigned its interest in the 7100 Lease to another entity, 7100 LLC, also controlled by Mr. Kletter’s estate. At that time, the total amount due to the estate’s various entities, which amounted to approximately $1.5 million and is inclusive of the $500.0 thousand noted above, became a subordinated, unsecured debt (the "Kletter Notes") owed by the Company. A portion of the amount, approximately $620.3 thousand, is owed to K&R, with the remaining amount, approximating $883.8 thousand, owed to 7100 LLC. Interest will accrue monthly at a per annum rate of 5.0%. Interest will accrue until April 30, 2017 at which time interest will be paid monthly. Until maturity on December 31, 2020, the Kletter Notes are subject to intercreditor agreements between the respective Note holder and MidCap. This amount of $1.5 million represents all net amounts due to Kletter estate entities as of February 29, 2016 with the exception of a $32.0 thousand deposit owed by K&R to the Company. If the Company sells property it owns at 7110 Grade Lane in Louisville, Kentucky, it shall make a principal payment to K&R of $500.0 thousand. Otherwise, all remaining principal is due at maturity.

Algar:
Management services payments to Algar:

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

Also on December 2, 2013, in connection with the Management Agreement, our Board of Directors appointed Sean Garber as President. Under the Management Agreement, the Company reimburses Algar for the portion of Mr. Garber’s salary that is attributable to Algar’s services under the Management Agreement in an amount not to exceed $20.8 thousand per month, or $250.0 thousand per year plus other expenses.

Under the Management Agreement, Algar will be paid a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s adjusted pre-tax income during the term. The term of the Management Agreement is effective December 1, 2013 and extends through December 31, 2016, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement.

NOTE 6 - RELATED PARTY TRANSACTIONS, Continued

For the year ended December 31, 2014, Algar earned a bonus of $428.0 thousand. This amount was reduced by $50.0 thousand related to the real estate sale to SG&D described below. The bonus payable was further reduced on August 5, 2015, when the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand based on the fair value of the Company's common stock. The consideration was payable in the form of a reduction of the Company’s $378.0 thousand accrued but unpaid bonus compensation due to Algar as of August 5, 2015. In the first quarter of 2016, the Company paid Algar $142.4 thousand related to the accrued but unpaid bonus compensation, leaving a remaining balance of $46.6 thousand in the accrued but unpaid bonus compensation at March 31, 2016 related to the bonus earned in 2014.

Additionally, the Company accrued $100.0 thousand in bonus expense to Algar for the three months ended March 31, 2016 related to a potential bonus to be earned in 2016.

Other transactions with Algar:

During 2016 and 2015, the Company participated in various other transactions with Algar. The Company sold scrap to Algar, bought scrap from Algar, and provided logistical and IT services to Algar. Related to these transactions, the Company has accounts receivable balances from Algar, an accounts payable balance to Algar, along with related income and expense as of March 31, 2016 and 2015.

Board of Directors' fees and consulting fees:

The Company pays board fees to non-employee directors. Additionally, the Company paid financial consulting fees to one of its directors in 2015. Related to these transactions, the Company has accounts payable balances to the Board of Directors for fees and consulting fees, along with related expense at and as of March 31, 2016 and 2015.

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

MetalX:

During 2016 and 2015, the Company sold scrap material to MetalX and held accounts receivables balances from MetalX related to scrap sales. For additional information regarding MetalX, see Note 9 - Financing and Related Matters.

SG&D Ventures, LLC.:

On May 18, 2015, ISA Real Estate LLC agreed to sell to SG&D, an entity owned by shareholders of Algar, including Mr. Garber, an approximately 1-acre parcel of non-essential real estate, located at 7017 Grade Lane, Louisville, Kentucky, for an aggregate purchase price equal to independent third-party appraisal amount of $350.0 thousand.  The Company received this appraisal before the sale. The purchase consideration consisted of $300.0 thousand in cash from SG&D and a credit of $50.0 thousand against bonus compensation previously accrued but not paid to Algar.  The gain on sale of this asset was $1.1 thousand.

NOTE 6 - RELATED PARTY TRANSACTIONS, Continued

Related party balances are as follows, in thousands:

		2016	2015
K&R, LLC and 7100 LLC:
Deposit amounts owed to the Company by K&R	(1)	42	74
Property deposit payable to K&R	(2)	—	500
Note payable to related parties	(3)	1,504	—
Accrued interest to related parties	(2)	6	—
Facility rent payable to K&R	(2)	(28)	821
Equipment rent payable to K&R	(2)	5	132
Facility rent expense to K&R	(4)	161	161
Equipment rent expense to K&R	(4)	15	32

Algar, Inc.:
Accounts receivable from Algar for scrap transactions	(1)	5	93
Accounts receivable from Algar for logistical services	(1)	1	19
Accounts payable to Algar	(2)	4	28
Bonus payable to Algar	(2)	147	189
Revenue from scrap sales to Algar	(4)	12	—
Revenue from logistical services to Algar	(4)	27	7
Revenue from IT services to Algar	(4)	7	5
Scrap material purchases from Algar	(4)	391	356
Management fee expense	(4)	63	58
Bonus expense to Algar	(4)	100	—
Other expenses to Algar	(4)	6	16

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	207	250
Board of director fee expense	(4)	2	45

LK Property Investments, LLC:
Lease deposit to LK Property	(1)	3	3
Accounts payable to LK Property	(2)	2	2
Rent expense to LK Property**	(4)	9	—

Metal X, LLC:
Accounts receivable from Metal X	(1)	12	19
Revenue from product sales to Metal X	(4)	12	344
* Excludes insignificant amount of travel reimbursement.

**Excludes amounts reimbursed to LK Properties for utilities and property tax.

(1) Included in receivable from related parties on the Condensed Consolidated Balance Sheets; balances are as of March 31, 2016 and December 31, 2015.
(2) Included in payable to related parties on the Condensed Consolidated Balance Sheets; balances are as of March 31, 2016 and December 31, 2015.
(3) Included in long-term liabilities on the Condensed Consolidated Balance Sheets; balance is as of March 31, 2016 and December 31, 2015.
(4) Included in the Condensed Consolidated Statements of Operations; balances are for the three months ended March 31, 2016 and March 31, 2015.

NOTE 7– SHARE-BASED COMPENSATION

Following is a summary of stock option activity and number of shares reserved for outstanding options:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	2,152	$5.02	2.7 years	$2.23
Granted	20	5.71	—	3.01
Outstanding at December 31, 2015	2,172	$5.02	1.7 years	$2.24
Outstanding at March 31, 2016	2,172	$5.02	1.5 years	$2.24
Exercisable at March 31, 2016	1,309	$4.96	1.5 years	$2.26
Securities available for grant at March 31, 2016	1,556

Option Grants:

As described in Note 1 - Summary of Significant Accounting Policies and Note 6 - Related Party Transactions, as of December 2, 2013, subject to shareholder approval (which was received during 2014) and vesting provisions, the Company granted options to purchase a total of 1.5 million shares of its common stock to Algar at a per share exercise price of $5.00 pursuant to the Management Agreement. At the annual meeting of shareholders of the Company on October 15, 2014, shareholders approved the issuance of these options. The first 375.0 thousand share options vested and became exercisable on December 1, 2013. The second 375.0 thousand share options vested and became exercisable after the market price of the Company's common stock reached $6.00 per share during 2014. The third 375.0 thousand share options vest and become exercisable only if and after the market price of the Company's common stock reaches $8.00 per share or Company revenue following an acquisition increases by $90.0 million; these conditions have not been met as of March 31, 2016. The fourth 375.0 thousand share options vest and become exercisable only if and after the market price of the Company's common stock reaches $9.00 per share or Company revenue following an acquisition increases by $120.0 million; these conditions have not been met as of March 31, 2016.

As of January 2, 2015, the Company awarded options to purchase 20.0 thousand shares of the Company's common stock to its Chief Financial Officer. These options vest over a three-year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three year anniversary of the grant date. The exercise price per share of the options is $5.71, the fair value of the underlying common stock as of the grant date.

Restricted Stock Unit Grants:

On March 25, 2016, our Compensation Committee granted 32.0 thousand restricted stock units (“RSUs”) to the Company’s Chief Financial Officer (the “CFO”), under the LTIP pursuant to a Restricted Stock Unit Grant Agreement (the “RSU Agreement”). The RSUs were granted to the CFO in lieu of other compensation and as partial payment of the CFO’s bonus related to certain milestone accomplishments during 2015 and early 2016. The grant date fair value is based on the Company's closing common stock price on the day immediately prior to the date of grant. The grant date fair value was $90.2 thousand and has been recognized as expense in the accompanying Condensed Consolidated Statement of Operations. Each RSU vested on April 1, 2016 and represents the right to receive one share of the Company’s common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan.

On March 29, 2016, the Compensation Committee granted 11.4 thousand RSUs to an employee under the LTIP pursuant to an RSU agreement. The grant date fair value is based on the Company's closing common stock price on the day immediately prior to the date of grant. The grant date fair value was $32.0 thousand and will be recognized as expense beginning in the second quarter of 2016. Each RSU vests on March 29, 2018 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan.

Other Equity Transactions:

On August 5, 2015, the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand based on the fair value of our common

NOTE 7– SHARE-BASED COMPENSATION, Continued

stock. The consideration was payable in the form of a reduction of the Company’s $378.0 thousand accrued but unpaid bonus compensation due to Algar pursuant to the Management Agreement between the Company and Algar. See Note 6 - Related Party Transactions.

Subsequent to March 31, 2016, at the Company's next annual meeting, the Company's shareholders will consider a proposal to approve a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange, if approved by the shareholders, would allow the Company to cancel 170.0 thousand stock options previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO.

NOTE 8 - LEGAL PROCEEDINGS

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

NOTE 9 - FINANCING AND RELATED MATTERS

Securities Purchase Agreement

On June 13, 2014, the Company issued 857,143 shares of the Company's common stock pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") to RCP, an investment entity principally owned by Daniel M. Rifkin, former president of OmniSource Corporation and the founder and CEO of MetalX, for an aggregate purchase price of $3.0 million. Pursuant to the Securities Purchase Agreement, the Company also issued to RCP a five-year warrant to purchase 857,143 additional shares of the Company's common stock, exercisable 6 months after the date of the Securities Purchase Agreement for an exercise price of $5.00 per share and expiring June 13, 2019. The net proceeds were allocated between common stock and warrants based on the relative fair value of the common stock and the warrants. The fair value of the warrants was estimated using a pricing model similar to that used for stock options. The Securities Purchase Agreement provides RCP with preemptive rights and a right of first refusal with respect to future securities offerings by the Company. The Company used the proceeds from the Securities Purchase Agreement for general corporate purposes including debt reduction, growth initiatives, capital expenditures, and potential acquisitions. Costs of $104.5 thousand related to the Securities Purchase Agreement have been netted against the proceeds in the statement of shareholders' equity.

Director Designation Agreement

On June 13, 2014, in connection with the Securities Purchase Agreement, the Company and RCP entered into a Director Designation Agreement (the "Director Designation Agreement") pursuant to which RCP will have the right to designate, and require the Company's Board to appoint, up to two directors (each, a "Designated Director"). As of the date of this report, RCP had the right to designate one director. A Designated Director will hold office until (i) his or her term expires and such Designated Director's successor designated by RCP has been appointed or (ii) such Designated Director's earlier death, disability, disqualification, resignation or removal, and RCP shall have the right to appoint any successor to such Designated Director. RCP's designation rights terminate at such time that RCP and its affiliates collectively hold less than 5% of the Company's outstanding common stock. Pursuant to the Director Designation Agreement, the Company and RCP agreed that the designation and appointment of the Designated Director nominees will not violate applicable law and will not cause the Company to become delisted from any securities exchange or other trading market.

NOTE 10 - DISCONTINUED OPERATIONS

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

The Company received cash consideration at closing of $7.5 million, less $150.0 thousand which was retained by Compactor Rentals in connection with working capital adjustments. Compactor Rentals assumed certain liabilities relating to the Waste Services Segment, including but not limited to, current liabilities, warranty liabilities, and post-closing liabilities incurred in connection with transferred contracts. The transaction expenses related to the sale were $350.0 thousand and a gain of $6,031.0 thousand was recorded.

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

Financial information for the Waste Services discontinued operations is summarized as follows:

NOTE 10 - DISCONTINUED OPERATIONS, Continued

2015
(in thousands)
Revenue from services and product sales	$1,929
Cost of sales for services	1,423
Selling, general, and administrative expenses	202
Gain on the sale of equipment	6
Net income	$310

2015
(in thousands)
Cash flows from operating activities
Net income from discontinued operations	$310
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	106
Gain on sale of property and equipment	(6)
Change in assets and liabilities
Receivables	212
Inventories	(1)
Other assets	(3)
Accounts payable	354
Other current liabilities	25
Net cash from operating activities	$997
Cash flows from investing activities
Proceeds from sale of property and equipment	6
Purchases of property and equipment	(121)
Net cash used in investing activities	$(115)

A pro forma summary of continuing operations for the three months ended March 31, 2015 assuming the Waste Services Segment was sold at the beginning of the quarter is as follows (unaudited):

2015
(in thousands, except per share data)
Total revenue	$16,269
Net loss from continuing operations	(3,411)
Net loss	(3,101)

Net loss from continuing operations per share	$(0.43)
Net loss per share	(0.39)

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the accompanying notes thereto included elsewhere in this report.
Cautionary Statement Regarding Forward-Looking Statements
The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include availability of liquidity, fluctuations in commodity prices and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission.

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

On December 4, 2015, the Company sold substantially all assets of its Waste Services Segment. The Waste Services Segment provided waste management services including contract negotiations with service providers, centralized billing, invoice auditing and centralized dispatching. This segment also rented, leased, sold and serviced waste handling and recycling equipment, such as trash compactors and balers, to end-use customers. The Waste Services Segment has been classified as discontinued operations in this Form 10-K in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20-55. Results of discontinued operations are excluded from the condensed consolidated financial information for all periods presented, unless otherwise noted. See Note 10 - Discontinued Operations in the accompanying Notes to Condensed Consolidated Financial Statements.

Our core business is focused on the recycling industry. We intend to work to manage our costs, improve gross margins and increase scrap metal volumes at all of our facilities. We intend to work to increase efficiencies and productivity in our core business while our Board of Directors evaluates various growth and strategic options, an evaluation previously conducted by a special committee of the Board of Directors.

Since 2014, the Company has been managed under a Management Services Agreement (“Management Agreement”) with Algar, Inc. (“Algar”). Under the Management Agreement, Algar provides us with day-to-day senior executive level operating management services. Algar also provides business, financial, and organizational strategy and consulting services, as our Board of Directors may reasonably request from time to time. Under the Management Agreement, the Company and Algar agreed to use their best efforts to effect a business combination between them as soon as is reasonably practicable. The Company and Algar have not effected a business combination transaction to date and negotiations are currently in abeyance.

Liquidity and Capital Resources

Our cash requirements generally consist of working capital, capital expenditures and debt service. Our primary sources of liquidity during 2015 were cash flows generated from asset sales and the idling of our auto shredder operation. These steps are more fully described below and in the accompanying Notes to the Condensed Consolidated Financial Statements. Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We have also been able to manage liquidity by deferring certain rent payments made to related parties. See Note 6 - Related Party Transactions in the accompanying Notes to Condensed Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of March 31, 2016, we held cash and cash equivalents of $0.4 million.

During 2015, the Company experienced significant liquidity challenges related to the severe metal market downturn and associated loan defaults. Management took the below steps. Also, for further detail, see Our Response to 2015 Commodity Markets and Liquidity Conditions in Note 1 - Summary of Significant Accounting Policies in the accompanying Notes to Condensed Consolidated Financial Statements.

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

During 2015, the Company paid down debt by $16.3 million and favorably improved borrowing availability, primarily as a result of the above actions. As more fully described in Note 10 - Discontinued Operations in the accompanying Notes to Condensed Consolidated Financial Statements, the Waste Services Segment provided positive operating cash flow that will no longer be available to the Company.

On February 29, 2016, the Company refinanced its Wells Fargo debt with a new lender, MidCap, which provides improved liquidity.

Our sources of liquidity during 2014 and 2015 have primarily consisted of proceeds from asset and equity sales as well as the idling of our auto shredder. Influenced primarily by the length and depth of the metals market downturn, we may not be able to fund our future capital needs, including necessary working capital, funds for capital expenditures or acquisition financing, from operating cash flow. Consequently, we may have to rely on third-party sources to fund our capital needs or we may have to rely on further asset sales or similar actions. We may be unable to obtain third-party financing or conduct asset sales on favorable terms or at all, which could materially and adversely affect our operating results, cash flow and liquidity. Furthermore, we cannot provide assurance that sufficient liquidity can be raised from one or more of these sources or that a desired transaction could be consummated within the period needed to meet certain obligations.

Credit facilities and notes payable

During 2015, the Company had certain loans with KY Bank and Wells Fargo. As of December 31, 2014, the Company was in default under the Wells Fargo loans and during the second half of 2015 entered into a Forbearance Agreement with Wells Fargo whereby the due dates on the loans were accelerated and the Company was required to take certain actions.

During 2015, as more fully described above, the Company took steps to pay down debt and increase liquidity.

On December 4, 2015, in conjunction with the above-noted sale of substantially all assets of the Company’s Waste Services Segment, the Company paid off the KY Bank loans and certain Wells Fargo loans. As of December 31, 2015, the Company had an outstanding balance of $19.7 thousand to Wells Fargo. Subsequent to December 31, 2015, the Company closed on new financing with MidCap and paid off in full remaining amounts due to Wells Fargo.

See Note 1 - Summary of Significant Accounting Policies and Note 3 - Long Term Debt and Notes Payable to Bank in the accompanying Notes to Condensed Consolidated Financial Statements for further details on long term debt and notes payable.

Results of Operations
The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Three months ended
	March 31,
	2016	2015
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	103.0%	116.8%
Selling, general and administrative expenses	20.0%	5.8%
Loss before other expenses	(22.9)%	(22.6)%

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Total revenue decreased $10.3 million or 63.1% to $6.0 million in the first quarter of 2016 compared to $16.3 million in the same period in 2015. This decrease was primarily due to the May 2015 warm idle of the Company's shredder operations, as well as significant metal commodity price declines and associated volume decreases. Revenue from the Company's shredder operations were $0.0 million for the first quarter of 2016 and $8.3 million for the same period in 2015, a decrease of $8.3 million. The remaining decrease was due primarily as a result of lower average selling prices (ASP) coupled with a related decrease in nonferrous volumes, partially offset by increased ferrous volumes. Nonferrous material shipments decreased by 1.1 million pounds, or 14.2%, along with a decrease in the average selling price of nonferrous material of $0.22 per pound, or 25.2%, for the three months ended March 31, 2016 compared to three months ended March 31, 2015. For the three months ended March 31, 2016 compared to three months ended March 31, 2015, the Company experienced a decrease in the average selling price of ferrous material of $90 per gross ton, or 39.5%. For the three months ended March 31, 2016 compared to three months ended March 31, 2015, the Company experienced an increase in ferrous material shipments of 3,137 tons, or 33.4%. This increase in ferrous material shipments was primarily a result of the May 2015 warm idle of the Company's shredder operations. Due to the idling of the Company's shredder operations, materials previously sold and classified as shredder shipments during the three months ended March 31, 2015 were purchased and sold through the ferrous operations for the three months ended March 31, 2016.
Total cost of sales decreased $12.8 million or 67.5% to $6.2 million in the first quarter of 2016 compared to $19.0 million for the same period in 2015. This decrease was primarily due to the May 2015 warm idling of the Company's shredder operations as well as significant metal commodity price declines and associated scrap metal volume decreases. Cost of sales from the Company’s shredder operations were $0.0 million for the three month period ended March 31, 2016 compared to $9.9 million for the three month period ended March 31, 2015, resulting in a $9.9 million decrease. The remaining decrease in cost of sales relates to lower shipping volumes and lower metal commodity prices as noted in the above paragraph.
Total cost of sales as a percent of revenue was lower during the first quarter of 2016 as compared to the same period in 2015. The metals commodity markets stabilized during the first quarter of 2016 as compared to the same period in 2015, which, despite lower ASP, allowed for improved gross margins.

SG&A expenses increased $0.3 million to $1.2 million in the first quarter of 2016 compared to $0.9 million in the same period in 2015. As a percentage of revenue, SG&A expenses were 20.0% in 2016 compared to 5.8% in 2015.

Certain SG&A expenses increased primarily due to:

•	An increase in labor, overtime and bonus expense and director fees of $0.1 million; and

•	An increase in consulting expense of $0.1 million.

Other income (expense) was expense of $48.0 thousand for the three month period ended March 31, 2016 compared to income of $275.0 thousand for the three month period ended March 31, 2015. This $323.0 thousand change is a result of a $103.0 thousand decrease in interest expense, which is a result of the significant steps that the Company took during 2015 to reduce debt and improve liquidity, and a $424.0 thousand decrease in the gain on sale of assets, which was primarily due to a gain during the first quarter of 2015 on the sale of our former Seymour, Indiana location and moving our facility to a leased property in the same general area.

The income tax provision decreased $7.0 thousand to $1.0 thousand in the first quarter of 2016 compared to a $8.0 thousand in the same period in 2015. The effective tax rates in 2016 and 2015 were (0.1)% and (0.2)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded a full valuation allowance, which is continuing through March 31, 2016. We also have several state and franchise taxes payable based on gross receipts.

Financial condition at March 31, 2016 compared to December 31, 2015

Cash and cash equivalents decreased $0.2 million to $0.4 million as of March 31, 2016 compared to $0.6 million as of December 31, 2015.

Net cash used in operating activities was $1.6 million for the three month period ended March 31, 2016. The net cash used in operating activities is primarily due to a net loss of $1.4 million, an increase in receivables of $426.0 thousand, an increase in inventories of $416.0 thousand, and a decrease in accounts payables of $257.0 thousand; partially offset by a decrease in receivables from related parties of $145.0 thousand, depreciation of $550.0 thousand, stock option expense of $136.0 thousand, and an increase in other current liabilities of $123.0 thousand.

Net cash used in financing activities was $1.4 million for the three month period ended March 31, 2016. In the three month period ended March 31, 2016, we received proceeds from debt of $1.7 million less capitalized loan fees in the amount of $241.0 thousand.

Accounts receivable trade increased $0.4 million or 25.5% to $2.1 million as of March 31, 2016 compared to $1.7 million as of December 31, 2015 due to a slight increase in volume and metal commodity prices during the three month period ended March 31, 2016 compared to the three month period ended December 31, 2015. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.

Inventories consist principally of ferrous and nonferrous scrap materials. We value inventory at the lower of cost or market. Inventory increased $0.4 million, or 17.3%, to $2.8 million as of March 31, 2016 compared to $2.4 million as of December 31, 2015. This increase is primarily due to the Company holding inventory during March 2016 in anticipation of rising near-term market prices.

Inventory aging for the period ended March 31, 2016 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$2,422	$156	$38	$204	$2,820
Other	6	—	—	—	6
Total	$2,428	$156	$38	$204	$2,826
Inventory aging for the period ended December 31, 2015 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$2,014	$107	$74	$212	$2,407
Other	3	—	—	—	3
Total	$2,017	$107	$74	$212	$2,410

Inventory in the "1-30 days" category increased by $411.0 thousand from December 31, 2015 to March 31, 2016. This increase is primarily due to the Company holding inventory during March 2016 in anticipation of rising near-term market prices.

Accounts payable trade decreased $257.0 thousand or 11.9% to $1.9 million as of March 31, 2016 compared to $2.2 million as of December 31, 2015. The accounts payable balance decreased due to timing of purchases from and payments made to our vendors.

Working capital increased $2.2 million to $3.0 million as of March 31, 2016 compared to $0.8 million as of December 31, 2015.

The increase was primarily due to an increase in accounts receivables of $426.0 thousand, and increase in inventories of $416.0 thousand, and increase in prepaid expenses of $8.0 thousand, decreases in accounts payable and payable to related parties of $257.0 thousand and $1.6 million, respectively, offset by a decrease in receivables from related parties of $145.0 thousand, and an increase in current maturities of long-term debt of $1.6 million.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2016.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$3,171	$—	$1,667	$1,504	$—
Operating lease obligations (1)	2,707	1,154	1,359	194	—
Total	$5,878	$1,154	$3,026	$1,698	$—

(1)	See Note 4 - Lease Commitments and Note 6 - Related Party Transactions for detailed information related to the Company's operating lease obligations.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the expired interest rate swaps, for which changes in value are accounted for in other comprehensive income.

Long-term debt, including the current portions thereof, increased $3.2 million to $3.2 million as of March 31, 2016 compared to $20.0 thousand as of December 31, 2015. As discussed in the Liquidity and Capital Resources section above, the Company took steps in 2015 to pay down debt and increase liquidity. On December 4, 2015, in conjunction with the sale of substantially all assets of the Company’s Waste Services Segment, the Company paid off the substantially of all its debt. On February 29, 2016, the Company refinanced its remaining debt with a new lender. During the three month period ended March 31, 2016, the Company received proceeds from debt of $1.7 million. Additionally, on February 29, 2016, the Company entered into a subordinated, unsecured debt with related parties in the amount of $1.5 million. See Note 6 - Related Party Transactions for additional information.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company adopted ASU 2014-15 in the first quarter of 2016 and noted no impact from the adoption on its Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. Early application is permitted, and upon adoption, ASU 2015-03 should be applied on a retrospective basis. The Company adopted ASU 2015-03 in the first quarter of 2016 and presented debt issuance costs related to a revolving credit arrangement as an asset and will amortize ratably over the term of the arrangement.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. We do not expect the standard to have a material impact on our Condensed Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our Condensed Consolidated Financial Statements.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Condensed Consolidated Financial Statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A - Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES
(a) Disclosure controls and procedures.
ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2016, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.
(b) Changes to internal control over financial reporting.
There were no changes in ISA’s internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2015. You should carefully consider the risk factors in our 2015 Form 10-K, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	May 13, 2016	By /s/ Orson Oliver
Orson Oliver
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	May 13, 2016	By /s/ Todd L. Phillips
Todd L. Phillips, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Asset Purchase Agreement Amendment No. 1 dated April 1, 2016, by and among Industrial Services of America, Inc., WESSCO, LLC, and Compactor Rentals of America, LLC.
10.2	Asset Purchase Agreement Amendment No. 2 dated April 15, 2016, by and among Industrial Services of America, Inc., WESSCO, LLC, and Compactor Rentals of America, LLC.
31.1	Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended March 31, 2016.
31.2	Rule 13a-14(a) Certification of Todd L. Phillips for the Form 10-Q for the quarter ended March 31, 2016.
32.1	Section 1350 Certification of Orson Oliver and Todd L. Phillips for the Form 10-Q for the quarter ended March 31, 2016.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document