Form 10-K/A
period 2015-12-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2016-07-11
CIK 4187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________
Commission File Number 0-20979
INDUSTRIAL SERVICES OF AMERICA, INC.
_______________________________________________________________________________________________________
(Exact Name of Registrant as specified in its Charter)

Florida	59-0712746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7100 Grade Lane, Louisville, Kentucky	40213
(Address of principal executive offices)	(Zip Code)
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
EXPLANATORY NOTE
            Industrial Services of America, Inc. (the “Company") filed its Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) with the Securities and Exchange Commission (the “SEC”) on March 25, 2016.  The Company is filing this Amendment No. 1 on Form 10-K/A (this "Form 10-K/A") to include a Consent of Independent Registered Public Accounting Firm as Exhibit 23.
            Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the 2015 Form 10-K filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendment discussed.  Other than the addition of Exhibit 23 referred to above, all other information in the 2015 Form 10-K remains unchanged.

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

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:	July 11, 2016	By :	/s/ Orson Oliver

Orson Oliver, Chairman of the Board and Interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Orson Oliver	Chairman of the Board and Interim Chief Executive Officer	July 11, 2016
Orson Oliver	(Principal Executive Officer)

/s/ Todd Phillips	Chief Financial Officer	July 11, 2016
Todd Phillips	(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits

2.1	**
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

10.35	**	Term Note, date February 29, 2016, issued by the Company to K&R, LLC.

10.36	**	Term Note, date February 29, 2016, issued by the Company to 7100 Grade Lane, LLC.

10.37	**	Intercreditor and Subordination Agreement, dated February 29, 2016, among the Company and K&R, LLC for the benefit of MidCap Business Credit LLC.

10.38	**	Intercreditor and Subordination Agreement, dated February 29, 2016, among the Company and 7100 Grade Lane, LLC for the benefit of MidCap Business Credit LLC.

10.39	**	Restricted Stock Unit Grant Agreement, dated March 25, 2016, between the Company and Todd L. Phillips.*

10.40	**	Retention Agreement, dated March 25, 2016, between the Company and Todd L. Phillips.*

11	**	Statement of Computation of Earnings Per Share (See Note 9 in the accompanying Notes to Consolidated Financial Statements).

21	**	List of subsidiaries of Industrial Services of America, Inc.

23		Consent of Independent Registered Public Accounting Firm.

31.1	**	Rule 13a-14(a) Certification of Orson Oliver for the Form 10-K for the year ended December 31, 2015.

31.2	**	Rule 13a-14(a) Certification of Todd Phillips for the Form 10-K for the year ended December 31, 2015.

31.3		Rule 13a-14(a) Certification of Orson Oliver for the Form 10-K/A for the year ended December 31, 2015.

31.4		Rule 13a-14(a) Certification of Todd Phillips for the Form 10-K/A for the year ended December 31, 2015.

32.1	**	Section 1350 Certification of Orson Oliver and Todd Phillips for the Form 10-K for the year ended December 31, 2015.

32.2		Section 1350 Certification of Orson Oliver and Todd Phillips for the Form 10-K/A for the year ended December 31, 2015.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Document

101.DEF		XBRL Taxonomy Extension Definitions Document

101.LAB		XBRL Taxonomy Extension Labels Document

101.PRE		XBRL Taxonomy Extension Presentation Document
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

NOTE 2 - MANAGEMENT SERVICES AGREEMENT WITH ALGAR, INC. (Continued)

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

In connection with the Management Agreement, Mr. Garber and Orson Oliver, the Company’s interim Chief Executive Officer and Chairman of the board of directors, received an Irrevocable Proxy from each of Harry Kletter, K & R, LLC (K&R) and the Harry Kletter Family Limited Partnership (collectively, “Kletter”), which provides Mr. Oliver and Mr. Garber joint voting authority over the shares owned by Kletter, approximately 25.7% of the Company’s issued and outstanding common stock. As

NOTE 2 - MANAGEMENT SERVICES AGREEMENT WITH ALGAR, INC. (Continued)

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

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE TO BANK (Continued)

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

NOTE 4 - LEASE COMMITMENTS (Continued)

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

NOTE 7 - INCOME TAXES (Continued)

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

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 15 - DISCONTINUED OPERATIONS (Continued)

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