Form 10-Q
period 2016-06-30
INDUSTRIAL SERVICES OF AMERICA INC
filed 2016-08-12
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2016: 8,067,289.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2016	December 31, 2015
	(Unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$415	$642
Income tax receivable	9	14
Accounts receivable – trade (after allowance for doubtful accounts of $35.0 thousand and $35.0 thousand in 2016 and 2015, respectively)	3,452	1,669
Receivables from related parties	144	208
Inventories	3,182	2,410
Prepaid expenses and other current assets	80	160
Total current assets	7,282	5,103
Net property and equipment	14,318	14,152
Other assets
Deferred income taxes	62	97
Other non-current assets	250	82
Total other assets	312	179
Total assets	$21,912	$19,434

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2016	December 31, 2015
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$—	$20
Current maturities of capital lease obligations	91	—
Bank overdrafts	140	—
Accounts payable	1,726	2,152
Payable and accrued expenses to related parties	491	1,922
Other current liabilities	325	194
Total current liabilities	2,773	4,288
Long-term liabilities
Long-term debt, net of current maturities	3,020	—
Long-term debt, net of current maturities, related parties	1,504	—
Capital lease obligations, net of current maturities	1,185	—
Total long-term liabilities	5,709	—
Shareholders' equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2016 and 2015; 8,068,971 and 8,049,622 shares issued in 2016 and 2015; 8,038,281 and 8,018,932 shares outstanding in 2016 and 2015	27	27
Additional paid-in capital	23,891	23,555
Stock warrants outstanding	1,025	1,025
Retained losses	(11,469)	(9,417)
Treasury stock at cost, 30,690 shares in 2016 and 2015	(44)	(44)
Total shareholders' equity	13,430	15,146
Total liabilities and shareholders' equity	$21,912	$19,434

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenue from product sales	$10,121	$13,769	$16,119	$30,038
Total revenue	10,121	13,769	16,119	30,038
Cost of sales for product sales	9,406	13,999	15,581	31,572
Inventory adjustment for lower of cost or market	—	—	—	791
Impairment loss, property and equipment	—	—	—	637
Total cost of sales	9,406	13,999	15,581	33,000
Selling, general and administrative expenses	1,191	1,069	2,390	2,015
Loss before other income (expense)	(476)	(1,299)	(1,852)	(4,977)
Other income (expense)
Interest expense, including loan fee amortization	(114)	(147)	(173)	(309)
Gain (loss) on sale of assets	—	(103)	—	322
Other income (expense), net	2	15	13	27
Total other income (expense)	(112)	(235)	(160)	40
Loss before income taxes	(588)	(1,534)	(2,012)	(4,937)
Income tax provision	39	—	40	8
Net loss from continuing operations	$(627)	$(1,534)	$(2,052)	$(4,945)
Income from discontinued operations, net of tax	—	334	—	644
Net loss	$(627)	$(1,200)	$(2,052)	$(4,301)

Net income (loss) per share of common stock:
Basic:
Continuing operations	$(0.08)	$(0.19)	$(0.26)	$(0.62)
Discontinued operations	—	0.04	—	0.08
Diluted:
Continuing operations	$(0.08)	$(0.19)	$(0.26)	$(0.62)
Discontinued operations	—	0.04	—	0.08

Weighted average shares outstanding:
Basic	8,038	7,968	8,029	7,968
Diluted	8,038	7,968	8,029	7,968

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)		(in thousands)
Net loss	$(627)	$(1,200)	$(2,052)	$(4,301)

Other comprehensive income (loss):
Unrealized gain (loss) on derivative instruments	—	4	—	(6)

Comprehensive income (loss)	$(627)	$(1,196)	$(2,052)	$(4,307)

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of December 31, 2015	8,049,622	$27	$23,555	$1,025	$(9,417)	(30,690)	$(44)	$15,146
Common stock	19,349	—	—	—	—	—	—	—
Share-based compensation	—	—	336	—	—	—	—	336
Net loss	—	—	—	—	(2,052)	—	—	(2,052)
Balance as of June 30, 2016	8,068,971	$27	$23,891	$1,025	$(11,469)	(30,690)	$(44)	$13,430

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
	(in thousands)
Cash flows from operating activities
Net loss from continuing operations	$(2,052)	$(4,945)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	1,119	1,193
Inventory write-down	—	791
Impairment loss, property and equipment	—	637
Share-based compensation expense	336	211
Gain on sale of property and equipment	—	(322)
Amortization of loan fees included in interest expense	70	30
Change in assets and liabilities
Receivables	(1,783)	5,039
Receivables from related parties	64	(90)
Inventories	(772)	541
Income tax receivable/payable	5	—
Other assets	83	(57)
Deferred income taxes	35	—
Accounts payable	(426)	502
Payables to related parties	73	(47)
Other current liabilities	131	267
Net cash (used in) from operating activities	(3,117)	3,750
Cash flows from investing activities
Proceeds from sale of property and equipment	—	2,180
Purchases of property and equipment	—	(48)
Net cash from investing activities	—	2,132
Cash flows from financing activities
Loan fees capitalized	(241)	—
Change in bank overdrafts	140	(79)
Payments on long-term debt	(20)	(7,178)
Proceeds from long-term debt	—	90
Payments on capital lease obligations	(9)	—
Proceeds from revolving line of credit, net	3,020	—
Net cash from (used in) financing activities	2,890	(7,167)
Cash flows from discontinued operations
Net cash provided by operating activities	—	1,097
Net cash used in investing activities	—	(280)
Net cash from discontinued operations	—	817
Net change in cash and cash equivalents	(227)	(468)
Cash and cash equivalents at beginning of period	642	1,059
Cash and cash equivalents at end of period	$415	$591
Supplemental disclosure of cash flow information:
Cash paid for interest	$82	$326
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in equipment purchases accrual	$—	$(30)
Equipment additions financed by capital lease obligations	1,285	—

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

The Company's Response to 2015 Commodity Markets and Liquidity Conditions:

During 2015, our average selling price per unit of quantity decreased by 49.4% and 24.9% for ferrous and nonferrous material, respectively, compared to 2014. Due to these deteriorating metals commodity market conditions, ISA took significant steps to improve liquidity and pay down debt during 2015 and early 2016. These steps are described below.

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

On May 13, 2015, the Company announced the warm idle of the Company’s auto shredder. This action was in response to market conditions, primarily related to ferrous price volatility and lower ferrous volumes. Management will continue to monitor and analyze market conditions and to review the Company’s long-term options for its shredder and related downstream processing operation. The costs of idling were recognized in the second quarter of 2015 financial statements. As a result of the continued operating losses from the shredder operations, management reviewed the carrying cost of the shredder, including the downstream processing system. The Company recognized an asset impairment charge during the first quarter of 2015 of approximately $636.6 thousand related to the shredder’s downstream processing system. This charge was recorded as an impairment charge on property and equipment within the cost of goods section in the June 30, 2015 condensed consolidated statement of operations. As of the date of this report, the shredder remains idled. The Company continues to depreciate the assets associated with the shredder. Working capital, which would otherwise have been utilized in operating the shredder, was used to reduce debt and improve liquidity.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

The Company received cash consideration at closing of $7.5 million, less $150.0 thousand retained by Compactor Rentals (the "Holdback"). Compactor Rentals assumed certain liabilities relating to the Waste Services Segment, including but not limited to, current liabilities, warranty liabilities, and post-closing liabilities incurred in connection with transferred contracts.

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

In connection with the closing of the transaction, the Company entered into a transition services agreement with Compactor Rentals, pursuant to which the Company will provide certain services to Compactor Rentals until March 31, 2017.

See Note 10 - Discontinued Operations for further details related to the sale of the Waste Services Segment.

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

Liquidity

The Company's sources of liquidity from 2014 to present have primarily consisted of proceeds from asset and equity sales as well as the idling of the auto shredder and refinancing of its working capital line of credit.  Influenced primarily by the length and depth of the metals market downturn and the Company's ongoing operating losses, we may not be able to fund the Company's future capital needs, including necessary working capital, funds for capital expenditures or debt service, from operating cash flow.  Consequently, we may have to rely on third-party sources to fund our capital needs or we may have to rely on further asset sales or similar actions.  We may be unable to obtain third-party financing or conduct asset sales on favorable terms or at all, which could materially and adversely affect our operating results, cash flow and liquidity.  Furthermore, we cannot provide assurance that sufficient liquidity can be raised from one or more of these sources or that a desired transaction could be consummated within the period needed to meet certain obligations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2016 and the results of our operations and changes in our cash flows for the periods ended June 30, 2016 and 2015. Results of operations for the period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2015 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2015, on file with the Securities and Exchange Commission.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at June 30, 2016 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$415	$—	$415
Liabilities:
Long-term debt	$—	$(3,020)	$(3,020)
Long term debt, related parties	—	(1,504)	(1,504)
Capital lease obligations	—	(1,276)	(1,276)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 (except impairment of property and equipment) fair value measurements for the six month periods ended June 30, 2016 or 2015.

Common Stock and Share-based Compensation Arrangements

The Company has a Long Term Incentive Plan adopted in 2009 ("LTIP") under which it may grant equity awards for up to 2.4 million shares of common stock, which are reserved by the Board of Directors for issuance of equity awards. The Company provides compensation benefits by granting stock options and other share-based awards to employees and directors. The exercise price of each option is equal to the market price of our stock on the date of grant. The maximum term of the option is five years. The plan is accounted for based on FASB’s authoritative guidance titled "ASC 718 - Compensation - Stock Compensation."  The Company recognizes share-based compensation expense for the fair value of the awards, on the date granted, on a straight-line basis over their vesting term. Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on our historical experience and future expectations.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

Subsequent Events

The Company has evaluated the period from June 30, 2016 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and identified the following:

The Company filed an insurance claim related to roofs on certain of its buildings due to weather related damage.  Subsequent to June 30, 2016, the Company received a check from its insurance company for $571.4 thousand as an “undisputed payment” related to this claim. The Company may seek additional amounts for damages as well. The final outcome of the insurance claim is unknown.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the standard to have a material impact on the Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods.  Upon adoption, ASU 2015-03 should be applied on a retrospective basis. The Company adopted ASU 2015-03 in the first quarter of 2016 and presented debt issuance costs related to a revolving credit arrangement as an asset which will amortize ratably over the term of the arrangement.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. The Company does not expect the standard to have a material impact on the Condensed Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the Condensed Consolidated Financial Statements.

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

Management spent much of 2014 and early 2015 working to assess the Company's automobile shredder residue ("ASR") process. Significant process and strategy changes associated with the ASR process were made. These changes, combined with the significant metals market reduction in market demand and prices experienced in late 2014 and through 2015, caused management to perform a lower of cost-or-market assessment, which resulted in inventory write-downs during the first quarter of 2015 in the amount of $0.8 million charged to cost of sales as a result of impairment associated primarily with ferrous market price decreases. The Company did not have a lower of cost-or-market inventory write-down in the six month period ended June 30, 2016.

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

Inventories as of June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016				December 31, 2015
	Raw Materials	Finished Goods	Processing Costs	Total (unaudited)	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Ferrous and non-ferrous materials	$2,154	$495	$529	$3,178	$1,354	$649	$404	$2,407
Other	—	4	—	4	—	3	—	3
Total inventories for sale	$2,154	$499	$529	$3,182	$1,354	$652	$404	$2,410

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

Summary:

During 2014, the Company had certain loans with Wells Fargo and certain loans with KY Bank. As of December 31, 2014, the Company was in default under the Wells Fargo loans and during the second half of 2015 entered into a Forbearance Agreement with Wells Fargo whereby the due dates on the loans were accelerated and the Company was required to take certain actions. During 2015, as more fully described in Note 1 - Summary of Significant Accounting Policies and General, the Company took steps to pay down debt and increase liquidity. On December 4, 2015, in conjunction with the sale of substantially all assets of the Company’s Waste Services Segment, the Company paid off the KY Bank loans and certain Wells Fargo loans. As of December 31, 2015, the Company had an outstanding balance of $19.7 thousand to Wells Fargo. On February 29, 2016, the Company closed on new financing with MidCap and paid off in full remaining amounts due to Wells Fargo. Additionally on February 29, 2016, the Company converted certain amounts payable to related parties into unsecured term notes payable to the same related parties as more fully described in Note 6 - Related Party Transactions. See Note 1 - Summary of Significant Accounting Policies and General below for further details.

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

The interest rate on the 2016 Loan is equal to the prime rate (3.5% as of June 30, 2016) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate will increase by 300 basis points (3.00%). The 2016 Loan also has a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

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

The 2016 Loan had availability of $1.4 million as of June 30, 2016.

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

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK, Continued

The Credit Agreement also provided the Company with a secured equipment term loan of $2.8 million (the "Term Loan"). The Company used the proceeds from the Credit Agreement to repay in full its prior credit facility.

As of December 31, 2015, the Company had $0.8 million available under the Revolving Loan.

The Bank of Kentucky:

Until December 4, 2015, WESSCO owed amounts under two promissory notes (collectively, the "KY Bank Notes") in favor of KY Bank, one in the amount of $3.0 million (the "Term Note") and one in the amount of $1.0 million (the "Line of Credit Note"). Additionally, on January 15, 2015, the Company signed a new line of credit ("2015 Line of Credit Note") in the amount of $1.0 million with KY Bank. The draw period for the 2015 Line of Credit Note was set to expire on January 14, 2016. All amounts under the KY Bank Notes were repaid on December 4, 2015 in conjunction with the sale of a majority of the assets of the Company's Waste Services Segment. The Company used the proceeds from the Term Note to pay $3.0 million against a previous Company loan. WESSCO used proceeds from the Line of Credit Note and the 2015 Line of Credit Note to purchase additional equipment. The Company signed a $3.0 million demand promissory note in favor of WESSCO in exchange for the proceeds of WESSCO's Term Note.  All amounts owed to KY Bank were paid in full as of December 4, 2015 and no further amounts can be borrowed under the facilities.

Amounts owed to K&R, LLC and 7100 Grade Lane, LLC are more fully described in Note 6 - Related Party Transactions.

Long term debt as of June 30, 2016 and December 31, 2015 consisted of the following:

	2016	2015
	(Unaudited)
	(in thousands)
Revolving credit facility with MidCap at June 30, 2016 and Wells Fargo at December 31, 2015, see above description for additional details.	$3,020	$20
K&R, LLC related party note (See Note 6 - Related Party Transactions)	884	—
7100 Grade Lane, LLC related party note (See Note 6 - Related Party Transactions)	620	—
	4,524	20
Less current maturities	—	20
	$4,524	$—

The annual maturities of long term debt (in thousands) for the next five twelve-month periods and thereafter ending June 30 of each year are as follows:

2017	$—
2018	3,020
2019	—
2020	1,504
2021	—
Total	$4,524

NOTE 4 - LEASE COMMITMENTS

Operating Leases:

The Company leases a portion of its Louisville, Kentucky facility from a related party (see Note 6 - Related Party Transactions) under an operating lease expiring December 31, 2017 (the 7100 Lease). The lease amount is $53.8 thousand per month. In addition, the Company is responsible for real estate taxes, insurance, utilities and maintenance expense.

As described in Note 1 - Summary of Significant Accounting Policies and General, the Company signed a lease, effective December 1, 2014, to lease a facility in the Seymour, Indiana area. This lease is for a period of three years. The Company has the option to extend the lease for three (3) additional three (3) year periods. Rent is $8.0 thousand per month and increases each year by $0.2 thousand per month. In the event ISA exercises the option to renew the lease for a second three-year term, at the end of the second three-year term, ISA has the option to purchase the property.

The Company signed a lease, effective October 1, 2014, to lease three cranes for $28.9 thousand per month (the "Crane Lease"). This lease was for a period of five years. On May 1, 2016, the Company entered into an amendment to the Crane Lease, whereby the lease converted from an operating lease to a capital lease. See details below in Capital Leases section.

The Company previously leased equipment from a related party (see Note 6 - Related Party Transactions) under an operating lease for a monthly payment of $5.5 thousand. The lease expired November 2015.

The Company previously leased equipment from a related party (see Note 6 - Related Party Transactions) under an operating lease for a monthly payment of $5.0 thousand.  The lease expired May 2016.

The Company previously leased office space in Dallas, Texas.  The lease expired April 2015.

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

As described in Note 1 - Summary of Significant Accounting Policies and General, on April 30, 2015, the Company entered into a lease agreement with LK Property (see Note 6 - Related Party Transactions), for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to terminate the lease and vacate the leased premises upon 90 days notice. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

Future minimum lease payments for operating leases for the next five twelve-month periods ending June 30 of each year, in thousands, as of June 30, 2016 are as follows:

2017	$782
2018	401
2019	29
2020	—
2021	—
Future minimum lease payments	$1,212

Total lease expense for the six months ended June 30, 2016 and 2015 was $564.0 thousand and $674.7 thousand, respectively.

NOTE 4 - LEASE COMMITMENTS, Continued

Capital Leases:

On May 1, 2016, the Company entered into an amendment to the Crane Lease, whereby the lease is extended through April 30, 2021. Payments are $14.5 thousand per month for the first twelve months following the amendment date, followed by monthly payments of $31.3 thousand thereafter for the reminder of the lease term. There is no bargain purchase option associated with the Crane Lease. Based on the new lease terms, the Company classified the Crane Lease as a capital lease. At inception, the Company recorded a capital lease obligation of $1.3 million. The Company used a weighted average cost of capital of 9.3% to calculate the capital lease obligation. As of June 30, 2016, the Company has recorded $42.8 thousand in depreciation expense and $19.9 thousand in interest expense related to the Crane Lease.

Future minimum lease payments for the next five twelve-months periods ending June 30 of each year, in thousands, as of June 30, 2016 are as follows:

	Total	Principal	Interest
2017	$207	$91	$116
2018	375	277	98
2019	375	304	71
2020	375	333	42
2021	282	271	11
	$1,614	$1,276	$338

NOTE 5 – PER SHARE DATA

The computation for basic and diluted earnings (loss) per share is as follows:

Six months ended June 30, 2016 compared to six months ended June 30, 2015:

	2016	2015
	(in thousands, except per share information)
Continuing operations:
Basic loss per share
Net loss	$(2,052)	$(4,945)
Weighted average shares outstanding	8,029	7,968
Basic loss per share	$(0.26)	$(0.62)
Diluted loss per share
Net loss	$(2,052)	$(4,945)
Weighted average shares outstanding	8,029	7,968
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,029	7,968
Diluted loss per share	$(0.26)	$(0.62)

	2016	2015
	(in thousands, except per share information)
Discontinued operations:
Basic income per share
Net income	$—	$644
Weighted average shares outstanding	8,029	7,968
Basic income per share	$—	$0.08
Diluted income per share
Net income	$—	$644
Weighted average shares outstanding	8,029	7,968
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,029	7,968
Diluted income per share	$—	$0.08

NOTE 5 – PER SHARE DATA, Continued

Three months ended June 30, 2016 compared to three months ended June 30, 2015:

	2016	2015
	(in thousands, except per share information)
Continuing operations:
Basic loss per share
Net loss	$(627)	$(1,534)
Weighted average shares outstanding	8,038	7,968
Basic loss per share	$(0.08)	$(0.19)
Diluted loss per share
Net loss	$(627)	$(1,534)
Weighted average shares outstanding	8,038	7,968
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,038	7,968
Diluted loss per share	$(0.08)	$(0.19)

	2016	2015
	(in thousands, except per share information)
Discontinued operations:
Basic income per share
Net income	$—	$334
Weighted average shares outstanding	8,038	7,968
Basic income per share	$—	$0.04
Diluted income per share
Net income	$—	$334
Weighted average shares outstanding	8,038	7,968
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,038	7,968
Diluted income per share	$—	$0.04

NOTE 6 - RELATED PARTY TRANSACTIONS

During the periods ended June 30, 2016 and 2015, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, the Company's Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of June 30, 2016, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

The Company leases a portion of the Louisville, Kentucky facility from 7100 LLC (previously from K&R) under an operating lease, the "7100 Lease", expiring December 2017. Additionally, the Company leased equipment from K&R under operating leases that expired November 2015 and May 2016. See Note 4 - Lease Commitments for additional information relating to the rent and lease agreements with K&R. During 2015 and continuing into 2016, the Company deferred a portion of these lease payments.  A portion of this deferral was converted into a term note during 2016 as described below.

On September 13, 2013, K&R made a $500.0 thousand refundable, non-interest bearing deposit with the Company related to K&R's potential purchase of the Company's formerly owned real property located at 1565 East 4th Street in Seymour, Indiana. The Company was permitted and used the deposited funds for general corporate purposes. K&R did not acquire the property. Under the Company's lending arrangements, a refund of the deposit to K&R would have to be approved by the Company's lenders. This amount was converted into a term note during 2016 as described below.

As of June 30, 2016 and 2015, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

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

NOTE 6 - RELATED PARTY TRANSACTIONS, Continued

For the year ended December 31, 2014, Algar earned a bonus of $428.0 thousand. This amount was reduced by $50.0 thousand related to the real estate sale to SG&D described below. The bonus payable was further reduced on August 5, 2015, when the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand based on the fair value of the Company's common stock. The consideration was payable in the form of a reduction of the Company’s $378.0 thousand accrued but unpaid bonus compensation due to Algar as of August 5, 2015. For the six month period ended June 30, 2016, the Company paid Algar $151.8 thousand related to the accrued but unpaid bonus compensation, leaving a remaining balance of $37.2 thousand in the accrued but unpaid bonus compensation at June 30, 2016 related to the bonus earned in 2014.

Additionally, the Company accrued $168.0 thousand in bonus expense to Algar for the six months ended June 30, 2016 related to a potential bonus to be earned in 2016.

Other transactions with Algar:

During 2016 and 2015, the Company participated in various other transactions with Algar. The Company sold scrap to Algar, bought scrap from Algar, leased equipment to and from Algar, and provided logistical and IT services to Algar. Related to these transactions, the Company has accounts receivable balances from Algar, an accounts payable balance to Algar, along with related income and expense as of June 30, 2016 and 2015.

Board of Directors' fees and consulting fees:

The Company pays board and committee fees to non-employee directors. Additionally, the Company paid financial consulting fees to one of its directors in 2015. Related to these transactions, the Company has accounts payable balances to the Board of Directors for fees and consulting fees, along with related expense at and as of June 30, 2016 and 2015.

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

MetalX:

During 2016 and 2015, the Company held accounts receivables balances from MetalX related to scrap sales. For additional information regarding MetalX, see Note 9 - Financing and Related Matters.

SG&D Ventures, LLC.:

On May 18, 2015, ISA Real Estate LLC agreed to sell to SG&D, an entity owned by shareholders of Algar, including Mr. Garber, an approximately 1-acre parcel of non-essential real estate, located at 7017 Grade Lane, Louisville, Kentucky, for an aggregate purchase price equal to independent third-party appraisal amount of $350.0 thousand.  The Company received this appraisal before the sale. The purchase consideration consisted of $300.0 thousand in cash from SG&D and a credit of $50.0 thousand against bonus compensation previously accrued but not paid to Algar as described above.  The gain on sale of this asset was $1.1 thousand.

NOTE 6 - RELATED PARTY TRANSACTIONS, Continued

Related party balances are as follows, in thousands:

		2016	2015
K&R, LLC and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$74
Property deposit payable to related parties	(2)	—	500
Note payable to related parties	(3)	1,504	—
Accrued interest to related parties	(2)	25	—
Facility rent payable to related parties	(2)	63	821
Equipment rent payable to related parties	(2)	15	132
Facility rent expense to related parties	(4)	323	323
Equipment rent expense to related parties	(4)	30	63
Interest expense to related parties	(4)	25	—

Algar, Inc.:
Accounts receivable from Algar for scrap transactions	(1)	$14	$93
Accounts receivable from Algar for logistical services	(1)	3	19
Accounts receivable from Algar for rental equipment	(1)	17	—
Accounts payable to Algar	(2)	5	28
Bonus payable to Algar	(2)	205	189
Revenue from scrap sales to Algar	(4)	—	62
Revenue from logistical services to Algar	(4)	48	23
Revenue from IT services to Algar	(4)	12	11
Scrap material purchases from Algar	(4)	771	520
Management fee expense	(4)	125	125
Bonus expense to Algar	(4)	168	—
Rental income from Algar	(4)	17	—
Other expenses to Algar	(4)	9	24

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	$176	$250
Board of director fee expense	(4)	62	115

LK Property Investments, LLC:
Lease deposit to LK Property	(1)	$3	$3
Accounts payable to LK Property	(2)	2	1
Rent expense to LK Property**	(4)	18	6
Loss on the sale of assets to LK Property	(4)	—	(102)

Metal X, LLC:
Accounts receivable from Metal X	(1)	$65	$19
Revenue from product sales to Metal X	(4)	74	1,456

SG&D Ventures, LLC:
Gain on the sale of assets to SG&D	(4)	$—	$1

* Excludes insignificant amount of travel reimbursement.

**Excludes amounts reimbursed to LK Properties for utilities and property tax.

(1) Included in receivable from related parties on the Condensed Consolidated Balance Sheets; balances are as of June 30, 2016 and December 31, 2015.

(2) Included in payable to related parties on the Condensed Consolidated Balance Sheets; balances are as of June 30, 2016 and December 31, 2015.

(3) Included in long-term liabilities on the Condensed Consolidated Balance Sheets; balance is as of June 30, 2016 and December 31, 2015.

(4) Included in the Condensed Consolidated Statements of Operations; balances are for the six months ended June 30, 2016 and June 30, 2015.

NOTE 7– SHARE-BASED COMPENSATION

Following is a summary of stock option activity and number of shares reserved for outstanding options:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	2,152	$5.02	2.7 years	$2.23
Granted	20	5.71	—	3.01
Outstanding at December 31, 2015	2,172	$5.02	1.7 years	$2.24
Cancelled	170	5.94	3.4 years	3.13
Outstanding at June 30, 2016	2,002	$4.95	1.0 years	$2.16
Exercisable at June 30, 2016	1,252	$4.91	1.33 years	$2.22
Securities available for grant at June 30, 2016*	1,636

*Securities available for grant include securities available for stock option grants and RSUs.

Option Grants:

As described in Note 1 - Summary of Significant Accounting Policies and General and Note 6 - Related Party Transactions, as of December 2, 2013, subject to shareholder approval (which was received during 2014) and vesting provisions, the Company granted options to purchase a total of 1.5 million shares of its common stock to Algar at a per share exercise price of $5.00 pursuant to the Management Agreement. At the annual meeting of shareholders of the Company on October 15, 2014, shareholders approved the issuance of these options. The first 375.0 thousand share options vested and became exercisable on December 1, 2013. The second 375.0 thousand share options vested and became exercisable after the market price of the Company's common stock reached $6.00 per share during 2014. The third 375.0 thousand share options vest and become exercisable only if and after the market price of the Company's common stock reaches $8.00 per share or Company revenue following an acquisition increases by $90.0 million; these conditions have not been met as of June 30, 2016. The fourth 375.0 thousand share options vest and become exercisable only if and after the market price of the Company's common stock reaches $9.00 per share or Company revenue following an acquisition increases by $120.0 million; these conditions have not been met as of June 30, 2016.

On January 2, 2015, the Company awarded options to purchase 20.0 thousand shares of the Company's common stock to its Chief Financial Officer. These options were scheduled to vest over a three-year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three year anniversary of the grant date. The exercise price per share of the options was $5.71, the fair value of the underlying common stock as of the grant date.  These options were cancelled on June 15, 2016.  See below for further details.

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

NOTE 7– SHARE-BASED COMPENSATION, Continued

On June 15, 2016, at the Company's annual meeting, the Company's shareholders approved a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange allowed the Company to cancel 170.0 thousand stock options, including 20.0 thousand granted in January 2015, previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO.   The RSUs vest as follows if and to the extent that the CFO remains employed by the Company through each of the following dates: (i) on July 1, 2016, 50.00% (45,000) of the RSUs vest and become nonforfeitable; (ii) on December 31, 2016, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iii) on June 30, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iv) on December 31, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; and (v) on June 15, 2018, 12.50% (11,250) of the RSUs vest and become nonforfeitable.  Each RSU represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan.

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	—	$—
Granted	133.4	0.57 years	2.32
Vested	32.0	—	2.82
Outstanding at June 30, 2016	101.4	0.75 years	$2.16

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

NOTE 10 - DISCONTINUED OPERATIONS

As discussed in Note 1 - Summary of Significant Accounting Policies and General, on December 4, 2015, the Company and WESSCO entered into the Asset Purchase Agreement with Compactor Rentals pursuant to which the Company sold its “Waste Services Segment,” consisting of substantially all of the assets used in (i) the Company’s commercial, retail and industrial waste and recycling management services business which the Company operated under the name “Computerized Waste Systems” or “CWS,” and (ii) the Company’s equipment sales, rental and maintenance business for the commercial and industrial waste and recycling industry which the Company operated under the name “Waste Equipment Sales and Service Company."

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

Financial information for the Waste Services discontinued operations is summarized as follows:

NOTE 10 - DISCONTINUED OPERATIONS, Continued

	For the three months ended	For the six months ended
	June 30, 2015	June 30, 2015
	(in thousands)
Revenue from services and product sales	$2,077	$4,006
Cost of sales for services	1,585	3,008
Selling, general, and administrative expenses	160	362
Gain on the sale of equipment	2	8
Net income	$334	$644

For the six months ended
June 30, 2015
(in thousands)
Cash flows from operating activities
Net income from discontinued operations	$644
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	221
Gain on sale of property and equipment	(8)
Change in assets and liabilities
Receivables	43
Inventories	(16)
Other assets	(3)
Accounts payable	169
Other current liabilities	47
Net cash from operating activities	$1,097
Cash flows from investing activities
Proceeds from sale of property and equipment	8
Purchases of property and equipment	(288)
Net cash used in investing activities	$(280)

A pro forma summary of continuing operations for the six months ended June 30, 2015 assuming the Waste Services Segment was sold at the beginning of the year is as follows (unaudited):

2015
(in thousands, except per share data)
Total revenue	$30,038
Net loss from continuing operations	(4,945)
Net loss	(4,301)

Net loss from continuing operations per share	$(0.62)
Net loss per share	(0.54)

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

General

Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms) is a Louisville, Kentucky-based company that buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and sells used auto parts after buying and dismantling used automobiles. Prior to December 4, 2015, we were also a provider of waste services through our Waste Services Segment. Our only remaining segment is our Recycling Segment. The Recycling Segment collects, purchases, processes and sells ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our sorting, cutting, baling, and until May 2015, our shredding operations. Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum, stainless steel and brass. Our used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.

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

Our core business is focused on the recycling industry. We intend to work to manage our costs, improve gross margins and increase scrap metal volumes at all of our facilities. We intend to continue to increase efficiencies and productivity in our core business while a special committee of our Board of Directors assists the Board of Directors in evaluating strategic alternatives.

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

Liquidity and Capital Resources

Our cash requirements generally consist of working capital, capital expenditures and debt service. Our primary sources of liquidity during 2015 and the first half of 2016 were cash flows generated from asset sales, the idling of our auto shredder operation and the refinancing of the Company's working line of credit. These steps are more fully described below and in the accompanying Notes to the Condensed Consolidated Financial Statements. Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We drew $1.4 million on our revolving credit facility during the three month period ended June 30, 2016.  We have also been able to manage liquidity by deferring certain rent payments made to related parties, as well as deferring capital expenditures. See Note 6 - Related Party Transactions in the accompanying Notes to Condensed Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of June 30, 2016, we held cash and cash equivalents of $0.4 million.

During 2015, the Company experienced significant liquidity challenges related to the severe metal market downturn and associated loan defaults. Management took the below steps. Also, for further detail, see "The Company's Response to 2015 Commodity Markets and Liquidity Conditions" in Note 1 - Summary of Significant Accounting Policies and General in the accompanying Notes to Condensed Consolidated Financial Statements.

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

Our sources of liquidity from 2014 to present have primarily consisted of proceeds from asset and equity sales as well as the idling of our auto shredder and refinancing of our working capital line of credit. Influenced primarily by the length and depth of the metals market downturn and the Company's ongoing operating losses, we may not be able to fund our future capital needs, including necessary working capital, funds for capital expenditures or debt service, from operating cash flow. Consequently, we may have to rely on third-party sources to fund our capital needs or we may have to rely on further asset sales or similar actions. We may be unable to obtain third-party financing or conduct asset sales on favorable terms or at all, which could materially and adversely affect our operating results, cash flow and liquidity. Furthermore, we cannot provide assurance that sufficient liquidity can be raised from one or more of these sources or that a desired transaction could be consummated within the period needed to meet certain obligations.

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

See Note 1 - Summary of Significant Accounting Policies and General and Note 3 - Long Term Debt and Notes Payable to Bank in the accompanying Notes to Condensed Consolidated Financial Statements for further details on long term debt and notes payable.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Six months ended
	June 30,
	2016	2015
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	96.7%	109.9%
Selling, general and administrative expenses	14.8%	6.7%
Loss before other expenses	(11.5)%	(16.6)%

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Total revenue decreased $13.9 million or 46.3% to $16.1 million in the six month period ended 2016 compared to $30.0 million in the same period in 2015. This decrease was primarily due to the May 2015 warm idle of the Company's shredder operations, which despite a portion of volume shifting to the Company's ferrous operations resulted in a significant decrease in revenue, as well as significant metal commodity price declines and associated volume decreases. Revenue from the Company's shredder operations were $0.0 million for the six month period ended 2016 and $11.9 million for the same period in 2015, a decrease of $11.9 million. The remaining decrease was due primarily as a result of lower average selling prices (ASP) coupled with a related decrease in nonferrous volumes, partially offset by increased ferrous volumes. Nonferrous material shipments decreased by 2.9 million pounds, or 17.4%, along with a decrease in the average selling price of nonferrous material of $0.13 per pound, or 14.2%, for the six months ended June 30, 2016 compared to six months ended June 30, 2015. For the six months ended June 30, 2016 compared to six months ended June 30, 2015, the Company experienced a decrease in the average selling price of ferrous material of $57 per gross ton, or 23.7%. For the six months ended June 30, 2016 compared to six months ended June 30, 2015, the Company experienced an increase in ferrous material shipments of 9.7 thousand tons, or 42.8%. This increase in ferrous material shipments was primarily a result of the May 2015 warm idle of the Company's shredder operations. Due to the idling of the Company's shredder operations, a portion of materials previously sold and classified as shredder shipments during the six months ended June 30, 2015 were purchased and sold through the ferrous operations for the six months ended June 30, 2016.

Total cost of sales decreased $17.4 million or 52.8% to $15.6 million in the six month period ended 2016 compared to $33.0 million for the same period in 2015. This decrease was primarily due to the May 2015 warm idling of the Company's shredder operations as well as significant metal commodity price declines and associated scrap metal volume decreases. Cost of sales from the Company’s shredder operations were $0.9 million for the six month period ended June 30, 2016 compared to $14.3 million for the six month period ended June 30, 2015, resulting in a $13.4 million decrease. The remaining decrease in cost of sales relates to lower shipping volumes and lower metal commodity prices as noted in the above paragraph.

Total cost of sales as a percent of revenue was lower during the six month period ended 2016 as compared to the same period in 2015. The metals commodity markets improved during the second quarter of 2016 as compared to the same period in 2015, which, despite lower ASP, allowed for improved gross margins.

SG&A expenses increased $0.4 million to $2.4 million in the six month period ended 2016 compared to $2.0 million in the same period in 2015. As a percentage of revenue, SG&A expenses were 14.8% in 2016 compared to 6.7% in 2015.

SG&A expenses increased primarily due to an increase in bonus expense of $0.4 million related to amounts accrued but not yet paid under the Algar Management Agreement along with amounts accrued but not yet paid under a retention agreement entered into with our CFO on March 25, 2016.

Other income (expense) was expense of $160.0 thousand for the six month period ended June 30, 2016 compared to income of $40.0 thousand for the six month period ended June 30, 2015. This $200.0 thousand change is a result of a $136.0 thousand decrease in interest expense, which is a result of the significant steps that the Company took during 2015 to reduce debt and improve liquidity, and a $322.0 thousand decrease in the gain on sale of assets, which was primarily due to a gain during the first quarter of 2015 on the sale of our former Seymour, Indiana location and moving our facility to a leased property in the same general area.

The income tax provision increased $32.0 thousand to $40.0 thousand in the six month period ended 2016 compared to $8.0 thousand in the same period in 2015. The effective tax rates in 2016 and 2015 were (2.0)% and (0.2)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through June 30, 2016. We also have several state and franchise taxes payable based on gross receipts.

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Total revenue decreased $3.6 million or 26.5% to $10.1 million in the second quarter of 2016 compared to $13.8 million in the same period in 2015. This decrease was primarily due to the May 2015 warm idle of the Company's shredder operations, which despite a portion of volume shifting to the Company's ferrous operations resulted in a significant decrease in revenue, as well as significant metal commodity price declines and associated volume decreases. Revenue from the Company's shredder operations were $0.0 million for the second quarter of 2016 and $8.3 million for the same period in 2015, a decrease of $8.3 million. The remaining decrease was due primarily as a result of lower average selling prices (ASP) coupled with a related decrease in nonferrous volumes, partially offset by increased ferrous volumes. Nonferrous material shipments decreased by 1.2 million pounds, or 12.9%, along with a decrease in the average selling price of nonferrous material of $0.09 per pound, or 9.6%, for the second quarter of 2016 compared to same period in 2015. For the second quarter of 2016 compared to same period in 2015, the Company experienced a decrease in the average selling price of ferrous material of $25 per gross ton, or 10.9%. In the second quarter of 2016 compared to the same period in 2015, the Company experienced an increase in ferrous material shipments of 6.5 thousand tons, or 50.4%. This increase in ferrous material shipments was primarily a result of the May 2015 warm idle of the Company's shredder operations. Due to the idling of the Company's shredder operations, a portion of materials previously sold and classified as shredder shipments during the second quarter of 2015 were purchased and sold through the ferrous operations for the same period in 2016.

Total cost of sales decreased $4.6 million or 32.8% to $9.4 million in the second quarter of 2016 compared to $14.0 million for the same period in 2015. This decrease was primarily due to the May 2015 warm idling of the Company's shredder operations as well as significant metal commodity price declines and associated scrap metal volume decreases. Cost of sales from the Company’s shredder operations were $0.4 million for the three month period ended June 30, 2016 compared to $4.0 million for the three month period ended June 30, 2015, resulting in a $3.6 million decrease. The remaining decrease in cost of sales relates to lower shipping volumes and lower metal commodity prices as noted in the above paragraph.

Total cost of sales as a percent of revenue was lower during the second quarter of 2016 as compared to the same period in 2015. The metals commodity markets improved during the second quarter of 2016 as compared to the same period in 2015, which, despite lower ASP, allowed for improved gross margins.

SG&A expenses increased $0.1 million to $1.2 million in the second quarter of 2016 compared to $1.1 million in the same period in 2015. As a percentage of revenue, SG&A expenses were 11.8% in 2016 compared to 7.8% in 2015.

SG&A expenses increased primarily due to an increase in share based compensation expense of $147.0 thousand related to the June 2016 grant of RSUs to the Company's CFO.

Other income (expense) was expense of $112.0 thousand for the three month period ended June 30, 2016 compared to expense of $235.0 thousand for the three month period ended June 30, 2015. This $123.0 thousand change is a result of a $33.0 thousand decrease in interest expense, which is a result of the significant steps that the Company took during 2015 to reduce debt and improve liquidity, and a $103.0 thousand decrease in the loss on sale of assets, which was primarily due to a loss on the sale of assets from the sale of our properties at 6709 Grade Lane and 7017 Grade Lane for the three month period ended June 30, 2015.

The income tax provision increased $39.0 thousand to $39.0 thousand in the second quarter of 2016 compared to a $0.0 thousand in the same period in 2015. The effective tax rates in 2016 and 2015 were (6.6)% and 0.0%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through June 30, 2016. We also have several state and franchise taxes payable based on gross receipts.

Financial condition at June 30, 2016 compared to December 31, 2015

Cash and cash equivalents decreased $0.2 million to $0.4 million as of June 30, 2016 compared to $0.6 million as of December 31, 2015.

Net cash used in operating activities was $3.1 million for the six month period ended June 30, 2016. The net cash used in operating activities is primarily due to a net loss of $2.1 million, an increase in receivables of $1.8 million, an increase in inventories of $0.8 million, and a decrease in accounts payables of $0.4 million; partially offset by a decrease in receivables from related parties of $64.0 thousand, depreciation of $1.1 million, stock option expense of $336.0 thousand, and an increase in other current liabilities of $131.0 thousand.  The company had no capital expenditures in 2016.

Net cash used in financing activities was $2.9 million for the six month period ended June 30, 2016. In the six month period ended June 30, 2016, we received net proceeds from debt of $3.0 million less capitalized loan fees in the amount of $241.0 thousand.

Accounts receivable trade increased $1.8 million or 106.8% to $3.5 million as of June 30, 2016 compared to $1.7 million as of December 31, 2015 due to a substantial increase in volume in June 30, 2016 compared to December 31, 2015, as well as modest commodity price increases. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.

Accounts receivables from related parties decreased $63.9 thousand to $144.4 thousand as of June 30, 2016 compared to $208.3 thousand as of December 31, 2015.  This decrease was due to timing of cash receipts.

Inventories consist principally of ferrous and nonferrous scrap materials. We value inventory at the lower of cost or market. Inventory increased $0.8 million, or 32.0%, to $3.2 million as of June 30, 2016 compared to $2.4 million as of December 31, 2015. This increase is primarily due to the Company holding inventory during June 2016 in anticipation of rising near-term market prices.

Inventory aging for the period ended June 30, 2016 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$2,536	$413	$91	$138	$3,178
Other	4	—	—	—	4
Total	$2,540	$413	$91	$138	$3,182

Inventory aging for the period ended December 31, 2015 (Days Outstanding):

	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$2,014	$107	$74	$212	$2,407
Other	3	—	—	—	3
Total	$2,017	$107	$74	$212	$2,410

Inventory in the "1-30 days" category increased by $523.0 thousand from December 31, 2015 to June 30, 2016. This increase is primarily due to increased volumes throughout June 2016 compared to December 2015.

Accounts payable trade decreased $0.4 million or 19.8% to $1.7 million as of June 30, 2016 compared to $2.2 million as of December 31, 2015. The accounts payable balance fluctuates due to timing of purchases from and payments made to our vendors. This decrease is largely a result of improved liquidity which led to quicker payments to the Company's suppliers.

Accounts payables and accrued expenses from related parties decreased $1.4 million to $0.5 million as of June 30, 2016 compared to $1.9 million as of December 31, 2015.  This decrease is largely a result of the Company entered into a subordinated, unsecured debt with related parties on February 29, 2016, which converted amounts previously held as related party payables, in the amount of $1.5 million. See Note 6 - Related Party Transactions for additional information

Working capital increased $3.7 million to $4.5 million as of June 30, 2016 compared to $0.8 million as of December 31, 2015 as a result of the above noted items.

The increase was primarily due to an increase in accounts receivables of $1.8 million, and increase in inventories of $0.8 million, as well as decreases in accounts payable and payable to related parties of $0.4 million and $1.4 million, respectively, offset by a decrease in receivables from related parties of $63.9 thousand, decrease in prepaid expenses of $80.0 thousand, and an increase in current maturities of capital lease obligations of $91.0 thousand.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2016.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$4,524	$—	$3,020	$1,504	$—
Operating lease obligations	1,212	782	430	—	—
Capital lease obligations (1)	1,276	91	581	604	—
Total	$7,012	$873	$4,031	$2,108	$—

(1)	See Note 4 - Lease Commitments and Note 6 - Related Party Transactions for detailed information related to the Company's operating lease obligations.

(2)	All interest commitments under interest-bearing debt are included in this table, excluding the expired interest rate swaps, for which changes in value are accounted for in other comprehensive income.

Long-term debt, including the current portions thereof, increased $4.5 million to $4.5 million as of June 30, 2016 compared to $20.0 thousand as of December 31, 2015. As discussed in the Liquidity and Capital Resources section above, the Company took steps in 2015 to pay down debt and increase liquidity. On December 4, 2015, in conjunction with the sale of substantially all assets of the Company’s Waste Services Segment, the Company paid off the substantially of all its debt. On February 29, 2016, the Company refinanced its remaining debt with a new lender. During the six month period ended June 30, 2016, the Company received proceeds from debt of $3.0 million. Additionally, on February 29, 2016, the Company entered into a subordinated, unsecured debt with related parties, which converted amounts previously held as related party payables, in the amount of $1.5 million. See Note 6 - Related Party Transactions for additional information.

On May 1, 2016, the Company entered into an amendment to a previous operating lease, whereby the lease is extended through April 30, 2021.  Based on the new lease terms, the Company classified the amended lease as a capital lease.  At inception, the Company recorded a capital lease obligation of $1.3 million.  As of June 30, 2016, the Company has recorded $42.8 thousand in depreciation expense and $19.9 thousand in interest expense related to the capital lease.  See Note 4 - Lease Commitments for additional information.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect the standard to have a material impact on our Condensed Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. Upon adoption, ASU 2015-03 should be applied on a retrospective basis. We adopted ASU 2015-03 in the second quarter of 2016 and presented debt issuance costs related to a revolving credit arrangement as an asset which will amortize ratably over the term of the arrangement.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2016, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b) Changes to internal control over financial reporting.

There were no changes in ISA’s internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	August 12, 2016	By /s/ Orson Oliver
Orson Oliver
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	August 12, 2016	By /s/ Todd L. Phillips
Todd L. Phillips, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
10.1 **

Restricted Stock Unit Grant Agreement, dated as of June 15, 2016, between Industrial Services of America, Inc. and Todd L. Phillips (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 16, 2016) (File No. 0-20979).

10.2 **

Industrial Services of America, Inc. Amended and Restated Long Term Incentive Plan, restated as of June 15, 2016 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on June 16, 2016) (File No. 0-20979).

31.1	Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended June 30, 2016.
31.2	Rule 13a-14(a) Certification of Todd L. Phillips for the Form 10-Q for the quarter ended June 30, 2016.
32.1	Section 1350 Certification of Orson Oliver and Todd L. Phillips for the Form 10-Q for the quarter ended June 30, 2016.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document

** Previously filed.

