Form 10-Q
period 2016-09-30
INDUSTRIAL SERVICES OF AMERICA INC
filed 2016-11-10
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2016: 8,067,289.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2016	December 31, 2015
	(Unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$492	$642
Income tax receivable	7	14
Accounts receivable – trade (after allowance for doubtful accounts of $35.0 thousand and $35.0 thousand in 2016 and 2015, respectively)	3,151	1,669
Receivables from related parties	57	208
Inventories	2,900	2,410
Prepaid expenses and other current assets	69	160
Total current assets	6,676	5,103
Net property and equipment	13,650	14,152
Other assets
Deferred income taxes	27	97
Other non-current assets	226	82
Total other assets	253	179
Total assets	$20,579	$19,434

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2016	December 31, 2015
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$—	$20
Current maturities of capital lease obligations	144	—
Bank overdrafts	41	—
Accounts payable	1,677	2,152
Payables and accrued expenses to related parties	670	1,922
Other current liabilities	615	194
Total current liabilities	3,147	4,288
Long-term liabilities
Long-term debt, net of current maturities	2,321	—
Long-term debt, net of current maturities, related parties	1,504	—
Capital lease obligations, net of current maturities	1,118	—
Total long-term liabilities	4,943	—
Shareholders' equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2016 and 2015; 8,097,979 and 8,049,622 shares issued in 2016 and 2015, respectively; 8,067,289 and 8,018,932 shares outstanding in 2016 and 2015, respectively	27	27
Additional paid-in capital	23,888	23,555
Stock warrants outstanding	1,025	1,025
Retained losses	(12,407)	(9,417)
Treasury stock at cost, 30,690 shares in 2016 and 2015	(44)	(44)
Total shareholders' equity	12,489	15,146
Total liabilities and shareholders' equity	$20,579	$19,434

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenue from product sales	$9,896	$9,591	$26,015	$39,629
Cost of sales for product sales	9,810	9,887	25,391	41,459
Inventory adjustment for lower of cost or market	—	319	—	1,110
Impairment loss, property and equipment	—	—	—	637
Total cost of sales	9,810	10,206	25,391	43,206
Selling, general and administrative expenses	1,095	862	3,485	2,877
Loss before other income (expense)	(1,009)	(1,477)	(2,861)	(6,454)
Other income (expense)
Interest expense, including loan fee amortization	(129)	(105)	(302)	(414)
Gain (loss) on sale of assets	—	—	—	322
Other income (expense), net	237	(7)	250	21
Total other income (expense)	108	(112)	(52)	(71)
Loss before income taxes	(901)	(1,589)	(2,913)	(6,525)
Income tax provision	37	7	77	15
Net loss from continuing operations	$(938)	$(1,596)	$(2,990)	$(6,540)
Income from discontinued operations, net of tax	—	409	—	1,052
Net loss	$(938)	$(1,187)	$(2,990)	$(5,488)

Net income (loss) per share of common stock:
Basic:
Continuing operations	$(0.12)	$(0.20)	$(0.37)	$(0.82)
Discontinued operations	—	0.05	—	0.13
Diluted:
Continuing operations	$(0.12)	$(0.20)	$(0.37)	$(0.82)
Discontinued operations	—	0.05	—	0.13

Weighted average shares outstanding:
Basic	8,067	8,000	8,042	7,979
Diluted	8,067	8,000	8,042	7,979

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)		(in thousands)
Net loss	$(938)	$(1,187)	$(2,990)	$(5,488)

Other comprehensive loss:
Unrealized loss on derivative instruments	—	(3)	—	(9)

Comprehensive loss	$(938)	$(1,190)	$(2,990)	$(5,497)

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2016

(UNAUDITED)

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of December 31, 2015	8,049,622	$27	$23,555	$1,025	$(9,417)	(30,690)	$(44)	$15,146
Common stock	48,357	—	—	—	—	—	—	—
Share-based compensation	—	—	333	—	—	—	—	333
Net loss	—	—	—	—	(2,990)	—	—	(2,990)
Balance as of September 30, 2016	8,097,979	$27	$23,888	$1,025	$(12,407)	(30,690)	$(44)	$12,489

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
	(in thousands)
Cash flows from operating activities
Net loss from continuing operations	$(2,990)	$(6,540)
Adjustments to reconcile net loss to net cash from (used in) operating activities:
Depreciation and amortization	1,715	1,755
Inventory write-down	—	1,110
Impairment loss, property and equipment	80	637
Share-based compensation expense	333	257
Gain on sale of property and equipment	—	(322)
Amortization of loan fees included in interest expense	100	46
Change in assets and liabilities
Receivables	(1,482)	5,731
Receivables from related parties	151	174
Inventories	(490)	1,270
Income tax receivable/payable	7	(42)
Other assets	88	34
Deferred income taxes	70	—
Accounts payable	(475)	(112)
Payables to related parties	252	166
Other current liabilities	421	365
Net cash (used in) from operating activities	(2,220)	4,529
Cash flows from investing activities
Proceeds from sale of property and equipment	—	2,223
Purchases of property and equipment	(8)	(21)
Net cash (used in) from investing activities	(8)	2,202
Cash flows from financing activities
Loan fees capitalized	(241)	—
Change in bank overdrafts	41	(79)
Payments on long-term debt	(20)	(8,538)
Proceeds from long-term debt	—	291
Payments on capital lease obligations	(23)	—
Proceeds from revolving line of credit, net	2,321	—
Net cash from (used in) financing activities	2,078	(8,326)
Cash flows from discontinued operations
Net cash provided by operating activities	—	1,399
Net cash used in investing activities	—	(313)
Net cash from discontinued operations	—	1,086
Net change in cash and cash equivalents	(150)	(509)
Cash and cash equivalents at beginning of period	642	1,059
Cash and cash equivalents at end of period	$492	$550

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$186	$368
Tax refunds received	5	1
Cash paid for taxes	2	49
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in equipment purchases accrual	$—	$(30)
Equipment additions financed by capital lease obligations	1,285	—
Common stock issued for consideration of a reduction of accrued but unpaid bonus compensation	—	189

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

During 2015, the Company's average selling price per unit of quantity decreased by 49.4% and 24.9% for ferrous and nonferrous material, respectively, compared to 2014. Due to these deteriorating metals commodity market conditions, ISA took significant steps to improve liquidity and pay down debt during 2015 and early 2016. Despite improvements in metal commodity markets during 2016, low prices combined with low volumes present a difficult ongoing metals recycling market.

In connection with the previously disclosed ongoing evaluation of strategic alternatives, on September 30, 2016, the Company and Algar, Inc. ("Algar") mutually agreed to terminate the Management Services Agreement between them dated as of December 1, 2013 (the "Management Agreement"), pursuant to the Agreement to Terminate Management Services among the Company, Algar, and Sean Garber dated as of September 30, 2016 (the "Termination Agreement").  See Note 6 - Related Party Transactions for further details.

Effective September 30, 2016, Mr. Garber resigned from all positions with the Company, including as President, and the Board appointed Todd Phillips as President.  Mr. Phillips has been the Company's CFO since December 31, 2014 and will continue to serve in that role.

The Company's Response to 2015 Commodity Markets and Liquidity Conditions:

The Company took the below steps to address the challenging metal commodity market.

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

On May 13, 2015, the Company announced the warm idle of the Company’s auto shredder. This action was in response to market conditions, primarily related to ferrous price volatility and lower ferrous volumes. Management will continue to monitor and analyze market conditions and to review the Company’s long-term options for its shredder and related downstream processing operation. The costs of idling were recognized in the second quarter of 2015 financial statements. As a result of the continued operating losses from the shredder operations, management reviewed the carrying cost of the shredder, including the downstream processing system. The Company recognized an asset impairment charge during the first quarter of 2015 of approximately $636.6 thousand related to the shredder’s downstream processing system. This charge was recorded as an impairment charge on property and equipment within the cost of goods section in the September 30, 2015 condensed consolidated statement of operations. As of the date of this report, the shredder remains idled. The Company continues to depreciate the assets associated with the shredder. Working capital, which would otherwise have been utilized in operating the shredder, was used to reduce debt and improve liquidity.

In May 2015, ISA Real Estate, LLC sold to SG&D Ventures, LLC ("SG&D"), an entity owned by shareholders of Algar, Inc. ("Algar"), including Sean Garber, at that time the Company’s Vice Chairman of the Board and President, and the President of Algar, an approximately 1-acre parcel of non-essential real estate, located at 7017 Grade Lane, Louisville, KY, for an aggregate purchase price equal to independent third-party appraisal amount of $350.0 thousand.  The purchase consideration consisted of $300.0 thousand in cash from the purchaser and a credit of $50.0 thousand against bonus compensation previously accrued but not paid to Algar as described in Note 6 - Related Party Transactions.  The gain on sale of this asset was $1.1 thousand and was recognized during the second quarter of 2015. Proceeds were used to reduce debt and improve liquidity.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

Liquidity

The Company's sources of liquidity from 2014 to present have primarily consisted of proceeds from asset and equity sales as well as the idling of the auto shredder and refinancing of its working capital line of credit.  Influenced primarily by the length and depth of the metals market downturn and the Company's ongoing operating losses, the Company may not be able to fund future capital needs, including necessary working capital, funds for capital expenditures or debt service, from operating cash flow.  Consequently, the Company may have to rely on third-party sources to fund capital needs or may have to rely on further asset sales or similar actions. The Company may be unable to obtain third-party financing or conduct asset sales on favorable terms or at all, which could materially and adversely affect our operating results, cash flow and liquidity.  Furthermore, the Company cannot provide assurance that sufficient liquidity can be raised from one or more of these sources or that a desired transaction could be consummated within the period needed to meet certain obligations.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of September 30, 2016 and the results of our operations and changes in our cash flows for the periods ended September 30, 2016 and 2015. Results of operations for the period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2015 consolidated financial statements and the Summary of Significant Accounting Policies, is included in our Annual Report on Form 10-K for the year ended December 31, 2015, on file with the Securities and Exchange Commission.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at September 30, 2016 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$492	$—	$492
Liabilities:
Long-term debt	$—	$(2,321)	$(2,321)
Long term debt, related parties	—	(1,504)	(1,504)
Capital lease obligations	—	(1,262)	(1,262)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 (except impairment of property and equipment) fair value measurements for the nine month periods ended September 30, 2016 or 2015.

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

The Company uses the grant date stock price to value the Company's restricted stock units.  The fair value of each restricted stock unit is estimated on the date of grant.

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

Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 between the Company and Algar (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1.5 million shares (in four tranches) of Company common stock (the "Algar Options") at an exercise price per share of $5.00. The Algar Options were not issued under the LTIP. The Company's shareholders approved the Algar Options on October 15, 2014.  On September 30, 2016, the Company and Algar mutually agreed to terminate the Management Agreement between them dated as of December 1, 2013.  As part of the agreement to terminate the Management Agreement, the Stock Option Agreement was also terminated.  See Note 6 - Related Party Transactions for further details.

The Company used the Lattice-Based model to value the Company's stock options for the Algar Options due to market and performance conditions prior to September 30, 2016. See Note 7 - Share Based Compensation. The fair value of the Algar Options was estimated at the end of each quarter for two of the tranches due to ongoing performance conditions. For the first two tranches, the performance conditions were met.

Other Income

In the third quarter of 2016, the Company received insurance proceeds in the amount of $571.4 thousand related to an insurance claim made for six roofs on certain of the Company's buildings due to weather related damage.  The Company recognized a gain of $233.3 thousand, net of $80.0 thousand of impairment write-downs of the related roofs, consulting fees related to the claim, and amounts set aside in accrual for repairs on leased properties.

Subsequent Events

The Company has evaluated the period from September 30, 2016 through the date the financial statements herein were issued and noted no subsequent events requiring recognition or disclosure in the financial statements.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on the Condensed Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company is evaluating the potential impact of ASU 2016-15 on the Condensed Consolidated Financial Statements.

NOTE 2 – INVENTORIES

The Company's inventories primarily consist of ferrous and non-ferrous scrap metals, and are valued at the lower of average purchased cost or market based on the specific scrap commodity. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. The Company recognizes inventory impairment and related adjustments when the market value, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. The Company records the loss in cost of sales in the period during which the loss is identified.

Management spent much of 2014 and early 2015 working to assess the Company's automobile shredder residue ("ASR") process. Significant process and strategy changes associated with the ASR process were made. These changes, combined with the significant metals market reduction in market demand and prices experienced in late 2014 and through 2015, caused management to perform a lower of cost-or-market assessment, which resulted in inventory write-downs during the nine months ended September 30, 2015 in the amount of $1.1 million charged to cost of sales as a result of impairment associated primarily with ferrous market price decreases. The Company did not have a lower of cost-or-market inventory write-down in the nine month period ended September 30, 2016.

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

Inventories as of September 30, 2016 and December 31, 2015 consist of the following:

	September 30, 2016 (unaudited)				December 31, 2015
	Raw Materials	Finished Goods	Processing Costs	Total	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Ferrous and non-ferrous materials	$1,864	$614	$422	$2,900	$1,354	$649	$404	$2,407
Other	—	—	—	—	—	3	—	3
Total inventories for sale	$1,864	$614	$422	$2,900	$1,354	$652	$404	$2,410

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

Summary:

During 2014, the Company had certain loans with Wells Fargo and certain loans with KY Bank. As of December 31, 2014, the Company was in default under the Wells Fargo loans and during the second half of 2015 entered into a Forbearance Agreement with Wells Fargo whereby the due dates on the loans were accelerated and the Company was required to take certain actions. During 2015, as more fully described in Note 1 - Summary of Significant Accounting Policies and General, the Company took steps to pay down debt and increase liquidity. On December 4, 2015, in conjunction with the sale of substantially all assets of the Company’s Waste Services Segment, the Company paid off the KY Bank loans and certain Wells Fargo loans. As of December 31, 2015, the Company had an outstanding balance of $19.7 thousand to Wells Fargo.  Additionally, on February 29, 2016, the Company closed on new financing with MidCap and paid off in full remaining amounts due to Wells Fargo. Additionally on February 29, 2016, the Company converted certain amounts payable to related parties into unsecured term notes payable to the same related parties as more fully described in Note 6 - Related Party Transactions. See Note 1 - Summary of Significant Accounting Policies and General below for further details.

MidCap:

On February 29, 2016, the Company entered into the 2016 Loan, which is a $6.0 million senior, secured asset-based line of credit with MidCap. The Company may borrow up to the sum of (a) 85% of the value of its eligible domestic accounts receivable; (b) the lesser of (i) $2.5 million and (ii) 75% of the net orderly liquidation value of eligible inventory; and (c) the lesser of (i) $500,000 and (ii) 40% of appraised net forced liquidation value of eligible fixed assets (the "Equipment Sublimit"). The Equipment Sublimit shall amortize monthly on a straight line basis over sixty (60) months with no reduction to the overall line of credit availability.

Proceeds from this loan were used to pay transaction expenses, pay off and close the remaining balance on the Wells Fargo revolving line of credit and fund working capital requirements.

The interest rate on the 2016 Loan is equal to the prime rate (3.5% as of September 30, 2016) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate will increase by 300 basis points (3.00%). The 2016 Loan also has a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

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

The 2016 Loan had availability of $1.8 million as of September 30, 2016.

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

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK, Continued

The Credit Agreement also provided the Company with a secured equipment term loan of $2.8 million (the "Term Loan"). The Company used the proceeds from the Credit Agreement to repay in full its prior credit facility and no further amounts can be borrowed.

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

Amounts owed to K&R, LLC and 7100 Grade Lane, LLC are more fully described in Note 6 - Related Party Transactions.

Long term debt as of September 30, 2016 and December 31, 2015 consisted of the following:

	2016	2015
	(Unaudited)
	(in thousands)
Revolving credit facility with MidCap at September 30, 2016 and Wells Fargo at December 31, 2015, see above description for additional details.	$2,321	$20
K&R, LLC related party note (See Note 6 - Related Party Transactions)	884	—
7100 Grade Lane, LLC related party note (See Note 6 - Related Party Transactions)	620	—
	3,825	20
Less current maturities	—	20
	$3,825	$—

The annual maturities of long term debt (in thousands) for the next five twelve-month periods and thereafter ending September 30 of each year are as follows:

2017	$—
2018	2,321
2019	—
2020	1,504
2021	—
Total	$3,825

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

As described in Note 1 - Summary of Significant Accounting Policies and General, the Company signed a lease, effective December 1, 2014, to lease a facility in the Seymour, Indiana area. This lease is for a period of three years. The Company has the option to extend the lease for three (3) additional three (3) year periods. Rent is $8.0 thousand per month and increases each year by $0.2 thousand per month. In the event ISA exercises the option to renew the lease for a second three-year term at the end of the second three-year term, ISA has the option to purchase the property.

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

Future minimum lease payments for operating leases for the next five twelve-month periods ending September 30 of each year, in thousands, as of September 30, 2016 are as follows:

2017	$557
2018	177
2019	—
2020	—
2021	—
Future minimum lease payments	$734

Total lease expense for the nine months ended September 30, 2016 and 2015 was $775.7 thousand and $1.0 million, respectively.

NOTE 4 - LEASE COMMITMENTS, Continued

Capital Leases:

On May 1, 2016, the Company entered into an amendment to the Crane Lease, whereby the lease is extended through April 30, 2021. Payments are $14.5 thousand per month for the first twelve months following the amendment date, followed by monthly payments of $31.3 thousand thereafter for the reminder of the lease term. There is no bargain purchase option associated with the Crane Lease. Based on the new lease terms, the Company classified the Crane Lease as a capital lease. At inception, the Company recorded a capital lease obligation of $1.3 million. The Company used a weighted average cost of capital of 9.3% to calculate the capital lease obligation. For the nine months ended September 30, 2016, the Company has recorded $107.1 thousand in depreciation expense and $49.4 thousand in interest expense related to the Crane Lease.

Future minimum lease payments for the next five twelve-months periods ending September 30 of each year, in thousands, as of September 30, 2016 are as follows:

	Total	Principal	Interest
2017	$258	$144	$114
2018	375	283	92
2019	376	311	65
2020	375	341	34
2021	188	183	5
	$1,572	$1,262	$310

NOTE 5 – PER SHARE DATA

The computation for basic and diluted earnings (loss) per share is as follows:

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015:

	2016	2015
	(in thousands, except per share information)
Continuing operations:
Basic loss per share
Net loss	$(2,990)	$(6,540)
Weighted average shares outstanding	8,042	7,979
Basic loss per share	$(0.37)	$(0.82)
Diluted loss per share
Net loss	$(2,990)	$(6,540)
Weighted average shares outstanding	8,042	7,979
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,042	7,979
Diluted loss per share	$(0.37)	$(0.82)

	2016	2015
	(in thousands, except per share information)
Discontinued operations:
Basic income per share
Net income	$—	$1,052
Weighted average shares outstanding	8,042	7,979
Basic income per share	$—	$0.13
Diluted income per share
Net income	$—	$1,052
Weighted average shares outstanding	8,042	7,979
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,042	7,979
Diluted income per share	$—	$0.13

NOTE 5 – PER SHARE DATA, Continued

Three months ended September 30, 2016 compared to three months ended September 30, 2015:

	2016	2015
	(in thousands, except per share information)
Continuing operations:
Basic loss per share
Net loss	$(938)	$(1,596)
Weighted average shares outstanding	8,067	8,000
Basic loss per share	$(0.12)	$(0.20)
Diluted loss per share
Net loss	$(938)	$(1,596)
Weighted average shares outstanding	8,067	8,000
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,067	8,000
Diluted loss per share	$(0.12)	$(0.20)

	2016	2015
	(in thousands, except per share information)
Discontinued operations:
Basic income per share
Net income	$—	$409
Weighted average shares outstanding	8,067	8,000
Basic income per share	$—	$0.05
Diluted income per share
Net income	$—	$409
Weighted average shares outstanding	8,067	8,000
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,067	8,000
Diluted income per share	$—	$0.05

NOTE 6 - RELATED PARTY TRANSACTIONS

During the periods ended September 30, 2016 and 2015, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, the Company's Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of September 30, 2016, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

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

As of September 30, 2016 and 2015, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

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

Algar:

Management services payments to Algar:

On December 2, 2013, the Company and Algar entered into a Management Services Agreement (the “Management Agreement”).  On September 30, 2016 (the "Termination Effective Date"), the Company and Algar mutually agreed to terminate the Management Agreement pursuant to the Termination Agreement.  See the details below.

Under the Management Agreement, Algar provided the Company with day-to-day senior executive level operating management services. Algar also provided business, financial, and organizational strategy and consulting services, as the Company’s board of directors reasonably requested from time to time.

In connection with the Management Agreement, the Company's Board of Directors appointed Sean Garber as President and as a member of the Board of Directors.

Under the Management Agreement, the Company reimbursed Algar for the portion of Mr. Garber’s salary that was attributable to Algar’s services under the Management Agreement in an amount not exceeding $20.8 thousand per month, or $250.0 thousand per year plus other expenses.  Also, under the Management Agreement, Algar was to be paid a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s adjusted pre-tax income during the term. The term of the Management Agreement was effective December 1, 2013 and originally expired on December 31, 2016, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement.  On September 30, 2016, the Company and Algar mutually agreed to terminate the Management Agreement.

NOTE 6 - RELATED PARTY TRANSACTIONS, Continued

For the year ended December 31, 2014, Algar earned a bonus of $428.0 thousand. This amount was reduced by $50.0 thousand related to the real estate sale to SG&D described below. The bonus payable was further reduced on August 5, 2015, when the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand based on the fair value of the Company's common stock. The consideration was payable in the form of a reduction of the Company’s $378.0 thousand accrued but unpaid bonus compensation due to Algar as of August 5, 2015. For the nine month period ended September 30, 2016, the Company paid Algar the remaining $189.0 thousand related to the accrued but unpaid bonus compensation related to the bonus earned in 2014.

As of the Termination Effective Date, the Company and Algar mutually terminated the Management Agreement.  The Termination Agreement provides that in satisfaction of all amounts owed to Algar under the Management Agreement, the Company will pay Algar: (i) $20,880 on the Termination Effective Date, (ii) an aggregate amount equal to $50,000, payable in three equal monthly installments on the last day of October, November and December 2016 (full amount accrued at September 30, 2016), and (iii) an amount equal to ten percent of the decrease, if any, in reported “Loss before income taxes” for the nine months ended September 30, 2016 as reported on the Condensed Consolidated Statements of Operations in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, (the “3Q 2016 Form 10-Q”) as filed with the U.S. Securities and Exchange Commission, over the Company’s reported “Loss before income taxes” for the nine months ended September 30, 2015 as reported in the 3Q 2016 Form 10-Q (the "Accrued Bonus Payment"). The Accrued Bonus Payment will be payable as follows:  subject to the availability of cash under applicable law and loan covenants, the Company will pay the Accrued Bonus Payment to Algar upon the first to occur of March 31, 2017, or the date of closing of a Change of Control Transaction, as defined.  The Company accrued $180.0 thousand in bonus expense to Algar for the nine months ended September 30, 2016 related to the Accrued Bonus Payment.  The Termination Agreement also provided for the cancellation of the Stock Option Agreement as of the Termination Effective Date.  Mr. Garber and Mr. Oliver have agreed to the termination of the Irrevocable Proxies that were received in connection with the Management Agreement as of the Termination Effective Date.  Mr. Garber has resigned all offices with the Company and his director position as of the Termination Effective Date.

Other transactions with Algar:

During 2016 and 2015, the Company participated in various other transactions with Algar. The Company sold scrap to Algar, bought scrap from Algar, leased equipment to and from Algar, and provided logistical and IT services to Algar. Related to these transactions, the Company has accounts receivable balances from Algar, an accounts payable balance to Algar, along with related income and expense as of September 30, 2016 and 2015.

Board of Directors' fees and consulting fees:

The Company pays board and committee fees to non-employee directors. Additionally, the Company paid financial consulting fees to one of its directors in 2015. Related to these transactions, the Company has accounts payable balances to the Board of Directors for fees and consulting fees, along with related expense at and as of September 30, 2016 and 2015.

LK Property Investments, LLC:

On April 30, 2015, ISA Real Estate LLC sold to LK Property, an entity principally owned by Daniel M. Rifkin, CEO of MetalX and the principal owner of RCP, a 4.4 acre parcel of real estate, located at 6709 Grade Lane, Louisville, Kentucky, for a purchase price of $1.0 million.  The Company used the proceeds from the sale primarily for debt reduction and working capital. The loss on sale of this asset was $102.0 thousand.

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

SG&D Ventures, LLC.:

In May 2015, ISA Real Estate LLC sold to SG&D, an entity owned by shareholders of Algar, including Mr. Garber, an approximately 1-acre parcel of non-essential real estate, located at 7017 Grade Lane, Louisville, Kentucky, for an aggregate purchase price equal to independent third-party appraisal amount of $350.0 thousand.  The Company received this appraisal before the sale. The purchase consideration consisted of $300.0 thousand in cash from SG&D and a credit of $50.0 thousand against bonus compensation previously accrued but not paid to Algar as described above.  The gain on sale of this asset was $1.1 thousand.

NOTE 6 - RELATED PARTY TRANSACTIONS, Continued

Related party balances are as follows, in thousands:

		2016	2015
K&R, LLC and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$74
Property deposit payable to related parties	(2)	—	500
Note payable to related parties	(3)	1,504	—
Accrued interest to related parties	(2)	44	—
Facility rent payable to related parties	(2)	120	821
Equipment rent payable to related parties	(2)	15	132
Facility rent expense to related parties	(4)	484	484
Equipment rent expense to related parties	(4)	25	95
Interest expense to related parties	(4)	44	—

Algar, Inc.:
Accounts receivable from Algar for scrap transactions	(1)	$—	$93
Accounts receivable from Algar for logistical services	(1)	12	19
Accounts payable to Algar	(2)	50	28
Bonus payable to Algar	(2)	180	189
Revenue from scrap sales to Algar	(4)	7	94
Revenue from logistical services to Algar	(4)	48	42
Revenue from IT services to Algar	(4)	16	18
Scrap material purchases from Algar	(4)	1,204	883
Management fee expense	(4)	238	187
Bonus expense to Algar	(4)	180	—
Net rental income from Algar	(4)	16	—
Other expenses to Algar	(4)	14	32

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	$261	$250
Board of director fee expense	(4)	168	160

LK Property Investments, LLC:
Lease deposit to LK Property	(1)	$3	$3
Accounts payable to LK Property	(2)	—	2
Rent expense to LK Property**	(4)	27	15
Loss on the sale of assets to LK Property	(4)	—	(102)

Metal X, LLC:
Accounts receivable from Metal X	(1)	$—	$19
Revenue from product sales to Metal X	(4)	116	1,817

SG&D Ventures, LLC:
Gain on the sale of assets to SG&D	(4)	$—	$1

* Excludes insignificant amount of travel reimbursement.

**Excludes amounts reimbursed to LK Properties for utilities and property tax.

(1) Included in receivable from related parties on the Condensed Consolidated Balance Sheets; balances are as of September 30, 2016 and December 31, 2015.

(2) Included in payable to related parties on the Condensed Consolidated Balance Sheets; balances are as of September 30, 2016 and December 31, 2015.

(3) Included in long-term liabilities on the Condensed Consolidated Balance Sheets; balance is as of September 30, 2016 and December 31, 2015.

(4) Included in the Condensed Consolidated Statements of Operations; balances are for the nine months ended September 30, 2016 and September 30, 2015.

NOTE 7– SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS

Following is a summary of stock option activity and number of shares reserved for outstanding options:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	2,152	$5.02	2.7 years	$2.23
Granted	20	5.71	—	3.01
Outstanding at December 31, 2015	2,172	$5.02	1.7 years	$2.24
Cancelled	1,670	5.10	0.6 years	2.18
Outstanding at September 30, 2016	502	$4.78	2.3 years	$2.43
Exercisable at September 30, 2016	502	$4.78	2.3 years	$2.43
Securities available for grant at September 30, 2016*	1,636

*Securities available for grant include securities available for stock option grants and RSUs.

Option Grants:

As described in Note 1 - Summary of Significant Accounting Policies and General and Note 6 - Related Party Transactions, as of December 2, 2013, subject to shareholder approval (which was received during 2014) and vesting provisions, the Company granted options to purchase a total of 1.5 million shares of its common stock to Algar at a per share exercise price of $5.00 pursuant to the Management Agreement. At the annual meeting of shareholders of the Company on October 15, 2014, shareholders approved the issuance of these options. The first 375.0 thousand share options vested and became exercisable on December 1, 2013. The second 375.0 thousand share options vested and became exercisable after the market price of the Company's common stock reached $6.00 per share during 2014. The third 375.0 thousand share options would have vested and become exercisable only if and after the market price of the Company's common stock reached $8.00 per share or Company revenue following an acquisition increased by $90.0 million. The fourth 375.0 thousand share options would have vested and become exercisable only if and after the market price of the Company's common stock reached $9.00 per share or Company revenue following an acquisition increased by $120.0 million.  On September 30, 2016, the Company and Algar mutually agreed to terminate the Management Agreement between them dated as of December 1, 2013.  In connection with the termination of the Management Agreement, the Stock Option Agreement was also terminated.  See Note 6 - Related Party Transactions for further details.

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

NOTE 7– SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

On June 15, 2016, at the Company's annual meeting, the Company's shareholders approved a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange allowed the Company to cancel 170.0 thousand stock options, including 20.0 thousand granted in January 2015, previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO.   The RSUs vest as follows if and to the extent that the CFO remains employed by the Company through each of the following dates: (i) on July 1, 2016, 50.00% (45,000) of the RSUs vest and become nonforfeitable; (ii) on December 31, 2016, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iii) on September 30, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iv) on December 31, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; and (v) on June 15, 2018, 12.50% (11,250) of the RSUs vest and become nonforfeitable.  Each RSU represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan.  The CFO remained employed by the Company through July 1, 2016 and the related 45,000 RSUs vested and became nonforfeitable.

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	—	—	$—
Granted	133.4	0.46 years	2.32
Vested	77.0	—	2.40
Outstanding at September 30, 2016	56.4	1.09 years	$2.21

Other Equity Transactions:

On August 5, 2015, the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand based on the fair value of our common stock. The consideration was payable in the form of a partial reduction of the Company’s accrued but unpaid bonus compensation due to Algar for services rendered in 2014 pursuant to the Management Agreement between the Company and Algar. See Note 6 - Related Party Transactions.

Non-Equity Transactions:

Under a retention agreement with the Company's CFO dated March 25, 2016, the Company will pay the CFO bonuses of $100.0 thousand and $125.0 thousand on each of December 31, 2016 and December 31, 2017, respectively, as long as he remains employed with the Company on those dates.  If the CFO's employment is terminated without cause (i) during 2016, the Company is required to pay him an amount equal to $100.0 thousand times the quotient of the number of full months he is employed during 2016 divided by 12, and (ii) during 2017, the Company is required to pay him an amount equal to $125.0 thousand times the quotient of the number of full months employed in 2017 divided by 12.

On September 30, 2016, the Company entered into retention agreements ("Retention Agreements") with certain management employees (individually "Staff Member").  Under the Retention Agreement, if the Staff Member remains continuously employed by the Company through and including the date which is the first to occur of: (a) the date of a change in control of the Company; (b) the date the Staff Member is terminated without cause; and (c) December 31, 2017, the Company will pay the Staff Member a bonus in an amount equal to 25% of the Staff Member's then-current annual base salary.  At September 30, 2016, the Company has estimated this liability to be $132.7 thousand.  The Company will evaluate the liability on an ongoing basis, and will expense the liability through December 31, 2017 unless determined otherwise.

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

NOTE 9 - FINANCING AND RELATED MATTERS

Securities Purchase Agreement

On June 13, 2014, the Company issued 857,143 shares of the Company's common stock pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") to RCP, an investment entity principally owned by Daniel M. Rifkin, the founder and CEO of MetalX, for an aggregate purchase price of $3.0 million. Pursuant to the Securities Purchase Agreement, the Company also issued to RCP a five-year warrant to purchase 857,143 additional shares of the Company's common stock, exercisable 6 months after the date of the Securities Purchase Agreement for an exercise price of $5.00 per share and expiring June 13, 2019. The net proceeds were allocated between common stock and warrants based on the relative fair value of the common stock and the warrants. The fair value of the warrants was estimated using a pricing model similar to that used for stock options. The Securities Purchase Agreement provides RCP with preemptive rights and a right of first refusal with respect to future securities offerings by the Company. The Company used the proceeds from the Securities Purchase Agreement for general corporate purposes including debt reduction, growth initiatives, capital expenditures, and potential acquisitions.

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

Financial information for the Waste Services discontinued operations is summarized as follows:

NOTE 10 - DISCONTINUED OPERATIONS, Continued

	For the three months ended	For the nine months ended
	September 30, 2015	September 30, 2015
	(in thousands)
Revenue from services and product sales	$1,959	$5,965
Cost of sales for services	1,423	4,431
Selling, general, and administrative expenses	170	532
Gain on the sale of equipment	43	50
Net income	$409	$1,052

For the nine months ended
September 30, 2015
(in thousands)
Cash flows from operating activities
Net income from discontinued operations	$1,052
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	330
Gain on sale of property and equipment	(50)
Change in assets and liabilities
Receivables	(85)
Inventories	8
Accounts payable	117
Other current liabilities	27
Net cash from operating activities	$1,399
Cash flows from investing activities
Proceeds from sale of property and equipment	44
Purchases of property and equipment	(357)
Net cash used in investing activities	$(313)

A pro forma summary of continuing operations for the nine months ended September 30, 2015 assuming the Waste Services Segment was sold at the beginning of the year is as follows (unaudited):

2015
(in thousands, except per share data)
Total revenue	$39,629
Net loss from continuing operations	(6,540)
Net loss	(5,488)

Net loss from continuing operations per share	$(0.82)
Net loss per share	(0.69)

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

General

Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms) is a Louisville, Kentucky-based company that buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and sells used auto parts after buying and dismantling used automobiles. Prior to December 4, 2015, we were also a provider of waste services through our Waste Services Segment. Our only remaining segment is our Recycling Segment. The Recycling Segment collects, purchases, processes and sells ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, aluminum, copper, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our sorting, cutting, baling, and until May 2015, our shredding operations. Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum, stainless steel and brass. Our used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.

On December 4, 2015, the Company sold substantially all assets of its Waste Services Segment. The Waste Services Segment provided waste management services including contract negotiations with service providers, centralized billing, invoice auditing and centralized dispatching. This segment also rented, leased, sold and serviced waste handling and recycling equipment, such as trash compactors and balers, to end-use customers. The Waste Services Segment has been classified as discontinued operations in the Company's financial statements in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20-55. Results of discontinued operations are excluded from the condensed consolidated financial information for all periods presented, unless otherwise noted. See Note 10 - Discontinued Operations in the accompanying Notes to Condensed Consolidated Financial Statements.

Our core business is focused on the recycling industry. We intend to work to manage our costs, improve gross margins and increase scrap metal volumes at all of our facilities. We intend to continue to focus on efficiencies and productivity in our core business while a special committee of our Board of Directors assists the Board of Directors in evaluating strategic alternatives.

From December 2014 through September 30, 2016, the Company was managed under a Management Services Agreement (“Management Agreement”) with Algar, Inc. (“Algar”). Under the Management Agreement, Algar provided us with day-to-day senior executive level operating management services. Algar also provided business, financial, and organizational strategy and consulting services, as our Board of Directors reasonably requested from time to time.

In connection with the ongoing evaluation of strategic alternatives, on September 30, 2016, the Company and Algar mutually agreed to terminate the Management Services Agreement pursuant to the Agreement to Terminate Management Services among the Company, Algar, and Sean Garber dated as of September 30, 2016 (the "Termination Agreement").  See Note 6 - Related Party Transactions for further details.

Effective September 30, 2016, Mr. Garber resigned from all positions with the Company, including as President, and the Board appointed Todd Phillips as President.  Mr. Phillips has been the Company's CFO since December 31, 2014 and will continue to serve in that role.

Liquidity and Capital Resources

Our cash requirements generally consist of working capital, capital expenditures and debt service. Our primary sources of liquidity during 2015 and the first half of 2016 were cash flows generated from asset sales, the idling of our auto shredder operation and the refinancing of the Company's working line of credit. These steps are more fully described below and in the accompanying Notes to the Condensed Consolidated Financial Statements. Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We drew $2.3 million on our revolving credit facility during the nine month period ended September 30, 2016.  We have also been able to manage liquidity by deferring certain rent payments made to related parties, as well as deferring capital expenditures. See Note 6 - Related Party Transactions in the accompanying Notes to Condensed Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of September 30, 2016, we held cash and cash equivalents of $0.5 million.

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

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Nine months ended
	September 30,
	2016	2015
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	97.6%	109.0%
Selling, general and administrative expenses	13.4%	7.3%
Loss before other expenses	(11.0)%	(16.3)%

Nine months ended September 30, 2016 compared to nine months ended September 30, 2015

Total revenue decreased $13.6 million or 34.4% to $26.0 million in the nine month period ended 2016 compared to $39.6 million in the same period in 2015. This decrease was primarily due to the May 2015 warm idle of the Company's shredder operations, which despite a portion of volume shifting to the Company's ferrous operations resulted in a significant decrease in revenue, as well as significant metal commodity price declines and associated volume decreases. Revenue from the Company's shredder operations were $0.0 million for the nine month period ended 2016 and $11.9 million for the same period in 2015, a decrease of $11.9 million. The remaining decrease was due primarily as a result of lower average selling prices (ASP) coupled with a related decrease in nonferrous volumes, partially offset by increased ferrous volumes. Nonferrous material shipments decreased by 3.7 million pounds, or 14.1%, along with a decrease in the average selling price of nonferrous material of $0.10 per pound, or 11.4%, for the nine months ended September 30, 2016 compared to nine months ended September 30, 2015. For the nine months ended September 30, 2016 compared to nine months ended September 30, 2015, the Company experienced a decrease in the average selling price of ferrous material of $43 per gross ton, or 18.6%. For the nine months ended September 30, 2016 compared to nine months ended September 30, 2015, the Company experienced an increase in ferrous material shipments of 14.5 thousand tons, or 38.0%. This increase in ferrous material shipments was primarily a result of the May 2015 warm idle of the Company's shredder operations. Due to the idling of the Company's shredder operations, a portion of materials previously sold and classified as shredder shipments during the nine months ended September 30, 2015 were purchased and sold through the ferrous operations for the nine months ended September 30, 2016.

Total cost of sales decreased $17.8 million or 41.2% to $25.4 million in the nine month period ended 2016 compared to $43.2 million for the same period in 2015. This decrease was primarily due to the May 2015 warm idling of the Company's shredder operations as well as significant metal commodity price declines and associated scrap metal volume decreases. Cost of sales from the Company’s shredder operations were $1.3 million for the nine month period ended September 30, 2016 compared to $14.9 million for the nine month period ended September 30, 2015, resulting in a $13.6 million decrease. The remaining decrease in cost of sales relates to lower shipping volumes for non-ferrous and lower metal commodity prices as noted in the above paragraph.

Total cost of sales as a percent of revenue was lower during the nine month period ended 2016 as compared to the same period in 2015. The metals commodity markets improved during the second quarter of 2016 as compared to the same period in 2015, which, despite lower ASP, allowed for improved gross margins.

SG&A expenses increased  $0.6 million to $3.5 million in the nine month period ended 2016 compared to $2.9 million in the same period in 2015. As a percentage of revenue, SG&A expenses were 13.4% in 2016 compared to 7.3% in 2015.

SG&A expenses increased primarily due to (i) an increase in bonus expense of $0.4 million related to amounts accrued but not yet paid under the Algar Management Agreement along with (ii) amounts accrued but not yet paid under a retention agreement entered into with our CFO on March 25, 2016, and (iii) an increase in share based compensation expense of $0.2 million mainly related to the June 15, 2016 one-time stock exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO.

Other income (expense) was expense of $52.0 thousand for the nine month period ended September 30, 2016 compared to expense of $71.0 thousand for the nine month period ended September 30, 2015. This $19.0 thousand change is a result of a $112.0 thousand decrease in interest expense, which is a result of the significant steps that the Company took during 2015 to reduce debt and improve liquidity; a $322.0 thousand decrease in the gain on sale of assets, which was primarily due to a gain during the first quarter of 2015 on the sale of our former Seymour, Indiana location and moving our facility to a leased property in the same general area; along with a $229.0 thousand increase in other income, which was primarily due to a gain on insurance proceeds. We filed an insurance claim related to six roofs on certain of our buildings due to weather related damage.  In the third quarter of 2016 we received insurance proceeds in the amount of $571.4 thousand related to this claim. We recognized a gain of $233.3 thousand, net of $80.0 thousand impairment write-downs of the related roofs, consulting fees related to the claim, and amounts set aside in accrual for repairs on leased properties.

The income tax provision increased $62.0 thousand to $77.0 thousand in the nine month period ended 2016 compared to $15.0 thousand in the same period in 2015. The effective tax rates in 2016 and 2015 were (2.6)% and (0.2)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through September 30, 2016. We also have several state and franchise taxes payable based on gross receipts.

Three months ended September 30, 2016 compared to three months ended September 30, 2015

Total revenue increased $0.3 million or 3.2% to $9.9 million in the third quarter of 2016 compared to $9.6 million in the same period in 2015. This increase was due primarily to increased ferrous volumes, partially offset by lower average selling prices (ASP) coupled with a related decrease in nonferrous volumes. Nonferrous material shipments decreased by 0.7 million pounds, or 8.1%, along with a decrease in the average selling price of nonferrous material of $0.05 per pound, or 5.6%, for the third quarter of 2016 compared to same period in 2015. For the third quarter of 2016 compared to same period in 2015, the Company experienced a decrease in the average selling price of ferrous material of $21 per gross ton, or 10.0%. In the third quarter of 2016 compared to the same period in 2015, the Company experienced an increase in ferrous material shipments of 4.8 thousand tons, or 31.0%.

Total cost of sales decreased $0.4 million or 3.9% to $9.8 million in the third quarter of 2016 compared to $10.2 million for the same period in 2015. This decrease was due in part to the May 2015 warm idling of the Company's shredder operations as well as significant metal commodity price declines and associated scrap metal volume decreases. Cost of sales from the Company’s shredder operations were $0.4 million for the three month period ended September 30, 2016 compared to $0.6 million for the three month period ended September 30, 2015, resulting in a $0.2 million decrease. The remaining decrease in cost of sales relates to lower shipping volumes for non-ferrous and lower metal commodity prices as noted in the above paragraph.

Total cost of sales as a percent of revenue was lower during the third quarter of 2016 as compared to the same period in 2015. These improved gross margins are, despite falling commodity prices, largely a result of better market conditions in the third quarter of 2016 as compared to the same period in 2015.

SG&A expenses increased $0.2 million to $1.1 million in the third quarter of 2016 compared to $0.9 million in the same period in 2015. As a percentage of revenue, SG&A expenses were 11.1% in 2016 compared to 9.0% in 2015.

SG&A expenses increased primarily due to an increase in share based compensation expense of $53.0 thousand, increase in bonus expense of $62.0 thousand related to amounts accrued but not yet paid under the Algar Management Agreement along with amounts accrued but not yet paid under a retention agreement entered into with our CFO on March 25, 2016, and an increase in director expense of $61.0 thousand.

Other income (expense) was income of $108.0 thousand for the three month period ended September 30, 2016 compared to expense of $112.0 thousand for the three month period ended September 30, 2015. This $220.0 thousand change is a result of a $25.0 thousand increase in interest expense, which related to interest expense on a capital lease in the third quarter of 2016, and a $243.0 thousand increase in other income, which was primarily due to a gain on insurance proceeds.  We filed an insurance claim related to six roofs on certain of our buildings due to weather related damage.  In the third quarter of 2016 we received insurance proceeds in the amount of $571.4 thousand related to this claim. We recognized a gain of $233.3 thousand, net of $80.0 thousand impairment write-downs of the related roofs, consulting fees related to the claim, and amounts set aside in accrual for repairs on leased properties.

The income tax provision increased $30.0 thousand to $37.0 thousand in the third quarter of 2016 compared to a $7.0 thousand in the same period in 2015. The effective tax rates in 2016 and 2015 were (4.1)% and (0.4)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through September 30, 2016. We also have several state and franchise taxes payable based on gross receipts.

Financial condition at September 30, 2016 compared to December 31, 2015

Cash and cash equivalents decreased $0.1 million to $0.5 million as of September 30, 2016 compared to $0.6 million as of December 31, 2015.

Net cash used in operating activities was $2.2 million for the nine month period ended September 30, 2016. The net cash used in operating activities is primarily due to a net loss of $3.0 million, an increase in receivables of $1.5 million, an increase in inventories of $0.5 million, and a decrease in accounts payables of $0.5 million; partially offset by a decrease in receivables from related parties of $151.0 thousand, depreciation of $1.7 million, stock option expense of $333.0 thousand, and an increase in other current liabilities of $421.0 thousand. The company had $8.0 thousand of capital expenditures in 2016.

Net cash from financing activities was $2.1 million for the nine month period ended September 30, 2016. In the nine month period ended September 30, 2016, we received net proceeds from debt of $2.3 million less capitalized loan fees in the amount of $241.0 thousand.

Accounts receivable trade increased $1.5 million or 88.8% to $3.2 million as of September 30, 2016 compared to $1.7 million as of December 31, 2015 due to a substantial increase in volume in September 30, 2016 compared to December 31, 2015, as well as modest commodity price increases. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.

Accounts receivables from related parties decreased $151.0 thousand to $57.0 thousand as of September 30, 2016 compared to $208.0 thousand as of December 31, 2015. This decrease was due to timing of cash receipts.

Inventories consist principally of ferrous and nonferrous scrap materials. We value inventory at the lower of cost or market. Inventory increased $0.5 million, or 20.3%, to $2.9 million as of September 30, 2016 compared to $2.4 million as of December 31, 2015. This increase is primarily driven by seasonality resulting in increased volumes and inventory levels during the third quarter of 2016 compared to the fourth quarter of 2015.

Inventory aging for the period ended September 30, 2016 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$2,330	$358	$93	$119	$2,900
Other	—	—	—	—	—
Total	$2,330	$358	$93	$119	$2,900

Inventory aging for the period ended December 31, 2015 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$2,014	$107	$74	$212	$2,407
Other	3	—	—	—	3
Total	$2,017	$107	$74	$212	$2,410

Inventory in the "1-30 days" category increased by $313.0 thousand from December 31, 2015 to September 30, 2016. This increase is primarily due to increased seasonal volumes during September 2016 as compared to December 2015.

Accounts payable trade decreased $0.5 million or 22.1% to $1.7 million as of September 30, 2016 compared to $2.2 million as of December 31, 2015. The accounts payable balance fluctuates due to timing of purchases from and payments made to our vendors. This decrease is largely a result of improved liquidity which led to quicker payments to the Company's suppliers.

Accounts payables and accrued expenses from related parties decreased $1.3 million to $0.7 million as of September 30, 2016 compared to $1.9 million as of December 31, 2015.  This decrease is largely a result of the Company entering into a subordinated, unsecured debt with related parties on February 29, 2016, which converted amounts previously held as related party payables, in the amount of $1.5 million. See Note 6 - Related Party Transactions for additional information

Working capital increased $2.7 million to $3.5 million as of September 30, 2016 compared to $0.8 million as of December 31, 2015 as a result of the above noted items.

The increase was primarily due to an increase in accounts receivables of $1.5 million, and an increase in inventories of $0.5 million, as well as a decrease in accounts payable and payable to related parties of $0.5 million and $1.3 million, respectively, offset by a decrease in receivables from related parties of $151.0 thousand, a decrease in prepaid expenses of $91.0 thousand, and an increase in current maturities of capital lease obligations of $144.0 thousand.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2016.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Obligation Description (2)
Long-term debt obligations	$3,825	$—	$2,321	$1,504	$—
Operating lease obligations	734	557	177	—	—
Capital lease obligations (1)	1,262	144	594	524	—
Total	$5,821	$701	$3,092	$2,028	$—

(1)	See Note 4 - Lease Commitments and Note 6 - Related Party Transactions for detailed information related to the Company's operating lease obligations.

(2)	All interest commitments under interest-bearing debt are included in this table for which changes in value are accounted for in other comprehensive income.

Long-term debt, including the current portions thereof, increased $3.8 million to $3.8 million as of September 30, 2016 compared to $20.0 thousand as of December 31, 2015. As discussed in the Liquidity and Capital Resources section above, the Company took steps in 2015 to pay down debt and increase liquidity. On December 4, 2015, in conjunction with the sale of substantially all assets of the Company’s Waste Services Segment, the Company paid off the substantially of all its debt. On February 29, 2016, the Company refinanced its remaining debt with a new lender. During the nine month period ended September 30, 2016, the Company received net proceeds from debt of $2.3 million. Additionally, on February 29, 2016, the Company entered into a subordinated, unsecured debt with related parties, which converted amounts previously held as related party payables, in the amount of $1.5 million. See Note 6 - Related Party Transactions for additional information.

On May 1, 2016, the Company entered into an amendment to a previous operating lease, whereby the lease is extended through April 30, 2021.  Based on the new lease terms, the Company classified the amended lease as a capital lease.  At inception, the Company recorded a capital lease obligation of $1.3 million.  As of September 30, 2016, the Company has recorded $107.1 thousand in depreciation expense and $49.4 thousand in interest expense related to the capital lease.  See Note 4 - Lease Commitments for additional information.

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

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. Upon adoption, ASU 2015-03 should be applied on a retrospective basis. We adopted ASU 2015-03 in the third quarter of 2016 and presented debt issuance costs related to a revolving credit arrangement as an asset which will amortize ratably over the term of the arrangement.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company is evaluating the potential impact of ASU 2016-15 on its Condensed Consolidated Financial Statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A - Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2016, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b) Changes to internal control over financial reporting.

There were no changes in ISA’s internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	November 10, 2016	By /s/ Orson Oliver
Orson Oliver
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	November 10, 2016	By /s/ Todd L. Phillips
Todd L. Phillips, President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
10.1 **

Agreement to Terminate Management Services Agreement dated as of September 30, 2016, by and among: (i) Algar, Inc., (ii) Sean Garber, and (iii) Industrial Services of America, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on October 4, 2016) (File No. 0-20979).

31.1	Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended September 30, 2016.
31.2	Rule 13a-14(a) Certification of Todd L. Phillips for the Form 10-Q for the quarter ended September 30, 2016.
32.1	Section 1350 Certification of Orson Oliver and Todd L. Phillips for the Form 10-Q for the quarter ended September 30, 2016.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document

** Previously filed.

