Form 10-K
period 2016-12-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2017-03-31
CIK 4187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price per share of $1.74 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,890,553. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.0033 par value, outstanding as of the close of business on March 27, 2017: 8,074,541.

____________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

2

PART I

Item 1.	Business.

General

Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms) is a Louisville, Kentucky-based company that buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and buys used autos in order to sell used auto parts. Through our Recycling Segment, we purchase, process and sell ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries and refineries. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our sorting, cutting, baling, and until May 2015, our shredding operations. Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum, stainless steel and brass. Our used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.

Before December 4, 2015, we were also a provider of waste services through our Waste Services Segment.  On December 4, 2015, the Company sold substantially all assets of its Waste Services Segment. The Waste Services Segment provided waste management services including contract negotiations with service providers, centralized billing, invoice auditing and centralized dispatching. This segment also rented, leased, sold and serviced waste handling and recycling equipment, such as trash compactors and balers, to end-use customers. The Waste Services Segment has been classified as discontinued operations in this Form 10-K in accordance with the Financial Accounting Standards Board Accounting Standards Codification 205-20-55. Results of discontinued operations are excluded from the consolidated financial information for all periods presented, unless otherwise noted. See Note 15 - Discontinued Operations in the accompanying Notes to Consolidated Financial Statements.

Our core business is now focused on the metal recycling industry. During 2016, we announced that the Company formed a special committee of independent board members to evaluate various growth and strategic options.  During the first quarter of 2017, the special committee concluded its work and reported to the Board.  The Board accepted the special committee's recommendation to focus on returning our core recycling business to profitability.  We intend to do this by increasing efficiencies and productivity while evaluating various options which may include operating the Company's auto shredder.  We will also remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions. On March 31, 2017, the Company amended the terms of its credit facility with MidCap Business Credit, LLC ("MidCap") to extend the maturity date of the Company's line of credit and increase the line of credit from $6.0 million to $8.0 million, subject to the satisfaction of certain borrowing base restrictions as more fully described in the accompanying Notes to Consolidated Financial Statements.  See Note 3 - Long Term Debt and Notes Payable to Bank in the accompanying Notes to Consolidated Financial Statements.

The Company also announced on October 4, 2016 the Company and Algar mutually agreed to terminate the Management Agreement between us, pursuant to the Agreement to Terminate Management Services among the Company, Algar, and Sean Garber dated as of September 30, 2016.  Effective September 30, 2016, Mr. Garber resigned from all positions with the Company, including as President. Also, on September 30, 2016, the company’s Chief Financial Officer was appointed to serve in the additional role as President.

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

Our Response to 2015 and 2016 Commodity Markets and Liquidity Conditions

During 2015, the Company's average selling price per unit of quantity decreased by 49.4% and 24.9% for ferrous and nonferrous material, respectively, compared to 2014. These decreases also led to significantly lower volumes of material available to the Company to buy and sell. Due to these deteriorating metals commodity market conditions, ISA took significant steps to improve liquidity and pay down debt during 2015 and 2016. Despite modest improvements in metal commodity markets during 2016, low prices combined with low volumes present a difficult ongoing metals recycling market. These steps are described below.

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

On April 30, 2015, LK Property Investments, LLC ("LK Property"), an entity principally owned by Daniel M. Rifkin, CEO of MetalX LLC ("MetalX"), (a related party) a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC ("RCP") (a related party) purchased a 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, KY from ISA Real Estate LLC, a wholly-owned subsidiary of the Company for a purchase price of $1.0 million. The Company realized a loss of $102.0 thousand from this sale. Also on April 30, 2015, the Company entered into a lease agreement with LK Property for a portion of the 4.4 acre parcel.  See Note 4 - Lease Commitments in the accompanying Notes to Consolidated Financial Statements for further lease details. Proceeds were used to reduce debt and improve liquidity.

On May 13, 2015, the Company announced the warm idle of the Company’s auto shredder. This action was in response to market conditions, primarily related to ferrous price volatility and lower ferrous volumes. Management will continue to monitor and analyze market conditions and to review the Company’s long-term options for its shredder and related downstream processing operation. The costs of idling were recognized in the 2015 financial statements. As a result of the continued operating losses from the shredder operations, management reviewed the carrying cost of the shredder, including the downstream processing system. The Company recognized an asset impairment charge of approximately $636.6 thousand related to the shredder’s downstream processing system. This charge was recorded in 2015 as an impairment charge on property and equipment within the cost of goods section in the accompanying consolidated statement of operations. As of the date of this report, the shredder remains idled. The Company continues to depreciate the assets associated with the shredder. Working capital, which would otherwise have been utilized in operating the shredder, was used to reduce debt and improve liquidity.

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

On April 1, 2016, the Company entered Amendment No. 1 to the Asset Purchase Agreement which extended the deadline for the Company to provide written notice if the Company objected to Compactor Rental’s calculation of the Holdback. On April 15, 2016, the Company entered into Amendment No. 2 to the Asset Purchase Agreement whereby the Company and Compactor Rentals agreed that the Holdback would be retained by Compactor Rentals based on a mutually-agreed upon calculation of working capital. Amendment No. 2 also detailed the parties’ agreement of the following: no indemnification claims would be made by Compactor Rentals arising out of certain matters; certain Compactor Rentals’ representatives did not have knowledge of any additional indemnification claims as of April 15, 2016; and the transition services agreement between the parties would be extended at no cost to Compactor Rentals through March 31, 2017.

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

On February 29, 2016, the Company entered into a Loan Agreement (the "2016 Loan") with MidCap. The 2016 Loan is secured by substantially all of the assets of the Company. Proceeds from this loan were used to pay transaction expenses and to pay off and close the remaining balance on the Wells Fargo revolving line of credit.

On March 31, 2017, the Company and each of its wholly-owned subsidiaries entered into an amendment to the 2016 Loan with MidCap ("First Amendment"). The First Amendment increased this line of credit from $6.0 million to $8.0 million, subject to the satisfaction of certain borrowing base restrictions and extended the maturity date to February 28, 2020.

Following the MidCap transaction and the First Amendment, the Company believes its liquidity is sufficient to meet projected needs for at least one year. See Note 3 - Long Term Debt and Notes Payable To Bank in the accompanying Notes to Consolidated Financial Statements for further details.

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

7

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

8

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

Company Background

ISA was incorporated in 1953 in Florida under the name ALSON MFG. CO. and originally designed and manufactured various forms of electrical products.

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

As of 2016, our primary focus is ferrous and non-ferrous metal recycling, as well as selling used auto parts.

Competition

The metal recycling business is highly competitive and is subject to significant changes in economic and market conditions. In late 2014 and early 2015, the metal commodity market saw increased volatility. Market prices traded down significantly lower, particularly during 2015. The metal commodity market experienced continued volatility during 2016.  The 2016 metal commodity market finished strong and provided a positive outlook for 2017. Given the strengthening dollar, exports were reduced and steel mills were able to buy large quantities of low-cost scrap. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. We compete for the purchase and sale of scrap metal with large, well-financed recyclers of scrap metal as well as smaller metal facilities and brokers/dealers. Although we expanded our facilities and increased our processing efficiencies in prior years, certain of our competitors have greater financial, marketing and physical resources. There can be no assurance that we will be able to obtain our desired market share based on the competitive nature of this industry.

Dependence on Major Customer

In 2016, we had sales to one major customer that totaled approximately 12.5% of our net sales for the year ended December 31, 2016.

Employees

As of March 26, 2017, we had 75 full-time employees. None of our employees are members of a union.

Effect of State and Federal Environmental Regulations

Although we believe that our business model adequately protects us from potential environmental liability, we also continue to use our best efforts to be in compliance with federal, state and local environmental laws. Such compliance has not historically constituted a material expense to us.

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

Item 1A. Risk Factors.

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

Volatility in market prices of the scrap metal recycling inventory experienced in late 2014 and through 2015 caused management to re-assess the carrying value of our inventory. In 2015 we incurred a lower of cost or market inventory write-down of $1.3 million.  We did not incur a lower of cost or market inventory write-down in 2016 as the market prices of the scrap metal recycling inventory improved in 2016 as compared to 2015.

We have limited liquidity and may need to arrange for additional liquidity on terms that are unfavorable to our stockholders, if we are able to obtain additional liquidity at all.

Our primary sources of liquidity during 2015 and 2016 were cash flows generated from asset sales, the idling of our auto shredder operation and the refinancing of the Company's working line of credit; in the first quarter of 2017, we extended the maturity date of our line of credit and increased the line of credit from $6.0 million to $8.0 million, subject to the satisfaction of certain conditions as more fully described in the accompany Notes to Consolidated Financial Statements.

Influenced primarily by the length and depth of the metals market downturn and the Company's ongoing operating losses, we may not be able to fund our future capital needs, including necessary working capital, funds for capital expenditures or debt service, from operating cash flow. Consequently, we may have to rely on third-party sources to fund our capital needs or we may have to rely on further asset sales or similar actions. We may be unable to obtain third-party financing or conduct asset sales on favorable terms or at all, which could materially and adversely affect our operating results, cash flow and liquidity. Furthermore, we cannot provide assurance that sufficient liquidity can be raised from one or more of these sources or that a desired transaction could be consummated within the period needed to meet certain obligations

Our liquidity remains constrained such that it may not be sufficient to meet our cash operating needs in the long-term. Our ability to fund our working capital needs and capital expenditures is limited by the net cash provided by operations, cash on hand and the liquidity available under the credit facility. Additional declines in net cash provided by operations or further decreases in the availability under the credit facility could rapidly exhaust our liquidity. Our inability to increase our liquidity would adversely impact our future performance, operations and results of operations, along with constraining our ability to move forward with any business combinations or other strategic alternatives.

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

Item 2.	Properties.

The following table outlines our principal properties as of December 31, 2016:

Property Address	Lease or own	Segment	Acreage
6709 Grade Lane, Louisville, KY	Lease (1)	Recycling & Other	1.326
7023-7103 Grade Lane, Louisville, KY	Own	Recycling	2.530
7020/7100 Grade Lane, Louisville, KY	Lease (K&R) (2)	Recycling & Other	14.230
7110 Grade Lane, Louisville, KY	Own	Recycling	10.723
7124 Grade Lane, Louisville, KY	Own	Recycling	5.120
7200-7210 Grade Lane, Louisville, KY	Own	Recycling	15.520
3409 Camp Ground Road, Louisville, KY	Own	Recycling	5.670
960 S. County Rd 900 W, North Vernon, IN	Lease (3)	Recycling	14.000
1617 State Road 111, New Albany, IN	Own	Recycling	1.300

(1)	See Note 10 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information related to the 6709 Grade Lane lease.

(2)	See Note 10 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information related to the K&R lease.

(3)	See Note 4 - Lease Commitments in the accompanying Notes to Consolidated Financial Statements for additional information related to the Seymour/North Vernon lease.

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

ISA common stock is traded on the NASDAQ Capital Market under the symbol “IDSA.” High and low sales prices of the common stock price are summarized as follows:

	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$3.05	$0.87	$6.00	$4.13
June 30	$2.78	$1.63	$4.64	$3.36
September 30	$2.30	$1.32	$4.08	$3.35
December 31	$3.35	$1.10	$3.52	$1.24

There were approximately 136 shareholders of record as of December 31, 2016.

Our Board of Directors did not declare any dividends in 2016 or 2015.

Under our previous Wells Fargo and our current MidCap loan agreements, ISA covenants that so long as the lenders remain committed to make any advance or extend any other credit to us, or any obligations remain outstanding, ISA will not declare or pay any dividend or distribution (either in cash or any other property in respect of any stock) or redeem, retire, repurchase or otherwise acquire any of our stock, other than dividends and distributions by our subsidiaries to a parent.

On November 15, 2005, our Board of Directors authorized a program to repurchase up to 300.0 thousand shares of our common stock at current market prices. We did not repurchase any shares in 2016 or 2015. There are approximately 133.3 thousand shares still available for repurchase under this program.

Item 6.	Selected Financial Data.

Selected Financial Data

	(Amounts in thousands, except per share data)
Year ended December 31:	2016	2015	2014	2013		2012
Total revenue	$36,505	$46,180	$110,091		$136,753		$194,232
Net loss from continuing operations	$(3,230)	$(9,085)	$(8,686)		$(13,816)		$(6,620)
Net income from discontinued operations	$—	$7,320	1,413	*		*
Earnings (loss) per common share from continuing operations:
Basic	$(0.40)	$(1.14)	$(1.15)		$(1.96)		$(0.95)
Diluted	$(0.40)	$(1.14)	$(1.15)		$(1.96)		$(0.95)
Earnings (loss) per common share from discontinued operations:
Basic	$—	$0.92	$0.19	$	*	$	*
Diluted	$—	$0.92	$0.19	$	*	$	*
At year end:
Total assets	$20,856	$19,434	$37,790		$44,032		$63,323
Current maturities of long-term debt	$2,942	$20	$15,911		$1,597		$1,687
Current maturities of capital lease obligations	$198	$—	$—		$—		$—
Long-term debt, net of current maturities	$—	$—	$—		$16,295		$23,369
Long-term debt, net of current maturities, related parties	$1,504	$—	$—		$—		$—
Capital lease obligations, net of current maturities	$1,050	$—	$—		$—		$—

The recycling business is highly competitive and is subject to various market and company risks. See Item 1A. - Risk Factors for a discussion of the material risks related to our operations. Due to these risks, past performance is not necessarily indicative of future financial condition or results of operations.

* On December 4, 2015, the Company sold a majority of its Waste Services Segment assets. Years 2015 and 2014 have been adjusted to reflect discontinued operations of the Waste Services Segment. Years 2013 through 2012 have not been adjusted for discontinued operations of the Waste Services Segment.

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

General

Our core business is now focused on the metal recycling industry. During 2016, we announced that the Company formed a special committee of independent board members to evaluate various growth and strategic options.  During the first quarter of 2017, the special committee concluded its work and reported to the Board.  The Board accepted the special committee's recommendation to focus on returning our core recycling business to profitability.  We intend to do this by increasing efficiencies and productivity while evaluating various options which may include operating the Company's auto shredder.  We will also remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions.

Also, on March 31, 2017, the Company entered into an amended credit facility with MidCap, which extended the maturity date of the Company's line of credit and increased the line of credit from $6.0 million to $8.0 million, subject to the satisfaction of certain borrowing base restrictions as more fully described in the accompanying Notes to Consolidated Financial Statements.

The Company also announced on October 4, 2016 the Company and Algar mutually agreed to terminate the Management Agreement between us, pursuant to the Agreement to Terminate Management Services among the Company, Algar, and Sean Garber dated as of September 30, 2016.  Effective September 30, 2016, Mr. Garber resigned from all positions with the Company, including as President. Also, on September 30, 2016, the company’s Chief Financial Officer was appointed to serve in the additional role as President.

We have operating locations in Louisville, Kentucky, and Seymour and New Albany, Indiana. We do not have operating locations outside the United States. Seymour is used interchangeably with North Vernon herein.

Liquidity and Capital Resources

Our cash requirements generally consist of working capital, capital expenditures and debt service. Our primary sources of liquidity during 2015 and 2016 were cash flows generated from asset sales, the idling of our auto shredder operation and the refinancing of the Company's working line of credit. These steps are more fully described below and in the accompanying Notes to the Consolidated Financial Statements. Cash flows generated from operations and our revolving credit facility are also significant sources of ongoing liquidity. We have also been able to manage liquidity by deferring certain rent payments made to related parties, as well as deferring capital expenditures. See Note 10 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of December 31, 2016, we held cash and cash equivalents of $0.5 million.  We had an outstanding balance of $2.9 million on our revolving credit facility as of December 31, 2016.

During 2015 and 2016, the Company experienced significant liquidity challenges related to the severe metal market downturn and associated ISA loan defaults with our then lenders. Management took the below steps. See "Our Response to 2015 and 2016 Commodity Markets and Liquidity Conditions" in Item 1 of this Form 10-K for further discussion of these actions.

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

On February 29, 2016, the Company refinanced its Wells Fargo debt with a new lender, MidCap Business Credit.

On March 31, 2017, the Company entered into the First Amendment to the 2016 Loan, which extended the maturity date of the Company's line of credit and increased the line of credit from $6.0 million to $8.0 million, subject to the satisfaction of certain borrowing base restrictions as more fully described in the accompanying Notes to Consolidated Financial Statements.

Credit facilities and notes payable

During 2015 the Company had certain loans with KY Bank and, during 2015 and 2016 with Wells Fargo. As of December 31, 2014, the Company was in default under the Wells Fargo loans and during the second half of 2015 entered into a Forbearance Agreement with Wells Fargo whereby the due dates on the loans were accelerated and the Company was required to take certain actions.

During 2015, as more fully described above, the Company took steps to pay down debt and increase liquidity.

On December 4, 2015, in conjunction with the above-noted sale of substantially all assets of the Company’s Waste Services Segment, the Company paid off the KY Bank loans and certain Wells Fargo loans. As of December 31, 2015, the Company had an outstanding balance of $19.7 thousand to Wells Fargo. On February 29, 2016, the Company closed on new financing with MidCap Business Credit and paid off in full remaining amounts due to Wells Fargo.

See Note 1 - Summary of Significant Accounting Policies and Note 3 - Long Term Debt and Notes Payable to Bank in the accompanying Notes to Consolidated Financial Statements for further details on long term debt and notes payable.

Swap agreements

In October 2013, the Company entered into an interest rate swap agreement with KY Bank swapping a variable rate based on LIBOR for a fixed rate. This swap agreement covered approximately $2.4 million in debt, commenced October 17, 2013 and was scheduled to mature on October 1, 2018. The swap agreement fixed our interest rate at 4.74%. The swap was settled for $15.0 thousand during 2015. As of December 31, 2016, we do not have any swap agreements.

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

Inventory

Our inventories primarily consist of ferrous and non-ferrous, including stainless steel, and scrap metals and are valued at the lower of average purchased cost or net realizable value ("NRV") based on the specific identification method based on individual scrap commodity. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment when the NRV, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of inventory. We record the loss in cost of sales in the period during which we identified the loss. Prices of commodities we own may be volatile. We are exposed to risks associated with fluctuations in the market price for both ferrous and non-ferrous metals, which are at times volatile. We attempt to mitigate this risk by seeking to rapidly turn our inventories.

We make certain assumptions regarding future demand and NRV in order to assess whether inventory is properly recorded at the lower of cost or NRV. We base our assumptions on historical experience, current market conditions and remaining costs of processing (if any). If the anticipated future selling prices of scrap metal and finished steel products should decline, we would re-assess the recorded NRV of our inventory and make any adjustments we feel necessary in order to reduce the value of our inventory (and increase cost of sales) to the lower of cost or net realizable value.

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

We recognize uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC.  The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We have no liability for uncertain tax positions recognized as of December 31, 2016 and 2015.

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

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenues and other pertinent data:

Year ended December 31,	2016	2015
Consolidated Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	96.1%	110.5%
Selling, general and administrative expenses	12.3%	8.4%
Loss before other income (expense)	(8.4)%	(18.9)%

The 14.4% decrease in cost of sales as a percentage of revenue in 2016 as compared to 2015 is primarily due to significant adverse conditions in 2015 including substantial downward commodity price pressures during 2015 which severely impacted margins, a fixed asset impairment charge of $0.6 million recorded in 2015 due to the May 2015 warm idle of the shredder, and an inventory lower of cost or market adjustment of $1.3 million in 2015 related to a decline in metal commodity market prices. In 2016, the downward pressure on commodity prices eased and the metals market experienced modest stabilization.

Selling, general and administrative expenses as a percentage of revenue in 2016 as compared to 2015 increased 3.9%. This increase is mainly due to substantially lower revenues in 2016 associated with lower metal prices and lower revenues in 2016 due to the May 2015 warm idle of the shredder.  Selling, general and administration expenses increased by $0.6 million in 2016 as compared to 2015, mainly due to an increase in stock option expense of $0.2 million, an increase in bonus expense of $0.5 million, offset by a decrease in utilities of $0.1 million.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income is net income plus certain other items that are recorded directly to shareholders’ equity. Amounts included in accumulated other comprehensive loss for our derivative instruments are not recorded net of tax in 2015 due to the valuation allowance recorded. Refer to Note 1 – Summary of Significant Accounting Policies - Derivative and Hedging Activities and Note 7 - Income Taxes in the accompanying Notes to Consolidated Financial Statements for additional information about our derivative instruments and valuation allowance, respectively.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Total revenue decreased $9.7 million or 21.0% to $36.5 million in 2016 compared to $46.2 million in 2015. This decrease was primarily due to the May 2015 warm idle of the Company's shredder operations, which despite a portion of volume shifting to the Company's ferrous operations, resulted in a significant decrease in revenue, as well as significant metal commodity price declines and associated volume decreases. Revenue from the Company's shredder operations were $0 million for the year ended December 31, 2016 and $11.9 million for the year ended December 31, 2015, a decrease of $11.9 million. The remaining increase was due primarily to increased ferrous volumes. Nonferrous material shipments decreased by 1.8 million pounds, or 5.3%, along with a decrease in the average selling price of nonferrous material of $0.07 per pound, or 8.2%, for the year ended December 31, 2016 compared to year ended December 31, 2015. For the year ended December 31, 2016 compared to year ended December 31, 2015, the Company experienced a decrease in the average selling price of ferrous material of $23 per gross ton, or 11.1%. For the year ended December 31, 2016 compared to year ended December 31, 2015, the Company experienced an increase in ferrous material shipments of 21.4 thousand tons, or 43.3%. This increase in ferrous material shipments was primarily a result of the May 2015 warm idle of the Company's shredder operations. Due to the idling of the Company's shredder operations, a portion of materials previously sold and classified as shredder shipments during the year ended December 31, 2015 were purchased and sold through the ferrous operations for the year ended December 31, 2016.

Total cost of sales decreased $15.9 million or 31.2% to $35.1 million in 2016 compared to $51.0 million in 2015. This decrease was primarily due to the May 2015 warm idling of the Company's shredder operations as well as significant metal commodity price declines and associated scrap metal volume decreases. Cost of sales from the Company’s shredder operations were $1.7 million for the year ended December 31, 2016 compared to $15.8 million for the year ended December 31, 2015, resulting in a $14.1 million decrease. Cost of sales in 2016 for the Company's shredder operations relate primarily to depreciation, which has continued. The remaining decrease in cost of sales relates to lower shipping volumes for non-ferrous and lower metal commodity prices for both ferrous and non-ferrous partially offset by increased ferrous volumes as noted in the above paragraph

Total cost of sales as a percent of revenue was lower during the year ended 2016 as compared to the same period in 2015. The metals commodity markets improved during 2016 as compared to the same period in 2015, which, despite lower average selling price, allowed for improved gross margins.

In 2015, we incurred a lower of cost or market inventory write-down of $1.3 million, or 2.8% of revenue. Additionally, in 2015, we incurred a $0.6 million lower-of-cost fixed asset write down related to the significant process and strategy changes associated with the ASR process. See Note 1 - Summary of Significant Accounting Policies - Inventories in the accompanying Notes to Consolidated Financial Statements for additional information.

Selling, general and administrative ("SG&A") expenses increased $0.6 million or 15.4% to $4.5 million in 2016 compared to $3.9 million in 2015. The increase in SG&A expenses was mainly due to an increase in stock option expense of $0.2 million, an increase in bonus expense of $0.5 million, offset by a decrease in utilities of $0.1 million.

As a percentage of total revenue, selling, general and administrative expenses were 12.3% in 2016 compared to 8.4% in 2015. This increase is a result of the significant revenue decrease from 2015 to 2016 along with increased selling, general and administrative expenses of 15.4%.

Interest expense decreased $0.2 million or 26.8% to $0.5 million in 2016 compared to $0.7 million in 2015 which is a result of the significant steps that the Company took during 2015 to reduce debt and improve liquidity.

Other income (expense) was expense of $94.0 thousand for the year ended December 31, 2016 compared to expense of $348.0 thousand for the year ended December 31, 2015. This $254.0 thousand change is a result of a $186.0 thousand decrease in interest expense, which is a result of the significant steps that the Company took during 2015 to reduce debt and improve liquidity; a $320.0 thousand decrease in the gain on sale of assets, which was primarily due to a gain during the first quarter of 2015 on the sale of our former Seymour, Indiana location and moving our facility to a leased property in the same general area; along with a $11.0 thousand decrease in other income; an increase in the gain on insurance proceeds of $399.0 thousand. We filed an insurance claim related to six roofs on certain of our buildings due to weather related damage.  In 2016 we received insurance proceeds in the amount of $571.4 thousand related to this claim. We recognized a gain of $399.3 thousand, net of $80.0 thousand impairment write-downs of the related roofs and consulting fees related to the claim.

Significant components of other income (expense), in thousands, were as follows:

	Fiscal Year Ended December 31,
Description Other Income (Expense)	2016	2015
Income from settlements	$9.9	$34.0
Other	5.8	(7.0)
Total other income, net	$15.7	$27.0

The income tax expense increased $67.0 thousand to a tax provision of $80.0 thousand in 2016 compared to a tax expense of $13.0 thousand in 2015. The effective tax rates, including the intangible impairment losses and the deferred tax asset valuation allowance, in 2016 and 2015 were (2.5)% and (0.1)%, respectively, based on federal and state statutory rates.

Financial Condition at December 31, 2016 compared to December 31, 2015

Cash and cash equivalents decreased $0.1 million to $0.5 million as of December 31, 2016 compared to $0.6 million as of December 31, 2015.

Net cash used in operating activities was $3.3 million for the year ended December 31, 2016. The net cash used in operating activities is primarily due to a net loss of $3.2 million, an increase in receivables of $1.7 million, an increase in inventories of $1.0 million, and a decrease in accounts payables of $0.5 million; partially offset by a decrease in receivables from related parties of $58.0 thousand, depreciation of $2.3 million, share-based option expense of $357.0 thousand, and an increase in other current liabilities of $433.0 thousand. The company had $8.0 thousand of capital expenditures in 2016.

Net cash from financing activities was $2.7 million for the year ended December 31, 2016. In the year ended December 31, 2016, we received net proceeds from debt of $2.9 million less capitalized loan fees in the amount of $241.0 thousand.

Trade accounts receivable after allowances for doubtful accounts increased $1.7 million or 101.4% to $3.4 million as of December 31, 2016 compared to $1.7 million as of December 31, 2015 due to the receipt of customer payments and a decrease in the volume of shipments of ferrous, nonferrous, and stainless steel material during 2016. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.

Inventories consist principally of ferrous and nonferrous scrap materials. We value inventory at the lower of cost or market. Inventory increased $1.0 million or 42.6% to $3.4 million as of December 31, 2016 compared to $2.4 million as of December 31, 2015. This increase is primarily driven by seasonality resulting in increased volumes and inventory levels during the fourth quarter of 2016 compared to the fourth quarter of 2015.

We make certain assumptions regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or market. We base our assumptions on historical experience, current market conditions and current replacement costs. Management spent much of 2015 and early 2016 working to assess the Company's automobile shredder residue ("ASR") process. Significant process and strategy changes associated with the ASR process have been made, including the May 2015 warm idle of the shredder. These changes, combined with the significant metals market reduction in demand and prices experienced in late 2014 and through 2015, caused management to perform a lower of cost-or-market assessment which resulted in inventory write-downs of $1.3 million for the year of December 31, 2015.  There was no inventory write-down in 2016.

Inventory aging for the period ended December 31, 2016 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$3,011	$268	$62	$96	$3,437

Inventory aging for the period ended December 31, 2015 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$2,017	$107	$74	$212	$2,410

Inventory in the "1-30 days" category increased by $1.0 million from December 31, 2015 to December 31, 2016. This increase is primarily due to increased volumes during December 2016 as compared to December 2015.

Accounts payable trade decreased $0.5 million or 25.4% to $1.6 million as of December 31, 2016 compared to $2.2 million as of December 31, 2015. The accounts payable balance fluctuates due to timing of purchases from and payments made to our vendors. This decrease is largely a result of improved liquidity which led to quicker payments to the Company's suppliers.

Accounts payables and accrued expenses from related parties decreased $1.3 million to $0.6 million as of December 31, 2016 compared to $1.9 million as of December 31, 2015.  This decrease is largely a result of the Company entering into a subordinated, unsecured debt with related parties on February 29, 2016, which converted amounts previously held as related party payables, in the amount of $1.5 million. See Note 10 - Related Party Transactions in the Consolidated Financial Statements for additional information.

Working capital increased $0.9 million to $1.7 million as of December 31, 2016 compared to $0.8 million as of December 31, 2015 as a result of the above noted items.

Contractual Obligations

The following table provides information with respect to our known contractual obligations as of December 31, 2016:

	Payments due by period (in thousands)
Obligation Description:	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Long-term debt obligations	$4,446	$2,942	$—	$1,504	$—
Operating lease obligations	821	774	47	—	—
Capital lease obligations	1,248	198	608	442	—
Total	$6,515	$3,914	$655	$1,946	$—

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued.  The Company adopted ASU 2014-15 and noted no significant impact from the adoption on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, will continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. Early application is permitted, and upon adoption, ASU 2015-03 should be applied on a retrospective basis. The Company adopted ASU 2015-03 and noted no impact from the adoption on its Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. The Company adopted the standard in the fourth quarter of 2016 and noted no material impact on its Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which provides guidance to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019.  The Company is evaluating the potential impact of ASU 2016-13 on the Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company is evaluating the potential impact of ASU 2016-15 on the Consolidated Financial Statements.

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

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2016, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in Internal Control -- Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2016, and concluded that such internal control over financial reporting was effective as of December 31, 2016.

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

There were no changes in ISA’s internal control over financial reporting during the year ended December 31, 2016 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

Item 9B.	Other Information.

On March 31, 2017, the Company and each of its wholly-owned subsidiaries entered into an amendment to the 2016 Loan with MidCap ("First Amendment"). The First Amendment increased the line of credit from $6.0 million to $8.0 million and extended the maturity date to February 28, 2020.  As amended, the line of credit permits the Company to borrow an amount under the 2016 Loan equal to the lesser of (A) $8.0 million; and (B)(i) 85% of the value of the Company’s eligible domestic accounts receivable, plus (ii) the lesser of (x) $2.5 million and (y) 75% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $400,000 and (y) 40% of appraised net forced liquidation value of eligible fixed assets, plus (iv) the lesser of (x) $1.75 million and (y) 45% of the appraised value of certain properties owned by the Company (subject to MidCap's receipt of any third-party or internal approvals it may require in its discretion), minus (v) any amount which MidCap may require from time to time, pursuant to terms of the agreement, in order to secure amounts owed to MidCap under the agreement.

The First Amendment contains a minimum line availability covenant equal to $350.0 thousand, the same as the 2016 Loan.  This covenant may be replaced by a Fixed Charge Coverage Ratio ("FCCR") covenant once the Company has achieved an FCCR of 1.1x on an annualized basis.  The Company paid underwriting fees of $20.0 thousand at closing.

 PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

Set forth below is a list of members of the Board of Directors, together with their ages, all Company positions and offices each person currently holds and the year in which each person joined the Board.

Name and Principal Occupation with Company	Age	Year First Became Director

Orson Oliver	74	2005
Chairman of the Board and Interim Chief Executive Officer

Albert Cozzi	71	2006
Director

Vince Tyra	51	2014
Director

William Yarmuth	65	2014
Director

ORSON OLIVER has been our director since 2005, our Chairman of the Board since 2012 and our interim Chief Executive Officer since 2013.  He currently holds an officer position as General Counsel with the A.J. Schneider Company.  He has over thirty-five years of experience in banking and financial consulting. Mr. Oliver began his career in 1968 as an attorney with the U.S. Treasury Department in Washington, D.C.  In 1975, he joined the Bank of Louisville as general counsel.  In 1985, he became president of the Bank of Louisville.  When Branch Banking and Trust Company acquired the Bank of Louisville in 2003, the Bank of Louisville had assets of $1.6 billion and was the largest, locally managed bank in Louisville, Kentucky.  Since his retirement from banking in February 2004, Mr. Oliver has worked as an independent general business consultant for the Al J. Schneider Company, a corporation with a number of large hotels and real estate holdings in the Louisville, Kentucky area. From May 2004 through December 2011, Mr. Oliver also worked as an independent general business consultant for PNC Bank, which is headquartered in Pittsburgh, Pennsylvania.  Mr. Oliver was a member of the Board of Directors of the Al J. Schneider Company from February 2004 through June 2016.  Beginning in 2013, Mr. Oliver also serves as a director of the Bankers' Bank of Kentucky.

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

VINCE TYRA has been our director since 2014. Mr. Tyra was President of ISCO Industries ("ISCO"), a global, customized piping solutions provider based in Louisville, Kentucky, through 2016.  Prior to his position at ISCO, Mr. Tyra was a Managing Partner at Southfield Capital, a private investment firm based in Greenwich, Connecticut, where he joined in 2007.  Mr. Tyra continues to be an Operating Partner with Southfield Capital, serves on the firm's investment committee and is a board member of various Southfield Capital portfolio companies.  Prior to Southfield Capital, Mr. Tyra was CEO of Broder Bros., Co., a wholesale distributor of imprintable activewear.  Prior to joining Broder, Mr. Tyra served as President of Retail and Activewear at Fruit of the Loom.  Previous to Fruit of the Loom, Mr. Tyra was a principal investor and Executive Vice President of TSM, a Louisville, Kentucky based wholesale distributor of activewear.

WILLIAM YARMUTH has been our director since 2014. Mr. Yarmuth has been the Chairman and Chief Executive Officer at Almost Family Inc. ("Almost Family"), a Louisville, Kentucky-based provider of a range of Medicare-certified home health nursing services to patients in need of recuperative and other care, since 1992.  Mr. Yarmuth has been a director of Almost Family since 1991, when the company acquired National Health Industries, where Mr. Yarmuth was Chairman, President and Chief Executive Officer .

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

On December 2, 2013, the Company and Algar entered into a Management Services Agreement (the “Management Agreement”).  Pursuant to the Management Agreement, the Company agreed that Algar could cause the appointment of up to two members of the Board. In 2014, Algar nominated William Yarmuth and Vince Tyra to serve as board members.  Messrs. Tyra and Yarmuth were recommended for nomination and appointment to the Board by Algar, Inc. in 2016. Messrs. Tyra and Yarmuth were subsequently nominated by the Board for election, and they were elected, by the shareholders at the 2016 annual meeting to hold office until the 2017 annual meeting and until their respective successors have been elected and qualified.

Audit Committee

The Audit Committee confers with our independent registered public accounting firm regarding the scope and adequacy of annual audits; reviews reports from such independent accountants; and meets with the independent accountants to review the adequacy of our accounting principles, financial controls and policies. The Audit Committee met four (4) times in 2016. The members of the Audit Committee are Messrs. Tyra, Cozzi and Yarmuth. Mr. Tyra is the chairperson of this committee. All current members of the Audit Committee are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards and the Audit Committee Qualifications of Rule 5605(c)(2). The Board of Directors has determined that Mr. Tyra is qualified as an "audit committee financial expert" based on a thorough review of his education and financial experience and is independent as described in the preceding sentences. Our Audit Committee has a written charter, which is available on our website at www.isa-inc.com under Investors.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company's executive officers.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations
Orson Oliver	2013	74

Mr. Oliver has been our director since 2005, our Chairman of the Board since 2012 and our interim Chief Executive Officer since 2013.  He currently holds an officer position as General Counsel with the A.J. Schneider Company.  He has over thirty-five years of experience in banking and financial consulting. Mr. Oliver began his career in 1968 as an attorney with the U.S. Treasury Department in Washington, D.C.  In 1975, he joined the Bank of Louisville as general counsel.  In 1985, he became president of the Bank of Louisville.  When Branch Banking and Trust Company acquired the Bank of Louisville in 2003, the Bank of Louisville had assets of $1.6 billion and was the largest, locally managed bank in Louisville, Kentucky.  Since his retirement from banking in February 2004, Mr. Oliver has worked as an independent general business consultant for the Al J. Schneider Company, a corporation with a number of large hotels and real estate holdings in the Louisville, Kentucky area. From May 2004 through December 2011, Mr. Oliver also worked as an independent general business consultant for PNC Bank, which is headquartered in Pittsburgh, Pennsylvania.  Mr. Oliver was a member of the Board of Directors of the Al J. Schneider Company from February 2004 through June 2016.  Beginning in 2013, Mr. Oliver also serves as a director of the Bankers' Bank of Kentucky.

Todd L. Phillips	2014	41

Mr. Phillips was appointed President in September 2016, was appointed Secretary in June 2016, and continues to be Chief Financial Officer, a position he has held since December 31, 2014. Mr. Phillips joined ISA from CRS Reprocessing, LLC, where he held the positions of Chief Operating Officer and Chief Financial Officer from January 2009 to December 2014.  CRS is a private-equity backed company with operations in the United States, Europe and Asia.  Prior to CRS, Mr. Phillips was Chief Financial Officer at Genscape, Inc. from March 2004 to January 2009, a global information provider to energy commodity traders.  Genscape was backed by private equity firm Oaktree Capital and was honored twice during Mr. Phillips’s tenure as an Inc. 500 company, recognizing Genscape as one of the 500 fastest growing companies in the United States. Mr. Phillips was the corporate controller for Metal Sales Manufacturing Corporation from March 2002 to March 2004.  Mr. Phillips began his career at Arthur Andersen LLP from December 1997 through March 2002 following his graduation from the University of Kentucky.  He is a Certified Public Accountant and holds degrees in accounting and business administration, with a focus on finance, from the University of Kentucky.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, certain officers and persons who own more than ten percent (10%) of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in ownership of our common stock held by such persons. Officers, directors and greater than 10% shareholders must furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations from reporting persons that no other reports including Forms 5 were required, all Section 16(a) filing requirements applicable to all of our officer, directors and greater than 10% shareholders were timely complied with during 2016.

Code of Ethics

The Board of Directors has adopted our Code of Ethics for the Chief Executive Officer and Financial Executives, which is available on our website at www.isa-inc.com under Investors. The Company will post any waivers to the Code of Ethics to our website. Shareholders may communicate directly with the Board of Directors in writing by sending a letter to the Board at: Industrial Services of America, Inc., 7100 Grade Lane, Louisville, KY 40213 or by a secure e-mail via our website at www.isa-inc.com.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION DISCUSSION

In accordance with SEC regulations, the following table summarizes the compensation awarded to, paid to, or earned by: (i) all persons who served as our principal executive officer during 2016, and (ii) our most highly compensated executive officer, other than the principal executive officer, who was serving as an executive officer at December 31, 2016 and (iii) the executive officer for whom disclosure would otherwise have been required who was not serving as an executive officer at December 31, 2016 (collectively the "Named Executive Officers").

2016 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share-Based Compensation ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Orson Oliver	2016	$—	$—	$—	$—	$52,400	(1)	$52,400
Interim Chief Executive Officer	2015	—	—	—	—	20,000	(1)	20,000

Sean Garber	2016	$232,512	$—	$—	$180,000	$19,061	(2)	$431,573
President (Former)	2015	250,000	—	—	—	29,747	(2)	279,747

Todd L. Phillips	2016	$220,000	$110,000	$189,000	$100,000	$—	(3)	$619,000
President, Secretary, and Chief Financial Officer	2015	206,000	40,000	60,200	—	—	(3)	306,200

(1) Mr. Oliver was appointed interim CEO in June 2013.  He does not receive any compensation for serving in this role.  Amounts reflect director's fees earned of $52,400 in 2016 and $20,000 in 2015.

(2)  In connection with a management agreement between the Company and Algar, Inc., the Company was required to reimburse Algar for the portion of Mr. Garber’s salary that was attributable to Algar’s services under this management agreement in an amount not to exceed $20.8 thousand per month, or $250.0 thousand per year plus other expenses.  We reimbursed Algar $232.5 thousand for Mr. Garber's salary and $19.1 thousand for expenses incurred by Algar related to the performance of the management agreement during 2016.  As further described below, Algar was also eligible to receive certain bonuses based on improved operating results of the Company.  During 2016 through September 30, 2016, Algar earned and the Company accrued a bonus of $180.0 thousand.  The management agreement was terminated on September 30, 2016.

(3)  Mr. Phillips was appointed President in September 2016, was appointed Secretary in June 2016, and continues to be Chief Financial Officer, a position he has held since December 31, 2014. Amounts shown under Share-Based Compensation represent the grant date fair value of Restricted Stock Units granted on June 15, 2016.  For additional information, see Note 12 - Share Based Compensation in the accompanying Notes to Consolidated Financial Statements. Amounts shown under Bonus represent a discretionary cash bonus awarded to Mr. Phillips during 2016.  Amounts shown under Non-Equity Incentive Plan Compensation represent a retention bonus earned by Mr. Phillips during 2016.  See Annual Incentive Bonuses section below for further detail.

Compensation Risk Assessment

We have assessed the incentive compensation policies and practices for our employees and concluded that they do not create risks that are reasonably likely to have a material adverse effect on the Company. The Company’s compensation policies and practices are evaluated to ensure that they do not foster risk-taking above the level of risk associated with the Company’s business model.

Interim Chief Executive Officer

Orson Oliver does not receive any compensation in connection with his service as our interim Chief Executive Officer.

Management Services Agreement

On December 2, 2013, the Company and Algar entered into a Management Services Agreement (the “Management Agreement”).  The term of the Management Agreement was effective December 1, 2013 with a contractual term expiring on December 31, 2016, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement. On September 30, 2016 (the "Termination Effective Date"), the Company and Algar mutually agreed to terminate the Management Agreement pursuant to the Termination Agreement.

Effective September 30, 2016, pursuant to the Termination Agreement, Mr. Garber resigned from all positions with the Company, including as President.

For more information related to the compensation of Mr. Garber as President, see the discussion of the Management Agreement in Note 2 - Management Services Agreement with Algar, Inc. in the accompanying Notes to Consolidated Financial Statements. Other than as required by the Management Agreement, Mr. Garber did not receive any compensation in connection with his service as our President.

Under the Management Agreement, we were required to pay Algar a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s adjusted pre-tax income (as defined) during the term. During 2016 through the Termination Effective Date, Algar earned and the Company accrued a bonus of $180.0 thousand.

Compensation Committee

The members of the Compensation Committee are Messrs. Cozzi and Yarmuth. The Compensation Committee is responsible for making recommendations to the Board regarding salaries and bonuses that we pay to our executive officers. This committee held one duly called meeting in 2016.  This committee does not have a chairperson.  All functions of the Compensation Committee are performed by the committee as a whole.  However, the Compensation Committee confers with our interim Chief Executive Officer and President to obtain additional input for the committee's decision-making process and recording our processes and procedures for determination of executive and director compensation, including the scope of authority of the Compensation Committee, the extent to which the Compensation Committee may delegate any authority, and any role of executive officers in determining or recommending the amount or form of executive and director compensation.  The Compensation Committee has delegated to our President decisions regarding non executive employee compensation.  None of our executive officers served as a member of the Compensation Committee of another entity.  Our Compensation Committee has a written charter, which is available on our website at www.isa-inc.com under Investors.

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

The Compensation Committee subsequently retained a second consultant, RS Finance & Consulting, LLC, to supplement Bostonian Group's data by identifying additional public companies with gross margins and number of employees that were similar to those of the Company, and analyzing the compensation practices of those companies.  At the request of our President, RS Finance & Consulting updated its data in connection with the negotiation of our CFO's employment agreement in 2014.  Since this update, the Compensation Committee has not consulted any third parties on compensation matters.

Executive Employment Agreement and Stock Option Agreements with Chief Financial Officer

On December 31, 2014, in connection with the hiring of a new Chief Financial Officer, our then President, Sean Garber, negotiated and we entered into an Executive Employment Agreement with Mr. Phillips having successive one-year terms, which are automatically extended unless earlier terminated by either party in accordance with the agreement.

Mr. Phillips' annual base salary increased from an annual rate of $200.0 thousand to an annual rate of $220.0 thousand on July 1, 2015. Mr. Phillips is eligible to receive an annual bonus with a target of 50% of his then-current annual base salary. The Company’s Compensation Committee may determine, in its sole discretion, whether the CFO will receive an annual bonus.

At the time of entry into his employment agreement, we entered into two Stock Option Agreements with our CFO, dated December 31, 2014 and January 2, 2015, respectively.  Under these agreements, our CFO received a grant of an aggregate of 170.0 thousand non-incentive stock options which vest over a three-year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three-year anniversary of the grant date. The stock option agreement dated December 31, 2014 granted our CFO 150.0 thousand stock options at an exercise price per share of $5.97. The stock option agreement dated January 2, 2015 granted our CFO 20.0 thousand stock options at an exercise price per share of $5.71. The exercise price per share of the options is equal to the fair market value of the Company’s common stock on the grant date. These options were cancelled on June 15, 2016.

On June 15, 2016, at the Company's annual meeting, the Company's shareholders approved a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange allowed the Company to cancel 170.0 thousand stock options, including 20.0 thousand granted in January 2015, previously granted to the CFO in exchange for the grant of 90.0 thousand Restricted Stock Units ("RSUs") to the CFO.   The RSUs vest as follows if and to the extent that the CFO remains employed by the Company through each of the following dates: (i) on July 1, 2016, 50.00% (45,000) of the RSUs vested and became nonforfeitable; (ii) on December 31, 2016, 12.50% (11,250) of the RSUs vested and became nonforfeitable; (iii) on June 30, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iv) on December 31, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; and (v) on June 15, 2018, 12.50% (11,250) of the RSUs vest and become nonforfeitable.  Each RSU represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan.  The CFO has continued his employment by the Company through December 31, 2016 and the related 56,250 RSUs have vested and become nonforfeitable.

The stock options and one-time stock option exchange were granted pursuant to the Company’s 2009 Long Term Incentive Plan.

Base Salary

When determining base salary levels for senior management, we evaluate base salary levels of similar positions in the group of our selected peer companies.  Base salaries reflect an executive's roles and responsibilities and recognize and reward individual skills, experience and sustained job performance.

Under Mr. Phillips’s executive employment agreement, his base salary was $200.0 thousand per year until June 30, 2015, at which time his salary increased to $220.0 thousand per year.

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

The Compensation Committee may also establish individual performance goals for executives and other employees in connection with annual incentive compensation.  The Compensation Committee awarded Mr. Phillips a discretionary bonus earned during 2016 and to be paid in 2017 of $110.0 thousand.

Long Term Incentive Plan

Long-term incentive compensation opportunities may be performance-based. Long-term incentives provided by the Company may consist of equity awards based on achievement of certain corporate targets. The Company may award long-term incentives in the form of restricted stock, stock options and other forms of equity incentives as more fully described in the Company's 2009 Long-Term Incentive Plan.  Equity-based performance awards provide an adequate incentive to management to perform well for shareholders.  In addition, equity awards have been an effective means of attracting and retaining management talent.

Long-term incentive plans are designed to ensure that incentive compensation reflects the growth and profitability of the Company.  Each of the equity-based awards offered by the Company is intended to reward specified results. These awards promote a long-term view, reward long-term positive performance of the Company, and are intended to align management's interests with shareholders' interests.

Stock Options and Restricted Stock Units

The Company awards stock options and RSUs because it believes they serve a valuable purpose in aligning management's interests with shareholders' interests. Because stock options and RSUs generally vest over time, they serve not only as an incentive for superior performance, but also as a retention device. The Company generally receives an income tax deduction when an executive exercises a stock option or when the RSUs vest.

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

401(k) Savings Plans

Our CFO is eligible to participate in our defined contribution retirement plan under Section 401(k) of the Internal Revenue Code on the same basis as all other eligible employees. Eligible employees may contribute 100.0% of their annual salary to meet the IRS limit of $18,000. In an effort to decrease expenses, we suspended the employee match under the plan for an undetermined period of time effective March 1, 2014.

 Health and Welfare Plan

We share or pay for the cost of medical, dental, vision, basic life insurance and disability benefits with all eligible full-time regular employees. Our CFO is eligible to participate in these benefits on the same basis as all other employees, unless otherwise specified in an individual employment contract.

Compensation Recovery

We expect to implement a clawback policy in accordance with the requirements of the Dodd-Frank Act and the regulations that the SEC is expected to issue under that Act. We have elected to wait until the SEC issues guidance about the proper form of a clawback policy before formulating our policy.

Termination and Change of Control Agreements

CFO Employment Agreement and Retention Agreement

If our CFO’s employment is terminated by the Company without “Cause” or due to his resignation for “Good Reason”, he will be entitled to the continued payment of his base salary and COBRA premiums for twelve months following such termination. Our CFO’s receipt of the payments and benefits described in this paragraph is contingent on his execution and non-revocation of a release of claims in favor of the Company.

Following the termination of our CFO’s employment with the Company, he is subject to non-competition and non-solicitation covenants, which extend for 12 months following termination of employment.

Under a Retention Agreement with our CFO dated as of March 25, 2016, under which we would pay our CFO bonuses of $100.0 thousand and $125.0 thousand on each of December 31, 2016 and December 31, 2017, respectively, as long as he remains employed with the Company on those dates, if our CFO's employment is terminated without Cause or for Good Reason (as defined) during 2017, we are required to pay him an amount equal to $125.0 thousand times the quotient of the number of full months employed in 2017 divided by 12.

Outstanding Equity Awards at Fiscal Year-End 2016

The following table provides information with respect to outstanding equity awards for each Named Executive Officer as of December 31, 2016.

Name	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Orson Oliver (1) Interim CEO	86,000	$4.68	May 16, 2019	—	—

Todd L. Phillips (2) President, Secretary, and Chief Financial Officer	—	NA	NA	33,750	60,413

(1)

Mr. Oliver was awarded 86,000 options to purchase shares of our Common Stock on May 16, 2014. The market value of the stock options is based on a closing price of $4.68 per share on grant date. These shares were fully vested on the grant date.

(2)

Mr. Phillips has 33,750 RSUs outstanding at December 31, 2016. The RSUs vest as follows if and to the extent that Mr. Phillips remains employed by the Company through each of the following dates: (i) on June 30, 2017, 11,250 RSUs vest and become nonforfeitable; (ii) on December 31, 2017, 11,250 RSUs vest and become nonforfeitable; and (iii) on June 15, 2018, 11,250 RSUs vest and become nonforfeitable. Market value was computed using the Company’s closing stock price on December 30, 2016, the last trading date before the Company’s fiscal year ended, which was $1.79.

2016 Director Compensation Table

The following table summarizes the compensation earned by or awarded to each director, other than a Named Executive Officer, during 2016.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)

Orson Oliver	$40,000	$—	$—	$40,000
Vince Tyra	60,500	—	—	60,500
William Yarmuth	50,875	—	—	50,875
Albert Cozzi	58,875	—	—	58,875
Ronald Strecker	41,000	—	—	41,000

(1)

The amount reflects fees of $5,000 per Board meeting, $2,000 per Compensation Committee and $2,000 per Audit Committee meeting and retainer and hourly fees payable for Special Committee service for those directors attending in person or video conferencing and assigned to the respective committee. See also the "Executive Compensation Discussion and Analysis" section for a discussion of Orson Oliver's compensation. In addition to serving as our Chairman, Mr. Oliver also serves as our interim CEO.

Beginning with the June 2016 Board meeting, the Company revised its Board compensation policy to provide for payments to Board members of $5,000 per Board meeting and $2,000 per committee meeting. For service on the Board’s Special Committee, the Chairman of that committee, Mr. Tyra, receives a monthly retainer of $5,000 per month, and other members, Messrs. Cozzi and Yarmuth, of that committee receive $3,000 per month.

The Board held three conference calls during 2016 and received no compensation for those meetings. The Board has not established a policy regarding compensation for telephonic meetings.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.

Shares Available for Grant and Options/Warrants Outstanding

The following information is provided as of December 31, 2016 with respect to our existing compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	502,000	$4.78	1,636,094
Equity compensation plans not approved by security holders	—	—	—
Total	502,000	$4.78	1,636,094

The Company had 45,150 Restricted Stock Units outstanding at December 31, 2016.

VOTING SECURITIES

The following table sets forth information regarding beneficial ownership of our common stock as of March  22, 2017 for (i) each of our Named Executive Officers, directors and nominees for director, (ii) each person known to management to own of record or beneficially more than five percent of our outstanding shares, and (iii) all of our executive officers and directors as a group.

Name	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percentage of Class (1)

Orson Oliver 7100 Grade Lane Louisville, KY 40213	1,951,705	(4)	23.92%	(4)

Todd Phillips	63,805		*

Albert Cozzi	191,752	(5)	2.35%	(5)

William Yarmuth	33,953	(6)	*	(6)

Vince Tyra	30,000	(7)	*	(7)

Sean Garber	50,670		*

All directors and executive officers as a group	2,321,885	(8)	28.01%	(8)

* denotes less than 1% ownership

Name and Address	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percentage of Class (1)

Other Beneficial Ownership over 5%:
Recycling Capital Partners, LLC 295 S. Commerce Drive Waterloo, IN 46793	1,714,286	(9)	19.19%	(9)

Daniel M. Rifkin 295 S. Commerce Drive Waterloo, IN 46793	1,714,286	(9)	19.19%	(9)

Harry Kletter Family Ltd. Ptnsp 7100 Grade Lane Louisville, KY 40213	750,000	(10)	9.29%	(10)

K&R, LLC 7100 Grade Lane Louisville, KY 40213	549,168	(10)	6.80%	(10)

The Estate of Harry Kletter 7100 Grade Lane Louisville, KY 40213	517,788	(10)	6.41%	(10)

David Russell P.O. Box 280481 Northridge, CA 91328	802,449	(11)	9.90%	(11)

41

(1)

The table reflects share ownership and the percentage of such share ownership as of March 22, 2017. We have determined the percentages on the basis of 8,074,541 shares of our Common Stock outstanding and exclusive of 30,690 shares of Common Stock held as Treasury stock.

(2)	Except as otherwise indicated, each person or entity shown has sole voting and investment power with respect to the shares of common stock beneficially owned by him, her or it.

(3)

Based upon information furnished to the Company by the named persons, information contained in filings with the SEC, and information in our shareholder records.  Under the rules of the SEC, a person is deemed to beneficially own shares over which the person has or shares voting or investment power or has the right to acquire beneficial ownership within 60 days, and such shares are deemed to be outstanding for the purpose of computing the percentage beneficially owned by such person or group. However, we do not consider shares of which beneficial ownership can be acquired within 60 days to be outstanding when we calculate the percentage ownership of any other person.

(4)

Includes options to purchase 86,000 shares exercisable within 60 days of March 22, 2017 and 3,750 shares held in Trusts for Mr. Oliver's daughter and minor grandchildren for which Mr. Oliver is the trustee.  Also includes 517,788 shares held by the Estate of Harry Kletter of which Mr. Oliver is executor, 750,000 shares owned by The Harry Kletter Family Limited Partnership of which Mr. Oliver is general partner, and 549,168 shares owned by K&R, LLC which is controlled by Mr. Oliver.

(5)	Includes options to purchase 68,000 shares exercisable within 60 days of March 22, 2017.

(6)	Includes options to purchase 30,000 shares exercisable within 60 days of March 22, 2017.

(7)	Includes options to purchase 30,000 shares exercisable within 60 days of March 22, 2017.

(8)	Includes the options described in notes 4 through 10 above to purchase 214,000 shares exercisable within 60 days of March 22, 2017.

(9)

Based on information set forth on Schedule 13D/A filed with the SEC on October 14, 2014.  As sole manager of Recycling Capital Partners, LLC, Daniel M. Rifkin shares voting and dispositive power over these shares.  Includes warrants to purchase 857,143 shares exercisable within 60 days of March 22, 2017.

(10)

Includes 517,788 shares held by the Estate of Harry Kletter of which Mr. Oliver is executor, 750,000 shares owned by The Harry Kletter Family Limited Partnership of which Mr. Oliver is general partner, and 549,168 shares owned by K&R, LLC which is controlled by Mr. Oliver.

(11)

Based on information obtained via email confirmation on March 23, 2017 from David Russell.  Includes options to purchase 30,000 shares exercisable within 60 days of March 22, 2017 and the following beneficially owned shares of our common stock: 375,386 shares held in a trust, 98,645 shares held in custodial accounts for Dr. Russell's adult stepson and minor children, and 167,921 shares held in various retirement plans for Dr. Russell's benefit.

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

For more information related to related party transactions, see Note 10 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements.

Corporate Governance - Director Independence

A majority of our directors are independent.  We combined the roles of Chairman of the Board and Chief Executive Officer in 2013.  The Board appointed Mr. Oliver as Chairman of the Board in May 2012 due to his legal and financial background as well as his previous work on the Board and as Audit Committee Chairman. On June 14, 2013, the Board appointed Mr. Oliver as interim President and interim Chief Executive Officer, for which he continues to be our interim Chief Executive Officer.  Mr. Oliver's legal and financial background as well as his knowledge and experience with the Company make Mr. Oliver capable of effectively identifying strategic priorities and leading the discussion and execution of strategy.  Mr. Oliver does not receive any salary from the Company; he receives fees as a director of the Company.   We recognize that different Board leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies at all times. We believe our current Board leadership structure is optimal given its current composition.

The members of the Audit Committee are Messrs. Tyra, Cozzi, and Yarmuth. All current members of the Audit Committee are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards and the Audit Committee Qualifications of Rule 5605(c)(2).

The members of the Compensation Committee are Messrs. Cozzi and Yarmuth. All current members of the Compensation Committee are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards and the Compensation Committee Qualifications of Rule 5605(d)(2)(A).

The members of the Nominating Committee are Messrs. Cozzi and Tyra. This committee does not have a chairperson. The Nominating Committee met two (2) times in 2016 One new director nomination was submitted in 2016. Messrs. Cozzi and Tyra are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards.

Item 14.	Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS FEES

The aggregate fees billed for professional services by principal accountants Mountjoy Chilton Medley LLP in 2016 and 2015 are as follows:

Audit Fees: $129,325 and $137,015 to principal accountants Mountjoy Chilton Medley LLP for the years ended December 31, 2016 and 2015, respectively, for services rendered for the annual audit of our financial statements and the quarterly reviews of the financial statements included in our quarterly reports on Form 10-Q.

Audit Related Fees:  $8,700 and $8,500 to principal accountants Mountjoy Chilton Medley LLP for the annual audit of our 401(k) retirement plan for the years ended December 31, 2016 and 2015, respectively.

Tax Fees:  No tax services were provided by principal accountants Mountjoy Chilton Medley LLP for the years ended December 31, 2016 and 2015.

All Other Fees: No other services were provided by principal accountants Mountjoy Chilton Medley LLP for the years ended December 31, 2016 and 2015.

The Audit Committee is responsible for pre-approving all auditing services and permitted non-audit services that our independent registered public accountants are to perform, except as described below.

The Audit Committee has established general guidelines for the permissible scope and nature of any permitted non-audit services in connection with its annual review of the audit plan and will review such guidelines with the Board of Directors. The full Audit Committee, or in its absence, the chair of the Audit Committee, may pre-approve non-audit services. No pre-approval is necessary for the provision of non-audit services if (1) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount of revenues paid by us to the registered public accountants during the fiscal year in which the accountants provide the non-audit services, (2) we did not recognize such services at the time of engagement to be non-audit services, and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit. Mountjoy Chilton Medley LLP did not provide any such services in 2016.

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

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:	March 31, 2017	By :	/s/ Orson Oliver

Orson Oliver, Chairman of the Board and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Orson Oliver	Chairman of the Board and Interim Chief Executive Officer	March 31, 2017
Orson Oliver	(Principal Executive Officer)

/s/ Todd L. Phillips	President and Chief Financial Officer	March 31, 2017
Todd L. Phillips	(Principal Financial and Accounting Officer)

/s/ Albert Cozzi	Director	March 31, 2017
Albert Cozzi

/s/ Vince Tyra	Director	March 31, 2017
Vince Tyra

/s/ William Yarmuth	Director	March 31, 2017
William Yarmuth

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
2.1	**

Asset Purchase Agreement dated as of December 4, 2015, by and among Industrial Services of America, Inc., WESSCO, LLC, and Compactor Rentals of America, LLC. (Attachments and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Industrial Services of America, Inc. hereby undertakes to furnish supplementally copies of any of the omitted attachments and schedules upon request by the U.S. Securities and Exchange Commission.) (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on December 7, 2015) (File No. 0-20979)

2.2	**

Asset Purchase Agreement Amendment No. 1 dated April 1, 2016, by and among Industrial Services of America, Inc., WESSCO, LLC, and Compactor Rentals of America, LLC. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed May 13, 2016) (File No. 0-20979)

2.3	**

Asset Purchase Agreement Amendment No. 2 dated April 15, 2016, by and among Industrial Services of America, Inc., WESSCO, LLC, and Compactor Rentals of America, LLC. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed May 13, 2016) (File No. 0-20979)

3.1	**

Industrial Services of America, Inc. Amended and Restated Articles of Incorporation. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K as filed on March 31, 2014) (File No. 0-20979)

3.2	**	Amended and Restated By-laws of ISA, dated March 8, 2016. (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed on March 8, 2016) (File No. 0-20979)

4.1	**

Securities Purchase Agreement dated as of June 13, 2014 between the Company and Recycling Capital Partners, LLC. (Incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979)

4.2	**

Registration Rights Agreement dated as of June 13, 2014 between the Company and Recycling Capital Partners, LLC. (Incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979)

4.3	**

Common Stock Purchase Warrant dated as of June 13, 2014 by the Company to Recycling Capital Partners, LLC. (Incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979)

10.1	**

Lease Agreement, dated January 1, 1998, by and between ISA and K&R. (Incorporated herein by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K as filed on March 3, 1998) (File No. 0-20979)

10.2	**

Industrial Services of America, Inc. 2009 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.57 to the Company's Proxy Statement on Form DEF 14A as filed on April 30, 2009) (File No. 0-20979)*

10.3	**

Form of Stock Option Agreement issued in connection with the 2009 Long Term Incentive Plan. (Incorporated herein by reference to Exhibit 10.57 to the Company's Annual Report on Form 10-K as filed on April 1, 2013) (File No. 0-20979)*

Exhibit Number		Description of Exhibits
10.4	**

Management Services Agreement dated as of December 1, 2013, between the Company and Algar, Inc., including the Stock Option Agreement attached thereto as Attachment A. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on December 4, 2013) (File No. 0-20979)*

10.5	**

Director Designation Agreement dated as of June 13, 2014 between the Company and Recycling Capital Partners, LLC. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on June 19, 2014) (File No. 0-20979)

10.6	**

Securities Purchase Agreement dated December 31, 2014 between the Company and Todd L. Phillips. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on January 5, 2015) (File No. 0-20979)*

10.7	**

Executive Employment Agreement dated December 31, 2014 between the Company and Todd L. Phillips. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed on January 5, 2015) (File No. 0-20979)*

10.8		First Amendment to Executive Employment Agreement, dated February 1, 2017, between the Company and Todd Phillips.*

10.9	**

Stock Option Agreement dated December 31, 2014 between the Company and Todd L. Phillips. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed on January 5, 2015) (File No. 0-20979)*

10.10	**

Stock Option Agreement dated January 2, 2015 between the Company and Todd L. Phillips. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed on January 5, 2015) (File No. 0-20979)*

10.11	**

Offer to Purchase Real Estate dated April 30, 2015 from LK Property Investments, LLC to ISA Real Estate LLC. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on May 6, 2015) (File No. 0-20979)

10.12	**

Lease Agreement dated April 30, 2015 by and between Industrial Services of America, Inc. and LK Property Investments, LLC. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed on May 6, 2015) (File No. 0-20979)

10.13	**

Stock Purchase Agreement, dated as of August 5, 2015, between Industrial Services of America, Inc. and Algar, Inc. (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed on August 7, 2015) (File No. 0-20979)*

10.14	**

Loan and Security Agreement dated as of February 29, 2016 between the Company, its subsidiaries and MidCap Business Credit LLC. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on March 2, 2016) (File No. 0-20979)

10.15	**

Revolving Note made by the Company to the order of MidCap Business Credit LLC in face principal amount of $6,000,000. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed on March 2, 2016) (File No. 0-20979)

10.16	**

Pledge and Security Agreement dated as of February 29, 2016 between the Company, its subsidiaries and MidCap Business Credit LLC. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed on March 2, 2016) (File No. 0-20979)

Exhibit Number		Description of Exhibits
10.17	**

Guaranty and Suretyship Agreement of the Company’s subsidiaries as guarantors for the benefit of MidCap Business Credit LLC, dated February 29, 2016. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed on March 2, 2016) (File No. 0-20979)

10.18	**

Term Note, date February 29, 2016, issued by the Company to K&R, LLC. (Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K as filed on March 25, 2016) (File No. 0-20979)

10.19	**

Term Note, date February 29, 2016, issued by the Company to 7100 Grade Lane, LLC. (Incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K as filed on March 25, 2016) (File No. 0-20979)

10.20	**

Intercreditor and Subordination Agreement, dated February 29, 2016, among the Company and K&R, LLC for the benefit of MidCap Business Credit LLC. (Incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K as filed on March 25, 2016) (File No. 0-20979)

10.21	**

Intercreditor and Subordination Agreement, dated February 29, 2016, among the Company and 7100 Grade Lane, LLC for the benefit of MidCap Business Credit LLC. (Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K as filed on March 25, 2016) (File No. 0-20979)

10.22	**

Restricted Stock Unit Grant Agreement, dated March 25, 2016, between the Company and Todd L. Phillips. (Incorporated herein by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K as filed on March 25, 2016) (File No. 0-20979)*

10.23	**

Retention Agreement, dated March 25, 2016, between the Company and Todd L. Phillips. (Incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K as filed on March 25, 2016) (File No. 0-20979)*

10.24	**

Restricted Stock Unit Grant Agreement, dated as of June 15, 2016, between Industrial Services of America, Inc. and Todd L. Phillips. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 16, 2016) (File No. 0-20979)

10.25	**

Industrial Services of America, Inc. Amended and Restated Long Term Incentive Plan, restated as of June 15, 2016. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on June 16, 2016) (File No. 0-20979)

10.26	**

Agreement to Terminate Management Services Agreement dated as of September 30, 2016, by and among: (i) Algar, Inc., (ii) Sean Garber, and (iii) Industrial Services of America, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on October 4, 2016) (File No. 0-20979)

10.27		First Amendment to the Loan and Security Agreement dated as of March 31, 2017 between the Company, its subsidiaries and MidCap Business Credit LLC.

11		Statement of Computation of Earnings Per Share (See Note 9 in the accompanying Notes to Consolidated Financial Statements).

21		List of subsidiaries of Industrial Services of America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a Certification of Orson Oliver for the Form 10-K for the year ended December 31, 2016

31.2	Rule 13a-14a Certification of Todd L. Phillips for the Form 10-K for the year ended December 31, 2016

32.1	Section 1350 Certification of Orson Oliver and Todd L. Phillips for the Form 10-K for the year ended December 31, 2016.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(b)(10)(iii) of Regulation S-K.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Industrial Services of America, Inc. and Subsidiaries

Louisville, Kentucky

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Mountjoy Chilton Medley LLP

/s/ Mountjoy Chilton Medley LLP

Louisville, Kentucky

March 31, 2017

F - 1

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$526	$642
Income tax receivable	14	14
Accounts receivable – trade after allowance for doubtful accounts of $35.0 thousand in 2016 and 2015	3,361	1,669
Receivables from related parties (Note 10)	150	208
Inventories (Note 1)	3,437	2,410
Prepaid expenses and other current assets	216	160
Total current assets	7,704	5,103
Net property and equipment (Note 1)	13,068	14,152
Other assets
Deferred income taxes (Note 7)	27	97
Other non-current assets	57	82
Total other assets	84	179
Total assets	$20,856	$19,434

See accompanying notes to consolidated financial statements.

F - 2

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
LIABILITIES AND SHAREHOLDERS’ EQUITY	(in thousands)
Current liabilities
Current maturities of long-term debt (Note 3)	$2,942	$20
Current maturities of capital lease obligations (Note 4)	198	—
Bank overdrafts	79	—
Accounts payable	1,605	2,152
Payable and accrued expenses to related parties (Note 10)	578	1,922
Other current liabilities	627	194
Total current liabilities	6,029	4,288
Long-term liabilities
Long-term debt, related parties (Note 3 and 10)	1,504	—
Capital lease obligations, net of current maturities (Note 4)	1,050	—
Total long-term liabilities	2,554	—
Shareholders’ equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2016 and 2015; 8,105,231 and 8,049,622 shares issued in 2016 and 2015, respectively; 8,074,541 and 8,018,932 shares outstanding in 2016 and 2015, respectively	27	27
Additional paid-in capital	23,912	23,555
Stock warrants outstanding	1,025	1,025
Retained losses	(12,647)	(9,417)
Treasury stock at cost, 30,690 shares in 2016 and 2015	(44)	(44)
Total shareholders’ equity	12,273	15,146
Total liabilities and shareholders’ equity	$20,856	$19,434

See accompanying notes to consolidated financial statements.

F - 3

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2016 and 2015

	2016	2015
	(in thousands, except per share information)
Revenue from product sales	$36,505	$46,180
Cost of sales for product sales	35,086	49,105
Impairment loss, property and equipment	—	637
Inventory adjustment for lower of cost or market (Note 1)	—	1,283
Total cost of sales	35,086	51,025
Operating income (loss)	1,419	(4,845)
Selling, general, and administrative expenses	4,475	3,879
Loss before other income (expense)	(3,056)	(8,724)
Other income (expense)
Interest expense, including loan fee amortization	(509)	(695)
Gain on sale of assets	—	320
Gain on insurance proceeds	399	—
Other income, net	16	27
Total other expense	(94)	(348)
Loss before income taxes	(3,150)	(9,072)
Income tax provision (Note 7)	80	13
Net loss from continuing operations	(3,230)	(9,085)
Income from discontinued operations, net of tax, including gain of $6.0 million in 2015	—	7,320
Net Loss	$(3,230)	$(1,765)

Net income (loss) per share of common stock:
Basic:
Continuing operations	$(0.40)	$(1.14)
Discontinued operations	$—	$0.92
Diluted:
Continuing operations	$(0.40)	$(1.14)
Discontinued operations	$—	$0.92

Weighted average shares outstanding:
Basic	8,048	7,989
Diluted	8,048	7,989

See accompanying notes to consolidated financial statements.

F - 4

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Years ended December 31, 2016 and 2015

	2016	2015
	(in thousands)
Net loss	$(3,230)	$(1,765)

Other comprehensive income (loss):
Unrealized loss on derivative instruments	—	(5)
Amounts reclassified from accumulated other comprehensive income	—	15

Comprehensive loss	$(3,230)	$(1,755)

See accompanying notes to consolidated financial statements.

F - 5

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2016 and 2015

(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Stock Warrants	Retained Losses	Accumulated Other Comprehensive Income	Treasury Stock
	Shares	Amount					Shares	Cost	Total Shareholders' Equity
Balance as of December 31, 2014	8,049,622	$27	$23,249	$1,025	$(7,652)	$(10)	(93,212)	$(134)	$16,505
Common stock	—	—	99	—	—	—	62,522	90	189
Unrealized gain on derivative instruments	—	—	—	—	—	(5)	—	—	(5)
Amounts reclassified from accumulated other comprehensive income	—	—	—	—	—	15	—	—	15
Stock option compensation	—	—	207	—	—	—	—	—	207
Net loss	—	—	—	—	(1,765)	—	—	—	(1,765)
Balance as of December 31, 2015	8,049,622	$27	$23,555	$1,025	$(9,417)	$—	(30,690)	$(44)	$15,146
Common stock	55,609	—	—	—	—	—	—	—	—
Share-based compensation	—	—	357	—	—	—	—	—	357
Net loss	—	—	—	—	(3,230)	—	—	—	(3,230)
Balance as of December 31, 2016	8,105,231	$27	$23,912	$1,025	$(12,647)	$—	(30,690)	$(44)	$12,273

See accompanying notes to consolidated financial statements.

F - 6

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016 and 2015

	2016	2015
	(in thousands)
Cash flows from operating activities
Net loss from continuing operations	$(3,230)	$(9,085)
Adjustments to reconcile net loss to net cash (used in) from operating activities:
Depreciation and amortization	2,297	2,354
Inventory write-down	—	1,283
Share-based compensation expense	357	207
Impairment loss, property and equipment	—	637
Gain on sale of property and equipment	—	(320)
Gain from insurance proceeds	(399)	—
Deferred income taxes	70	—
Amortization of loan fees included in interest expense	130	242
Change in assets and liabilities
Receivables	(1,692)	7,278
Receivables from related parties	58	201
Inventories	(1,027)	2,029
Income tax receivable/payable	—	(41)
Other assets	80	128
Accounts payable	(547)	(470)
Payables to related parties	160	521
Other current liabilities	433	66
Net cash (used in) from operating activities	(3,310)	5,030
Cash flows from investing activities
Proceeds from insurance claim	479	—
Proceeds from sale of property and equipment	—	2,117
Purchases of property and equipment	(8)	(21)
Net cash from investing activities	471	2,096
Cash flows from financing activities
Loan fees capitalized	(241)	—
Change in bank overdrafts	79	(79)
Payments on long-term debt	(20)	(16,253)
Proceeds from long-term debt	—	362
Payments on capital lease obligations	(37)	—
Proceeds from revolving line of credit, net	2,942	—
Net cash from (used in) financing activities	2,723	(15,970)
Cash flows from discontinued operations
Net cash provided by operating activities	—	1,783
Net cash provided by investing activities	—	6,644
Net cash from discontinued operations	—	8,427
Net change in cash and cash equivalents	(116)	(417)
Cash and cash equivalents at beginning of year	642	1,059
Cash and cash equivalents at end of year	$526	$642

See accompanying notes to consolidated financial statements.

F - 7

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2016 and 2015

	2016	2015
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$300	$532
Tax refunds received	5	2
Cash paid for income taxes	15	58
Supplemental disclosure of noncash investing and financing activities:
Increase (decrease) in equipment purchases accrual	$—	$(30)
Equipment additions financed by capital lease obligations	1,285	—
Conversion of related party payables to long-term debt, related parties	1,504	—
Common stock issued in exchange for a reduction of accrued but unpaid bonus compensation	—	189
Real estate sale proceeds used to offset accrued but unpaid bonus compensation	—	50

See accompanying notes to consolidated financial statements.

F - 8

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016 and 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Industrial Services of America, Inc. (a Florida corporation) and its subsidiaries ("ISA" or the "Company") purchases and sells ferrous and nonferrous materials at four Kentucky and Indiana locations. Additionally, ISA operates Pick.Pull.Save used automobile parts yard. All of these activities operate under the Company's Recycling Segment. During 2015, ISA sold substantially all of the Waste Services Segment assets. See Note 15 - Discontinued Operations for further information. Accordingly, as of December 4, 2015, the Company's operations are solely in the Recycling Segment.

The Company's core business is now focused on the metal recycling industry. During 2016, the Company announced that the Company formed a special committee of independent board members to evaluate various growth and strategic options.  During the first quarter of 2017, the special committee concluded its work and reported to the Board.  The Board accepted the special committee's recommendation to focus on returning the core recycling business to profitability.  The Company intends to do this by increasing efficiencies and productivity while evaluating various options which may include operating the Company's auto shredder.  The Company will also remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions. Also, on March 31, 2017, the Company entered into an amended credit facility with MidCap (see Note 3 - Long Term Debt and Notes Payable to Bank), which extended the maturity date of the Company's line of credit and increased the available borrowing capacity of the line of credit, subject to certain borrowing base restrictions and approvals.

The Company also announced on October 4, 2016 that the Company and Algar mutually agreed to terminate the Management Agreement between them, pursuant to the Agreement to Terminate Management Services among the Company, Algar, and Sean Garber dated as of September 30, 2016.  Effective September 30, 2016, Mr. Garber resigned from all positions with the Company, including as President. Also, on September 30, 2016, the company’s Chief Financial Officer was appointed to serve in the additional role as President.

The Company's Response to 2015 and 2016 Commodity Markets and Liquidity Conditions

During 2015, the Company's average selling price per unit of quantity decreased by 49.4% and 24.9% for ferrous and nonferrous material, respectively, compared to 2014. These decreases also led to significantly lower volumes of material available to the Company to buy and sell. Due to these deteriorating metals commodity market conditions, ISA took significant steps to improve liquidity and pay down debt during 2015 and 2016. Despite modest improvements in metal commodity markets during 2016, low prices combined with low volumes present a difficult ongoing metals recycling market.

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

On April 30, 2015, LK Property Investments, LLC ("LK Property"), an entity principally owned by Daniel M. Rifkin, CEO of MetalX LLC ("MetalX"), (a related party) a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC ("RCP") (a related party) purchased a 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, KY from ISA Real Estate LLC, a wholly-owned subsidiary of the Company, for a purchase price of $1.0 million. The Company realized a loss of $102.0 thousand from this sale. Also on April 30, 2015, the Company entered into a lease agreement with LK Property for a portion of the 4.4 acre parcel. See Note 4 - Lease Commitments for further lease details. Proceeds were used to reduce debt and improve liquidity.

On May 13, 2015, the Company announced the warm idle of the Company’s auto shredder. This action was in response to market conditions, primarily related to ferrous price volatility and lower ferrous volumes. Management will continue to monitor and analyze market conditions and to review the Company’s long-term options for its shredder and related downstream processing operation. The costs of idling were recognized in the 2015 financial statements. As a result of the continued operating losses from the shredder operations, management reviewed the carrying cost of the shredder, including the downstream processing system. The Company recognized an asset impairment charge of approximately $636.6 thousand related to the shredder’s downstream processing system. This charge was recorded in 2015 as an impairment charge on property and equipment within the cost of goods section in the accompanying consolidated statement of operations. As of the date of this report, the shredder remains idled. The Company continues to depreciate the assets associated with the shredder. Working capital, which would otherwise have been utilized in operating the shredder, was used to reduce debt and improve liquidity.

F - 9

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2015, ISA Real Estate, LLC sold to SG&D Ventures, LLC ("SG&D"), an entity owned by shareholders of Algar, Inc. ("Algar"), including Sean Garber, at that time the Company’s Vice Chairman of the Board and President, and the President of Algar, an approximately 1-acre parcel of non-essential real estate, located at 7017 Grade Lane, Louisville, KY, for an aggregate purchase price equal to an independent third-party appraisal amount of $350.0 thousand. The purchase consideration consisted of $300.0 thousand in cash from the purchaser and a credit of $50.0 thousand against bonus compensation previously accrued but not paid to Algar as described in Note 10 - Related Party Transactions. The gain on sale of this asset was $1.1 thousand and was recognized during the second quarter of 2015. Proceeds were used to reduce debt and improve liquidity.

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

On April 1, 2016, the Company entered Amendment No. 1 to the Asset Purchase Agreement which extended the deadline for the Company to provide written notice if the Company objected to Compactor Rental’s calculation of the Holdback. On April 15, 2016, the Company entered into Amendment No. 2 to the Asset Purchase Agreement whereby the Company and Compactor Rentals agreed that the Holdback would be retained by Compactor Rentals based on a mutually-agreed upon calculation of working capital. Amendment No. 2 also detailed the parties’ agreement of the following: no indemnification claims would be made by Compactor Rentals arising out of certain matters; certain Compactor Rentals’ representatives did not have knowledge of any additional indemnification claims as of April 15, 2016; and the transition services agreement between the parties would be extended at no cost to Compactor Rentals through March 31, 2017.  Compactor Rentals assumed certain liabilities relating to the Waste Services Segment, including but not limited to, current liabilities, warranty liabilities, and post-closing liabilities incurred in connection with transferred contracts.

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

F - 10

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On February 29, 2016, the Company entered into a Loan Agreement (the "2016 Loan") with MidCap Business Credit, LLC ("MidCap"). The 2016 Loan is secured by substantially all of the assets of the Company. Proceeds from this loan were used to pay transaction expenses and to pay off and close the remaining balance on the Wells Fargo revolving line of credit. On March 31, 2017, the Company entered into an amendment to the 2016 Loan to increase the line of credit from $6.0 million to $8.0 million, subject to the satisfaction of certain borrowing base restrictions, and extend the maturity date to February 28, 2020. See Note 3 - Long Term Debt and Notes Payable to Bank for further details.

Liquidity Risk Factors

The Company’s primary sources of liquidity during 2015 and 2016 were cash flows generated from asset sales, the idling of our auto shredder operation and the refinancing and availability of the Company's working line of credit. Influenced primarily by the length and depth of the metals market downturn and the Company's ongoing operating losses, the Company may not be able to fund future capital needs, including necessary working capital, funds for capital expenditures or debt service, from operating cash flow. Consequently, the Company may have to rely on third-party sources to fund capital needs or may have to rely on further asset sales or similar actions. The Company may be unable to obtain third-party financing or conduct asset sales on favorable terms or at all, which could materially and adversely affect our operating results, cash flow and liquidity. Furthermore, the Company cannot provide assurance that sufficient liquidity can be raised from one or more of these sources or that a desired transaction could be consummated within the period needed to meet certain obligations.

Notwithstanding the above, management believes it will have adequate liquidity for at least one year beyond the date this Form 10-K is issued. This determination is based on the following: improved operating results in recent months, operating and cash flow projections for 2017 and 2018, and the amended credit facility with MidCap which extends the maturity date to February 28, 2020 and increases the borrowing availability, subject to certain borrowing base restrictions and approvals as described in Note 3 - Long Term Debt and Notes Payables to Bank.

F - 11

Revenue Recognition

ISA records revenue for its recycling operations upon delivery of the related materials.

Revenue for the equipment sales divisions was recorded upon delivery of the equipment to the customer. The Company provided installation and training on all equipment and it charged these costs to the customer, recording revenue in the period the service was provided. The Company was the middleman in the sale of the equipment and not a manufacturer. Any warranty was the responsibility of the manufacturer and therefore, no estimates were made for warranty obligations. Allowances for equipment returns were made on a case-by-case basis. Historically, returns of equipment were not material. See Note 15 - Discontinued Operations for further details.

The Company's management services group provided customers with evaluation, management, monitoring, auditing and cost reduction consulting of customers’ non-hazardous solid waste removal activities. The Company recognized revenue related to the management aspects of these services when it delivered the services. The Company recorded revenue related to this activity on a gross basis because the Company was ultimately responsible for service delivery, had discretion over the selection of the specific service provided and the amounts to be charged, and was directly obligated to the subcontractor for the services provided. ISA was an independent contractor. If the Company discovered that third party service providers had not performed, either by auditing of the service provider invoices or communications from customers, then the service delivery dispute was resolved directly with the third party service supplier. Revenue from equipment rental was recognized monthly as earned. See Note 15 - Discontinued Operations for further details.

Fair Value of Financial Instruments

The Company carries certain of its financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of cash and cash equivalents and derivative instruments (for part of 2015). Long-term debt is carried at cost, and the fair value is disclosed herein. In addition, the Company measures certain assets, such as long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with applicable accounting standards, the Company categorizes its financial assets and liabilities into the following fair value hierarchy:

Level 1 – Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of Level 1 financial instruments include active exchange-traded securities.

F - 12

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

When determining the fair value measurements for financial assets and liabilities carried at fair value on a recurring basis, the Company considers the principal or most advantageous market in which it would transact and consider assumptions that market participants would use when pricing the asset or liability. When possible, ISA looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets, and the Company uses alternative valuation techniques to derive fair value measurements.

The Company uses the fair value methodology outlined in the related accounting standards to value the assets and liabilities for cash, debt and derivatives. All of our cash is defined as Level 1 and all our debt is defined as Level 2.

In accordance with this guidance, the following tables represent our fair value hierarchy for Level 1 and Level 2 financial instruments, in thousands, at December 31, 2016 and 2015:

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
2016:	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$526	$—	$526
Liabilities
Current maturities of long term debt	$—	$(2,942)	$(2,942)
Long term debt, related parties	—	(1,171)	(1,171)

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
2015:	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$642	$—	$642
Liabilities
Long term debt	$—	$(20)	$(20)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements. We have had no activity in Level 3, fair value measurements for the years ended December 31, 2016 or 2015, except for an impairment of property and equipment charge of $636.6 thousand for the year ended December 31, 2015.

F - 13

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

Cash and cash equivalents includes cash in banks with original maturities of three months or less. Cash and cash equivalents are stated at cost which approximates fair value, which in the opinion of management, are subject to an insignificant risk of loss in value. The Company maintains cash balances in excess of federally insured limits.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due from customers from product and brokered sales. The allowance for doubtful accounts totaled $35.0 thousand and $35.0 thousand at December 31, 2016 and 2015, respectively. The determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, estimated settlement adjustments, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables, nor is collateral for receivables normally required. Potential credit losses from significant customers could adversely affect results of operations or financial condition. While the Company believes the allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact future earnings. In general, the Company considers accounts receivable past due which are 30 to 60 days after the invoice date. Losses are charged off to the allowance when it is deemed further collection efforts will not provide additional recoveries.

Major Customer:

The Company had sales to a major customer that totaled approximately 12.5% of net sales for the year ended December 31, 2016.  The accounts receivable balance related to the major customer was $0.4 million as of December 31, 2016.  There were no major customers as of December 31, 2015 with sales and accounts receivable that were greater than 10% of consolidated amounts.

Inventories:

The Company's inventories primarily consist of ferrous and non-ferrous scrap metals, and are valued at the lower of average purchased cost or net realizable value ("NRV") based on the specific scrap commodity. See Impact of Recently Issued Accounting Standards at the end of Note 1.  Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. The Company recognizes inventory impairment and related adjustments when the NRV, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. The Company records the loss in cost of sales in the period during which the loss is identified.

F - 14

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain assumptions are made regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or NRV. Assumptions are based on historical experience, current market conditions and remaining costs of processing (if any) and disposal. If the anticipated future selling prices of scrap metal and finished steel products should decline, the Company would re-assess the recorded NRV of the inventory and make any adjustments believed necessary in order to reduce the value of the inventory (and increase cost of sales) to the lower of cost or NRV.

Management spent much of 2014 and early 2015 working to assess the Company's automobile shredder residue ("ASR") process. Significant process and strategy changes associated with the ASR process were made. These changes, combined with the significant metals market reduction in market demand and prices experienced in late 2014 and through 2015, caused management to perform a lower of cost-or-market assessment, which resulted in inventory write-downs of $1.3 million for the year ended of December 31, 2015. The Company did not have a lower of cost-or-NRV inventory write-down for the year ended December 31, 2016.

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

Inventories as of December 31, 2016 and 2015 consist of the following:

	December 31, 2016
	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Ferrous and non-ferrous materials	$2,222	$805	$410	$3,437

	December 31, 2015
	Raw Materials	Finished Goods	Processing Costs	Total
	(in thousands)
Ferrous and non-ferrous materials	$1,354	$652	$404	$2,410

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property.

Property and equipment, in thousands, as of December 31, 2016 and 2015 consist of the following:

	Life	2016	2015
Land		$4,993	$4,993
Equipment and vehicles	1-10 years	26,606	25,363
Office equipment	1-7 years	1,624	1,624
Building and leasehold improvements	5-40 years	7,708	7,821
		$40,931	$39,801
Less accumulated depreciation		27,863	25,649
		$13,068	$14,152

Depreciation expense for the years ended December 31, 2016 and 2015 was $2.3 million and $2.4 million, respectively. Of the $2.3 million of depreciation expense recognized in 2016, $2.2 million was recorded in cost of sales, and $0.1 million was recorded in general and administrative expense. Of the $2.4 million of depreciation expense recognized in 2015, $2.2 million was recorded in cost of sales, and $0.2 million was recorded in general and administrative expense.

F - 15

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Certain Banking Expenses

The Company has included certain banking costs relating to our loans and loan restructuring within interest expense. The loan fees amortization totaled $130.1 thousand and $242.4 thousand for the years ended December 31, 2016 and 2015, respectively. On November 6, 2015, the Company and Wells Fargo entered into a forbearance agreement that changed the maturity date of the debt related to these certain banking expenses to March 15, 2016. Additionally, on December 4, 2015 the Company paid in full a portion of the Wells Fargo debt related to these certain banking expenses. The Company adjusted the amortization period in 2015 for these certain banking expenses accordingly.  In 2016, the Company incurred $240.5 thousand in banking expenses when the Company entered into a loan with MidCap.

Shipping and Handling Fees and Costs

Shipping and handling charges incurred by the Company are included in cost of sales and shipping charges billed to the customer are included in revenues in the accompanying consolidated statements of operations.

Advertising Expense

Advertising costs are charged to expense in the period the costs are incurred. Advertising expense was $0.8 thousand and $2.4 thousand for the years ended December 31, 2016 and 2015, respectively.

Derivative and Hedging Activities

The Company is exposed to market risk stemming from changes in metal commodity prices, and interest rates. In the normal course of business, the Company actively manages its exposure to interest rate risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. Derivative financial instruments previously used consist of interest rate swap contracts. Derivative financial instruments are accounted for under the provisions of the FASB's authoritative guidance titled “ASC 815 - Derivatives and Hedging.” Under these standards, derivatives are carried on the balance sheet at fair value. The Company's interest rate swaps were designated as a cash flow hedge, and the effective portions of changes in the fair value of the derivatives were recorded as a component of other comprehensive income or loss and were recognized in the statement of operations when the hedged item affected earnings. Ineffective portions of changes in the fair value of cash flow hedges were recognized in gain or loss on derivative liabilities. Cash flows related to derivatives were included in operating activities.  As of December 31, 2016 and 2015, we do not have any interest rate swap instruments.  During part of 2015, we had an interest rate swap outstanding.

The Company does not enter into any interest rate swap derivative instruments for trading purposes. The Company recognizes as an adjustment to interest expense the differential paid or received on interest rate swaps. The change in the fair value of the interest rate swap, which was established as an effective hedge, was included in other comprehensive income. The Company includes the required disclosures for interest rate swaps in Note 3 – Long Term Debt and Notes Payable to Bank.

During 2016 and 2015, we did not use derivative instruments in the form of commodity hedges to assist in managing our commodity price risk. We do not enter into any commodity hedges for trading purposes.

Income Taxes

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

The FASB has issued guidance, included in the ASC, related to the accounting for uncertainty in income taxes recognized in financial statements. The Company recognizes uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC. The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. The Company has no liability for uncertain tax positions recognized as of December 31, 2016 and 2015.

As a policy, the Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expenses. See also Note 7 - Income Taxes for additional information relating to income taxes.

F - 16

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of stock options and warrants.

Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) is net income (loss) plus certain other items that are recorded directly to shareholders’ equity. Amounts included in accumulated other comprehensive loss for our derivative instruments are not recorded net of tax in 2015 due to the valuation allowance recorded. See Note 7 - Income Taxes for additional information relating to the valuation allowance. There are no amounts included in accumulated other comprehensive loss for derivative instruments in 2016.

Stock Option Arrangements

The Company has a Long Term Incentive Plan adopted in 2009 ("LTIP") under which it may grant equity awards for up to 2.4 million shares of common stock, which are reserved by the Board of Directors for issuance of equity awards. The Company provides compensation benefits by granting stock options and other share-based awards to employees and directors. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term of the option is five years. The plan is accounted for based on FASB’s authoritative guidance titled "ASC 718 - Compensation - Stock Compensation."  The Company recognizes share-based compensation expense for the fair value of the awards, on the date granted, on a straight-line basis over their vesting term (service period). Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on our historical experience and future expectations.

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

F - 17

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 between the Company and Algar (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1.5 million shares (in four tranches) of Company common stock (the "Algar Options") at an exercise price per share of $5.00. The Algar Options were not issued under the LTIP. The Company's shareholders approved the Algar Options on October 15, 2014.  On September 30, 2016, the Company and Algar mutually agreed to terminate the Management Agreement between them dated as of December 1, 2013. As part of the agreement to terminate the Management Agreement, the Stock Option Agreement was also terminated.  See Note 10 - Related Party Transactions for further details.

The Company used the Lattice-Based model to value the Company's stock options for the Algar Options due to market and performance conditions prior to September 30, 2016. See Note 12 - Share Based Compensation. The fair value of the Algar Options was estimated at the end of each quarter for the third and fourth tranches due to ongoing performance conditions. For the first two tranches, the conditions for vesting were met.

Subsequent Events

The Company has evaluated the period from December 31, 2016 through the date the financial statements herein were issued, for subsequent events requiring recognition or disclosure in the financial statements and the following event was identified:

As more fully described in Note 3 - Long Term Debt and Notes Payable to Bank, on March  31, 2017, the Company and each of its wholly-owned subsidiaries entered into an amendment to the 2016 Loan with MidCap ("First Amendment").

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Company has not yet assessed the impact of the adoption of ASU 2014-09 on the Consolidated Financial Statements.

F - 18

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, and interim periods thereafter. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company adopted ASU No. 2014-15 and noted no material impact on the Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs. The guidance requires an entity to present debt issuance costs in the balance sheet as a direct reduction from the carrying amount of the debt liability, consistent with debt discounts, rather than as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. Debt issuance costs related to revolving credit arrangements, however, may continue to be presented as an asset and amortized ratably over the term of the arrangement. ASU 2015-03 is effective for reporting periods beginning after December 15, 2015 including interim periods within those annual periods. Early application is permitted, and upon adoption, ASU 2015-03 should be applied on a retrospective basis. The Company adopted ASU No. 2015-03 and noted no material impact on the Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. The Company adopted the standard in the fourth quarter of 2016 and noted no material impact on the Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on the Consolidated Financial Statements.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on the Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which provides guidance to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is evaluating the potential impact of ASU 2016-13 on the Consolidated Financial Statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company is evaluating the potential impact of ASU 2016-15 on the Consolidated Financial Statements.

F - 19

NOTE 2 - MANAGEMENT SERVICES AGREEMENT WITH ALGAR, INC.

On December 2, 2013, the Company and Algar entered into a Management Services Agreement (the “Management Agreement”).  The term of the Management Agreement was effective December 1, 2013 with a contractual term expiring on December 31, 2016, subject to earlier termination upon mutual agreement or upon circumstances set forth in the agreement. On September 30, 2016 (the "Termination Effective Date"), the Company and Algar mutually agreed to terminate the Management Agreement pursuant to the Termination Agreement.  See the details below.

Under the Management Agreement, Algar provided the Company with day-to-day senior executive level operating management services. Algar also provided business, financial, and organizational strategy and consulting services, as the Company’s board of directors reasonably requested from time to time.

The Management Agreement gave Algar the right to appoint the Company’s President and one additional executive officer of the Company. The Management Agreement also provided that the Company’s board of directors be increased up to seven members. The Company and Algar also agreed that Algar, subject to certain limitations and Nasdaq listing requirements, may cause the appointment of up to two members to the board of directors, one of whom will serve as Vice Chairman.

The Company appointed Sean Garber to the Company’s board of directors on October 15, 2014.  Mr. Garber was also appointed Vice Chairman at that time.  On December 2, 2013, in connection with the Management Agreement, the Company’s board of directors appointed Mr. Garber as President. Mr. Garber replaced Orson Oliver who had been serving as interim President. As of December 31, 2016, Mr. Oliver continues to serve as the Company’s Chairman and interim Chief Executive Officer.

Mr. Garber, Algar’s Chairman and Chief Executive Officer, formerly served as the Company’s President from 1997 to 2000. Mr. Garber is also Algar’s largest shareholder. Algar is located in Louisville, Kentucky and specializes in the procurement and sale of new and used auto parts as well as automotive and metal recycling.

Effective September 30, 2016, pursuant to the Termination Agreement, Mr. Garber resigned from all positions with the Company, including as President, and the Board appointed Todd Phillips as President.  Mr. Phillips has been the Company's CFO since December 31, 2014 and will continue to serve in that role.

The Company was required to reimburse Algar on a monthly basis for its pre-approved expenses, as defined in the Management Agreement, including expenses associated with the salaries of its executive appointees and employees. Under the Management Agreement, through the Termination Effective Date, the Company reimbursed Algar for the portion of Mr. Garber’s salary that was attributable to Algar’s services under the Management Agreement in an amount not exceeding $20.8 thousand per month, or $250.0 thousand per year plus other expenses. Also, under the Management Agreement, Algar was to be paid a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s adjusted pre-tax income during the term. See Note 10 - Related Party Transactions for discussion of amounts.

Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 between the Company and Algar (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1.5 million shares of Company common stock at an exercise price per share of $5.00. The Company's shareholders approved the Algar Options on October 15, 2014.  On September 30, 2016, the Company and Algar mutually agreed to terminate the Management Agreement.  As part of the agreement to terminate the Management Agreement, the Stock Option Agreement was also terminated.  None of the options were exercised.

In connection with the Management Agreement, Mr. Garber and Orson Oliver, the Company’s interim Chief Executive Officer and Chairman of the Board of Directors, received an Irrevocable Proxy from each of Harry Kletter, K & R, LLC (K&R) and the Harry Kletter Family Limited Partnership (collectively, “Kletter”), which provided Mr. Oliver and Mr. Garber joint voting authority over the shares owned by Kletter, approximately 27.0% of the Company’s issued and outstanding common stock. As of December 31, 2013, Kletter was the Company’s largest shareholder. Messrs. Oliver and Garber entered into a separate agreement in which, among other things, they agreed to vote their proxies in favor of matters approved by the Company’s board of directors. Mr. Garber and Mr. Oliver terminated the Irrevocable Proxies that were received in connection with the Management Agreement as of the Termination Effective Date.

F - 20

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE TO BANK

Summary:

During 2014, the Company had certain loans with Wells Fargo and certain loans with KY Bank. As of December 31, 2014, the Company was in default under the Wells Fargo loans and during the second half of 2015 entered into a Forbearance Agreement with Wells Fargo whereby the due dates on the loans were accelerated and the Company was required to take certain actions. During 2015, as more fully described in Note 1 - Summary of Significant Accounting Policies and General, the Company took steps to pay down debt and increase liquidity. On December 4, 2015, in conjunction with the sale of substantially all assets of the Company’s Waste Services Segment, the Company paid off the KY Bank loans and certain Wells Fargo loans. As of December 31, 2015, the Company had an outstanding balance of $19.7 thousand to Wells Fargo.  Additionally, on February 29, 2016, the Company closed on new financing with MidCap and paid off in full remaining amounts due to Wells Fargo. Additionally on February 29, 2016, the Company converted certain amounts payable to related parties into unsecured term notes payable to the same related parties as more fully described in Note 10 - Related Party Transactions. See Note 1 - Summary of Significant Accounting Policies and below for further details.

MidCap:

On February 29, 2016, the Company entered into the 2016 Loan with MidCap, which was a $6.0 million senior, secured asset-based line of credit with MidCap. The Company may borrow up to the sum of (a) 85% of the value of its eligible domestic accounts receivable; (b) the lesser of (i) $2.5 million, and (ii) 75% of the net orderly liquidation value of eligible inventory; and (c) the lesser of (i) $500,000, and (ii) 40% of appraised net forced liquidation value of eligible fixed assets (the "Equipment Sublimit"). The Equipment Sublimit shall amortize monthly on a straight line basis over sixty (60) months with no reduction to the overall line of credit availability.

Proceeds from this loan were used to pay transaction expenses, pay off and close the remaining balance on the Wells Fargo revolving line of credit and fund working capital requirements.

The interest rate on the 2016 Loan is equal to the prime rate (3.75% as of January 23, 2017) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate will increase by 300 basis points (3.00%). The 2016 Loan also has a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

The 2016 Loan has a maturity date of February 28, 2018.  The borrowings under the revolving credit agreement are classified as short-term obligations under GAAP as the agreement with MidCap contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.

The Company is subject to a prepayment fee of $120.0 thousand if the 2016 Loan is terminated or prepaid before the one year anniversary of the loan. The Company is subject to a prepayment fee of $60.0 thousand if the 2016 Loan is terminated or prepaid after the one year anniversary of the loan. The $60.0 thousand fee is reduced to zero if the 2016 Loan is refinanced by an FDIC insured institution after eighteen months from February 29, 2016.

F - 21

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

On March 31, 2017, the Company and each of its wholly-owned subsidiaries entered into an amendment to the 2016 Loan with MidCap ("First Amendment"). The First Amendment increased the line of credit from $6.0 million to $8.0 million and extended the maturity date to February 28, 2020. As amended, the line of credit permits the Company to borrow an amount under the 2016 Loan equal to the lesser of (A) $8.0 million; and (B)(i) 85% of the value of the Company’s eligible domestic accounts receivable, plus (ii) the lesser of (x) $2.5 million and (y) 75% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $400,000 and (y) 40% of appraised net forced liquidation value of eligible fixed assets, plus (iv) the lesser of (x) $1.75 million and (y) 45% of the appraised value of certain properties owned by the Company (subject to MidCap's receipt of any third-party or internal approvals it may require in its discretion), minus (v) any amount which MidCap may require from time to time, pursuant to terms of the agreement, in order to secure amounts owed to MidCap under the agreement.

The First Amendment contains a minimum line availability covenant equal to $350.0 thousand, the same as the 2016 Loan. This covenant may be replaced by a Fixed Charge Coverage Ratio ("FCCR") covenant once the Company has achieved an FCCR of 1.1x on an annualized basis.  The Company paid underwriting fees of $20.0 thousand at closing.

The 2016 Loan had availability of $1.3 million as of December 31, 2016.

F - 22

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE TO BANK (Continued)

Wells Fargo:

On June 13, 2014, the Company entered into a senior, secured credit facility (the "Credit Agreement") with Wells Fargo pursuant to which Wells Fargo granted the Company a revolving line of credit of up to $15.0 million (the "Revolving Loan"), up to $1.0 million of which was available to the Company as a sub-facility for letters of credit. As of December 31, 2015, all loans under the credit agreement except the Revolving Loan had been paid in full. The Company was able to borrow up to 85% of the value of its eligible accounts receivable and 65% of the value of eligible inventory under the Revolving Loan. As of December 31, 2015, an availability block that limits borrowings under the revolver in the amount of $1.6 million was in place.

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

As of December 31, 2015, the Company had $0.8 million available under the Revolving Loan.  All amounts outstanding on the Revolving Loan were paid on February 29, 2016.

The Bank of Kentucky:

Until December 4, 2015, WESSCO owed amounts under two promissory notes (collectively, the "KY Bank Notes") in favor of KY Bank, one in the amount of $3.0 million (the "Term Note") and one in the amount of $1. 0 million (the "Line of Credit Note").  Additionally, on January 15, 2015, the Company signed a new line of credit ("2015 Line of Credit Note") in the amount of $1.0 million with KY Bank in order to purchase additional equipment. The draw period for the 2015 Line of Credit Note expired on January 14, 2016. All amounts under the KY Bank loans were repaid on December 4, 2015.

K&R, LLC and 7100 Grade Lane, LLC:

Amounts owed to K&R, LLC and 7100 Grade Lane, LLC are more fully described in Note 10 - Related Party Transactions.

F - 23

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE TO BANK (Continued)

Long term debt as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
	(in thousands)
Revolving credit facility with MidCap at December 31, 2016 and Wells Fargo at December 31, 2015. See above description for additional details	$2,942	$20
K&R, LLC related party note (See Note 10 - Related Party Transactions)	884	—
7100 Grade Lane, LLC related party note (See Note 10 - Related Party Transactions)	620	—
	4,446	20
Less current maturities	2,942	20
	$1,504	$—

The annual maturities of long term debt, in thousands, for the next five years and thereafter as of December 31, 2016 are as follows:

2017	$2,942
2018	—
2019	—
2020	1,504
2021	—

Total long-term debt	$4,446

F - 24

NOTE 4 - LEASE COMMITMENTS

Operating Leases:

The Company leases a portion of our Louisville, Kentucky facility from a related party (see Note 10 - Related Party Transactions) under an operating lease expiring December 31, 2017 (the "7100 Lease"). The lease amount is $53.8 thousand per month. In addition, the Company is also responsible for real estate taxes, insurance, utilities and maintenance expense.

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

The Company previously leased equipment from a related party (see Note 10 - Related Party Transactions) under an operating lease for a monthly payment of $5.5 thousand. The lease expired November 2015.

The Company previously leased equipment from a related party (see Note 10 - Related Party Transactions) under an operating lease for a monthly payment of $5.0 thousand.  The lease expired in May 2016.

The Company previously leased office space in Dallas, Texas. The lease expired April 2015.

The Company leased a lot in Louisville, Kentucky for a term that commenced in March 2012 and ended in February 2016. The monthly payment amount from March 2012 through February 2014 was $3.5 thousand. Beginning March 2014, the monthly payment amount increased to $3.8 thousand for the remaining term. As of August 31, 2015, the Company entered into a settlement to abandon the leased property and pay the remaining balance of scheduled payments over a 19 month period, ending March 31, 2017. As the lease was terminated and obligation recorded, future payments remaining of $11.4 thousand are not included in the future minimum lease payments table below.

Future minimum lease payments for operating leases for the next five years ending December 31 of each year, in thousands, as of December 31, 2016 are as follows:

	Related Party	Other	Total
2017	$682	$92	$774
2018	36	—	36
2019	11	—	11
2020	—	—	—
2021	—	—	—

Future minimum lease payments	$729	$92	$821

Total rent expense for the years ended December 31, 2016 and 2015 was $982.2 thousand and $1,357.4 thousand, respectively.

Capital Leases:

On May 1, 2016, the Company entered into an amendment to the Crane Lease, whereby the lease is extended through April 30, 2021. Payments are $14.5 thousand per month for the first twelve months following the amendment date, followed by monthly payments of $31.3 thousand thereafter for the reminder of the lease term. There is no bargain purchase option associated with the Crane Lease. Based on the new lease terms, the Company classified the Crane Lease as a capital lease. At inception, the Company recorded a capital lease obligation of $1.3 million. The Company used a weighted average cost of capital of 9.3% to calculate the capital lease obligation. For the year ended December 31, 2016, the Company recorded $171.3 thousand in depreciation expense and $78.7 thousand in interest expense related to the Crane Lease.  The net book value of the cranes leased was $1.1 million at December 31, 2016.

F - 25

NOTE 4 - LEASE COMMITMENTS (Continued)

Future minimum lease payments for the capital lease for the next five years ending December 31 of each year, in thousands, as of December 31, 2016 are as follows:

	Total	Principal	Interest
2017	$308	$198	$110
2018	375	290	85
2019	375	318	57
2020	375	349	26
2021	94	93	1
	$1,527	$1,248	$279

NOTE 5 - PROVISION FOR EMPLOYEE TERMINATIONS AND SEVERANCES

For the years ended December 31, 2016 and 2015, the Company expensed $0 thousand and $9.9 thousand, respectively, for costs related to employee terminations and severances.

NOTE 6 - EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute up to 100.0% of their annual salary up to the IRS limits. Under the plan, the Company matches 25.0% of each eligible employee’s voluntary contribution up to 6.0% of their gross salary. The Company also offers an additional discretionary match for eligible employees who contribute 7.0% - 10.0% of their weekly wages. In an effort to decrease expenses, the Company suspended the employee match under the plan for an undetermined period of time effective March 1, 2014. There was no expense under the plan for the years ended December 31, 2016 and 2015.

F - 26

NOTE 7 - INCOME TAXES

The income tax provision (benefit), in thousands, consists of the following for the years ended December 31, 2016 and 2015:

	2016	2015
Federal
Current	$—	$—
Deferred	—	—
	—	—
State and Local
Current	11	13
Deferred	69	—
	80	13
	$80	$13

A reconciliation of income taxes at the statutory rate to the reported provision (benefit), in thousands, is as follows:

	2016	2015
Federal income tax at statutory rate	$(1,071)	$(595)
State and local income taxes, net of federal income tax effect	(48)	(77)
Permanent differences	902	—
Increase in deferred tax asset valuation allowance	408	716
Other differences	(111)	(31)
	$80	$13

F - 27

NOTE 7 - INCOME TAXES (Continued)

Significant components of the Company’s deferred tax liabilities and assets, in thousands, as of December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax liabilities
Property and equipment	$(935)	$(1,459)
Gross deferred tax liabilities	(935)	(1,459)
Deferred tax assets
Intangibles and goodwill	2,038	2,286
Accrued property taxes	53	13
Allowance for doubtful accounts	14	14
Inventory capitalization	110	63
Stock options	605	1,147
Federal net operating loss carry forward	4,706	4,176
State net operating loss carry forward	1,658	1,758
State recycling equipment tax credit carry forward	4,593	4,598
Inventory valuation reserve	60	78
Accrued expenses	187	77
Other	11	11
Gross deferred tax assets	14,035	14,221
Valuation allowance	(13,073)	(12,665)
Net deferred tax assets	$27	$97

At December 31, 2016, the Company had deferred recycling equipment state tax credit carry forwards of $4.6 million relating to our shredder purchase which do not expire. This tax credit is limited to our Kentucky state income tax liability which includes the Limited Liability Entity Tax, which is based on gross receipts or gross profits. The Company used the available state tax credits of $3.0 thousand and $7.4 thousand in 2016 and 2015, respectively.

At December 31, 2016, the Company had a Federal net operating loss ("NOL") carry forward of $13.8 million which expires beginning in 2033. The Company also has state NOL carry forwards of $26.8 million as of December 31, 2016. The majority of the state NOL carry forwards relates to losses in Kentucky and expire beginning in 2031.

A deferred tax asset valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, the Company considers the projected realization of tax benefits based on expected levels of future taxable income, considering recent operating losses, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in the state and carry back provisions. As of December 31, 2016, management determined that only the state recycling equipment tax credit carry forwards would be realized to the extent of $27 thousand and reserved all other net deferred tax assets by increasing the related valuation allowance. The state tax credit carry forwards have been reduced to their net realizable value based upon estimates of future gross profits and utilization of the credit in the foreseeable future.

The recorded valuation allowance, in thousands, consisted of the following at December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Valuation allowance, beginning of year	$12,665	$11,949
Increase in deferred tax asset valuation allowance	408	716
Valuation allowance, end of year	$13,073	$12,665

F - 28

NOTE 8 - CASH AND STOCK DIVIDENDS

Under the previous Wells Fargo and the current MidCap loan agreements, the Company covenants that so long as the lender remains committed to make any advance or extend any other credit to us, or any obligations remain outstanding, the Company will not declare or pay any dividend or distribution (either in cash or any other property in respect of any stock) or redeem, retire, repurchase or otherwise acquire any of our stock, other than dividends and distributions by subsidiaries of parent to parent.

In 2016 and 2015, the Board of Directors did not declare a cash or stock dividend.

NOTE 9 – PER SHARE DATA

The computation for basic and diluted loss per share is as follows:

	2016	2015
Continuing operations:	(in thousands, except per share information)
Basic loss per share
Net loss	$(3,230)	$(9,085)
Weighted average shares outstanding	8,048	7,989
Basic loss per share	$(0.40)	$(1.14)
Diluted loss per share
Net loss	$(3,230)	$(9,085)
Weighted average shares outstanding	8,048	7,989
Add dilutive	—	—
Diluted weighted average shares outstanding	8,048	7,989
Diluted loss per share	$(0.40)	$(1.14)

	2016	2015
Discontinued operations:	(in thousands, except per share information)
Basic loss per share
Net income	$—	$7,320
Weighted average shares outstanding	8,048	7,989
Basic income per share	$—	$0.92
Diluted loss per share
Net income	$—	$7,320
Weighted average shares outstanding	8,048	7,989
Add dilutive	—	—
Diluted weighted average shares outstanding	8,048	7,989
Diluted income per share	$—	$0.92

F - 29

NOTE 10 - RELATED PARTY TRANSACTIONS

During the period ended December 31, 2016 and 2015, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, the Company's Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of December 31, 2016, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

The Company leases a portion of the Louisville, Kentucky facility from 7100 LLC (previously from K&R) under an operating lease, the "7100 Lease," expiring December 2017. Additionally, the Company leased equipment from K&R under operating leases that expired November 2015 and May 2016. See Note 4 - Lease Commitments for additional information relating to the rent and lease agreements with K&R. During 2015 and continuing into 2016, the Company deferred a portion of these lease payments.  A portion of this deferral was converted into a term note during 2016 as described below.

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

As of December 31, 2016 and 2015, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

On February 29, 2016, K&R assigned its interest in the 7100 Lease to another entity, 7100 LLC, also controlled by Mr. Kletter’s estate. At that time, the total amount due to the estate’s various entities, which amounted to approximately $1.5 million and is inclusive of the $500.0 thousand noted above, became a subordinated, unsecured debt (the "Kletter Notes") owed by the Company. A portion of the amount, approximately $620.3 thousand, is owed to K&R, with the remaining amount, approximating $883.8 thousand, owed to 7100 LLC. Interest will accrue monthly at a per annum rate of five percent (5.00%). Interest will accrue until April 30, 2017, at which time interest will be paid monthly. Until maturity on December 31, 2020, the Kletter Notes are subject to intercreditor agreements between the respective Note holder and MidCap. This amount of $1.5 million represents all net amounts due to Kletter estate entities as of February 29, 2016 with the exception of a $32.0 thousand deposit owed by K&R to the Company. If the Company sells property it owns at 7110 Grade Lane in Louisville, Kentucky, the Company shall make a principal payment to K&R of $500.0 thousand. Otherwise, all remaining principal is due at maturity.

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

F - 30

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

For the year ended December 31, 2014, Algar earned a bonus of $428.0 thousand that was accrued by ISA. This amount was reduced by $50.0 thousand related to the real estate sale to SG&D described below. The bonus payable was further reduced on August 5, 2015, in 2015 when the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand based on the fair value of the Company's common stock. The consideration was payable in the form of a reduction of the Company’s $378.0 thousand accrued but unpaid bonus compensation due to Algar as of August 5, 2015.  During the year ended December 31, 2016, the Company paid Algar the remaining $189.0 thousand related to the accrued but unpaid bonus compensation related to the bonus earned in 2014.

As of the Termination Effective Date, the Company and Algar mutually terminated the Management Agreement.  The Termination Agreement provides that in satisfaction of all amounts owed to Algar under the Management Agreement, the Company paid Algar: (i) $20,880 on the Termination Effective Date, (ii) an aggregate amount equal to $50,000, paid in three equal monthly installments on the last day of October, November and December 2016 (full amount accrued at September 30, 2016), and (iii) an amount equal to ten percent of the decrease, if any, in reported “Loss before income taxes” for the nine months ended September 30, 2016 as reported on the Condensed Consolidated Statements of Operations in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, (the “3Q 2016 Form 10-Q”) as filed with the U.S. Securities and Exchange Commission, over the Company’s reported “Loss before income taxes” for the nine months ended September 30, 2015 as reported in the 3Q 2016 Form 10-Q (the "Accrued Bonus Payment"). The Accrued Bonus Payment will be payable as follows:  subject to the availability of cash under applicable law and loan covenants, the Company will pay the Accrued Bonus Payment to Algar upon the first to occur of March 31, 2017, or the date of closing of a Change of Control Transaction, as defined.  The Company accrued $180.0 thousand in bonus expense to Algar for the year ended December 31, 2016 related to the Accrued Bonus Payment. The Termination Agreement also provided for the cancellation of the Stock Option Agreement as of the Termination Effective Date.  Mr. Garber and Mr. Oliver terminated the Irrevocable Proxies that were received in connection with the Management Agreement as of the Termination Effective Date.  Mr. Garber resigned all offices with the Company and his director position as of the Termination Effective Date.

Other transactions with Algar:

During 2016 and 2015, the Company participated in various other transactions with Algar. The Company sold scrap to Algar, bought scrap from Algar, and provided logistical and IT services to Algar. Related to these transactions, the Company has accounts receivable balances from Algar, an accounts payable balance to Algar, along with related income and expense as of December 31, 2016 and 2015.

Board of Directors' fees and consulting fees:

The Company pays board and committee fees to non-employee directors. Additionally, the Company paid financial consulting fees to one of its directors in 2015. Related to these transactions, the Company has accounts payable balances to the Board of Directors for fees and consulting fees, along with related expense at and as of December 31, 2016 and 2015.

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

SG&D Ventures, LLC:

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

F - 31

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

Related party balances as of and for the years ended December 31, 2016 and 2015 are as follows, in thousands:

		2016	2015
K&R, LLC and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$74
Property deposit payable to related parties	(2)	—	500
Note payable to related parties	(3)	1,504	—
Accrued interest to related parties	(2)	63	—
Facility rent payable to related parties	(2)	176	821
Equipment rent payable to related parties	(2)	15	132
Facility rent expense to related parties	(4)	646	646
Equipment rent expense to related parties	(4)	25	126
Interest expense to related parties	(4)	63	—

Algar, Inc.:
Accounts receivable from Algar for scrap transactions	(1), (5)	$—	$93
Accounts receivable from Algar for logistical services	(1), (5)	—	19
Accounts payable to Algar	(2), (5)	—	28
Bonus payable to Algar	(2), (6)	180	189
Revenue from scrap sales to Algar	(4), (7)	7	117
Revenue from logistical services to Algar	(4), (7)	48	69
Revenue from IT services to Algar	(4), (7)	16	23
Scrap material purchases from Algar	(4), (7)	1,204	1,225
Management fee expense	(4), (7)	238	250
Bonus expense to Algar	(4), (7)	180	—
Net rental income from Algar	(4), (7)	16	—
Other expenses to Algar	(4), (7)	14	30

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	$144	$250
Board of director fee expense	(4)	251	180
Board of director consulting expense	(4)	—	25

LK Property Investments, LLC:
Lease deposit to LK Property	(1)	$3	$3
Accounts payable to LK Property	(2)	—	2
Rent expense to LK Property**	(4)	36	24
Loss on the sale of assets to LK Property	(4)	—	(102)

Metal X, LLC:
Accounts receivable from Metal X	(1)	$105	$19
Revenue from product sales to Metal X	(4)	246	1,905

SG&D Ventures, LLC:
Gain on the sale of assets to SG&D	(4)	$—	$1

F - 32

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

* Excludes insignificant amount of travel reimbursement.

**Excludes amounts reimbursed to LK Properties for utilities and property tax.

(1) Included in receivables from related parties on the Consolidated Balance Sheets; balances are as of December 31, 2016 and 2015.

(2) Included in payable and accrued expenses to related parties on the Consolidated Balance Sheets; balances are as of December 31, 2016 and 2015.

(3) Included in long-term liabilities on the Consolidated Balance Sheets; balance is as of December 31, 2016 and 2015.

(4) Included in the Consolidated Statements of Operations; balances are for the year ended December 31, 2016 and 2015.

As discussed above, the Company and Algar mutually agreed to terminate the Management Agreement pursuant to the Termination Agreement on September 30, 2016.  Therefore, the Company considers Algar a related party through the termination date.  The Company reported the Algar related party balances as follows:

(5) The 2016 balances are excluded as Algar was not a related party at December 31, 2016.

(6) The 2016 balance includes the bonus payable amount at December 31, 2016 as this amount was earned on September 30, 2016 while Algar was a related party.

(7)  The 2016 balances include transactions for the nine month period ended September 30, 2016, the period Algar was a related party.

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

F - 33

NOTE 12 - SHARE BASED COMPENSATION

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2016 and 2015:

Total Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	2,152	$5.02	2.70 years	$2.23
Granted	20	5.71	—	3.01
Outstanding at December 31, 2015	2,172	$5.02	1.70 years	$2.24
Cancelled	(1,670)	$5.10	—	$2.18
Outstanding at December 31, 2016	502	$4.78	2.07 years	$2.43
Exercisable at December 31, 2016	502	4.78	2.07 years	$2.43
Securities available for grant at December 31, 2016	1,636

Following is a summary of the nonvested options issued and outstanding:

		Weighted Average Grant
Non-Vested Options	Number of shares (in thousands)	Date Option Fair Value
Outstanding at January 1, 2015	990	$2.31
Granted	20	3.01
Vested	(140)	2.95
Forfeited	—	—
Outstanding at December 31, 2015	870	$2.22
Cancelled	(870)	2.22
Outstanding at December 31, 2016	—	$—

Option Grants:

As described in Note 1 - Summary of Significant Accounting Policies and General and Note 10 - Related Party Transactions, as of December 1, 2013, subject to shareholder approval (which was received during 2014) and vesting provisions, the Company granted options to purchase a total of 1.5 million shares of its common stock to Algar at a per share exercise price of $5.00 pursuant to the Management Agreement. At the annual meeting of shareholders of the Company on October 15, 2014, shareholders approved the issuance of these options. The first 375.0 thousand share options vested and became exercisable on December 1, 2014. The second 375.0 thousand share options vested and became exercisable after the market price of the Company's common stock reached $6.00 per share during 2014. The third 375.0 thousand share options would have vested and become exercisable only if and after the market price of the Company's common stock reached $8.00 per share or Company revenue following an acquisition increased by $90.0 million. The fourth 375.0 thousand share options would have vested and become exercisable only if and after the market price of the Company's common stock reached $9.00 per share or Company revenue following an acquisition increases by $120.0 million. On September 30, 2016, the Company and Algar mutually agreed to terminate the Management Agreement between them dated as of December 1, 2013.  In connection with the termination of the Management Agreement, the Stock Option Agreement was also terminated. See Note 2 - Management Services Agreement with Algar, Inc. for additional information relating to the Management Agreement and the related Stock Option Agreement.

In January 2015, the Company awarded options to purchase 20.0 thousand shares of the Company's common stock to its Chief Financial Officer. These options were scheduled to vest over a three-year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three year anniversary of the grant date. The exercise price per share of the options was $5.71, the fair value of the underlying common stock as of the grant date.  These options were cancelled on June 15, 2016.  See below for further details.

F - 34

NOTE 12 – SHARE BASED COMPENSATION (Continued)

The weighted average assumptions relating to the valuation of the Company's stock options awarded in 2015 are shown below.  There were no stock options awarded in 2016.

2015
Weighted average grant-date fair value of grants per option	$3.01
Volatility	60.1%
Risk-free interest rate	2.3%
Expected life (in years)	5
Expected dividend yield	0.0%

RSUs:

On March 25, 2016, our Compensation Committee granted 32.0 thousand restricted stock units (“RSUs”) to the Company’s Chief Financial Officer (the “CFO”), under the LTIP pursuant to a Restricted Stock Unit Grant Agreement (the “RSU Agreement”). The RSUs were granted to the CFO in lieu of other compensation and as partial payment of the CFO’s bonus related to certain milestone accomplishments during 2015 and early 2016. The grant date fair value is based on the Company's closing common stock price on the day immediately prior to the date of grant. The grant date fair value was $90.2 thousand and has been recognized as expense in the accompanying Consolidated Statement of Operations. Each RSU vested on April 1, 2016 and represented the right to receive one share of the Company’s common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan.

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

F - 35

NOTE 12 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS (Continued)

On June 15, 2016, at the Company's annual meeting, the Company's shareholders approved a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange allowed the Company to cancel 170.0 thousand stock options, including 20.0 thousand granted in January 2015, previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO.   The RSUs vest as follows if and to the extent that the CFO remains employed by the Company through each of the following dates: (i) on July 1, 2016, 50.00% (45,000) of the RSUs vest and become nonforfeitable; (ii) on December 31, 2016, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iii) on June 30, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iv) on December 31, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; and (v) on June 15, 2018, 12.50% (11,250) of the RSUs vest and become nonforfeitable.  Each RSU represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan.  The CFO has continued his employment by the Company through December 31, 2016 and the related 56,250 RSUs have vested and become nonforfeitable.

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	WA Remaining Contractual Term		WA Grant Date Fair Value
Outstanding at December 31, 2015	—	—		$—
Granted	133.4	0.35	years	2.32
Vested	(88.3)	—		2.36
Outstanding at December 31, 2016	45.1	1.05	years	$2.23

Other Equity Transactions:

On August 5, 2015, the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand based on the fair value of our common stock. The consideration was payable in the form of a partial reduction of the Company's accrued but unpaid bonus compensation due to Algar pursuant to the Management Services Agreement between the Company and Algar.  See Note 10 - Related Party Transactions.

See Note 14 - Financing and Related Matters for details on an additional equity transaction.

Non-Equity Transactions:

Under a retention agreement with the Company's CFO dated March 25, 2016, the Company will pay the CFO bonuses of $100.0 thousand and $125.0 thousand on each of December 31, 2016 and December 31, 2017, respectively, as long as he remains employed with the Company on those dates.  The CFO remained employed with the Company as of December 31, 2016 and the Company accrued $100.0 thousand related to the 2016 retention bonus. If the CFO's employment is terminated without cause during 2017, the Company is required to pay him an amount equal to $125.0 thousand times the quotient of the number of full months employed in 2017 divided by 12.

On September 30, 2016, the Company entered into retention agreements ("Retention Agreements") with certain management employees (individually "Staff Member").  Under the Retention Agreement, if the Staff Member remains continuously employed by the Company through and including the date which is the first to occur of: (a) the date of a change in control of the Company; (b) the date the Staff Member is terminated without cause; and (c) December 31, 2017, the Company will pay the Staff Member a bonus in an amount equal to 25% of the Staff Member's then-current annual base salary.  At September 30, 2016, the Company estimated this liability to be $132.7 thousand.  The Company will evaluate the liability on an ongoing basis, and will expense the liability through December 31, 2017 unless determined otherwise.  The Company has expensed $22.1 thousand for the year ended December 31, 2016.

Other:

As of December 31, 2016, we had unrecognized share-based compensation cost related to non-vested RSU awards in the amount of $142.0 thousand.

Stock compensation charged to operations relating to stock options and RSU awards was $0.4 million and $0.2 million for the years ended December 31, 2016 and 2015, respectively.

F - 36

NOTE 13 - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

The Company has litigation from time to time, including employment-related claims, none of which the Company currently believes to be material.

The Company's operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the processing of products. In addition, certain of the Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of the Company's facilities have been in operation for many years and, over time, the Company and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities in material amounts could exist, including cleanup obligations at these facilities or at off-site locations where the Company disposed of materials from its operations, which could result in future expenditures that the Company cannot currently estimate and which could reduce its profits. The Company records liabilities for remediation and restoration costs related to past activities when its obligation is probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred. Such compliance has not historically constituted a material expense to the Company.

NOTE 14 - FINANCING AND RELATED MATTERS

Securities Purchase Agreement

On June 13, 2014, the Company issued 857,143 shares of the Company's common stock pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") to RCP, an investment entity principally owned by Daniel M. Rifkin, the founder and CEO of MetalX, for an aggregate purchase price of $3.0 million. Pursuant to the Securities Purchase Agreement, the Company also issued to RCP a five-year warrant to purchase 857,143 additional shares of the Company's common stock, exercisable 6 months after the date of the Securities Purchase Agreement for an exercise price of $5.00 per share and expiring June 13, 2019. The net proceeds were allocated between common stock and warrants based on the relative fair value of the common stock and the warrants. The Securities Purchase Agreement provides RCP with preemptive rights and a right of first refusal with respect to future securities offerings by the Company. The Company used the proceeds from the Securities Purchase Agreement for general corporate purposes including debt reduction, growth initiatives, capital expenditures, and review of potential acquisitions.

On June 13, 2014, in connection with the Securities Purchase Agreement, the Company and the Investor entered into a Registration Rights Agreement (the "Registration Rights Agreement"), under which the Company (a) prepared and filed a registration statement no later than December 12, 2014 and (b) caused the registration statement to be declared effective by the Securities and Exchange Commission no later than February 1, 2015 for (i) agreed to resales of the common stock issued to the Investor under the Securities Purchase Agreement, and (ii) agreed to resales of any shares of common stock issuable upon exercise of the warrant.

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

F - 37

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

The Company received cash consideration at closing of $7.5 million, less $150.0 thousand which was retained by Compactor Rentals in connection with working capital adjustments. Compactor Rentals assumed certain liabilities relating to the Waste Services Segment, including but not limited to, current liabilities, warranty liabilities, and post-closing liabilities incurred in connection with transferred contracts. The transaction expenses related to the sale were $350.0 thousand and a gain of $6.0 million was recorded.

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

Financial information for the Waste Services discontinued operations is summarized as follows:

F - 38

NOTE 15 - DISCONTINUED OPERATIONS (Continued)

2015
(in thousands)
Revenue from services and product sales	$7,402
Cost of sales for services	5,486
Selling, general, and administrative expenses	678
Gain on the sale of business	6,031
Gain on the sale of equipment	51
Net income	$7,320

2015
(in thousands)
Cash flows from operating activities
Net income from discontinued operations	$7,320
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	402
Gain on sale of property and equipment	(51)
Gain on sale of business	(6,031)
Change in assets and liabilities
Receivables	(103)
Inventories	10
Other assets	12
Accounts payable	172
Other current liabilities	52
Net cash from operating activities	$1,783
Cash flows from investing activities
Proceeds from sale of property and equipment	76
Proceeds from sale of business, net of disposal costs	7,000
Purchases of property and equipment	(432)
Net cash provided by investing activities	$6,644

A pro forma summary of continuing operations for the three months ended December 31, 2015 assuming the Waste Services Segment was sold at the beginning of the quarter is as follows (unaudited):

2015
(in thousands, except per share data)
Total revenue	$6,555
Net loss from continuing operations	(2,351)
Net loss	3,680

Net loss from continuing operations per share	$(0.29)
Net income per share	0.46

F - 39