Form 10-Q
period 2017-03-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2017-05-12
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one):	Large accelerated filer ☐	Accelerated filer ☐
	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2017: 8,074,541.

1

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2017	December 31, 2016
	(Unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$503	$526
Income tax receivable	9	14
Accounts receivable – trade after allowance for doubtful accounts of $60.0 thousand and $35.0 thousand in 2017 and 2016, respectively	4,178	3,361
Receivables from related parties	45	150
Inventories	3,863	3,437
Prepaid expenses and other current assets	293	216
Total current assets	8,891	7,704
Net property and equipment	12,547	13,068
Other assets
Deferred income taxes	27	27
Other non-current assets	188	57
Total other assets	215	84
Total assets	$21,653	$20,856

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2017	December 31, 2016
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$4,035	$2,942
Current maturities of capital lease obligations	254	198
Checks in excess of bank	24	79
Accounts payable	1,823	1,605
Payables and accrued expenses to related parties	433	578
Other current liabilities	567	627
Total current liabilities	7,136	6,029
Long-term liabilities
Long-term debt, related parties	1,504	1,504
Capital lease obligations, net of current maturities	979	1,050
Total long-term liabilities	2,483	2,554
Shareholders' equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2017 and 2016; 8,105,231 shares issued in 2017 and 2016; 8,074,541 shares outstanding in 2017 and 2016	27	27
Additional paid-in capital	23,944	23,912
Stock warrants outstanding	1,025	1,025
Retained losses	(12,918)	(12,647)
Treasury stock at cost, 30,690 shares in 2017 and 2016	(44)	(44)
Total shareholders' equity	12,034	12,273
Total liabilities and shareholders' equity	$21,653	$20,856

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016
Revenue from product sales	$13,011	$5,998
Cost of sales for product sales	12,080	6,175
Operating income (loss)	931	(177)
Selling, general and administrative expenses	1,042	1,199
Loss before other income (expense)	(111)	(1,376)
Other income (expense)
Interest expense, including loan fee amortization	(183)	(59)
Gain on sale of assets	28	—
Other income (expense), net	2	11
Total other income (expense)	(153)	(48)
Loss before income taxes	(264)	(1,424)
Income tax provision	7	1
Net loss	$(271)	$(1,425)

Basic loss per share	$(0.03)	$(0.18)
Diluted loss per share	$(0.03)	$(0.18)

Weighted average shares outstanding:
Basic	8,075	8,019
Diluted	8,075	8,019

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of December 31, 2016	8,105,231	$27	$23,912	$1,025	$(12,647)	(30,690)	$(44)	$12,273
Share-based compensation	—	—	32	—	—	—	—	32
Net loss	—	—	—	—	(271)	—	—	(271)
Balance as of March 31, 2017	8,105,231	$27	$23,944	$1,025	$(12,918)	(30,690)	$(44)	$12,034

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016
	(in thousands)
Cash flows from operating activities
Net loss	$(271)	$(1,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	25	—
Depreciation and amortization	575	550
Share-based compensation expense	32	136
Gain on sale of assets	(28)	—
Amortization of loan fees included in interest expense	35	40
Change in assets and liabilities
Receivables	(842)	(426)
Receivables from related parties	105	145
Inventories	(426)	(416)
Income tax receivable/payable	5	3
Other assets	(163)	(18)
Deferred income taxes	—	—
Accounts payable	218	(257)
Payables to related parties	(145)	(75)
Other current liabilities	(60)	123
Net cash used in operating activities	(940)	(1,620)
Cash flows from investing activities
Proceeds from sale of property and equipment	28	—
Purchases of property and equipment	(54)	—
Net cash used in investing activities	(26)	—
Cash flows from financing activities
Loan fees capitalized	(80)	(241)
Change in bank overdrafts	(55)	—
Payments on long-term debt	—	(20)
Payments on capital lease obligations	(15)	—
Proceeds from revolving line of credit, net	1,093	1,667
Net cash from financing activities	943	1,406
Net change in cash and cash equivalents	(23)	(214)
Cash and cash equivalents at beginning of period	526	642
Cash and cash equivalents at end of period	$503	$428

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CONTINUED

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

	For the three months ended
	March 31, 2017	March 31, 2016
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$133	$22
Cash paid for taxes	2	—
Supplemental disclosure of noncash investing and financing activities:
Conversion of related party payables to long-term debt, related parties	—	1,504

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Industrial Services of America, Inc. (herein “ISA,” the “Company,” or other similar terms) is a Louisville, Kentucky-based company that buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and buys used autos in order to sell used auto parts. The Company purchases, processes and sells ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries and refineries. The Company purchases ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, iron, aluminum, copper, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to ISA facilities. The Company processes scrap metal through sorting, cutting, baling, and until May 2015, shredding operations. The non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum, stainless steel and brass. The used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.

The Company's core business is now focused on the metal recycling industry. During 2016, the Company announced that the Company formed a special committee of independent board members to evaluate various growth and strategic options. During the first quarter of 2017, the special committee concluded its work and reported to the Board. The Board accepted the special committee's recommendation to focus on returning the core recycling business to profitability. The Company intends to do this by increasing efficiencies and productivity, which includes the commercial restart of the Company's auto shredder in the second quarter of 2017.  The Company intends to run the auto shredder in the normal course of business subject to market conditions and operating needs. ISA will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions.

In connection with the evaluation of strategic alternatives, on September 30, 2016, the Company and Algar, Inc. ("Algar") mutually agreed to terminate the Management Services Agreement between them dated as of December 1, 2013 (the "Management Agreement"), pursuant to the Agreement to Terminate Management Services among the Company, Algar, and Sean Garber dated as of September 30, 2016 (the "Termination Agreement"). See Note 6 - Related Party Transactions for further details.

Effective September 30, 2016, Mr. Garber resigned from all positions with the Company, including as President, and the Board appointed Todd Phillips as President. Mr. Phillips has been the Company's CFO since December 31, 2014 and will continue to serve in that role.

Liquidity

During the first quarter of 2017, the Company amended and extended its working capital line of credit.  The Company expects operating cash flow and borrowings under its working capital line of credit to be sufficient to meet its ongoing obligations. Influenced by the scrap metal market downturn from late 2014 through 2016, the Company's sources of liquidity during this time primarily consisted of proceeds from asset and equity sales as well as the idling of the auto shredder and refinancing of its working capital line of credit. Additional information, including the steps the Company took, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, on file with the Securities and Exchange Commission.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of March 31, 2017 and the results of our operations and changes in our cash flows for the periods ended March 31, 2017 and 2016. Results of operations for the period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2016 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, on file with the Securities and Exchange Commission.

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

Fair Value

The Company carries certain of its financial assets and liabilities at fair value on a recurring basis. These financial assets and liabilities are composed of cash and cash equivalents. Long-term debt is carried at cost, and the fair value is disclosed herein. In addition, the Company measures certain assets, such as long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The Company uses the fair value methodology outlined in the related accounting standards to value the assets and liabilities for cash and debt. All of our cash is defined as Level 1 and all our debt and derivative contracts are defined as Level 2.

In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at March 31, 2017 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$503	$—	$503
Liabilities:
Current maturities of long-term debt	$—	$(4,035)	$(4,035)
Long-term debt, related parties	—	(1,187)	(1,187)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the three month periods ended March 31, 2017 or 2016.

Common Stock and Share-based Compensation Arrangements

The Company has a Long Term Incentive Plan adopted in 2009 ("LTIP") under which it may grant equity awards for up to 2.4 million shares of common stock, which are reserved by the Board of Directors for issuance of equity awards. The Company provides compensation benefits by granting stock options and other share-based awards to employees and directors. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term of the option is five years. The plan is accounted for based on FASB’s authoritative guidance titled "ASC 718 - Compensation - Stock Compensation."  The Company recognizes share-based compensation expense for the fair value of the awards, on the date granted, on a straight-line basis over their vesting term (service period). Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company's historical experience and future expectations.

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

Other Comprehensive Income

The Company previously entered into interest rate swaps to assist in managing commodity price risk. The effective portions of changes in the fair value of the derivatives were recorded as a component of other comprehensive income. The Company fully settled the previously outstanding interest rate swap in December 2015. During 2016 and 2017, the Company did not use any derivative instruments, including commodity hedges to assist in managing commodity price risk. As such, the Company has no activity in other comprehensive income and has no Condensed Consolidated Statements of Comprehensive Income included in the financial statements.

Subsequent Events

The Company has evaluated the period from March 31, 2017 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and identified the following:

On April 26, 2017, certain borrowing base restrictions were satisfied with MidCap Business Credit LLC ("MidCap") which resulted in an increase in availability of $1.75 million. See Note 3 - Long Term Debt and Notes Payable to Bank for additional information.

In May 2017, the Company restarted its auto shredder for commercial production.  The Company intends to run the auto shredder in the normal course of business subject to market conditions and operating needs.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the potential impact of the adoption of ASU 2014-09 on the Condensed Consolidated Financial Statements. The Company does not expect a material impact from the adoption of ASU 2014-09 on the Condensed Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company adopted ASU 2014-15 in the fourth quarter of 2016 and noted no significant impact from the adoption on the Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. The Company adopted the standard in the fourth quarter of 2016 and noted no material impact on the Condensed Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The Company adopted the standard in the first quarter of 2017 and noted no material impact on the Condensed Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which provides guidance to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is evaluating the potential impact of ASU 2016-13 on the Condensed Consolidated Financial Statements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company is evaluating the potential impact of ASU 2016-15 on the Condensed Consolidated Financial Statements. The Company does not expect a material impact from the adoption of ASU 2016-15 on the Condensed Consolidated Financial Statements.

NOTE 2 – INVENTORIES

The Company's inventories primarily consist of ferrous and non-ferrous scrap metals, and are valued at the lower of average purchased cost or net realizable value ("NRV") based on the specific scrap commodity.  See Impact of Recently Issued Accounting Standards at the end of Note 1. Quantities of inventories are determined based on the Company's inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. The Company recognizes inventory impairment and related adjustments when the NRV, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. The Company records the loss in cost of sales in the period during which the loss is identified.

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

The Company did not have a lower of cost-or-NRV inventory write-down in the three month period ended March 31, 2017.

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

Inventories for ferrous and non-ferrous materials as of March 31, 2017 and December 31, 2016 consist of the following:

	March 31, 2017
	(unaudited)	December 31, 2016
	(in thousands)
Raw materials	$2,730	$2,222
Finished goods	633	805
Processing costs	500	410
Total inventories for sale	$3,863	$3,437

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

Summary:

On February 29, 2016, the Company closed on new financings with MidCap and paid off in full remaining amounts due to the Company's previous lender Wells Fargo. Additionally on February 29, 2016, the Company converted certain amounts payable to related parties into unsecured term notes payable to the same related parties as more fully described in Note 6 - Related Party Transactions. On March 31, 2017, the Company entered into an amendment to increase the line of credit, subject to the satisfaction of certain borrowing base restrictions, and extend the maturity date more fully described below.

MidCap:

On February 29, 2016, the Company entered into the 2016 Loan, which, as initially entered into, provided a $6.0 million senior, secured asset-based line of credit with MidCap. The Company could borrow up to the sum of (a) 85% of the value of its eligible domestic accounts receivable; (b) the lesser of (i) $2.5 million and (ii) 75% of the net orderly liquidation value of eligible inventory; and (c) the lesser of (i) $500,000 and (ii) 40% of appraised net forced liquidation value of eligible fixed assets (the "Equipment Sublimit"). The Equipment Sublimit shall amortize monthly on a straight line basis over sixty (60) months with no reduction to the overall line of credit availability.  As described below, the 2016 Loan was amended on March 31, 2017.

Proceeds from this loan were used to pay transaction expenses, pay off and close the remaining balance on the Wells Fargo revolving line of credit and fund working capital requirements.

The interest rate on the 2016 Loan is equal to the prime rate (4.0% as of March 31, 2017) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate will increase by 300 basis points (3.00%). The 2016 Loan also has a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

The 2016 Loan has a maturity date of February 28, 2020 based on the amendment fully described below.  The borrowings under the revolving credit agreement are classified as short-term obligations under GAAP as the agreement with MidCap contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.

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

NOTE 3 - LONG TERM DEBT AND NOTES PAYABLE TO BANK, Continued

On March 31, 2017, the Company and each of its wholly-owned subsidiaries entered into an amendment to the 2016 Loan with MidCap ("First Amendment"). The First Amendment increased the line of credit from $6.0 million to $8.0 million and extended the maturity date to February 28, 2020. As amended, the line of credit permits the Company to borrow an amount under the 2016 Loan equal to the lesser of (A) $8.0 million; and (B)(i) 85% of the value of the Company’s eligible domestic accounts receivable, plus (ii) the lesser of (x) $2.5 million and (y) 75% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $400,000 and (y) 40% of appraised net forced liquidation value of eligible fixed assets, plus (iv) the lesser of (x) $1.75 million and (y) 45% of the appraised value of certain properties owned by the Company (subject to MidCap's receipt of any third-party or internal approvals it may require in its discretion), minus (v) any amount which MidCap may require from time to time, pursuant to terms of the agreement, in order to secure amounts owed to MidCap under the agreement. The First Amendment contains a minimum line availability covenant equal to $350.0 thousand, the same as the 2016 Loan. This covenant may be replaced by a FCCR covenant once the Company has achieved an FCCR of 1.1x on an annualized basis. The Company paid underwriting fees of $20.0 thousand at closing.

The amended 2016 Loan had availability of $0.7 million as of March 31, 2017.

Related Party Note:

Amounts owed to K&R, LLC and 7100 Grade Lane, LLC are more fully described in Note 6 - Related Party Transactions.

Long term debt as of March 31, 2017 and December 31, 2016 consisted of the following:

	March 31,	December 31,
	2017	2016
	(unaudited)
	(in thousands)
Revolving credit facility with MidCap, see above description for additional details	$4,035	$2,942
K&R, LLC related party note (See Note 6 - Related Party Transactions)	884	884
7100 Grade Lane, LLC related party note (See Note 6 - Related Party Transactions)	620	620
	5,539	4,446
Less current maturities	4,035	2,942
	$1,504	$1,504

The annual contractual maturities of long term debt (in thousands) for the next five twelve-month periods and thereafter ending March 31 of each year are as follows:

2018	$—
2019	—
2020	4,035
2021	1,504
2022	—
Total	$5,539

The Company paid and capitalized loan fees in the amount of $80.0 thousand during the three month period ended March 31, 2017.

NOTE 4 - LEASE COMMITMENTS

Operating Leases:

The Company leases a portion of our Louisville, Kentucky facility from a related party (see Note 6 - Related Party Transactions) under an operating lease expiring December 31, 2017 (the "7100 Lease"). The lease amount is $53.8 thousand per month. In addition, the Company is responsible for real estate taxes, insurance, utilities and maintenance expense.

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

Future minimum lease payments for operating leases for the next five twelve-month periods ending March 31 of each year, in thousands, as of March 31, 2017 are as follows:

	Related Party	Other	Total
2018	$521	$67	$588
2019	36	—	36
2020	2	—	2
2021	—	—	—
2022	—	—	—
Future minimum lease payments	$559	$67	$626

Total lease expense for the three months ended March 31, 2017 and 2016 was $206.9 thousand and $316.2 thousand, respectively.

NOTE 4 - LEASE COMMITMENTS, Continued

Capital Leases:

On May 1, 2016, the Company entered into an amendment to the Crane Lease, whereby the lease is extended through April 30, 2021. Payments are $14.5 thousand per month for the first twelve months following the amendment date, followed by monthly payments of $31.3 thousand thereafter for the remainder of the lease term. There is no bargain purchase option associated with the Crane Lease. Based on the new lease terms, the Company classified the Crane Lease as a capital lease. At inception, the Company recorded a capital lease obligation of $1.3 million. The Company used a weighted average cost of capital of 9.3% to calculate the capital lease obligation. For the three months ended March 31, 2017, the Company has recorded $64.2 thousand in depreciation expense and $28.9 thousand in interest expense related to the Crane Lease. The net book value of the cranes leased was $1.0 million at March 31, 2017.

Future minimum lease payments for the next five twelve-months periods ending March 31 of each year, in thousands, as of March 31, 2017 are as follows:

	Total	Principal	Interest
2018	$359	$254	$105
2019	376	297	79
2020	376	326	50
2021	374	356	18
2022	—	—	—
	$1,485	$1,233	$252

NOTE 5 – PER SHARE DATA

The computation for basic and diluted earnings (loss) per share is as follows:

Three months ended March 31, 2017 compared to three months ended March 31, 2016:

	2017	2016
	(in thousands, except per share information)
Basic loss per share
Net loss	$(271)	$(1,425)
Weighted average shares outstanding	8,075	8,019
Basic loss per share	$(0.03)	$(0.18)
Diluted loss per share
Net loss	$(271)	$(1,425)
Weighted average shares outstanding	8,075	8,019
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,075	8,019
Diluted loss per share	$(0.03)	$(0.18)

NOTE 6 - RELATED PARTY TRANSACTIONS

During the periods ended March 31, 2017 and 2016, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, the Company's Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of March 31, 2017, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

The Company leases a portion of the Louisville, Kentucky facility from 7100 LLC (previously from K&R) under an operating lease, the "7100 Lease," expiring December 2017. Additionally, the Company leased equipment from K&R under operating leases that expired May 2016. See Note 4 - Lease Commitments for additional information relating to the rent and lease agreements with K&R. During 2015 and continuing into 2017, the Company deferred a portion of these lease payments.  A portion of this deferral was converted into a term note during 2016 as described below.

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

As of March 31, 2017 and 2016, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

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

NOTE 6 - RELATED PARTY TRANSACTIONS, Continued

For the year ended December 31, 2014, Algar earned a bonus of $428.0 thousand that was accrued by ISA. This amount was reduced by $50.0 thousand related to the real estate sale to SG&D, an entity owned by shareholders of Algar, including Mr. Garber. The bonus payable was further reduced on August 5, 2015, when the Company entered into a Stock Purchase Agreement with Algar, whereby the Company issued 50.7 thousand shares of its common stock to Algar for aggregate consideration equal to $189.0 thousand based on the fair value of the Company's common stock. The consideration was payable in the form of a reduction of the Company’s $378.0 thousand accrued but unpaid bonus compensation due to Algar as of August 5, 2015. During the year ended December 31, 2016, the Company paid Algar the remaining $189.0 thousand related to the accrued but unpaid bonus compensation related to the bonus earned in 2014.

As of the Termination Effective Date, the Company and Algar mutually terminated the Management Agreement. The Termination Agreement provided that in satisfaction of all amounts owed to Algar under the Management Agreement, the Company paid Algar: (i) $20,880 on the Termination Effective Date, (ii) an aggregate amount equal to $50,000, paid in three equal monthly installments on the last day of October, November and December 2016 (full amount accrued at September 30, 2016), and (iii) an amount equal to ten percent of the decrease, if any, in reported “Loss before income taxes” for the nine months ended September 30, 2016 as reported on the Condensed Consolidated Statements of Operations in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, (the “3Q 2016 Form 10-Q”) as filed with the U.S. Securities and Exchange Commission, over the Company’s reported “Loss before income taxes” for the nine months ended September 30, 2015 as reported in the 3Q 2016 Form 10-Q (the "Accrued Bonus Payment"). The Company paid the Accrued Bonus Payment in the amount of $180.0 thousand on March 31, 2017. The Termination Agreement also provided for the cancellation of the Stock Option Agreement as of the Termination Effective Date.  Mr. Garber and Mr. Oliver terminated the Irrevocable Proxies that were received in connection with the Management Agreement as of the Termination Effective Date. Mr. Garber resigned all offices with the Company and his director position as of the Termination Effective Date.

Other transactions with Algar:

During 2016, the Company participated in various other transactions with Algar. The Company sold scrap to Algar, bought scrap from Algar, leased equipment to and from Algar, and provided logistical and IT services to Algar. Related to these transactions, the Company had related income and expense during 2016.

Board of Directors' fees and consulting fees:

The Company pays board and committee fees to non-employee directors. Related to these transactions, the Company has accounts payable balances to the Board of Directors for fees and consulting fees, along with related expense at and as of March 31, 2017 and 2016.

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

MetalX:

During 2017 and 2016, the Company held accounts receivables balances from MetalX related to scrap sales. For additional information regarding MetalX, see Note 9 - Financing and Related Matters.

NOTE 6 - RELATED PARTY TRANSACTIONS, Continued

Related party balances are as follows, in thousands:

		2017	2016
K&R, LLC and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$42
Note payable to related parties	(3)	1,504	1,504
Accrued interest to related parties	(2)	81	63
Facility rent payable to related parties	(2)	198	176
Equipment rent payable to related parties	(2)	15	15
Facility rent expense to related parties	(4)	161	161
Equipment rent expense to related parties	(4)	—	15
Interest expense to related parties	(4)	19	—

Algar, Inc.:
Bonus payable to Algar	(2), (5)	$—	$180
Revenue from scrap sales to Algar	(4), (6)	—	12
Revenue from logistical services to Algar	(4), (6)	—	27
Revenue from IT services to Algar	(4), (6)	—	7
Scrap material purchases from Algar	(4), (6)	—	391
Management fee expense	(4), (6)	—	63
Bonus expense to Algar	(4), (6)	—	100
Other expenses to Algar	(4), (6)	—	6

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	$139	$144
Board of director fee expense	(4)	88	2

LK Property Investments, LLC:
Lease deposit to LK Property	(1)	$3	$3
Rent expense to LK Property**	(4)	9	9

Metal X, LLC:
Accounts receivable from Metal X	(1)	$—	$105
Revenue from product sales to Metal X	(4)	188	12

* Excludes insignificant amount of travel reimbursement.

**Excludes amounts reimbursed to LK Properties for utilities and property tax.

(1) Included in receivable from related parties on the Condensed Consolidated Balance Sheets; balances are as of March 31, 2017 and December 31, 2016.

(2) Included in payable to related parties on the Condensed Consolidated Balance Sheets; balances are as of March 31, 2017 and December 31, 2016.

(3) Included in long-term liabilities on the Condensed Consolidated Balance Sheets; balance is as of March 31, 2017 and December 31, 2016.

(4) Included in the Condensed Consolidated Statements of Operations; balances are for the three months ended March 31, 2017 and March 31, 2016.

(5) The 2016 balance includes the bonus payable amount at December 31, 2016 as this amount was earned on September 30, 2016 while Algar was a related party. The bonus payable was paid on March 31, 2017.

(6) The Company excluded all 2017 balances related to Algar as the related party relationship ended on September 30, 2016.

NOTE 7– SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS

Following is a summary of stock option activity and number of shares reserved for outstanding options:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	2,172	$5.02	1.70 years	$2.24
Cancelled	(1,670)	5.10	—	2.18
Outstanding at December 31, 2016	502	$4.78	2.07 years	$2.43
Outstanding at March 31, 2017	502	$4.78	1.82 years	$2.43
Exercisable at March 31, 2017	502	$4.78	1.82 years	$2.43
Securities available for grant at March 31, 2017*	1,636

*Securities available for grant include securities available for stock option grants and RSUs.

Option Grants:

As described in Note 1 - Summary of Significant Accounting Policies and General and Note 6 - Related Party Transactions, as of December 1, 2013, subject to shareholder approval (which was received during 2014) and vesting provisions, the Company granted options to purchase a total of 1.5 million shares of its common stock to Algar at a per share exercise price of $5.00 pursuant to the Management Agreement. At the annual meeting of shareholders of the Company on October 15, 2014, shareholders approved the issuance of these options. The first 375.0 thousand share options vested and became exercisable on December 1, 2013. The second 375.0 thousand share options vested and became exercisable after the market price of the Company's common stock reached $6.00 per share during 2014. The third 375.0 thousand share options would have vested and become exercisable only if and after the market price of the Company's common stock reached $8.00 per share or Company revenue following an acquisition increased by $90.0 million. The fourth 375.0 thousand share options would have vested and become exercisable only if and after the market price of the Company's common stock reached $9.00 per share or Company revenue following an acquisition increased by $120.0 million.  On September 30, 2016, the Company and Algar mutually agreed to terminate the Management Agreement between them dated as of December 1, 2013.  In connection with the termination of the Management Agreement, the Stock Option Agreement was also terminated.  See Note 6 - Related Party Transactions for further details.

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

NOTE 7– SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

On June 15, 2016, at the Company's annual meeting, the Company's shareholders approved a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange allowed the Company to cancel 170.0 thousand stock options, including 20.0 thousand granted in January 2015, previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO.   The RSUs vest as follows if and to the extent that the CFO remains employed by the Company through each of the following dates: (i) on July 1, 2016, 50.00% (45,000) of the RSUs vest and become nonforfeitable; (ii) on December 31, 2016, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iii) on June 30, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iv) on December 31, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; and (v) on June 15, 2018, 12.50% (11,250) of the RSUs vest and become nonforfeitable.  Each RSU represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan. The CFO has continued his employment by the Company through March 31, 2017 and the related 56,250 RSUs vested and became nonforfeitable.

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	45.1	1.05 years	$2.23
Outstanding at March 31, 2017	45.1	0.80 years	$2.23

Non-Equity Transactions:

Under a retention agreement with the Company's CFO dated March 25, 2016, the Company will pay the CFO bonuses of $100.0 thousand and $125.0 thousand on each of December 31, 2016 and December 31, 2017, respectively, as long as he remains employed with the Company on those dates.  The December 31, 2016 bonus of $100.0 thousand was paid during the three month period ended March 31, 2017.  If the CFO's employment is terminated without cause during 2017, the Company is required to pay him an amount equal to $125.0 thousand times the quotient of the number of full months employed in 2017 divided by 12.

On September 30, 2016, the Company entered into retention agreements ("Retention Agreements") with certain management employees (individually "Staff Member"). Under the Retention Agreement, if the Staff Member remains continuously employed by the Company through and including the date which is the first to occur of: (a) the date of a change in control of the Company; (b) the date the Staff Member is terminated without cause; and (c) December 31, 2017, the Company will pay the Staff Member a bonus in an amount equal to 25% of the Staff Member's then-current annual base salary.  At September 30, 2016, the Company estimated this liability to be $132.7 thousand.  The Company evaluates the liability on an ongoing basis, and will expense the liability through December 31, 2017 unless determined otherwise.  The Company has accrued $53.1 thousand as of March 31, 2017.

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

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include availability of liquidity, fluctuations in commodity prices and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission.

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

Our core business is now focused on the metal recycling industry. During 2016, we announced that the Company formed a special committee of independent board members to evaluate various growth and strategic options. During the first quarter of 2017, the special committee concluded its work and reported to the Board. The Board accepted the special committee's recommendation to focus on returning our core recycling business to profitability. We intend to do this by increasing efficiencies and productivity, which includes the commercial restart of our auto shredder in the second quarter of 2017.  We intend to run the auto shredder in the normal course of business subject to market conditions and operating needs.  We will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions.

On March 31, 2017, the Company amended the terms of its credit facility with MidCap Business Credit LLC ("MidCap") to extend the maturity date of the Company's line of credit and increase the line of credit from $6.0 million to $8.0 million, subject to the satisfaction of certain borrowing base restrictions as more fully described in Note 3 - Long Term Debt and Notes Payable to Bank in the accompanying Notes to Condensed Consolidated Financial Statements. On April 26, 2017, certain borrowing base restrictions were satisfied with MidCap which resulted in an increase in availability of $1.75 million.

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

Liquidity and Capital Resources

Our cash requirements generally consist of working capital, capital expenditures and debt service.  Influenced by the scrap metal market downturn from late 2014 through 2016, our sources of liquidity during this time primarily consisted of proceeds from asset and equity sales as well as the idling of the auto shredder and refinancing of our working capital line of credit. Additional information, including the steps the Company took, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, on file with the Securities and Exchange Commission.

Furthermore, on February 29, 2016, the Company refinanced its Wells Fargo debt with a new lender, MidCap Business Credit. On March 31, 2017, the Company entered into the First Amendment to the 2016 Loan, which extended the maturity date of the Company's line of credit and increased the line of credit from $6.0 million to $8.0 million, subject to the satisfaction of certain borrowing base restrictions as more fully described in the accompanying Notes to Condensed Consolidated Financial Statements.

Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We have also been able to manage liquidity by deferring certain rent payments made to related parties, as well as deferring capital expenditures. See Note 6 - Related Party Transactions in the accompanying Notes to Condensed Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of March 31, 2017, we held cash and cash equivalents of $0.5 million. We drew $1.1 million on our revolving credit facility during the three month period ended March 31, 2017.

During the first quarter of 2017, we amended and extended our working capital line of credit.  We expect operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing obligations.

Credit facilities and notes payable

During 2015, the Company had certain loans with KY Bank and Wells Fargo. As of December 31, 2014, the Company was in default under the Wells Fargo loans and during the second half of 2015 entered into a Forbearance Agreement with Wells Fargo whereby the due dates on the loans were accelerated and the Company was required to take certain actions.

During 2015, as more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2016 on file with the Securities and Exchange Commission, the Company took steps to pay down debt and increase liquidity.

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

Results of Operations

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Three months ended
	March 31,
	2017	2016
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	92.8%	103.0%
Selling, general and administrative expenses	8.0%	20.0%
Loss before other expenses	(0.9)%	(22.9)%

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Total revenue increased $7.0 million or 116.9% to $13.0 million in the first quarter of 2017 compared to $6.0 million in the same period in 2016. The increase was due primarily as a result of higher average selling prices (ASP) coupled with a related increase in nonferrous and ferrous volumes. Nonferrous material shipments increased by 3.3 million pounds, or 56.3%, along with an increase in the ASP of nonferrous material of $0.18 per pound, or 24.5%, for the three months ended March 31, 2017 compared to three months ended March 31, 2016. For the three months ended March 31, 2017 compared to three months ended March 31, 2016, the Company experienced an increase in the ASP of ferrous material of $103 per gross ton, or 66.1%. For the three months ended March 31, 2017 compared to three months ended March 31, 2016, the Company experienced an increase in ferrous material shipments of 5.3 thousand tons, or 41.0%.

Total cost of sales increased $5.9 million or 95.6% to $12.1 million in the three month period ended 2017 compared to $6.2 million for the same period in 2016. The increase in cost of sales is directly related to the increase in revenue.

Total cost of sales as a percent of revenue was lower during the three month period ended 2017 as compared to the same period in 2016. The metals commodity markets improved during the first quarter of 2017 as compared to the same period in 2016, which allowed for improved gross margins.

SG&A expenses decreased $0.2 million to $1.0 million in the three month period ended 2017 compared to $1.2 million in the same period in 2016. As a percentage of revenue, SG&A expenses were 8.0% in 2017 compared to 20.0% in 2016.

SG&A expenses decreased primarily due to a decrease in share based compensation expense of $0.1 million related to share based compensation expense for Algar options and a decrease in amounts paid to Algar for management expense.

Other income (expense) was expense of $153.0 thousand for the three month period ended March 31, 2017 compared to expense of $48.0 thousand for the three month period ended March 31, 2016. This $105.0 thousand change is a result of (i) a $124.0 thousand increase in interest expense, which is a result of the increased outstanding balance on the line of credit and (ii) a $28.0 thousand increase in the gain on sale of assets, which was primarily due to a gain on a vehicle sold during the first quarter of 2017.

The income tax provision increased $6.0 thousand to $7.0 thousand in the three month period ended 2017 compared to $1.0 thousand in the same period in 2016. The effective tax rates in 2017 and 2016 were (2.7)% and (0.1)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through March 31, 2017. We also have several state and franchise taxes payable based on gross receipts.  The Company is currently under sales tax and property tax audits and has accrued estimates of potential assessments.

Financial condition at March 31, 2017 compared to December 31, 2016

Cash and cash equivalents remained the same at $0.5 million as of March 31, 2017 and December 31, 2016.

Net cash used in operating activities was $0.9 million for the three month period ended March 31, 2017. The net cash used in operating activities is primarily due to a net loss of $0.3 million, an increase in receivables of $0.8 million, an increase in inventories of $0.4 million, an increase in other assets of $0.2 million, and a decrease in other current liabilities of $60.0 thousand; partially offset by a decrease in receivables from related parties of $105.0 thousand, depreciation of $0.6 million, stock option expense of $32.0 thousand, and an increase in accounts payables of $0.2 million. The Company had $54.0 thousand of capital expenditures in 2017.

Net cash from financing activities was $0.9 million for the three month period ended March 31, 2017. In the three month period ended March 31, 2017, we received net proceeds from debt of $1.1 million less capitalized loan fees in the amount of $80.0 thousand.

Accounts receivable trade increased $0.8 million or 24.3% to $4.2 million as of March 31, 2017 compared to $3.4 million as of December 31, 2016 due to a substantial increase in volume in the quarter ended March 31, 2017, as well as modest commodity price increases. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.

Accounts receivables from related parties decreased $105.0 thousand to $45.0 thousand as of March 31, 2017 compared to $150.0 thousand as of December 31, 2016. This decrease was due to timing of cash receipts.

Inventories consist principally of ferrous and nonferrous scrap materials. We value inventory at the lower of cost or net realizable value. Inventory increased $0.4 million, or 12.4%, to $3.9 million as of March 31, 2017 compared to $3.4 million as of December 31, 2016. This increase is primarily driven by seasonality resulting in increased volumes and inventory levels during the first quarter of 2017 compared to the fourth quarter of 2016.

Inventory aging for the period ended March 31, 2017 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$3,406	$326	$55	$76	$3,863

Inventory aging for the period ended December 31, 2016 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$3,011	$268	$62	$96	$3,437

Inventory in the "1-30 days" category increased by $395.0 thousand from December 31, 2016 to March 31, 2017. This increase is primarily due to increased seasonal volumes during March 2017 as compared to December 2015.

Accounts payable trade increased $0.2 million or 13.6% to $1.8 million as of March 31, 2017 compared to $1.6 million as of December 31, 2016. The accounts payable balance fluctuates due to timing of purchases from and payments made to our vendors. This decrease is largely a result of improved liquidity which led to quicker payments to the Company's suppliers.

Accounts payables and accrued expenses from related parties decreased $0.1 million to $0.4 million as of March 31, 2017 compared to $0.6 million as of December 31, 2016.  This decrease is largely a result of a decrease in the bonus payable to Algar of $180.0 thousand. See Note 6 - Related Party Transactions for additional information

Working capital increased $0.1 million to $1.8 million as of March 31, 2017 compared to $1.7 million as of December 31, 2016 as a result of the above noted items.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2017.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Obligation Description:
Long-term debt obligations	$5,539	$—	$4,035	$1,504	$—
Operating lease obligations (1)	626	588	38	—	—
Capital lease obligations (1)	1,233	254	623	356	—
Total	$7,398	$842	$4,696	$1,860	$—

(1)	See Note 4 - Lease Commitments and Note 6 - Related Party Transactions for detailed information related to the Company's operating and capital lease obligations.

On February 29, 2016, the Company entered into a subordinated, unsecured debt with related parties, which converted amounts previously held as related party payables, in the amount of $1.5 million. See Note 6 - Related Party Transactions for additional information.

On May 1, 2016, the Company entered into an amendment to a previous operating lease, whereby the lease is extended through April 30, 2021. Based on the new lease terms, the Company classified the amended lease as a capital lease.  At inception, the Company recorded a capital lease obligation of $1.3 million.  As of March 31, 2017, the Company has recorded $64.2 thousand in depreciation expense and $28.9 thousand in interest expense related to the capital lease.  See Note 4 - Lease Commitments for additional information.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is not permitted. The Company is evaluating the potential impact of the adoption of ASU 2014-09 on the Condensed Consolidated Financial Statements. The Company does not expect a material impact from the adoption of ASU 2014-09 on the Condensed Consolidated Financial Statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company adopted ASU 2014-15 in the fourth quarter of 2016 and noted no significant impact from the adoption on its Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. The Company adopted the standard in the fourth quarter of 2016 and noted no material impact on its Condensed Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The Company adopted the standard in the first quarter of 2017 and noted no material impact on its Condensed Consolidated Financial Statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which provides guidance to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is evaluating the potential impact of ASU 2016-13 on the Condensed Consolidated Financial Statements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company is evaluating the potential impact of ASU 2016-15 on its Condensed Consolidated Financial Statements. The Company does not expect a material impact from the adoption of ASU 2016-15 on the Condensed Consolidated Financial Statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A - Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2017, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b) Changes to internal control over financial reporting.

There were no changes in ISA’s internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2016. You should carefully consider the risk factors in our 2016 Form 10-K, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6.Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	May 12, 2017	By /s/ Orson Oliver
Orson Oliver
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2017	By /s/ Todd L. Phillips
Todd L. Phillips, President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
10.1	**

First Amendment to Executive Employment Agreement, dated February 1, 2017, between the Company and Todd Phillips (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K as filed on March 31, 2017)(File No. 0-20979)*

10.2	**

First Amendment to the Loan and Security Agreement dated as of March 31, 2017 between the Company, its subsidiaries and MidCap Business Credit LLC (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K as filed on March 31, 2017)(File No. 0-20979)

31.1		Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended March 31, 2017.
31.2		Rule 13a-14(a) Certification of Todd L. Phillips for the Form 10-Q for the quarter ended March 31, 2017.
32.1		Section 1350 Certification of Orson Oliver and Todd L. Phillips for the Form 10-Q for the quarter ended March 31, 2017.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Document
101.DEF		XBRL Taxonomy Extension Definitions Document
101.LAB		XBRL Taxonomy Extension Labels Document
101.PRE		XBRL Taxonomy Extension Presentation Document

*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(b)(10)(iii) of Regulation S-K.

**Previously filed.

