Form 10-Q
period 2017-06-30
INDUSTRIAL SERVICES OF AMERICA INC
filed 2017-08-09
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of August 6, 2017: 8,081,793.

1

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2017	December 31, 2016
	(Unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$900	$526
Income tax receivable	4	14
Accounts receivable – trade after allowance for doubtful accounts of $60.0 thousand and $35.0 thousand in 2017 and 2016, respectively	4,946	3,361
Receivables from related parties	45	150
Inventories	4,131	3,437
Prepaid expenses and other current assets	275	216
Total current assets	10,301	7,704
Net property and equipment	12,174	13,068
Other assets
Deferred income taxes	27	27
Other non-current assets	213	57
Total other assets	240	84
Total assets	$22,715	$20,856

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2017	December 31, 2016
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$5,647	$2,942
Current maturities of long-term debt, related parties	64	—
Current maturities of capital lease obligations	282	198
Checks in excess of bank	14	79
Accounts payable	1,563	1,605
Payables and accrued expenses to related parties	338	578
Other current liabilities	614	627
Total current liabilities	8,522	6,029
Long-term liabilities
Long-term debt, related parties	1,569	1,504
Capital lease obligations, net of current maturities	940	1,050
Total long-term liabilities	2,509	2,554
Shareholders' equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2017 and 2016; 8,081,793 and 8,074,541 shares issued and outstanding in 2017 and 2016, respectively	27	27
Additional paid-in capital	23,971	23,912
Stock warrants outstanding	1,025	1,025
Retained losses	(13,295)	(12,647)
Treasury stock at cost, 30,690 shares in 2017 and 2016	(44)	(44)
Total shareholders' equity	11,684	12,273
Total liabilities and shareholders' equity	$22,715	$20,856

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenue from product sales	$13,560	$10,121	$26,571	$16,119
Cost of sales for product sales	12,880	9,406	24,960	15,581
Gross profit	680	715	1,611	538
Selling, general and administrative expenses	856	1,191	1,898	2,390
Loss before other income (expense)	(176)	(476)	(287)	(1,852)
Other income (expense)
Interest expense, including loan fee amortization	(202)	(114)	(385)	(173)
Gain on sale of assets	—	—	28	—
Other income (expense), net	1	2	3	13
Total other income (expense)	(201)	(112)	(354)	(160)
Loss before income taxes	(377)	(588)	(641)	(2,012)
Income tax provision	—	39	7	40
Net loss	$(377)	$(627)	$(648)	$(2,052)

Basic loss per share	$(0.05)	$(0.08)	$(0.08)	$(0.26)
Diluted loss per share	$(0.05)	$(0.08)	$(0.08)	$(0.26)

Weighted average shares outstanding:
Basic	8,075	8,038	8,075	8,029
Diluted	8,075	8,038	8,075	8,029

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2017

(UNAUDITED)

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of December 31, 2016	8,105,231	$27	$23,912	$1,025	$(12,647)	(30,690)	$(44)	$12,273
Common stock	7,252	—	—	—	—	—	—	—
Share-based compensation	—	—	59	—	—	—	—	59
Net loss	—	—	—	—	(648)	—	—	(648)
Balance as of June 30, 2017	8,112,483	$27	$23,971	$1,025	$(13,295)	(30,690)	$(44)	$11,684

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	For the six months ended
	June 30, 2017	June 30, 2016
	(in thousands)
Cash flows from operating activities
Net loss	$(648)	$(2,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	25	—
Depreciation and amortization	1,135	1,119
Share-based compensation expense	59	336
Deferred income taxes	—	35
Gain on sale of assets	(28)	—
Amortization of loan fees included in interest expense	64	70
Change in assets and liabilities
Receivables	(1,610)	(1,783)
Receivables from related parties	105	64
Inventories	(694)	(772)
Income tax receivable/payable	10	5
Other assets	(154)	83
Accounts payable	(42)	(426)
Payables and accrued expenses to related parties	(240)	73
Other current liabilities	(13)	131
Net cash used in operating activities	(2,031)	(3,117)
Cash flows from investing activities
Proceeds from sale of property and equipment	28	—
Purchases of property and equipment	(75)	—
Net cash used in investing activities	(47)	—
Cash flows from financing activities
Loan fees capitalized	(125)	(241)
Change in bank overdrafts	(65)	140
Payments on long-term debt	—	(20)
Payments on capital lease obligations	(63)	(9)
Proceeds from revolving line of credit, net	2,705	3,020
Net cash from financing activities	2,452	2,890
Net change in cash and cash equivalents	374	(227)
Cash and cash equivalents at beginning of period	526	642
Cash and cash equivalents at end of period	$900	$415

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CONTINUED

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

	For the six months ended
	June 30, 2017	June 30, 2016
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$296	$82
Cash paid for taxes	2	—
Tax refunds received	5	—
Supplemental disclosure of noncash investing and financing activities:
Conversion of related party payables to long-term debt, related parties	—	1,504
Equipment additions financed by capital lease obligations	37	1,285
Equipment financed by related party debt	129	—

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Industrial Services of America, Inc. (herein “ISA,” the “Company,” or other similar terms) is a Louisville, Kentucky-based company that buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and buys used autos in order to sell used auto parts. The Company purchases, processes and sells ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries, refineries and processors. The Company purchases ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, aluminum, copper, brass, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to ISA facilities. The Company processes scrap metal through sorting, cutting, baling, and shredding operations.  The shredding operations were restarted in May 2017. The non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum, stainless steel and brass. The used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.

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

The borrowings under the revolving credit agreement are classified as short-term obligations under GAAP as the agreement with the lender contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.  However, the contractual maturity date of the revolver is February 28, 2020.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. The information furnished includes all adjustments, which are, in the opinion of management, necessary to present fairly our financial position as of June 30, 2017 and the results of our operations and changes in our cash flows for the periods ended June 30, 2017 and 2016. Results of operations for the period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2016 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, on file with the Securities and Exchange Commission.

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

In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at June 30, 2017 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$900	$—	$900
Liabilities:
Current maturities of long-term debt	$—	$(5,647)	$(5,647)
Long-term debt, related parties	—	(1,323)	(1,323)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the six month periods ended June 30, 2017 or 2016.

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

Subsequent Events

The Company has evaluated the period from June 30, 2017 through the date the financial statements herein were issued and noted no subsequent events requiring recognition or disclosure in the financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2014-15 in the fourth quarter of 2016 and noted no material impact from the adoption on the Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 is effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. The Company adopted the standard in the fourth quarter of 2016 and noted no material impact from the adoption on the Condensed Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The Company adopted the standard in the first quarter of 2017 and noted no material impact from the adoption on the Condensed Consolidated Financial Statements.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on the Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which provides guidance to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. The Company is evaluating the potential impact of ASU 2016-13 on the Condensed Consolidated Financial Statements.

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

The Company did not have a lower of cost or NRV inventory write-down in the six month period ended June 30, 2017.

Some commodities are in saleable condition at acquisition. The Company purchases these commodities in small amounts until it has a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be sorted, shredded, cut or baled. ISA does not have work-in-process inventory that needs to be manufactured to become finished goods. The Company includes processing costs in inventory for all commodities by weight.

Inventories for ferrous and non-ferrous materials as of June 30, 2017 and December 31, 2016 consist of the following:

	June 30, 2017
	(unaudited)	December 31, 2016
	(in thousands)
Raw materials	$3,019	$2,222
Finished goods	559	805
Processing costs	553	410
Total inventories for sale	$4,131	$3,437

NOTE 3 – LONG TERM DEBT AND NOTES PAYABLE TO BANK

Summary:

On February 29, 2016, the Company closed on new financings with MidCap and paid off in full remaining amounts due to the Company's previous lender Wells Fargo. Additionally on February 29, 2016, the Company converted certain amounts payable to related parties into unsecured term notes payable to the same related parties as more fully described in Note 6 - Related Party Transactions. On March 31, 2017, the Company entered into an amendment to increase the line of credit, subject to the satisfaction of certain borrowing base restrictions (which have been satisfied), and extend the maturity date more fully described below.  On June 23, 2017, in connection with the purchase of equipment to be used in the operation of the Company's business, the Company issued notes totaling $129.0 thousand principal amount due to a related party.  See Note 6 - Related Party Transactions.

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

The interest rate on the 2016 Loan is equal to the prime rate (4.25% as of June 30, 2017) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate will increase by 300 basis points (3.00%). The 2016 Loan also has a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

The 2016 Loan has a maturity date of February 28, 2020 based on the amendment described below.  The borrowings under the revolving credit agreement are classified as short-term obligations under GAAP as the agreement with MidCap contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.

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

The amended 2016 Loan had availability of $1.5 million as of June 30, 2017.

Related Party Notes:

Amounts owed to K&R, LLC and 7100 Grade Lane, LLC are more fully described in Note 6 - Related Party Transactions.

Long term debt as of June 30, 2017 and December 31, 2016 consisted of the following:

	June 30,	December 31,
	2017	2016
	(unaudited)
	(in thousands)
Revolving credit facility with MidCap, see above description for additional details	$5,647	$2,942
K&R, LLC related party notes (See Note 6 - Related Party Transactions)	1,013	884
7100 Grade Lane, LLC related party note (See Note 6 - Related Party Transactions)	620	620
	7,280	4,446
Less amounts classified as current maturities	5,711	2,942
	$1,569	$1,504

The annual contractual maturities of long term debt (in thousands) for the next five twelve-month periods and thereafter ending June 30 are as follows:

2018	$64
2019	65
2020	5,647
2021	1,504
2022	—
Total	$7,280

The Company paid and capitalized loan fees in the amount of $124.9 thousand during the six month period ended June 30, 2017.

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

The Company leased a lot in Louisville, Kentucky for a term that commenced in March 2012 and ended in February 2016. The monthly payment amount from March 2012 through February 2014 was $3.5 thousand. Beginning March 2014, the monthly payment amount increased to $3.8 thousand for the remaining term. As of August 31, 2015, the Company entered into a settlement to abandon the leased property and paid the remaining balance of scheduled payments over a 19 month period, ending March 31, 2017.

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

Future minimum lease payments for operating leases for the next five twelve-month periods ending June 30 of each year, in thousands, as of June 30, 2017 are as follows:

	Related Party	Other	Total
2018	$359	$42	$401
2019	29	—	29
2020	—	—	—
2021	—	—	—
2022	—	—	—
Future minimum lease payments	$388	$42	$430

Total lease expense for the six months ended June 30, 2017 and 2016 was $410.6 thousand and $564.0 thousand, respectively.

Capital Leases:

On May 1, 2016, the Company entered into an amendment to the Crane Lease, whereby the lease is extended through April 30, 2021. Payments are $14.5 thousand per month for the first twelve months following the amendment date, followed by monthly payments of $31.3 thousand thereafter for the remainder of the lease term. There is no bargain purchase option associated with the Crane Lease. Based on the new lease terms, the Company classified the Crane Lease as a capital lease. At inception, the Company recorded a capital lease obligation of $1.3 million. The Company used a weighted average cost of capital of 9.3% to calculate the capital lease obligation. For the six months ended June 30, 2017, the Company has recorded $128.5 thousand in depreciation expense and $57.3 thousand in interest expense related to the Crane Lease. The net book value of the cranes leased was $1.0 million at June 30, 2017.

NOTE 4 - LEASE COMMITMENTS, Continued

The Company entered into a capital lease, effective June 2017, to lease two pieces of equipment.  The lease is for a period of six years and the payments are $0.7 thousand per month.  The Company has the option to purchase the equipment for a purchase price of $1.00 per item of equipment upon the expiration of the lease. At inception, the Company recorded a capital lease obligation of $37.6 thousand.  The Company used a weighted average cost of capital of 10.0% to calculate the capital lease obligation.

Future minimum lease payments for the next five twelve-months periods ending June 30 of each year, in thousands, as of June 30, 2017 are as follows:

	Total	Principal	Interest
2018	$384	$282	$102
2019	384	309	75
2020	384	339	45
2021	290	278	12
2022 and beyond	15	14	1
	$1,457	$1,222	$235

NOTE 5 – PER SHARE DATA

The computation for basic and diluted earnings (loss) per share is as follows:

Six months ended June 30, 2017 compared to six months ended June 30, 2016:

	2017	2016
	(in thousands, except per share information)
Basic loss per share
Net loss	$(648)	$(2,052)
Weighted average shares outstanding	8,075	8,029
Basic loss per share	$(0.08)	$(0.26)
Diluted loss per share
Net loss	$(648)	$(2,052)
Weighted average shares outstanding	8,075	8,029
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,075	8,029
Diluted loss per share	$(0.08)	$(0.26)

Three months ended June 30, 2017 compared to three months ended June 30, 2016:

	2017	2016
	(in thousands, except per share information)
Basic loss per share
Net loss	$(377)	$(627)
Weighted average shares outstanding	8,075	8,038
Basic loss per share	$(0.05)	$(0.08)
Diluted loss per share
Net loss	$(377)	$(627)
Weighted average shares outstanding	8,075	8,038
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,075	8,038
Diluted loss per share	$(0.05)	$(0.08)

NOTE 6 - RELATED PARTY TRANSACTIONS

During the periods ended June 30, 2017 and 2016, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, the Company's Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of June 30, 2017, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

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

As of June 30, 2017 and 2016, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

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

On June 23, 2017, the Company entered into two agreements (referred to as the “Handler Agreement” and the “Crane Agreement”) with K&R, each for the purchase of equipment to be used in the operation of the Company’s business.

Under the Handler Agreement, the Company purchased a hydraulic scrap handler from K&R for a purchase price of $90,000, with a $9,000 down payment and a 24-month promissory note ("Handler Note") in the face principal amount of the remaining $81,000.  The Handler Note is interest free and provides for payments in equal monthly installments of $3,375. Under the Handler Note, payments are to commence on July 1, 2017. Upon a default, the Handler Note will bear interest at 1% per annum.

Under the Crane Agreement, the Company purchased a 2011 Komatsu crane from K&R for a purchase price of $60,000, with a $12,000 down payment and a 24-month promissory note ("Crane Note") in the face principal amount of the remaining $48,000. The Crane Note is interest free and provides for payments in equal monthly installments of $2,000. Under the Crane Note, payments are to commence on July 1, 2017. Upon a default, the Crane Note will bear interest at 1% per annum.

The Crane Note and the Handler Note are each secured by a security interest in the subject equipment and any proceeds the Company derives from the equipment.

Algar, Inc. ("Algar"):

Management Services Payments to Algar:

On December 2, 2013, the Company and Algar entered into a Management Services Agreement (the “Management Agreement”). On September 30, 2016 (the "Termination Effective Date"), the Company and Algar mutually agreed to terminate the Management Agreement pursuant to the Termination Agreement.  See the details below.

NOTE 6 - RELATED PARTY TRANSACTIONS, Continued

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

Board of Directors' fees and consulting fees:

The Company pays board and committee fees to non-employee directors. Related to these transactions, the Company has accounts payable balances to the Board of Directors for fees and consulting fees, along with related expense at and as of June 30, 2017 and 2016.

LK Property Investments, LLC:

On April 30, 2015, ISA Real Estate LLC sold to LK Property, an entity principally owned by Daniel M. Rifkin, CEO of MetalX, LLC ("MetalX") (a related party), a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC ("RCP") (a related party), a 4.4 acre parcel of real estate, located at 6709 Grade Lane, Louisville, Kentucky, for a purchase price of $1.0 million.  The Company used the proceeds from the sale primarily for debt reduction and working capital. The loss on sale of this asset was $102.0 thousand.

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

NOTE 6 - RELATED PARTY TRANSACTIONS, Continued

MetalX:

During 2017 and 2016, the Company held accounts receivables balances from MetalX related to scrap sales. For additional information regarding MetalX, see Note 9 - Financing and Related Matters.

Related party balances are as follows, in thousands:

		2017	2016
K&R, LLC and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$42
Notes payable to related parties	(3)	1,633	1,504
Accrued interest to related parties	(2)	—	63
Facility rent payable to related parties	(2)	254	176
Equipment rent payable to related parties	(2)	10	15
Facility rent expense to related parties	(4)	323	323
Equipment rent expense to related parties	(4)	—	30
Interest expense to related parties	(4)	38	25

Algar, Inc.:
Bonus payable to Algar	(2), (5)	$—	$180
Revenue from logistical services to Algar	(4), (6)	—	48
Revenue from IT services to Algar	(4), (6)	—	12
Scrap material purchases from Algar	(4), (6)	—	771
Management fee expense	(4), (6)	—	125
Bonus expense to Algar	(4), (6)	—	168
Rental income from Algar	(4), (6)	—	17
Other expenses to Algar	(4), (6)	—	9

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	$73	$144
Board of director fee expense	(4)	124	62

LK Property Investments, LLC:
Lease deposit to LK Property	(1)	$3	$3
Accounts payable to LK Property	(2)	1	—
Rent expense to LK Property**	(4)	18	18

MetalX, LLC:
Accounts receivable from MetalX	(1)	$—	$105
Revenue from product sales to MetalX	(4)	188	74

 * Excludes insignificant amount of travel reimbursement.

**Excludes amounts reimbursed to LK Properties for utilities and property tax.

(1) Included in receivable from related parties on the Condensed Consolidated Balance Sheets; balances are as of June 30, 2017 and December 31, 2016.

(2) Included in payable to related parties on the Condensed Consolidated Balance Sheets; balances are as of June 30, 2017 and December 31, 2016.

(3) Included in long-term liabilities on the Condensed Consolidated Balance Sheets; balance is as of June 30, 2017 and December 31, 2016.

(4) Included in the Condensed Consolidated Statements of Operations; amounts are for the six months ended June 30, 2017 and June 30, 2016.

(5) The 2016 balance includes the bonus payable amount at December 31, 2016 as this amount was earned on September 30, 2016 while Algar was a related party. The bonus payable was paid on March 31, 2017.

(6) The Company excluded all 2017 balances related to Algar as the related party relationship ended on September 30, 2016.

NOTE 7– SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS

Following is a summary of stock option activity and number of shares reserved for outstanding options:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	2,172	$5.02	1.70 years	$2.24
Cancelled	(1,670)	5.10	—	2.18
Outstanding at December 31, 2016	502	$4.78	2.07 years	$2.43
Expired	(90)	4.94	—	1.71
Outstanding at June 30, 2017	412	$4.75	1.94 years	$2.59
Exercisable at June 30, 2017	412	$4.75	1.94 years	$2.59
Securities available for grant at June 30, 2017*	1,636

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

In January 2015, the Company awarded options to purchase 20.0 thousand shares of the Company's common stock to its Chief Financial Officer. These options were scheduled to vest over a three year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three year anniversary of the grant date. The exercise price per share of the options was $5.71, the fair value of the underlying common stock as of the grant date.  These options were cancelled on June 15, 2016.  See below for further details.

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

NOTE 7– SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

On June 15, 2016, at the Company's annual meeting, the Company's shareholders approved a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange allowed the Company to cancel 170.0 thousand stock options, including 20.0 thousand granted in January 2015, previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO. The RSUs vest as follows if and to the extent that the CFO remains employed by the Company through each of the following dates: (i) on July 1, 2016, 50.00% (45,000) of the RSUs vest and become nonforfeitable; (ii) on December 31, 2016, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iii) on June 30, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iv) on December 31, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; and (v) on June 15, 2018, 12.50% (11,250) of the RSUs vest and become nonforfeitable.  Each RSU represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan. The CFO has continued his employment by the Company through June 30, 2017 and the related 67,500 RSUs vested and became nonforfeitable.

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	45	1.05 years	$2.23
Vested	(11)
Outstanding at June 30, 2017	34	0.74 years	$2.28

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

On September 30, 2016, the Company entered into retention agreements ("Retention Agreements") with certain management employees (individually "Staff Member"). Under the Retention Agreement, if the Staff Member remains continuously employed by the Company through and including the date which is the first to occur of: (a) the date of a change in control of the Company; (b) the date the Staff Member is terminated without cause; and (c) December 31, 2017, the Company will pay the Staff Member a bonus in an amount equal to 25% of the Staff Member's then-current annual base salary.  At September 30, 2016, the Company estimated this liability to be $132.7 thousand.  The Company evaluates the liability on an ongoing basis, and will expense the liability through December 31, 2017 unless determined otherwise.  The Company has accrued $79.6 thousand as of June 30, 2017.

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

NOTE 9 - FINANCING AND RELATED MATTERS

Securities Purchase Agreement

On June 13, 2014, the Company issued 857,143 shares of the Company's common stock pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") to RCP, an investment entity principally owned by Daniel M. Rifkin, the founder and CEO of MetalX, for an aggregate purchase price of $3.0 million. Pursuant to the Securities Purchase Agreement, the Company also issued to RCP a five year warrant to purchase 857,143 additional shares of the Company's common stock, exercisable 6 months after the date of the Securities Purchase Agreement for an exercise price of $5.00 per share and expiring June 13, 2019. The net proceeds were allocated between common stock and warrants based on the relative fair value of the common stock and the warrants. The Securities Purchase Agreement provides RCP with preemptive rights and a right of first refusal with respect to future securities offerings by the Company. The Company used the proceeds from the Securities Purchase Agreement for general corporate purposes including debt reduction, growth initiatives, capital expenditures, and review of potential acquisitions.

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

General

Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms) is a Louisville, Kentucky-based company that buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and buys used autos in order to sell used auto parts. We purchase, process and sell ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries, refineries and processors. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, aluminum, copper, brass, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our sorting, cutting, baling, and shredding operations. The shredding operations were restarted in May 2017.  Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum, stainless steel and brass. Our used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.

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

Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We have also been able to manage liquidity by deferring certain rent payments made to related parties, as well as deferring capital expenditures. See Note 6 - Related Party Transactions in the accompanying Notes to Condensed Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of June 30, 2017, we held cash and cash equivalents of $0.9 million. We drew $2.7 million on our revolving credit facility during the six month period ended June 30, 2017. We expect operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing obligations.

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

Results of Operations

Six months ended June 30, 2017 compared to six months ended June 30, 2016

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Six months ended
	June 30,
	2017	2016
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	93.9%	96.7%
Selling, general and administrative expenses	7.1%	14.8%
Loss before other expenses	(1.1)%	(11.5)%

Total revenue increased $10.5 million or 64.8% to $26.6 million in the second quarter of 2017 compared to $16.1 million in the same period in 2016. The increase was due in part to the startup of the shredder operations and largely a result of higher average selling prices (ASP) coupled with a related increase in nonferrous and ferrous volumes. Nonferrous material shipments increased by 4.7 million pounds, or 34.2%, along with an increase in the ASP of nonferrous material of $0.13 per pound, or 17.1%, for the six months ended June 30, 2017 compared to six months ended June 30, 2016. For the six months ended June 30, 2017 compared to six months ended June 30, 2016, the Company experienced an increase in the ASP of ferrous material of $82 per gross ton, or 44.5%. For the six months ended June 30, 2017 compared to six months ended June 30, 2016, the Company experienced an increase in ferrous material shipments of 6.0 thousand tons, or 18.7%.

Total cost of sales increased $9.4 million or 60.2% to $25.0 million in the six month period ended 2017 compared to $15.6 million for the same period in 2016. The increase in cost of sales is directly related to the increase in revenue.

Total cost of sales as a percent of revenue was lower during the six month period ended 2017 as compared to the same period in 2016. The metals commodity markets improved during the second quarter of 2017 as compared to the same period in 2016, which allowed for improved gross margins, partially offset by startup expenses the Company incurred due to the restart of the shredder operations.  These startup expenses consisted primarily of repairs and maintenance expenses, utilities expenses, and personnel expenses.

SG&A expenses decreased $0.5 million to $1.9 million in the six month period ended 2017 compared to $2.4 million in the same period in 2016. SG&A expenses decreased primarily due to a decrease in share based compensation expense of $307.2 thousand related to share based compensation expense for Algar options and a decrease in amounts paid to Algar for management expense of $125.0 thousand.

Other income (expense) was expense of $354.0 thousand for the six month period ended June 30, 2017 compared to expense of $160.0 thousand for the six month period ended June 30, 2016. This $194.0 thousand change is a result of (i) a $212.0 thousand increase in interest expense, which is a result of the increased outstanding balance on the line of credit offset by (ii) a $28.0 thousand increase in the gain on sale of assets, which was primarily due to a gain on a vehicle sold during the first quarter of 2017.

The income tax provision decreased $33.0 thousand to $7.0 thousand in the six month period ended 2017 compared to $40.0 thousand in the same period in 2016. The effective tax rates in 2017 and 2016 were (1.1)% and (2.0)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through June 30, 2017. We also have several state and franchise taxes payable based on gross receipts.  The Company is currently under a property tax audit and has accrued an estimate of potential assessments.

Three months ended June 30, 2017 compared to three months ended June 30, 2016

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Three months ended
	June 30,
	2017	2016
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	95.0%	92.9%
Selling, general and administrative expenses	6.3%	11.8%
Loss before other expenses	(1.3)%	(4.7)%

Total revenue increased $3.4 million or 34.0% to $13.6 million in the second quarter of 2017 compared to $10.1 million in the same period in 2016. The increase was primarily a result of the startup of the shredder operations and higher average selling prices (ASP) coupled with a related increase in nonferrous and ferrous volumes. Nonferrous material shipments increased by 1.4 million pounds, or 17.6%, along with an increase in the ASP of nonferrous material of $0.10 per pound, or 11.9%, for the three months ended June 30, 2017 compared to three months ended June 30, 2016. For the three months ended June 30, 2017 compared to three months ended June 30, 2016, the Company experienced an increase in the ASP of ferrous material of $70 per gross ton, or 34.4%. For the three months ended June 30, 2017 compared to three months ended June 30, 2016, the Company experienced an increase in ferrous material shipments of 0.1 thousand tons, or 4.0%.

Total cost of sales increased $3.5 million or 36.9% to $12.9 million in the three month period ended 2017 compared to $9.4 million for the same period in 2016. The increase in cost of sales is primarily related to the increase in revenue.

Total cost of sales as a percent of revenue increased during the three month period ended 2017 as compared to the same period in 2016. The increase primarily relates to startup expenses the Company incurred due to the restart of the shredder operations. These startup expenses consisted primarily of repairs and maintenance expenses, utilities expenses, and personnel expenses.

SG&A expenses decreased $0.3 million to $0.9 million in the three month period ended 2017 compared to $1.2 million in the same period in 2016. SG&A expenses decreased primarily due to a decrease in share based compensation expense of $199.2 thousand related to share based compensation expense for Algar options and a decrease in amounts paid to Algar for management expense of $66.4 thousand.

Other income (expense) was expense of $201.0 thousand for the three month period ended June 30, 2017 compared to expense of $112.0 thousand for the three month period ended June 30, 2016. This $89.0 thousand change is a result of an $88.0 thousand increase in interest expense, which is a result of the increased outstanding balance on the line of credit.

The income tax provision decreased $39.0 thousand to zero in the three month period ended 2017 compared to $39.0 thousand in the same period in 2016. The effective tax rates in 2017 and 2016 were 0.0% and (6.6)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through June 30, 2017. We also have several state and franchise taxes payable based on gross receipts.  The Company is currently under a property tax audit and has accrued an estimate of potential assessments.

Financial condition at June 30, 2017 compared to December 31, 2016

Cash and cash equivalents increased $374.0 thousand to $900.0 thousand as of June 30, 2017 from $526.0 thousand as of December 31, 2016.

Net cash used in operating activities was $2.0 million for the six month period ended June 30, 2017. The net cash used in operating activities is primarily due to a net loss of $0.6 million, an increase in receivables of $1.6 million, an increase in inventories of $0.7 million, an increase in other assets of $0.2 million, and a decrease in payables and accrued expenses to related parties of $0.2 million; partially offset by a decrease in receivables from related parties of $105.0 thousand, depreciation of $1.1 million, and stock option expense of $59.0 thousand. The Company had $75.0 thousand of capital expenditures in 2017.

Net cash from financing activities was $2.5 million for the six month period ended June 30, 2017. In the six month period ended June 30, 2017, we received net proceeds from debt of $2.7 million less capitalized loan fees in the amount of $125.0 thousand.

Accounts receivable trade increased $1.6 million or 47.2% to $4.9 million as of June 30, 2017 compared to $3.4 million as of December 31, 2016 due to a substantial increase in volume in the quarter ended June 30, 2017, as well as modest commodity price increases. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.

Accounts receivables from related parties decreased $105.0 thousand to $45.0 thousand as of June 30, 2017 compared to $150.0 thousand as of December 31, 2016. This decrease was due to timing of cash receipts.

Inventories consist principally of ferrous and nonferrous scrap materials. We value inventory at the lower of cost or net realizable value. Inventory increased $0.7 million, or 20.2%, to $4.1 million as of June 30, 2017 compared to $3.4 million as of December 31, 2016. This increase is primarily driven by seasonality resulting in increased volumes and inventory levels during the second quarter of 2017 compared to the fourth quarter of 2016.

Inventory aging for the period ended June 30, 2017 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$3,617	$322	$52	$140	$4,131

Inventory aging for the period ended December 31, 2016 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$3,011	$268	$62	$96	$3,437

Inventory in the "1-30 days" category increased by $606.0 thousand from December 31, 2016 to June 30, 2017. This increase is primarily due to increased seasonal volumes during June 2017 as compared to December 2016.

Accounts payable trade decreased $42.0 thousand or 2.6% to $1.6 million as of June 30, 2017 compared to $1.6 million as of December 31, 2016. The accounts payable balance fluctuates due to timing of purchases from and payments made to our vendors.

Payables and accrued expenses to related parties decreased $0.2 million to $0.3 million as of June 30, 2017 compared to $0.6 million as of December 31, 2016.  This decrease is largely a result of a decrease in the bonus payable to Algar of $180.0 thousand. See Note 6 - Related Party Transactions for additional information

Working capital increased $0.2 million to $1.8 million as of June 30, 2017 compared to $1.7 million as of December 31, 2016 as a result of the above noted items.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2017.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Obligation Description:
Long-term debt obligations	$7,280	$64	$5,712	$1,504	$—
Operating lease obligations (1)	430	401	29	—	—
Capital lease obligations (1)	1,222	282	648	292	—
Total	$8,932	$747	$6,389	$1,796	$—

(1)	See Note 4 - Lease Commitments and Note 6 - Related Party Transactions for detailed information related to the Company's operating and capital lease obligations.

On February 29, 2016, the Company entered into a subordinated, unsecured debt with related parties, which converted amounts previously held as related party payables, in the amount of $1.5 million. See Note 6 - Related Party Transactions for additional information.

On June 23, 2017, the Company entered into a debt agreement with K&R for the purchase of equipment to be used in the operation of the Company’s business. See Note 6 - Related Party Transactions for additional information.

On May 1, 2016, the Company entered into an amendment to a previous operating lease, whereby the lease is extended through April 30, 2021. Based on the new lease terms, the Company classified the amended lease as a capital lease.  At inception, the Company recorded a capital lease obligation of $1.3 million.  As of June 30, 2017, the Company has recorded $128.5 thousand in depreciation expense and $57.3 thousand in interest expense related to the capital lease.  See Note 4 - Lease Commitments for additional information.

The Company entered into a capital lease, effective June 2017, to lease two pieces of equipment.  The lease is for a period of six years and the payments are $0.7 thousand per month.  The Company has the option to purchase the equipment for a purchase price of $1.00 per item of equipment upon the expiration of the lease. At inception, the Company recorded a capital lease obligation of $37.6 thousand.  See Note 4 - Lease Commitments for additional information.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments are effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2014-15 in the fourth quarter of 2016 and noted no material impact from the adoption on its Condensed Consolidated Financial Statements.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Condensed Consolidated Financial Statements.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2017, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b) Changes to internal control over financial reporting.

There were no changes in ISA’s internal control over financial reporting during the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect ISA’s internal control over financial reporting.

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

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	August 9, 2017	By /s/ Orson Oliver
Orson Oliver
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2017	By /s/ Todd L. Phillips
Todd L. Phillips, President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
10.1	*

934 Crane Purchase Agreement dated June 23, 2017 by and between the Company and K&R, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on June 23, 2017)(File No. 0-20979)

10.2	*	Komatsu Purchase Agreement dated June 23, 2017 by and between the Company and K&R, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on June 23, 2017)(File No. 0-20979)
31.1		Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended June 30, 2017.
31.2		Rule 13a-14(a) Certification of Todd L. Phillips for the Form 10-Q for the quarter ended June 30, 2017.
32.1		Section 1350 Certification of Orson Oliver and Todd L. Phillips for the Form 10-Q for the quarter ended June 30, 2017.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Document
101.DEF		XBRL Taxonomy Extension Definitions Document
101.LAB		XBRL Taxonomy Extension Labels Document
101.PRE		XBRL Taxonomy Extension Presentation Document

*Previously filed.

