Form 10-Q
period 2017-09-30
INDUSTRIAL SERVICES OF AMERICA INC
filed 2017-11-08
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of November 6, 2017: 8,081,793.

1

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2017	December 31, 2016
	(Unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$852	$526
Income tax receivable	3	14
Accounts receivable – trade after allowance for doubtful accounts of $60.0 thousand and $35.0 thousand in 2017 and 2016, respectively	5,567	3,361
Receivables and other assets from related parties	91	150
Inventories	3,747	3,437
Prepaid expenses and other current assets	327	216
Total current assets	10,587	7,704
Net property and equipment	11,678	13,068
Other assets
Deferred income taxes	27	27
Other non-current assets	158	57
Total other assets	185	84
Total assets	$22,450	$20,856

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2017	December 31, 2016
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt	$5,181	$2,942
Current maturities of long-term debt, related parties	64	—
Current maturities of capital lease obligations	293	198
Checks in excess of bank	—	79
Accounts payable	1,697	1,605
Payables and accrued expenses to related parties	408	578
Other current liabilities	819	627
Total current liabilities	8,462	6,029
Long-term liabilities
Long-term debt, related parties	1,553	1,504
Capital lease obligations, net of current maturities	897	1,050
Total long-term liabilities	2,450	2,554
Shareholders' equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2017 and 2016; 8,081,793 and 8,074,541 shares issued and outstanding in 2017 and 2016, respectively	27	27
Additional paid-in capital	24,002	23,912
Stock warrants outstanding	1,025	1,025
Retained losses	(13,472)	(12,647)
Treasury stock at cost, 30,690 shares in 2017 and 2016	(44)	(44)
Total shareholders' equity	11,538	12,273
Total liabilities and shareholders' equity	$22,450	$20,856

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenue from product sales
Revenue from ferrous operations	$6,649	$3,684	$16,461	$9,638
Revenue from nonferrous operations	7,936	5,787	23,891	15,085
Revenue from auto parts operations and other revenue	324	425	1,128	1,292
Total revenue from product sales	14,909	9,896	41,480	26,015
Cost of sales for product sales	13,968	9,810	38,928	25,391
Gross profit	941	86	2,552	624
Selling, general and administrative expenses	859	1,095	2,757	3,485
Income (loss) before other income (expense)	82	(1,009)	(205)	(2,861)
Other income (expense)
Interest expense, including loan fee amortization	(240)	(129)	(625)	(302)
Gain on sale of assets	—	—	28	—
Other income (expense), net	(17)	237	(14)	250
Total other income (expense)	(257)	108	(611)	(52)
Loss before income taxes	(175)	(901)	(816)	(2,913)
Income tax provision	2	37	9	77
Net loss	$(177)	$(938)	$(825)	$(2,990)

Basic loss per share	$(0.02)	$(0.12)	$(0.10)	$(0.37)
Diluted loss per share	$(0.02)	$(0.12)	$(0.10)	$(0.37)

Weighted average shares outstanding:
Basic	8,082	8,067	8,077	8,042
Diluted	8,082	8,067	8,077	8,042

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017

(UNAUDITED)

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of December 31, 2016	8,105,231	$27	$23,912	$1,025	$(12,647)	(30,690)	$(44)	$12,273
Common stock	7,252	—	—	—	—	—	—	—
Share-based compensation	—	—	90	—	—	—	—	90
Net loss	—	—	—	—	(825)	—	—	(825)
Balance as of September 30, 2017	8,112,483	$27	$24,002	$1,025	$(13,472)	(30,690)	$(44)	$11,538

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	For the nine months ended
	September 30, 2017	September 30, 2016
	(in thousands)
Cash flows from operating activities
Net loss	$(825)	$(2,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	25	—
Depreciation and amortization	1,669	1,715
Impairment loss, property and equipment	—	80
Share-based compensation expense	90	333
Deferred income taxes	—	70
Gain on sale of assets	(28)	—
Amortization of loan fees included in interest expense	94	100
Change in assets and liabilities
Receivables	(2,231)	(1,482)
Receivables from related parties	59	151
Inventories	(310)	(490)
Income tax receivable/payable	11	7
Other assets	(181)	88
Accounts payable	92	(475)
Payables and accrued expenses to related parties	(170)	252
Other current liabilities	192	421
Net cash used in operating activities	(1,513)	(2,220)
Cash flows from investing activities
Proceeds from sale of property and equipment	28	—
Purchases of property and equipment	(75)	(8)
Net cash used in investing activities	(47)	(8)
Cash flows from financing activities
Loan fees capitalized	(125)	(241)
Change in checks in excess of bank	(79)	41
Payments on long-term debt	—	(20)
Payments on related party debt	(16)	—
Payments on capital lease obligations	(133)	(23)
Proceeds from revolving line of credit, net	2,239	2,321
Net cash from financing activities	1,886	2,078
Net change in cash and cash equivalents	326	(150)
Cash and cash equivalents at beginning of period	526	642
Cash and cash equivalents at end of period	$852	$492

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CONTINUED

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

	For the nine months ended
	September 30, 2017	September 30, 2016
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$498	$186
Cash paid for taxes	2	2
Tax refunds received	5	5
Supplemental disclosure of noncash investing and financing activities:
Conversion of related party payables to long-term debt, related parties	—	1,504
Equipment additions financed by capital lease obligations	75	1,285
Equipment financed by related party debt	129	—

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

The Company's core business is now focused on the metal recycling industry. During 2016, the Company announced that the Company formed a special committee of independent board members to evaluate various growth and strategic options. During the first quarter of 2017, the special committee concluded its work and reported to the Board. The Board accepted the special committee's recommendation to focus on returning the core recycling business to profitability. The Company intends to do this by increasing efficiencies and productivity, which included the commercial restart of the Company's auto shredder in the second quarter of 2017.  The Company intends to run the auto shredder in the normal course of business subject to market conditions and operating needs. ISA will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions.

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

Liquidity

During the first quarter of 2017, the Company amended and extended its working capital line of credit.  See Note 3 - Long Term Debt and Notes Payable to Bank for discussion of loan arrangements with MidCap Business Credit LLC ("MidCap"). The Company expects operating cash flow and borrowings under its working capital line of credit to be sufficient to meet its ongoing obligations. Influenced by the scrap metal market downturn from late 2014 through 2016, the Company's sources of liquidity during that time primarily consisted of proceeds from asset and equity sales as well as the idling of the auto shredder and refinancing of its working capital line of credit. Additional information, including the steps the Company took, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, on file with the Securities and Exchange Commission.

The borrowings under the working capital line of credit are classified as short-term obligations under GAAP as the agreement with the lender contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.  However, the contractual maturity date of the revolver is February 28, 2020.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2017, and the results of operations and changes in cash flows for the quarters ended September 30, 2017 and 2016. Results of operations for the period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2016 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016, on file with the Securities and Exchange Commission.

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

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts, transactions and profits have been eliminated.

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

In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at September 30, 2017 (in thousands):

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$852	$—	$852
Liabilities:
Current maturities of long-term debt	$—	$(5,181)	$(5,181)
Long-term debt, related parties	—	(1,327)	(1,327)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the nine month periods ended September 30, 2017 or 2016.

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

The Company uses the Modified Black-Scholes-Merton option-pricing model to value the Company's stock options for each employee stock option award. See Note 7 - Share Based Compensation and Other Compensation Agreements. Using these option pricing models, the fair value of each stock option award is estimated on the date of grant.

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

The Company used the Lattice-Based model to value the Company's stock options for the Algar Options due to market and performance conditions prior to September 30, 2016. See Note 7 - Share Based Compensation and Other Compensation Agreements. The fair value of the Algar Options was estimated at the end of each quarter for the third and fourth tranches due to ongoing performance conditions. For the first two tranches, the conditions for vesting were met.

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

Subsequent Events

The Company has evaluated the period from September 30, 2017 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and identified the following:

The Company entered into a lease agreement to lease a portion of its Louisville, Kentucky facility with 7100 Grade Lane LLC, a related party, effective October 1, 2017 (the "7100 Lease").  The lease replaces a lease the Company previously held with the related party for the same properties, 7100 and 7020 Grade Lane, that was due to expire December 31, 2017 (the "7100 Prior Lease").  See Note 4 - Lease Commitments and Note 6 - Related Party Transactions for additional information.  The lease is for a period of seven years with rent payments of $37.5 thousand per month for the first five years. For each of the following one year periods, the annual rent increases the lesser of (a) the percentage change in the CPI over the preceding twelve months, or (b) 2% of the previous year's annual rent. The Company has the option to extend the lease for two additional consecutive terms, each such extended term to be for a period of five years. In addition, the Company is responsible for real estate taxes, insurance, utilities and maintenance expense.

In addition, the Company entered into an agreement and promissory note (the "Back Rent Agreement"), effective October 1, 2017, to pay 7100 Grade Lane LLC $345.8 thousand for back rent past due and owed under the 7100 Prior Lease (see facility rent payable to related parties in Note 6 - Related Party Transactions) with an initial payment of $100.0 thousand due as of the signing of the Back Rent Agreement with six consecutive monthly payments of $41.0 thousand each, beginning November 1, 2017.  The Company paid the initial payment of $100.0 thousand and the first payment of $41.0 thousand as of the date the financial statements herein were issued.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments were effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2014-15 in the fourth quarter of 2016 and noted no material impact from the adoption on the Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 was effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. The Company adopted the standard in the fourth quarter of 2016 and noted no material impact from the adoption on the Condensed Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The Company adopted the standard in the first quarter of 2017 and noted no material impact from the adoption on the Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions. This ASU leaves the accounting for the organizations that own the leased assets largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company is evaluating the potential impact of ASU 2016-15 on the Condensed Consolidated Financial Statements, but does not expect a material impact from the adoption of ASU 2016-15 on the Condensed Consolidated Financial Statements.

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

The Company did not have a lower of cost or NRV inventory write-down in the nine month period ended September 30, 2017.

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

Inventories for ferrous and non-ferrous materials as of September 30, 2017 and December 31, 2016 consist of the following:

	September 30, 2017
	(unaudited)	December 31, 2016
	(in thousands)
Raw materials	$2,296	$2,222
Finished goods	862	805
Processing costs	589	410
Total inventories for sale	$3,747	$3,437

NOTE 3 – LONG-TERM DEBT AND NOTES PAYABLE TO BANK

Summary:

On February 29, 2016, the Company closed on new financings with MidCap and paid off all remaining amounts due to the Company's previous lender Wells Fargo. Additionally on February 29, 2016, the Company converted certain amounts payable to related parties into unsecured term notes payable to the same related parties as more fully described in Note 6 - Related Party Transactions. On March 31, 2017, the Company entered into an amendment to increase the line of credit, subject to the satisfaction of certain borrowing base restrictions (which have been satisfied), and extend the maturity date more fully described below.  On June 23, 2017, in connection with the purchase of equipment to be used in the operation of the Company's business, the Company issued notes totaling $129.0 thousand principal amount due to a related party. See Note 6 - Related Party Transactions.

MidCap:

On February 29, 2016, the Company entered into the 2016 Loan, which, as initially entered into, provided a $6.0 million senior, secured asset-based line of credit with MidCap. The Company could borrow up to the sum of (a) 85% of the value of its eligible domestic accounts receivable; (b) the lesser of (i) $2.5 million and (ii) 75% of the net orderly liquidation value of eligible inventory; and (c) the lesser of (i) $500,000 and (ii) 40% of appraised net forced liquidation value of eligible fixed assets (the "Equipment Sublimit"). The Equipment Sublimit amortizes monthly on a straight line basis over sixty (60) months with no reduction to the overall line of credit availability.  As described below, the 2016 Loan was amended on March 31, 2017.

Proceeds from this loan were used to pay transaction expenses, pay off and close the remaining balance on the Wells Fargo revolving line of credit and fund working capital requirements.

The interest rate on the 2016 Loan is equal to the prime rate (4.25% as of September 30, 2017) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate will increase by 300 basis points (3.00%). The 2016 Loan also has a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance outstanding, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

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

The Company granted MidCap a first priority security interest in all of the assets of ISA pursuant to the terms of a Security Agreement.

The Company is allowed to sell or refinance up to $3.0 million in fair market value of real property provided (i) the proceeds from such refinance or sale remain with the Company; and (ii) no event of default exists at the time of such refinance or sale.

NOTE 3 - LONG-TERM DEBT AND NOTES PAYABLE TO BANK, Continued

On March 31, 2017, the Company and each of its wholly-owned subsidiaries entered into an amendment to the 2016 Loan with MidCap ("First Amendment"). The First Amendment increased the line of credit from $6.0 million to $8.0 million and extended the maturity date to February 28, 2020. As amended, the line of credit permits the Company to borrow an amount under the 2016 Loan equal to the lesser of (A) $8.0 million; and (B)(i) 85% of the value of the Company’s eligible domestic accounts receivable, plus (ii) the lesser of (x) $2.5 million and (y) 75% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $400,000 and (y) 40% of appraised net forced liquidation value of eligible fixed assets, plus (iv) the lesser of (x) $1.75 million and (y) 45% of the appraised value of certain properties owned by the Company (subject to MidCap's receipt of any third-party or internal approvals it may require in its discretion), minus (v) any amount which MidCap may require from time to time, pursuant to terms of the agreement, in order to secure amounts owed to MidCap under the agreement. The First Amendment contains a minimum line availability covenant equal to $350.0 thousand, the same as the original 2016 Loan. This covenant may be replaced by a FCCR covenant once the Company has achieved an FCCR of 1.1x on an annualized basis. The Company paid underwriting fees of $20.0 thousand at closing.

On April 26, 2017, certain borrowing base restrictions were satisfied with MidCap which resulted in an increase in availability of $1.75 million.

The amended 2016 Loan had availability of $2.2 million as of September 30, 2017.

Debt as of September 30, 2017 and December 31, 2016 consisted of the following:

	September 30,	December 31,
	2017	2016
	(unaudited)
	(in thousands)
Revolving credit facility with MidCap, see above description for additional details	$5,181	$2,942
K&R, LLC related party notes (See Note 6 - Related Party Transactions)	997	884
7100 Grade Lane LLC related party note (See Note 6 - Related Party Transactions)	620	620
	6,798	4,446
Less amounts classified as current maturities	5,245	2,942
	$1,553	$1,504

The annual contractual maturities of long-term debt (in thousands) for the next five twelve-month periods and thereafter ending September 30 are as follows:

2018	$64
2019	49
2020	5,181
2021	1,504
2022	—
Total	$6,798

The Company paid and capitalized loan fees in the amount of $124.9 thousand during the nine month period ended September 30, 2017.

Amounts owed to K&R, LLC and 7100 Grade Lane LLC are more fully described in Note 6 - Related Party Transactions and the Subsequent Events section of Note 1 - Summary of Significant Accounting Policies and General.

NOTE 4 - LEASE COMMITMENTS

Operating Leases:

The Company leased a portion of its Louisville, Kentucky facility from a related party (see Note 6 - Related Party Transactions) under an operating lease that was due to expire December 31, 2017 (the "7100 Prior Lease"). The lease amount was $53.8 thousand per month. Effective October 1, 2017, the Company entered into a new lease agreement with a related party for the same property (the "7100 Lease") that terminates and replaces the 7100 Prior Lease.  The lease is for a period of seven years with rent payments of $37.5 thousand per month for the first five years. For each of the following one year periods, the annual rent increases the lesser of (a) the percentage change in the CPI over the preceding twelve months, or (b) 2% of the previous year's annual rent. The Company has the option to extend the lease for two additional consecutive terms, each such extended term to be for a period of five years. See the Subsequent Events section of Note 1 - Summary of Significant Accounting Policies and General.

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

Future minimum lease payments for operating leases for the next five twelve-month periods ending September 30 of each year and thereafter, in thousands, as of September 30, 2017, reflective of the new lease agreement, are as follows:

	Related Party	Other	Total
2018	$486	$17	$503
2019	470	—	470
2020	450	—	450
2021	450	—	450
2022	450	—	450
2023 and thereafter	927	—	927
Future minimum lease payments	$3,233	$17	$3,250

Total lease expense for the nine months ended September 30, 2017 and 2016 was $614.3 thousand and $775.7 thousand, respectively.

Capital Leases:

On May 1, 2016, the Company entered into an amendment to the Crane Lease, whereby the lease is extended through April 30, 2021. Payments are $14.5 thousand per month for the first twelve months following the amendment date, followed by monthly payments of $31.3 thousand thereafter for the remainder of the lease term. There is no bargain purchase option associated with the Crane Lease. Based on the new lease terms, the Company classified the Crane Lease as a capital lease. At inception, the Company recorded a capital lease obligation of $1.3 million. The Company used a weighted average cost of capital of 9.3% to calculate the capital lease obligation. For the nine months ended September 30, 2017, the Company has recorded $192.7 thousand in depreciation expense and $84.4 thousand in interest expense related to the Crane Lease. The net book value and the related accumulated depreciation of the Crane lease were $920.8 thousand and $364.0 thousand, respectively, at September 30, 2017.

NOTE 4 - LEASE COMMITMENTS, Continued

The Company entered into a capital lease, effective June 2017, to lease two pieces of equipment (the "Forklift Lease").  The lease is for a period of six years and the payments are $1.4 thousand per month.  The Company has the option to purchase the equipment for a purchase price of $1.00 per item of equipment upon the expiration of the lease. At inception, the Company recorded a capital lease obligation of $75.2 thousand. The Company used a weighted average cost of capital of 10.0% to calculate the capital lease obligation.  For the nine months ended September 30, 2017, the Company has recorded $4.1 thousand in depreciation expense and $2.5 thousand in interest expense related to the Forklift Lease.  The net book value and the related accumulated depreciation of the Forklift Lease were $71.1 thousand and $4.1 thousand, respectively, at September 30, 2017.

Future minimum lease payments for the next five twelve-months periods ending September 30 of each year, in thousands, as of September 30, 2017 are as follows:

	Total	Principal	Interest
2018	$392	$293	$99
2019	392	322	70
2020	392	353	39
2021	204	196	8
2022	28	26	2
	$1,408	$1,190	$218

NOTE 5 – PER SHARE DATA

The computation for basic and diluted earnings (loss) per share is as follows:

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016:

	2017	2016
	(in thousands, except per share information)
Basic loss per share
Net loss	$(825)	$(2,990)
Weighted average shares outstanding	8,077	8,042
Basic loss per share	$(0.10)	$(0.37)
Diluted loss per share
Net loss	$(825)	$(2,990)
Weighted average shares outstanding	8,077	8,042
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,077	8,042
Diluted loss per share	$(0.10)	$(0.37)

Three months ended September 30, 2017 compared to three months ended September 30, 2016:

	2017	2016
	(in thousands, except per share information)
Basic loss per share
Net loss	$(177)	$(938)
Weighted average shares outstanding	8,082	8,067
Basic loss per share	$(0.02)	$(0.12)
Diluted loss per share
Net loss	$(177)	$(938)
Weighted average shares outstanding	8,082	8,067
Add dilutive effect of assumed exercising of stock options and warrants	—	—
Diluted weighted average shares outstanding	8,082	8,067
Diluted loss per share	$(0.02)	$(0.12)

NOTE 6 - RELATED PARTY TRANSACTIONS

During the periods ended September 30, 2017 and 2016, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, the Company's Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of September 30, 2017, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

The Company leases a portion of the Louisville, Kentucky facility from 7100 LLC (previously from K&R) under an operating lease, the "7100 Prior Lease," expiring December 2017. Effective October 1, 2017, the Company entered into a new lease agreement with 7100 LLC for the same property (the "7100 Lease") that terminates and replaces the 7100 Prior Lease. Additionally, the Company leased equipment from K&R under operating leases that expired May 2016. See Note 4 - Lease Commitments for additional information relating to the rent and lease agreements with K&R. See the Subsequent Events section of Note 1 - Summary of Significant Accounting Policies and General.

During 2015 and continuing into 2017, the Company deferred a portion of these lease payments.  A portion of this deferral was converted into a term note during 2016 as described below. The remaining portion of this deferral was converted into a promissory note effective October 1, 2017.  See the Subsequent Events section of Note 1 - Summary of Significant Accounting Policies and General.

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

As of September 30, 2017 and 2016, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

On February 29, 2016, K&R assigned its interest in the 7100 Lease to another entity, 7100 LLC, also controlled by Mr. Kletter’s estate. At that time, the total amount due to the estate’s various entities, which amounted to approximately $1.5 million and is inclusive of the $500.0 thousand noted above, became a subordinated, unsecured debt (the "Kletter Notes") owed by the Company. A portion of the amount, approximately $620.3 thousand, is owed to K&R, with the remaining amount, approximating $883.8 thousand, owed to 7100 LLC. Interest will accrue monthly at a per annum rate of 5.0%. Interest accrued until April 30, 2017, at which time interest is paid as due. Until maturity on December 31, 2020, the Kletter Notes are subject to intercreditor agreements between the respective Note holder and MidCap. This amount of $1.5 million represents all net amounts due to Kletter estate entities as of February 29, 2016 with the exception of a $32.0 thousand deposit owed by K&R to the Company. If the Company sells property it owns at 7110 Grade Lane in Louisville, Kentucky, the Company shall make a principal payment to K&R of $500.0 thousand. Otherwise, all remaining principal is due at maturity.

On June 23, 2017, the Company entered into two agreements (referred to as the “Handler Agreement” and the “Crane Agreement”) with K&R, each for the purchase of equipment to be used in the operation of the Company’s business.

Under the Handler Agreement, the Company purchased a hydraulic scrap handler from K&R for a purchase price of $90,000, with a $9,000 down payment and a 24-month promissory note ("Handler Note") in the face principal amount of the remaining $81,000.  The Handler Note is interest free and provides for payments in equal monthly installments of $3,375. Under the Handler Note, payments commenced on July 1, 2017. Upon a default, the Handler Note will bear interest at 1% per annum.

Under the Crane Agreement, the Company purchased a 2011 Komatsu crane from K&R for a purchase price of $60,000, with a $12,000 down payment and a 24-month promissory note ("Crane Note") in the face principal amount of the remaining $48,000. The Crane Note is interest free and provides for payments in equal monthly installments of $2,000. Under the Crane Note, payments commenced on July 1, 2017. Upon a default, the Crane Note will bear interest at 1% per annum.

The Crane Note and the Handler Note are each secured by a security interest in the subject equipment and any proceeds the Company derives from the equipment.

Algar, Inc. ("Algar"):

Management Services Payments to Algar:

NOTE 6 - RELATED PARTY TRANSACTIONS, Continued

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

Board of Directors' fees and consulting fees:

The Company pays board and committee fees to non-employee directors. Related to these transactions, the Company has accounts payable balances to the Board of Directors for fees and consulting fees, along with related expense at and as of September 30, 2017 and 2016.

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

Related party balances are as follows, in thousands:

		2017	2016
K&R, LLC and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$42
Prepaid expenses to related parties	(1)	43	—
Notes payable to related parties	(3)	1,617	1,504
Accrued interest to related parties	(2)	—	63
Facility rent payable to related parties	(2)	346	176
Equipment rent payable to related parties	(2)	15	15
Facility rent expense to related parties	(4)	484	484
Equipment rent expense to related parties	(4)	—	25
Interest expense to related parties	(4)	56	44

Algar, Inc.:
Bonus payable to Algar	(2), (5)	$—	$180
Revenue from scrap sales to Algar	(4), (6)	—	7
Revenue from logistical services to Algar	(4), (6)	—	48
Revenue from IT services to Algar	(4), (6)	—	16
Scrap material purchases from Algar	(4), (6)	—	1,204
Management fee expense	(4), (6)	—	238
Bonus expense to Algar	(4), (6)	—	180
Rental income from Algar	(4), (6)	—	16
Other expenses to Algar	(4), (6)	—	14

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	$46	$144
Board of director fee expense	(4)	160	168

LK Property Investments, LLC:
Lease deposit to LK Property	(1)	$3	$3
Prepaid expenses to related parties	(1)	3	—
Accounts payable to LK Property	(2)	1	—
Rent expense to LK Property**	(4)	27	27

MetalX, LLC:
Accounts receivable from MetalX	(1)	$—	$105
Revenue from product sales to MetalX	(4)	188	116

* Excludes insignificant amount of travel reimbursement.

**Excludes amounts reimbursed to LK Properties for utilities and property tax.

(1) Included in receivable and other assets from related parties on the Condensed Consolidated Balance Sheets; balances are as of September 30, 2017 and December 31, 2016.

(2) Included in payable and accrued expenses to related parties on the Condensed Consolidated Balance Sheets; balances are as of September 30, 2017 and December 31, 2016.

(3) Included in long-term liabilities on the Condensed Consolidated Balance Sheets; balance is as of September 30, 2017 and December 31, 2016.

(4) Included in the Condensed Consolidated Statements of Operations; amounts are for the nine months ended September 30, 2017 and September 30, 2016.

(5) The 2016 balance includes the bonus payable amount at December 31, 2016 as this amount was earned on September 30, 2016 while Algar was a related party. The bonus payable was paid on March 31, 2017.

(6) The Company excluded all 2017 balances related to Algar as the related party relationship ended on September 30, 2016.

NOTE 7– SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS

Following is a summary of stock option activity and number of shares reserved for outstanding options:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	2,172	$5.02	1.70 years	$2.24
Cancelled	(1,670)	5.10	—	2.18
Outstanding at December 31, 2016	502	$4.78	2.07 years	$2.43
Expired	(90)	4.94	—	1.71
Outstanding at September 30, 2017	412	$4.75	1.69 years	$2.59
Exercisable at September 30, 2017	412	$4.75	1.69 years	$2.59
Securities available for grant at September 30, 2017*	1,750

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

NOTE 7– SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

On June 15, 2016, at the Company's annual meeting, the Company's shareholders approved a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange allowed the Company to cancel 170.0 thousand stock options, including 20.0 thousand granted in January 2015, previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO. The RSUs vest as follows if and to the extent that the CFO remains employed by the Company through each of the following dates: (i) on July 1, 2016, 50.00% (45,000) of the RSUs vest and become nonforfeitable; (ii) on December 31, 2016, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iii) on June 30, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iv) on December 31, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; and (v) on June 15, 2018, 12.50% (11,250) of the RSUs vest and become nonforfeitable.  Each RSU represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan. The CFO has continued his employment by the Company through September 30, 2017 and the related 67,500 RSUs vested and became nonforfeitable.

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	45	1.05 years	$2.23
Vested	(11)
Outstanding at September 30, 2017	34	0.48 years	$2.28

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

On September 30, 2016, the Company entered into retention agreements ("Retention Agreements") with certain management employees (individually "Staff Member"). Under the Retention Agreement, if the Staff Member remains continuously employed by the Company through and including the date which is the first to occur of: (a) the date of a change in control of the Company; (b) the date the Staff Member is terminated without cause; and (c) December 31, 2017, the Company will pay the Staff Member a bonus in an amount equal to 25% of the Staff Member's then-current annual base salary.  At September 30, 2016, the Company estimated this liability to be $132.7 thousand. The Company evaluates the liability on an ongoing basis, and will expense the liability through December 31, 2017 unless determined otherwise. The Company has accrued $106.2 thousand as of September 30, 2017.

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

Our core business is now focused on the metal recycling industry. During 2016, we announced that the Company formed a special committee of independent board members to evaluate various growth and strategic options. During the first quarter of 2017, the special committee concluded its work and reported to the Board. The Board accepted the special committee's recommendation to focus on returning our core recycling business to profitability. We intend to do this by increasing efficiencies and productivity, which included the commercial restart of our auto shredder in the second quarter of 2017.  We intend to run the auto shredder in the normal course of business subject to market conditions and operating needs.  We will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions.

The Company announced on October 4, 2016 the Company and Algar, Inc. ("Algar") mutually agreed to terminate the Management Agreement between us, pursuant to the Agreement to Terminate Management Services among the Company, Algar, and Sean Garber dated as of September 30, 2016. Effective September 30, 2016, Mr. Garber resigned from all positions with the Company, including as President. Also, on September 30, 2016, the Company’s Chief Financial Officer was appointed to serve in the additional role as President.

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

Furthermore, on February 29, 2016, the Company refinanced its Wells Fargo debt with a new lender, MidCap Business Credit LLC ("MidCap"). On March 31, 2017, the Company entered into the First Amendment to the 2016 Loan, which extended the maturity date of the Company's line of credit and increased the line of credit from $6.0 million to $8.0 million, subject to the satisfaction of certain borrowing base restrictions as more fully described in the accompanying Notes to Condensed Consolidated Financial Statements. On April 26, 2017, certain borrowing base restrictions were satisfied with MidCap which resulted in an increase in availability of $1.75 million.

Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We have also been able to manage liquidity by deferring certain rent payments made to related parties, as well as deferring capital expenditures. See Note 6 - Related Party Transactions in the accompanying Notes to Condensed Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of September 30, 2017, we held cash and cash equivalents of $0.9 million. We drew $2.2 million on our revolving credit facility during the nine month period ended September 30, 2017. We expect operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing obligations.

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

Results of Operations

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Nine months ended
	September 30,
	2017	2016
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	93.8%	97.6%
Selling, general and administrative expenses	6.6%	13.4%
Loss before other expenses	(0.5)%	(11.0)%

Total revenue increased $15.5 million or 59.4% to $41.5 million in the nine month period ended 2017 compared to $26.0 million in the same period in 2016.

Ferrous revenue increased $6.9 million or 71.8% to $16.5 million in the nine month period ended 2017 compared to $9.6 million in the same period in 2016. For the nine months ended September 30, 2017 compared to nine months ended September 30, 2016, the Company experienced an increase in the average selling price ("ASP") of ferrous material of $82 per gross ton, or 44.9%, partially as a result of the shredder restart that led to a favorable shift in the ferrous sales mix. For the nine months ended September 30, 2017 compared to nine months ended September 30, 2016, the Company experienced an increase in ferrous material shipments of 9.5 thousand tons, or 17.9%. Tons shipped were negatively impacted by the shredder restart due to the inherent nature of the shredding process.

Nonferrous revenue increased $8.8 million or 58.4% to $23.9 million in the nine month period ended 2017 compared to $15.1 million in the same period in 2016.  Nonferrous material shipments increased by 5.7 million pounds, or 27.4%, along with an increase in the ASP of nonferrous material of $0.18 per pound, or 24.3%, for the nine months ended September 30, 2017 compared to nine months ended September 30, 2016.

Total cost of sales increased $13.5 million or 53.3% to $38.9 million in the nine month period ended 2017 compared to $25.4 million for the same period in 2016. The increase in cost of sales is directly related to the increase in revenue.

Total cost of sales as a percent of revenue was lower during the nine month period ended 2017 as compared to the same period in 2016. The metals commodity markets improved during the nine month period ended 2017 as compared to the same period in 2016, which allowed for improved gross margins, partially offset by startup expenses the Company incurred due to the restart of the shredder operations.  These startup expenses consisted primarily of repairs and maintenance expenses, utilities expenses, and personnel expenses.

SG&A expenses decreased $0.7 million to $2.8 million in the nine month period ended 2017 compared to $3.5 million in the same period in 2016. SG&A expenses decreased primarily due to a decrease in share based compensation expense of $300.2 thousand related to share based compensation expense and a decrease in amounts paid to Algar for management expense of $251.6 thousand.

Other income (expense) was expense of $611.0 thousand for the nine month period ended September 30, 2017 compared to expense of $52.0 thousand for the nine month period ended September 30, 2016. This $559.0 thousand change is a result of (i) a $323.0 thousand increase in interest expense, which is a result of the increased outstanding balance on the line of credit offset by (ii) a $28.0 thousand increase in the gain on sale of assets, which was primarily due to a gain on a vehicle sold during the first quarter of 2017, and a decrease in other income of $264.0 thousand which was primarily due to a $233.3 gain on insurance proceeds in the third quarter of 2016.

The income tax provision decreased $68.0 thousand to $9.0 thousand in the nine month period ended 2017 compared to $77.0 thousand in the same period in 2016. The effective tax rates in 2017 and 2016 were (1.1)% and (2.6)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through September 30, 2017. We also have several state and franchise taxes payable based on gross receipts.  The Company is currently under a property tax audit and has accrued an estimate of potential assessments.

Net loss for the nine month period ended 2017 was $825.0 thousand compared to $3.0 million for the same period of 2016.  This was a decrease of $2.2 million, or 72.4%.

Three months ended September 30, 2017 compared to three months ended September 30, 2016

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Three months ended
	September 30,
	2017	2016
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	93.7%	99.1%
Selling, general and administrative expenses	5.8%	11.1%
Income (loss) before other expenses	0.6%	(10.2)%

Total revenue increased $5.0 million or 50.7% to $14.9 million in the third quarter of 2017 compared to $9.9 million in the same period in 2016. The increase was primarily a result of the startup of the shredder operations and higher average selling prices (ASP) coupled with a related increase in nonferrous and ferrous volumes.

Ferrous revenue increased $3.0 million or 80.5% to $6.6 million in the third quarter of 2017 compared to $3.7 million in the same period in 2016.  For the three months ended September 30, 2017 compared to three months ended September 30, 2016, the Company experienced an increase in the ASP of ferrous material of $105 per gross ton, or 58.3%, partially as a result of the shredder restart that led to a favorable shift in the ferrous sales mix. For the three months ended September 30, 2017 compared to three months ended September 30, 2016, the Company experienced an increase in ferrous material shipments of 2.9 thousand tons, or 14.1%.  Tons shipped were negatively impacted by the shredder restart due to the inherent nature of the shredding process.

Nonferrous revenue increased $2.1 million or 37.1% to $7.9 million in the third quarter of 2017 compared to $5.8 million in the same period in 2016.  Nonferrous material shipments increased by 1.1 million pounds, or 13.8%, along with an increase in the ASP of nonferrous material of $0.15 per pound, or 20.5%, for the three months ended September 30, 2017 compared to three months ended September 30, 2016.

Total cost of sales increased $4.2 million or 42.4% to $14.0 million in the three month period ended 2017 compared to $9.8 million for the same period in 2016. The increase in cost of sales is primarily related to the increase in revenue.

Total cost of sales as a percent of revenue decreased during the three month period ended 2017 as compared to the same period in 2016. The metals commodity markets improved during the third quarter of 2017 as compared to the same period in 2016, which allowed for improved gross margins.

SG&A expenses decreased $0.2 million to $0.9 million in the three month period ended 2017 compared to $1.1 million in the same period in 2016. SG&A expenses decreased primarily due to a decrease in amounts paid to Algar for management expense of $117.1 thousand.

Other income (expense) was expense of $257.0 thousand for the three month period ended September 30, 2017 compared to income of $108.0 thousand for the three month period ended September 30, 2016. This $365.0 thousand change is a result of (i) an $111.0 thousand increase in interest expense, which is a result of the increased outstanding balance on the line of credit offset by (ii) decrease in other income of $254.0 thousand which was primarily due to a $233.3 gain on insurance proceeds in the third quarter of 2016.

The income tax provision decreased $35.0 thousand to $2.0 thousand in the three month period ended 2017 compared to $37.0 thousand in the same period in 2016. The effective tax rates in 2017 and 2016 were (1.1)% and (4.1)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through September 30, 2017. We also have several state and franchise taxes payable based on gross receipts.  The Company is currently under a property tax audit and has accrued an estimate of potential assessments.

Net loss for the third quarter of 2017 was $177.0 thousand compared to $938.0 thousand for the same period of 2016.  This was a decrease of $761.0 thousand, or 81.1%.

Financial condition at September 30, 2017 compared to December 31, 2016

Cash and cash equivalents increased $326.0 thousand to $852.0 thousand as of September 30, 2017 from $526.0 thousand as of December 31, 2016.

Net cash used in operating activities was $1.5 million for the nine month period ended September 30, 2017. The net cash used in operating activities is primarily due to a net loss of $0.8 million, an increase in receivables of $2.2 million, an increase in inventories of $0.3 million, an increase in other assets of $0.2 million, and a decrease in payables and accrued expenses to related parties of $0.2 million.  These cash uses in operating activities were partially offset by a decrease in receivables from related parties of $59.0 thousand, depreciation of $1.7 million, and stock option expense of $90.0 thousand. The Company had $75.0 thousand of capital expenditures in 2017.

Net cash from financing activities was $1.9 million for the nine month period ended September 30, 2017. In the nine month period ended September 30, 2017, we received net proceeds from debt of $2.2 million less capitalized loan fees in the amount of $125.0 thousand.

Accounts receivable trade increased $2.2 million or 65.6% to $5.6 million as of September 30, 2017 compared to $3.4 million as of December 31, 2016 due to a substantial increase in volume in the quarter ended September 30, 2017, as well as modest commodity price increases. In general, the accounts receivable balance fluctuates due to the timing of shipments and receipt of customer payments.

Accounts receivables from related parties decreased $59.0 thousand to $91.0 thousand as of September 30, 2017 compared to $150.0 thousand as of December 31, 2016. This decrease was due to timing of cash receipts.

Inventories consist principally of ferrous and nonferrous scrap materials. We value inventory at the lower of cost or net realizable value. Inventory increased $0.3 million, or 9.0%, to $3.7 million as of September 30, 2017 compared to $3.4 million as of December 31, 2016. This increase is primarily driven by pricing increases resulting in increased volumes and inventory levels during the third quarter of 2017 compared to the fourth quarter of 2016.

Inventory aging for the period ended September 30, 2017 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$3,120	$478	$65	$84	$3,747

Inventory aging for the period ended December 31, 2016 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$3,011	$268	$62	$96	$3,437

Inventory 60 days or less compared to total inventory remained consistent at 96.0% as of September 30, 2017 compared to 95.4% as of December 31, 2016.  Inventory greater than 60 days compared to total inventory remained consistent at 4.0% as of September 30, 2017 compared to 4.6% as of December 31, 2016.

Accounts payable trade increased $92.0 thousand or 5.7% to $1.7 million as of September 30, 2017 compared to $1.6 million as of December 31, 2016. The accounts payable balance fluctuates due to timing of purchases from and payments made to our vendors.

Payables and accrued expenses to related parties decreased $0.2 million to $0.4 million as of September 30, 2017 compared to $0.6 million as of December 31, 2016.  This decrease is largely a result of a decrease in the bonus payable to Algar of $180.0 thousand. See Note 6 - Related Party Transactions for additional information.

Working capital increased $0.4 million to $2.1 million as of September 30, 2017 compared to $1.7 million as of December 31, 2016 as a result of the above noted items.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2017.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 5 years	More than 5 years
Obligation Description:
Long-term debt obligations	$6,798	$64	$5,230	$1,504	$—
Operating lease obligations (1)	3,223	503	920	900	900
Capital lease obligations (1)	1,190	293	675	222	—
Total	$11,211	$860	$6,825	$2,626	$900

(1)	See Note 4 - Lease Commitments and Note 6 - Related Party Transactions for detailed information related to the Company's operating and capital lease obligations.

On February 29, 2016, the Company entered into a subordinated, unsecured debt with related parties, which converted amounts previously held as related party payables, in the amount of $1.5 million. See Note 6 - Related Party Transactions for additional information.

On June 23, 2017, the Company entered into a debt agreement with K&R, LLC for the purchase of equipment to be used in the operation of the Company’s business. See Note 6 - Related Party Transactions for additional information.

On May 1, 2016, the Company entered into an amendment to a previous operating lease, whereby the lease is extended through April 30, 2021. Based on the new lease terms, the Company classified the amended lease as a capital lease.  At inception, the Company recorded a capital lease obligation of $1.3 million.  As of September 30, 2017, the Company has recorded $192.7 thousand in depreciation expense and $84.4 thousand in interest expense related to the capital lease.  See Note 4 - Lease Commitments for additional information.

The Company entered into a capital lease, effective June 2017, to lease two pieces of equipment.  The lease is for a period of six years and the payments are $0.7 thousand per month.  The Company has the option to purchase the equipment for a purchase price of $1.00 per item of equipment upon the expiration of the lease. At inception, the Company recorded a capital lease obligation of $75.2 thousand.  See Note 4 - Lease Commitments for additional information.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). The amendments in ASU 2014-15 are intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. The amendments were effective for annual periods ending after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2014-15 in the fourth quarter of 2016 and noted no material impact from the adoption on its Condensed Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which simplifies the measurement principle of inventories valued under the First-In, First-Out ("FIFO") or weighted average methods from the lower of cost or market to the lower of cost and net realizable value. ASU 2015-11 was effective for reporting periods beginning after December 15, 2016 including interim periods within those annual periods. The Company adopted the standard in the fourth quarter of 2016 and noted no material impact on its Condensed Consolidated Financial Statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The Company adopted the standard in the first quarter of 2017 and noted no material impact on its Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, to improve financial reporting about leasing transactions. This ASU will require organizations that lease assets (“lessees”) to recognize a lease liability and a right-of-use asset on its balance sheet for all leases with terms of more than twelve months. A lease liability is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset represents the lessee’s right to use, or control use of, a specified asset for the lease term. The amendments in this ASU simplify the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. This ASU leaves the accounting for the organizations that own the leased assets largely unchanged except for targeted improvements to align it with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b) Changes to internal control over financial reporting.

There were no changes in ISA’s internal control over financial reporting during the nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, ISA’s internal control over financial reporting.

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

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	November 8, 2017	By /s/ Orson Oliver
Orson Oliver
Chairman of the Board and Interim Chief Executive Officer
(Principal Executive Officer)

Date:	November 8, 2017	By /s/ Todd L. Phillips
Todd L. Phillips, President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
10.1	*

All Net Lease, effective as of October 1, 2017, between the Company and 7100 Grade Lane LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on November 1, 2017)(File No. 0-20979)

10.2	*

Back Rent Agreement, effective as of October 1, 2017, between the Company and 7100 Grade Lane LLC, including the Promissory Note, effective October 1, 2017, in the principal amount of $345,808 attached thereto. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on November 1, 2017)(File No. 0-20979)

31.1		Rule 13a-14(a) Certification of Orson Oliver for the Form 10-Q for the quarter ended September 30, 2017.
31.2		Rule 13a-14(a) Certification of Todd L. Phillips for the Form 10-Q for the quarter ended September 30, 2017.
32.1		Section 1350 Certification of Orson Oliver and Todd L. Phillips for the Form 10-Q for the quarter ended September 30, 2017.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Document
101.DEF		XBRL Taxonomy Extension Definitions Document
101.LAB		XBRL Taxonomy Extension Labels Document
101.PRE		XBRL Taxonomy Extension Presentation Document

*Previously filed.

