Form 10-K
period 2017-12-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2018-03-26
CIK 4187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price per share of $1.49 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $8,608,748. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.0033 par value, outstanding as of the close of business on March 12, 2018: 8,089,129.

____________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

None.

2

PART I

Item 1.         Business

General

Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms) is a Louisville, Kentucky-based company that buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and buys used autos in order to sell used auto parts. We purchase, process and sell ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries, refineries and processors. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, aluminum, copper, brass, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our sorting, cutting, baling, and shredding operations. The shredding operations were restarted in May 2017, which had previously been idled in May 2015.  Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum, stainless steel and brass. Our used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.

Our core business is now focused on the metal recycling industry. During 2016, we announced that the Company formed a special committee of independent board members to evaluate various growth and strategic options. During the first quarter of 2017, the special committee concluded its work and reported to the Board. The Board accepted the special committee's recommendation to focus on returning our core recycling business to profitability. We intend to do this by increasing efficiencies and productivity, which included the commercial restart of our shredder in the second quarter of 2017.  We intend to run the shredder in the normal course of business subject to market conditions and operating needs. We will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions.

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

Available Information

We make available, free of charge, through our website www.isa-inc.com, our annual reports on Form 10-K and quarterly reports on Form 10-Q and amendments to those reports as soon as reasonably practicable after we have electronically filed with the Securities and Exchange Commission. We also make available on our website our Board of Directors committee charters, our Business Ethics Policy and Code of Conduct and our Code of Ethics for the CEO, CFO and senior financial officers. Please note that our Internet address is included in this annual report on Form 10-K as an inactive textual reference only. Information contained on our website www.isa-inc.com is not incorporated by reference into this annual report on Form 10-K and should not be considered a part of this report.

ISA Recycling Operating Division

Our Recycling Segment buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and buys used automobiles in order to sell used automobile parts. The Company purchases, processes and sells ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries, refineries and processors. The Company purchases ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, aluminum, copper, brass, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. The Company processes ferrous scrap metal through sorting, cutting, baling, and shredding operations. The shredding operations were idled in May 2015 and restarted in May 2017. The non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum, stainless steel and brass.

We also operate the ISA Pick.Pull.Save used automobile parts yard, which is considered a product line within the Recycling Segment. We purchase automobiles for the yard through auctions, automobile purchase programs with various suppliers and general scrap purchases. Retail customers locate and remove used parts for purchase from automobiles within the yard. Freon, fuel, tires and certain core automobile parts are also sold to various resellers for additional revenue. All automobiles are sold as scrap metal or used in our shredding operations after a specified time period in the yard.

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

Ferrous Scrap Processing - We prepare ferrous scrap material for resale through a variety of methods including sorting, cutting, baling and shredding operations. The shredding operations were idled in May 2015 and restarted in May 2017. We produce a number of differently sized, shaped and graded products depending upon customer specifications and market demand.

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

•

Shredding and related metal recovery - The shredding operations were idled in May 2015 and restarted in May 2017. We shred large pieces of scrap material, such as automobiles and major appliances, in our shredder by hammer mill action into pieces of a workable size that pass through magnetic separators to separate ferrous metal from non-ferrous metals, synthetic foam, fabric, rubber, stone, dirt, etc. The ferrous metal we recover from the shredding process is sold directly to customers or reused in some other metal blend. The residue by-product is usually referred to as “automobile shredder residue” ("ASR") or “shredder fluff." We further separate the ASR into non-ferrous metals and non-metal waste. The non-ferrous metals are sold directly to customers or reused in some other metal blend. We dispose of the non-metal waste, which can reduce the volume of the scrap as much as 25.0%, in a landfill.  Revenues from the ferrous and non-ferrous metals related to this shredding and related metal recovery processes are recognized in revenue from ferrous operations in the Consolidated Financial Statements.

Ferrous Scrap Sales - We sell processed ferrous scrap material to end-users such as steel mini-mills, integrated steel makers and foundries, and brokers who aggregate materials for other large users. Most customers purchase processed ferrous scrap material through negotiated spot sales contracts, which establish the quantity purchased for the month and the pricing. The price we charge for ferrous scrap materials depends upon market supply and demand, as well as quality and grade of the scrap material. We deliver scrap ourselves or use third party carriers via truck, and/or rail car. Some customers choose to send their own delivery trucks. These trucks are weighed and loaded at one of our sites based on the sales order.

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

Non-Ferrous Scrap Processing - We prepare non-ferrous scrap metals, principally aluminum, copper, brass and stainless steel to sell by sorting, cutting and baling.

5

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

Non-Ferrous Scrap Sales - We sell processed non-ferrous scrap material either directly or indirectly to end-users or processors such as foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, steel mini-mills, integrated steel makers, steel foundries and refineries, copper wire processors and brass and bronze ingot manufacturers. Prices for the majority of non-ferrous scrap materials change based upon the daily publication of spot and futures prices on COMEX or the London Metals Exchange. We deliver scrap ourselves or use third party carriers via truck and/or rail car. Some customers choose to send their own delivery trucks. These trucks are weighed and loaded at one of our sites based on the sales order.

Company Background

ISA was incorporated in 1953 in Florida under the name ALSON MFG. CO. and originally designed and manufactured various forms of electrical products.

In 1984, ISA moved into waste handling and disposal equipment sales.

In 1985, we began offering solid waste management consultations.

We began focusing on ferrous and non-ferrous scrap metal recycling in 1997 and expanded into the stainless steel blending and high-temperature alloys recycling business in 2009.

In 2012, we opened the ISA Pick.Pull.Save used automobile yard.

In 2013, we discontinued the stainless steel blending and high-temperature alloys recycling business.

In 2015, we exited the waste services business and idled our shredder.

In May 2017, we restarted our shredding operations.

Currently, our primary focus is ferrous and non-ferrous metal recycling, as well as selling used auto parts.

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

Dependence on Major Customer

We had sales to one major customer that totaled approximately 16.3% and 12.5% of our net sales for the years ended December 31, 2017 and 2016, respectively.

Employees

As of March 11, 2018, we had 76 full-time employees. None of our employees are members of a union.

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

Risks Related to Our Operations

We operate in industries that are cyclical and sensitive to general economic conditions, which could have a material adverse effect on our operating results, financial condition and cash flows.

Demand for most of our products is cyclical in nature and sensitive to general economic conditions. The timing and magnitude of the cycles in the industries in which our products are used, including global metal production, are difficult to predict. The cyclical nature of our operations tends to reflect and be amplified by changes in economic conditions, both domestically and internationally, and foreign currency exchange fluctuations. The impact of recent political events, such as tariffs on metal imports, on global economic conditions is currently uncertain. Economic downturns or a prolonged period of slow growth in the industries in which we operate could have a material adverse effect on our results of operations, financial condition and cash flows.

Our business has a major involvement in ferrous and non-ferrous metals. This market is extremely competitive and increased competition could result in a reduction of our revenue and consequent decrease in our common stock price.

The metal recycling business is highly competitive. Pricing and proximity to a metal source are the major competitive factors in the metal recycling business. Many companies offer or are engaged in the development of products or the provisions of services that may be or are competitive with our current products or services. Certain of our competitors have greater financial, technical, manufacturing, marketing, distribution, and other resources and assets than we possess. In addition, the industry is constantly changing as a result of consolidation, which may create additional competitive pressures in our business environment. There can be no assurance that we will be able to maintain our current market share or obtain our desired market share based on the competitive nature of this industry.

Changes in the availability or price of raw materials and end-of-life vehicles could reduce our sales.

We rely on suppliers for most of our raw material needs. Industry supply conditions generally involve risks, including the possibility of shortages of raw materials, increases in raw material costs and reduced control over delivery schedules. We procure our scrap inventory from numerous sources. These suppliers generally are not bound by long-term contracts and have no obligation to sell scrap metal to us. In periods of declining or lower scrap metal prices, such as the declining price environment we experienced in fiscal 2015 and the first half of fiscal 2016, suppliers may elect to hold scrap metal to wait for higher prices or intentionally slow their metal collection activities, tightening supply. If a substantial number of suppliers cease selling scrap metal to us, we will be unable to recycle metal at desired levels, and our results of operations and financial condition could be materially adversely affected. A slowdown of industrial production in the U.S. may also reduce the supply of industrial grades of metal to the metals recycling industry, resulting in less recyclable metal available to process and market. Increased competition for domestic scrap metal, including as a result of overcapacity in the scrap recycling industry in the U.S. and Canada, may also reduce the supply of scrap metal available to us. Failure to obtain a steady supply of scrap material could both adversely impact our ability to meet sales commitments and reduce our operating margins. Failure to obtain an adequate supply of end-of-life vehicles could adversely impact our ability to attract customers and reduce our parts sales.

Significant decreases in scrap metal prices may adversely impact our operating results.

The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions. Purchase prices for scrap metal including end-of-life vehicles and selling prices for recycled scrap metal are subject to market forces beyond our control. While we attempt to respond to changing recycled scrap metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to fully offset a sharp reduction in recycled scrap metal sales prices, which may adversely impact our operating income and cash flows. In fiscal 2015 and the first half of fiscal 2016, lower demand for recycled scrap metal relative to demand and competition for supply of unprocessed scrap metal in the domestic market compressed operating margins due to selling prices decreasing at a faster rate than purchase prices for unprocessed scrap metal. In addition, a rapid decrease in selling prices may compress our operating margins due to the impact of average inventory cost accounting, which causes cost of goods sold recognized in the Consolidated Statements of Operations to decrease at a slower rate than metal purchase prices and net selling prices.

Volatility in market prices of our scrap metal recycling inventory may cause us to re-assess the carrying value of our inventory and adversely affect our balance sheet.

We make certain assumptions regarding future demand and net realizable value in order to assess that we record our ferrous and non-ferrous inventory properly at the lower of cost or net realizable value. We base our assumptions on historical experience, current market conditions and current replacement costs. If the anticipated future selling prices of scrap metal and finished steel products should decline due to the cyclicality of the business or otherwise, we would re-assess the recorded net realizable value of such inventory which could result in downward adjustments to reduce the value of such inventory (and increase cost of sales) to the lower of cost or net realizable value.

Potential limitations on our ability to access capital resources may restrict our ability to operate.

Our operations are capital intensive. Our business also requires substantial expenditures for routine maintenance. While we expect that our cash requirements, including the funding of capital expenditures and debt service, will be financed by internally generated funds or from borrowings under our line of credit, there can be no assurance that this will be the case. Additional capital expenditures could require financing from external sources. Although we believe we have adequate access to contractually committed borrowings, we could be adversely affected if our lender was unable to honor the contractual commitments or ceased lending. Failure to access our line of credit could restrict our ability to fund operations or make capital expenditures.

The agreement governing our line of credit facility imposes certain restrictions on our business and contains financial covenants.

Our line of credit facility contains certain restrictions on our business which limit (subject to certain exceptions) our ability to, among other things, dispose of collateral, incur certain liens, make investments, incur or guaranty additional indebtedness, enter into consolidations, mergers, sales or asset acquisitions, make distributions and other restricted payments, materially change the nature of our business, and engage in transactions with affiliates. These restrictions may affect our ability to operate our business or execute our strategy and may limit our ability to take advantage of potential business opportunities as they arise.

Our line of credit agreement also requires that we maintain certain financial and other covenants. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our failure to comply with any of these restrictions or financial covenants could result in an event of default under the lender credit agreement, and permit our lender to cease lending to us and declare all amounts borrowed to be due and payable, together with accrued and unpaid interest. This could require us to refinance our line of credit, which we may not be able to do at terms acceptable to us, or at all.

Our debt may increase our vulnerability to economic or business downturns.

We are vulnerable to higher interest rates because interest expense on our borrowing is based on margins over a variable base rate. We may experience material increases in our interest expense as a result of increases in general interest rate levels. Our current line of credit agreement with our lender contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender. Upon a breach of covenants in our lending facility, our lender could exercise its remedies related to any material breaches, including acceleration of our payments and taking action with respect to its loan security. We have relied upon and will rely on borrowings under various credit facilities to operate our business. We may not have the ability to borrow from other lenders to operate our business.

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

Compliance with environmental laws and regulations is a significant factor in our business. We are subject to local, state and federal environmental laws and regulations relating to, among other matters:

•	Waste disposal;

•	Air emissions;

•	Waste water and storm water management and treatment;

•	Soil and groundwater contamination remediation; and

•	Employee health and safety.

Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Material environmental liabilities could exist, including cleanup obligations at these facilities or at off-site locations where we disposed of materials from our operations, which could result in future expenditures that we cannot currently estimate and which could reduce any profits.

Our financial statements are based upon estimates and assumptions that may differ from actual results.

We have prepared our financial statements in accordance with U.S. generally accepted accounting principles and necessarily include amounts based on estimates and assumptions we made. Actual results could differ from these amounts. Significant items subject to such estimates and assumptions include the carrying value of long-lived assets, valuation allowances for accounts receivable, inventory, lower of cost or net realizable value, stock option values, liabilities for potential litigation, claims and assessments, and liabilities for environmental remediation and deferred taxes.

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

Our operations may be adversely affected by periods of inclement weather, which could decrease the collection and shipment volume of recyclable materials.

A disruption in our information technology systems, including a disruption related to cybersecurity, could adversely affect our financial performance.

Cyber-attacks are increasing in their frequency, sophistication and intensity. Cyber-attacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability. We rely on the accuracy, capacity and security of our information technology systems. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems could be breached or damaged by computer viruses, natural or man-made incidents or disasters or unauthorized physical or electronic access. A breach could result in business disruption, theft of our intellectual property, trade secrets or customer and supplier information and unauthorized access to personnel information. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could materially and adversely affect our competitive position, relationships with our customers and suppliers, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.         Properties

The following table outlines our principal properties as of December 31, 2017:

Property Address	Lease or own	Segment	Acreage
6709 Grade Lane, Louisville, KY	Lease (1)	Recycling & Other	1.326
7023-7103 Grade Lane, Louisville, KY	Own	Recycling	2.530
7020/7100 Grade Lane, Louisville, KY	Lease (K&R) (2)	Recycling & Other	14.230
7110 Grade Lane, Louisville, KY	Own	Recycling	10.723
7124 Grade Lane, Louisville, KY	Own	Recycling	5.120
7200-7210 Grade Lane, Louisville, KY	Own	Recycling	15.520
3409 Camp Ground Road, Louisville, KY	Own	Recycling	5.670
960 S. County Rd 900 W, North Vernon, IN	Lease (3)	Recycling	14.000
1617 State Road 111, New Albany, IN	Own	Recycling	1.300

(1)	See Note 9 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information related to the 6709 Grade Lane lease.

(2)	See Note 9 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information related to the K&R lease.

(3)	See Note 4 - Lease Commitments in the accompanying Notes to Consolidated Financial Statements for additional information related to the Seymour/North Vernon lease.

These properties total 70.419 acres, which provides adequate space necessary to perform administrative and retail operation processes and store inventory. All facilities maintain industry standard insurance coverages. We do not expect any major land or building additions will be needed to increase capacity for our operations in the foreseeable future.

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

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ISA common stock is traded on the NASDAQ Capital Market under the symbol “IDSA.” High and low sales prices of the common stock price are summarized as follows:

	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$2.60	$1.56	$3.05	$0.87
June 30	$1.79	$0.96	$2.78	$1.63
September 30	$2.29	$1.30	$2.30	$1.32
December 31	$1.97	$1.45	$3.35	$1.10

There were approximately 130 shareholders of record as of December 31, 2017.

Our Board of Directors did not declare any dividends in 2017 or 2016.

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

On November 15, 2005, our Board of Directors authorized a program to repurchase up to 300.0 thousand shares of our common stock at current market prices. We did not repurchase any shares in 2017 or 2016. There are approximately 133.3 thousand shares still available for repurchase under this program.

Item 6.         Selected Financial Data

	(Amounts in thousands, except per share data)
Year ended December 31:	2017	2016	2015	2014	2013
Total revenue	$54,935	$36,505	$46,180	$110,091		$136,753
Net loss from continuing operations	$(1,131)	$(3,230)	$(9,085)	$(8,686)		$(13,816)
Net income from discontinued operations	$—	$—	$7,320	$1,413	$	*
Earnings (loss) per common share from continuing operations:
Basic	$(0.14)	$(0.40)	$(1.14)	$(1.15)		$(1.96)
Diluted	$(0.14)	$(0.40)	$(1.14)	$(1.15)		$(1.96)
Earnings (loss) per common share from discontinued operations:
Basic	$—	$—	$0.92	$0.19	$	*
Diluted	$—	$—	$0.92	$0.19	$	*
At year end:
Total assets	$21,867	$20,856	$19,434	$37,790		$44,032
Current maturities of long-term debt	$5,018	$2,942	$20	$15,911		$1,597
Current maturities of long-term debt, related parties	$64	$—	$—	$—		$—
Current maturities of capital lease obligations	$300	$198	$—	$—		$—
Long-term debt, net of current maturities	$—	$—	$—	$—		$16,295
Long-term debt, net of current maturities, related parties	$1,536	$1,504	$—	$—		$—
Capital lease obligations, net of current maturities	$819	$1,050	$—	$—		$—

The recycling business is highly competitive and is subject to various market and company risks. See Item 1A. - Risk Factors for a discussion of the material risks related to our operations. Due to these risks, past performance is not necessarily indicative of our future financial condition or results of operations.

* On December 4, 2015, the Company sold a majority of its Waste Services Segment assets. Years 2015 and 2014 have been adjusted to reflect discontinued operations of the Waste Services Segment. Year 2013 has not been adjusted for discontinued operations of the Waste Services Segment.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Our core business is now focused on the metal recycling industry. During 2016, we announced that the Company formed a special committee of independent board members to evaluate various growth and strategic options. During the first quarter of 2017, the special committee concluded its work and reported to the Board. The Board accepted the special committee's recommendation to focus on returning our core recycling business to profitability. We intend to do this by increasing efficiencies and productivity.  These efforts included the commercial restart of our shredder in the second quarter of 2017, which had been previously idled in 2015. We intend to run the shredder in the normal course of business subject to market conditions and operating needs. We will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions.

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

Liquidity and Capital Resources

Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We have also been able to manage liquidity by deferring certain rent payments made to related parties during 2016 and through October 1, 2017, as well as deferring capital expenditures during 2016 and 2017. See Note 9 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of December 31, 2017, we held cash and cash equivalents of $841.0 thousand. We drew $2.1 million on our revolving credit facility during the year ended December 31, 2017. We expect operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing liquidity needs.

Credit facilities and notes payable

See Note 1 - Summary of Significant Accounting Policies and General, Note 3 - Long-term Debt and Notes Payable to Bank, Note 4 - Lease Commitments and Note 9 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for details on debt and notes payable, capital leases and related party obligations.

The borrowings under the line of credit are classified as short-term obligations under GAAP as the agreement with the lender contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.  However, the contractual maturity date of the line of credit is February 28, 2020.

Critical Accounting Policies

In preparing financial statements in conformity with accounting principles generally accepted in the United States ("GAAP"), we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. We believe that we consistently apply judgments and estimates and that such consistent application results in financial statements and accompanying notes that fairly represent all periods presented. However, any errors in these judgments and estimates may have a material impact on our statement of operations and financial condition. Our significant accounting policies are described in Note 1 - Summary of Significant Accounting Policies and General in the accompanying Notes to Consolidated Financial Statements. Critical accounting policies, as defined by the Securities and Exchange Commission, are those that are most important to the portrayal of our financial condition and results of operations and require our most difficult and subjective judgments and estimates of matters that are inherently uncertain. We consider the following policies to be the most critical in understanding the judgments that are involved in preparing the consolidated financial statements.

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

Inventory

Our inventories primarily consist of ferrous and non-ferrous, including stainless steel and scrap metals, and are valued at the lower of average purchased cost or net realizable value ("NRV") based on the specific scrap commodity. Quantities of inventories are determined based on our inventory systems and are subject to periodic physical verification using estimation techniques including observation, weighing and other industry methods. We recognize inventory impairment and related adjustments when the NRV, based upon current market pricing, falls below recorded value or when the estimated volume is less than the recorded volume of the inventory. We record the loss in cost of sales in the period during which we identified the loss.

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

We recognize uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC.  The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We have no liability for uncertain tax positions recognized as of December 31, 2017 and 2016.

See also Note 6 - Income Taxes in the accompanying Notes to Consolidated Financial Statements for additional information regarding income taxes and related assets.

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

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenue:

Year ended December 31,	2017	2016
Consolidated Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	94.2%	96.1%
Selling, general and administrative expenses	6.4%	12.3%
Loss before other income (expense)	(0.5)%	(8.4)%

Total revenue increased $18.4 million or 50.5% to $54.9 million for the year ended December 31, 2017 compared to $36.5 million for the year ended December 31, 2016.

Ferrous revenue increased $8.9 million or 69.0% to $21.9 million for the year ended December 31, 2017 compared to $12.9 million for the year ended December 31, 2016.  For the year ended December 31, 2017 compared to the year ended December 31, 2016, the average selling price ("ASP") of ferrous material increased $110 per gross ton, or 57.0%, partially as a result of the shredder restart that led to a favorable shift in the ferrous sales mix and partially due to market improvements. For the year ended December 31, 2017 compared to the year ended December 31, 2016, ferrous material shipments increased 2.3 thousand tons, or 3.2%, despite the negative impact from the shredder restart. The inherent nature of the shredding process produces less saleable product volume but at a higher quality level, thereby increasing the ASP while it decreases the volume of material shipped. Ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Non-ferrous revenue increased $9.8 million or 44.6% to $31.6 for the year ended December 31, 2017 compared to $21.9 million for the year ended December 31, 2016. Non-ferrous material shipments increased by 4.6 million pounds, or 17.8% and the ASP of non-ferrous material increased $0.21 per pound or 24.5% for the year ended December 31, 2017 compared to the year ended December 31, 2016. Non-ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Total cost of sales increased $16.6 million or 47.4% to $51.7 million for the year ended December 31, 2017 compared to $35.1 million for the year ended December 31, 2016.  The increase was a result of volume increases in our ferrous and non-ferrous operations as well as higher average prices on a per-unit basis in our ferrous and non-ferrous operations.

Total cost of sales as a percent of revenue decreased 2.0% for the year ended December 31, 2017 as compared the year ended December 31, 2016. This improvement was a result of generally increasing ASP during 2017 as well as favorable sales mix that resulted from the startup of the shredder. This was partially offset by startup expenses the Company incurred due to the restart of the shredder operations in May 2017. These startup expenses consisted primarily of repairs and maintenance expenses, utilities expenses and personnel expenses.

Selling, general and administration expenses decreased $1.0 million to $3.5 million for the year ended December 31, 2017 as compared to $4.5 million for the year ended December 31, 2016, mainly due to a decrease in share based compensation expense of $296.4 thousand and a decrease in amounts paid to Algar for management expense of $251.6 thousand.

Other expense was $837.0 thousand for the year ended December 31, 2017 compared to $94.0 thousand for the year ended December 31, 2016.  The $743.0 thousand change is primarily a result of a $339.0 thousand increase in interest expense, which is a result of the increased outstanding balance on the line of credit, and a decrease of $399.0 thousand in the gain on insurance proceeds in 2017 compared to 2016.

Significant components of other income (expense), in thousands, were as follows:

	Year Ended December 31, (in thousands)
Description Other Income (Expense)	2017	2016
(Loss) gain from settlements	$(19)	$10
Other	3	6
Total other (expense) income, net	$(16)	$16

The income tax provision decreased $68.0 thousand to a tax provision of $12.0 thousand in 2017 compared to a tax expense of $80.0 thousand in 2016. The effective tax rates in 2017 and 2016 were (1.1)% and (2.5)%, respectively, based on federal and state statutory rates.  Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through December 31, 2017.  We also have state and franchise taxes payable based on gross receipts.  The Company is currently under a property tax audit and has accrued $100.0 thousand as an estimate of potential assessments.

Net loss for the year ended December 31, 2017 was $1.1 million compared to $3.2 million for the same period of 2016, a decrease of $2.1 million or 65.0%.

Financial Condition at December 31, 2017 compared to December 31, 2016

Cash and cash equivalents increased $0.3 million to $0.8 million as of December 31, 2017 compared to $0.5 million as of December 31, 2016.

Net cash used in operating activities was $1.4 million for the year ended December 31, 2017. The net cash used in operating activities is primarily due to a net loss of $1.1 million, an increase in inventories of $1.7 million, an increase in receivables of $0.9 million, and a decrease in payable and accrued expenses to related parties of $405.0 thousand, partially offset by depreciation and amortization of $2.2 million, an increase in accounts payables of $0.2 million, an increase in other current liabilities of $138.0 thousand, share-based option expense of $116.0 thousand, and a decrease in receivables from related parties of $58.0 thousand. The company had $132.0 thousand of capital expenditures in 2017.

Net cash from financing activities was $1.8 million for the year ended December 31, 2017. For the year ended December 31, 2017, we received net proceeds from debt of $2.1 million less capitalized loan fees in the amount of $125.0 thousand, and we made payments on capital lease obligations and related party debt of $204.0 thousand and $33.0 thousand, respectively.

Trade accounts receivable after allowances for doubtful accounts increased $0.9 million or 25.6% to $4.2 million as of December 31, 2017 compared to $3.4 million as of December 31, 2016 due to increased shipments and commodity price increases. In general, the accounts receivable balance fluctuates due to the quantity and timing of shipments, commodity prices and receipt of customer payments.

Inventories consist principally of ferrous and non-ferrous scrap materials. We value inventory at the lower of cost or net realizable value. Inventory increased $1.7 million or 48.6% to $5.1 million as of December 31, 2017 compared to $3.4 million as of December 31, 2016. This increase is primarily driven by higher commodity prices and increased volumes during the fourth quarter of 2017 compared to the fourth quarter of 2016.

Inventory aging for the period ended December 31, 2017 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$4,069	$693	$119	$225	$5,106

Inventory aging for the period ended December 31, 2016 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$3,011	$268	$62	$96	$3,437

Inventory in the "1-30 days" category increased by $1.1 million from December 31, 2016 to December 31, 2017. This increase is primarily due to increased volumes during December 2017 as compared to December 2016.

Accounts payable trade increased $0.2 million or 11.2% to $1.8 million as of December 31, 2017 compared to $1.6 million as of December 31, 2016. The accounts payable balance fluctuates due to quantity and timing of purchases from and payments made to our vendors.

Payable and accrued expenses to related parties decreased $0.4 million to $0.2 million as of December 31, 2017 compared to $0.6 million as of December 31, 2016.  This decrease is largely a result of a decrease in the bonus payable to Algar of $180.0 thousand, a decrease in the accounts payable to the Board of Directors for fees of $94.0 thousand, a decrease in accrued interest to related parties of $63.0 thousand and a decrease in facility rent payable to related parties of $53.0 thousand. See Note 9 - Related Party Transactions in the Consolidated Financial Statements for additional information.

Working capital, defined as current assets less current liabilities, increased $0.5 million to $2.2 million as of December 31, 2017 compared to $1.7 million as of December 31, 2016 as a result of the above noted items.

Contractual Obligations

The following table provides information with respect to our known contractual obligations as of December 31, 2017:

	Payments due by period (in thousands)
Obligation Description:	Total	Less than 1 year	1 - 2 years	3 - 4 years	More than 4 years
Long-term debt obligations	$6,618	$64	$6,554	$—	$—
Operating lease obligations	3,372	582	1,102	900	788
Capital lease obligations	1,119	300	690	121	8
Total	$11,109	$946	$8,346	$1,021	$796

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

We are exposed to commodity price risk, mainly associated with variations in the market price for stainless steel, ferrous and non-ferrous metal, and other commodities. The timing and magnitude of industry cycles are difficult to predict and general economic conditions impact the cycles. We respond to changes in recycled metal selling prices by adjusting purchase prices on a timely basis and by turning rather than holding inventory in expectation of higher prices. However, an adverse impact on our financial results may occur if selling prices fall more quickly than we can adjust purchase prices or if levels of inventory have an anticipated net realizable value that is below average cost.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application for annual reporting periods beginning after December 15, 2016 was permitted. The Company evaluated the impact of the adoption of ASU 2014-09 on the Consolidated Financial Statements and did not record any material impact from the adoption of ASU 2014-09 on the Consolidated Financial Statements as of January 1, 2018.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The Company adopted the standard prospectively in the first quarter of 2017 and noted no material impact from the adoption on the Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company is evaluating the potential impact of ASU 2016-15 on the Consolidated Financial Statements, but does not expect a material impact from the adoption of ASU 2016-15 on the Consolidated Financial Statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

N/A - Not required for smaller reporting companies.

Item 8.         Financial Statements and Supplementary Data

Our consolidated financial statements required to be included in this Item 8 are set forth in Item 15 of this report and incorporated herein by reference.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

(a)	Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2017, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in the 2013 Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2017, and concluded that such internal control over financial reporting was effective as of December 31, 2017.

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

There were no changes in ISA’s internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

Item 9B.         Other Information

Effective following the filing of this Annual Report on Form 10-K, Orson Oliver will resign his positions as Chairman of the Board and Interim Chief Executive Officer; he will remain as a member of the Board of Directors, Vince Tyra will assume the role of Chairman of the Board and Todd L. Phillips will become the Chief Executive Officer, along with his positions as President and Chief Financial Officer.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Set forth below is a list of members of the Board of Directors, together with their ages, all Company positions and offices each person currently holds and the year in which each person joined the Board.

Name and Principal Occupation with Company	Age	Year First Became Director

Orson Oliver	75	2005
Chairman of the Board and Interim Chief Executive Officer

Albert Cozzi	72	2006
Director

Vince Tyra	52	2014
Director

William Yarmuth	66	2014
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

VINCE TYRA has been our director since 2014. Since October 2017, Mr. Tyra has been the interim Athletic Director at the University of Louisville. Mr. Tyra was President of ISCO Industries ("ISCO"), a global, customized piping solutions provider based in Louisville, Kentucky, through 2016.  Prior to his position at ISCO, Mr. Tyra was a Managing Partner at Southfield Capital, a private investment firm based in Greenwich, Connecticut, where he joined in 2007.  Mr. Tyra continues to be an Operating Partner with Southfield Capital, serves on the firm's investment committee and is a board member of various Southfield Capital portfolio companies.  Prior to Southfield Capital, Mr. Tyra was CEO of Broder Bros., Co., a wholesale distributor of imprintable activewear.  Prior to joining Broder, Mr. Tyra served as President of Retail and Activewear at Fruit of the Loom.  Previous to Fruit of the Loom, Mr. Tyra was a principal investor and Executive Vice President of TSM, a Louisville, Kentucky based wholesale distributor of activewear.

WILLIAM YARMUTH has been our director since 2014. Mr. Yarmuth has been the Chairman and Chief Executive Officer at Almost Family Inc. ("Almost Family"), a Louisville, Kentucky-based provider of a range of Medicare-certified home health nursing services to patients in need of recuperative and other care, since 1992.  Mr. Yarmuth has been a director of Almost Family since 1991, when the company acquired National Health Industries, where Mr. Yarmuth was Chairman, President and Chief Executive Officer. Almost Family's common stock is registered under Section 12 of the Exchange Act.

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

Audit Committee

The Audit Committee confers with our independent registered public accounting firm regarding the scope and adequacy of annual audits; reviews reports from such independent accountants; and meets with the independent accountants to review the adequacy of our accounting principles, financial controls and policies. The Audit Committee met four (4) times in 2017. The members of the Audit Committee are Messrs. Tyra, Cozzi and Yarmuth. Mr. Tyra is the chairperson of this committee. All current members of the Audit Committee are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards and the Audit Committee Qualifications of Rule 5605(c)(2). The Board of Directors has determined that Mr. Tyra is qualified as an "audit committee financial expert" based on a thorough review of his education and financial experience and is independent as described in the preceding sentences. Our Audit Committee has a written charter, which is available on our website at www.isa-inc.com under Investors.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company's executive officers.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations
Orson Oliver	2013	75

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

Todd L. Phillips	2014	42

Mr. Phillips joined ISA as Chief Financial Officer on December 31, 2014; he was also appointed President in September 2016. Mr. Phillips joined ISA from CRS Reprocessing, LLC, where he held the positions of Chief Operating Officer and Chief Financial Officer from January 2009 to December 2014.  CRS is a private-equity backed company with operations in the United States, Europe and Asia.  Prior to CRS, Mr. Phillips was Chief Financial Officer at Genscape, Inc. from March 2004 to January 2009, a global information provider to energy commodity traders.  Genscape was backed by private equity firm Oaktree Capital and was honored twice during Mr. Phillips’s tenure as an Inc. 500 company, recognizing Genscape as one of the 500 fastest growing companies in the United States. Mr. Phillips was the corporate controller for Metal Sales Manufacturing Corporation from March 2002 to March 2004.  Mr. Phillips began his career at Arthur Andersen LLP from December 1997 through March 2002 following his graduation from the University of Kentucky.  He is a Certified Public Accountant and holds degrees in accounting and business administration, with a focus on finance, from the University of Kentucky.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, certain officers and persons who own more than ten percent (10%) of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in ownership of our common stock held by such persons. Officers, directors and greater than 10% shareholders must furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations from reporting persons that no other reports including Forms 5 were required, all Section 16(a) filing requirements applicable to all of our officer, directors and greater than 10% shareholders were timely complied with during 2017.

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

Item 11.         Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION

In accordance with SEC regulations, the following table summarizes the compensation awarded to, paid to, or earned by: (i) all persons who served as our principal executive officer during 2017 and (ii) our executive officers whose total compensation exceeded $100,000 in 2017 (collectively the "Named Executive Officers").  No other persons served as executive officers during 2017.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Share-Based Compensation ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Orson Oliver	2017	$—	$—	$—	$—	$37,500	(1)	$37,500
Interim Chief Executive Officer	2016	—	—	—	—	52,400	(1)	52,400

Todd L. Phillips	2017	$220,000	$110,000	$—	$125,000	$—	(2)	$455,000
President, Secretary, and Chief Financial Officer	2016	220,000	110,000	189,000	100,000	—	(2)	619,000

(1) Mr. Oliver was appointed interim CEO in June 2013.  He does not receive any compensation for serving in this role.  Amounts reflect director's fees earned of $37.5 thousand in 2017 and $52.4 thousand in 2016.

(2)  Mr. Phillips was appointed President in September 2016, was appointed Secretary in June 2016, and continues to be Chief Financial Officer, a position he has held since December 31, 2014. Amounts shown under Share-Based Compensation represent the grant date fair value of Restricted Stock Units granted on June 15, 2016.  For additional information, see Note 10 - Share-based Compensation and Other Compensation Agreements in the accompanying Notes to Consolidated Financial Statements for 2017. Amounts shown under Bonus represent a discretionary cash bonus awarded to Mr. Phillips during 2017 and 2016. Amounts shown under Non-Equity Incentive Plan Compensation represents retention bonuses earned by Mr. Phillips during 2017 and 2016.  See Annual Incentive Bonuses section below for further detail.

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

Compensation Committee

The members of the Compensation Committee are Messrs. Cozzi, Tyra and Yarmuth. The Compensation Committee is responsible for making recommendations to the Board regarding salaries and bonuses that we pay to our executive officers. This committee held two duly called meetings in 2017 and seven telephonic meetings.  Mr. Cozzi is the committee chairperson. All functions of the Compensation Committee are performed by the committee as a whole.  However, the Compensation Committee confers with our interim Chief Executive Officer and President to obtain additional input for the committee's decision-making process and recording our processes and procedures for determination of executive and director compensation, including the scope of authority of the Compensation Committee, the extent to which the Compensation Committee may delegate any authority, and any role of executive officers in determining or recommending the amount or form of executive and director compensation. The Compensation Committee has delegated to our President decisions regarding non-executive employee compensation. None of our executive officers served as a member of the Compensation Committee of another entity. Our Compensation Committee has a written charter, which is available on our website at www.isa-inc.com under Investors.

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

The Compensation Committee subsequently retained a second consultant, RS Finance & Consulting, LLC, to supplement Bostonian Group's data by identifying additional public companies with gross margins and number of employees that were similar to those of the Company, and analyzing the compensation practices of those companies. At the request of our then President, RS Finance & Consulting updated its data in connection with the negotiation of our CFO's employment agreement in 2014.

During 2017, the Compensation Committee engaged FW Cook to perform a board compensation study and a market assessment on executive compensation plans. FW Cook used a peer group of companies to determine the benchmark range and design of competitive salaries and incentives from which to determine the appropriate salaries and incentives for the Company's executives and managers. FW Cook identified thirteen public companies as a peer group that was similar to the Company.  The peer group consists of Schnitzer Steel Industries, Inc., Casella Waste Systems, Inc., US Ecology, Inc., Haynes International, Inc., Insteel Industries, Inc., Heritage-Crystal Clean, Inc., Universal Stainless & Alloy Products, Inc., Quest Resource Holding Corporation, Synalloy Corporation, Hudson Technologies Inc., Friedman Industries, Incorporated, Avalon Holdings Corporation and Perma-Fix Environmental Services, Inc. These companies range between revenues of $52 million and $1.7 billion.  ISA is small relative to the median revenue of the peer group.  Therefore, FW Cook determined that the 25th percentile of this peer group is a suitable data point.  Further, FW Cook recommended amounts and design of compensation structure for named executive officers based on the 25th percentile of the peer group.

Executive Employment Agreement and Stock Option Agreements with Chief Financial Officer

On December 31, 2014, in connection with the hiring of a new Chief Financial Officer, our then President negotiated and we entered into an Executive Employment Agreement with Mr. Phillips having successive one-year terms, which are automatically extended unless earlier terminated by either party in accordance with the agreement.

Mr. Phillips' annual base salary increased from an annual rate of $200.0 thousand to an annual rate of $220.0 thousand on July 1, 2015. Mr. Phillips is eligible to receive an annual bonus with a target of 50% of his then-current annual base salary. The Company’s Compensation Committee may determine, in its sole discretion, whether the CFO will receive an annual bonus.

At the time of entry into his employment agreement, we entered into two Stock Option Agreements with our CFO, dated December 31, 2014 and January 2, 2015, respectively.  Under these agreements, our CFO received a grant of an aggregate of 170.0 thousand non-incentive stock options, with vesting scheduled over a three-year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three-year anniversary of the grant date. The stock option agreement dated December 31, 2014 granted our CFO 150.0 thousand stock options at an exercise price per share of $5.97. The stock option agreement dated January 2, 2015 granted our CFO 20.0 thousand stock options at an exercise price per share of $5.71. The exercise price per share of the options is equal to the fair market value of the Company’s common stock on the grant date. These options were cancelled on June 15, 2016.

On June 15, 2016, at the Company's annual meeting, the Company's shareholders approved a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange allowed the Company to cancel 170.0 thousand stock options, including 20.0 thousand granted in January 2015, previously granted to the CFO in exchange for the grant of 90.0 thousand Restricted Stock Units ("RSUs") to the CFO.   The RSUs vest as follows if and to the extent that the CFO remains employed by the Company through each of the following dates: (i) on July 1, 2016, 50.00% (45,000) of the RSUs vested and became nonforfeitable; (ii) on December 31, 2016, 12.50% (11,250) of the RSUs vested and became nonforfeitable; (iii) on June 30, 2017, 12.50% (11,250) of the RSUs vested and became nonforfeitable; (iv) on December 31, 2017, 12.50% (11,250) of the RSUs vested and became nonforfeitable; and (v) on June 15, 2018, 12.50% (11,250) of the RSUs vest and become nonforfeitable.  Each RSU represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan.  The CFO has continued his employment by the Company through December 31, 2017 and the related 78,750 RSUs have vested and become nonforfeitable.

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

Mr. Phillips’s base salary was $220.0 thousand per year during 2016 and 2017.

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

The Compensation Committee may also establish individual performance goals for executives and other employees in connection with annual incentive compensation.  The Compensation Committee awarded Mr. Phillips a discretionary bonus earned during 2017 and to be paid in 2018 of $110.0 thousand.  The Compensation Committee awarded Mr. Phillips a discretionary bonus earned during 2016 and paid in 2017 of $110.0 thousand.

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

Perquisites

The Company provides certain members of management various perquisites that are provided by similar companies throughout the industry and include health, dental, vision, life and disability insurance.  We furnish these benefits to provide an additional incentive for our management and to remain competitive in the general marketplace for managerial talent.

401(k) Savings Plans

Our CFO is eligible to participate in our defined contribution retirement plan under Section 401(k) of the Internal Revenue Code on the same basis as all other eligible employees. Eligible employees may contribute 100.0% of their annual salary to meet the IRS limit of $18,000. We do not currently provide an employer match.

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

Under a Retention Agreement with our CFO dated as of March 25, 2016, the Company paid our CFO bonuses of $100.0 thousand and $125.0 thousand on each of December 31, 2016 and December 31, 2017, respectively, as he remained employed with the Company on those dates.

Outstanding Equity Awards at Fiscal Year-End 2017

The following table provides information with respect to outstanding equity awards for each Named Executive Officer as of December 31, 2017.

Name	Option and RSU Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Orson Oliver (1) Interim CEO	86,000	$4.68	May 16, 2019	—	—

Todd L. Phillips (2) President, Secretary, and Chief Financial Officer	—	NA	NA	11,250	18,450

(1) Mr. Oliver was awarded 86,000 options to purchase shares of our Common Stock on May 16, 2014. The market value of the stock options is based on a closing price of $4.68 per share on grant date. These shares were fully vested on the grant date.

(2) Mr. Phillips has 11,250 RSUs outstanding at December 31, 2017. The RSUs vest if Mr. Phillips remains employed by the Company through June 15, 2018. Market value was computed using the Company’s closing stock price on December 29, 2017, the last trading date before the Company’s fiscal year ended, which was $1.64.

2017 Director Compensation Table

The following table summarizes the compensation earned by or awarded to each director, other than a Named Executive Officer, during 2017.

Name	Fees Earned or Paid in Cash ($) (1)	Option Awards ($)	All Other Compensation ($)	Total ($)

Orson Oliver	$37,500	$—	$—	$37,500
Vince Tyra	58,000	—	—	58,000
William Yarmuth	51,500	—	—	51,500
Albert Cozzi	52,750	—	—	52,750

Beginning with the June 2016 Board meeting, the Company revised its Board compensation policy to provide for payments to Board members of $5,000 per Board meeting and $2,000 per committee meeting. For service on the Board’s Special Committee, the Chairman of that committee, Mr. Tyra, received a monthly retainer of $5,000 per month, and other members, Messrs. Cozzi and Yarmuth, of that committee received $3,000 per month.  This Board compensation policy ended September 30, 2017.

During 2017, the Compensation Committee engaged FW Cook to perform a board compensation study.  FW Cook recommended a compensation program based on the 25th percentile of a NACD Director Compensation study for Micro Companies ($50-500 million in revenues). Effective October 1, 2017, the Company revised its Board compensation policy based on FW Cook's recommendation to provide an annual retainer of $50,000 per Board member, an additional $10,000 annual retainer to the chairman of the audit committee, and an additional $5,000 annual retainer to the chairman, if any, of other standing committees.  These payments are to be paid in quarterly installments, in advance upon the first day of each quarter.  No additional fees are to be paid for individual meeting attendance. In addition, each director will receive an annual grant of RSUs equal to $25.0 thousand that vest over one year.

Item 12.         Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Shares Available for Grant and Options/Warrants Outstanding

The following information is provided as of December 31, 2017 with respect to our existing compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	412,000	$4.75	1,753,996
Equity compensation plans not approved by security holders	—	—	—
Total	412,000	$4.75	1,753,996

The Company had 22,650 Restricted Stock Units outstanding at December 31, 2017.

VOTING SECURITIES

The following table sets forth information regarding beneficial ownership of our common stock as of February 16, 2018 for (i) each of our Named Executive Officers, directors and nominees for director, (ii) each person known to management to own of record or beneficially more than five percent of our outstanding shares, and (iii) all of our executive officers and directors as a group.

Name	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percentage of Class (1)

Orson Oliver 7100 Grade Lane Louisville, KY 40213	1,951,705	(4)	23.87%	(4)

Todd Phillips	78,393		*

Albert Cozzi	191,752	(5)	2.35%	(5)

William Yarmuth	33,953	(6)	*	(6)

Vince Tyra	30,000	(7)	*	(7)

All directors and executive officers as a group	2,285,803	(8)	27.53%	(8)

* denotes less than 1% ownership

Name and Address	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percentage of Class (1)

Other Beneficial Ownership over 5%:
Recycling Capital Partners, LLC 295 S. Commerce Drive Waterloo, IN 46793	1,714,286	(9)	19.16%	(9)

Daniel M. Rifkin 295 S. Commerce Drive Waterloo, IN 46793	1,714,286	(9)	19.16%	(9)

Harry Kletter Family Ltd. Ptnsp 7100 Grade Lane Louisville, KY 40213	750,000	(10)	9.27%	(10)

K&R, LLC 7100 Grade Lane Louisville, KY 40213	549,168	(10)	6.79%	(10)

The Estate of Harry Kletter 7100 Grade Lane Louisville, KY 40213	517,788	(10)	6.40%	(10)

David Russell P.O. Box 280481 Northridge, CA 91328	795,197	(11)	9.83%	(11)

35

(1)

The table reflects share ownership and the percentage of such share ownership as of February 16, 2018. We have determined the percentages on the basis of 8,089,129 shares of our Common Stock outstanding and exclusive of 30,690 shares of Common Stock held as Treasury stock.

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

(4)

Includes options to purchase 86,000 shares exercisable within 60 days of February 16, 2018 and 3,750 shares held in Trusts for Mr. Oliver's daughter and minor grandchildren for which Mr. Oliver is the trustee.  Also includes 517,788 shares held by the Estate of Harry Kletter of which Mr. Oliver is executor, 750,000 shares owned by The Harry Kletter Family Limited Partnership of which Mr. Oliver is general partner, and 549,168 shares owned by K&R, LLC which is controlled by Mr. Oliver.

(5)	Includes options to purchase 68,000 shares exercisable within 60 days of February 16, 2018.

(6)	Includes options to purchase 30,000 shares exercisable within 60 days of February 16, 2018.

(7)	Includes options to purchase 30,000 shares exercisable within 60 days of February 16, 2018.

(8)	Includes the options described in notes 4 through 10 above to purchase 214,000 shares exercisable within 60 days of February 16, 2018.

(9)

Based on information set forth on Schedule 13D/A filed with the SEC on October 14, 2014.  As sole manager of Recycling Capital Partners, LLC, Daniel M. Rifkin shares voting and dispositive power over these shares.  Includes warrants to purchase 857,143 shares exercisable within 60 days of February 16, 2018.

(10)

Includes 517,788 shares held by the Estate of Harry Kletter of which Mr. Oliver is executor, 750,000 shares owned by The Harry Kletter Family Limited Partnership of which Mr. Oliver is general partner, and 549,168 shares owned by K&R, LLC which is controlled by Mr. Oliver.

(11)

Based on information obtained via email confirmation on February 19, 2018 from David Russell.  Includes the following beneficially owned shares of our common stock: 446,676 shares held in a trust, 102,588 shares held in custodial accounts for Dr. Russell's minor children, and 215,833 shares held in various retirement plans for Dr. Russell's benefit.

Item 13.         Certain Relationships and Related Transactions, and Director Independence

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

For more information related to related party transactions, see Note 9 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements, which information is hereby incorporated by reference.

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

The members of the Compensation Committee are Messrs. Cozzi, Tyra, and Yarmuth. All current members of the Compensation Committee are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards and the Compensation Committee Qualifications of Rule 5605(d)(2)(A).

The members of the Nominating Committee are Messrs. Cozzi and Tyra. This committee does not have a chairperson. The Nominating Committee met one (1) time in 2017. One new director nomination was submitted in 2017. Messrs. Cozzi and Tyra are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards.

Item 14.         Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS FEES

The aggregate fees billed for professional services by principal accountants MCM CPAs & Advisors LLP in 2017 and 2016 are as follows:

Audit Fees: $129,425 and $129,325 to principal accountants MCM CPAs & Advisors LLP for the years ended December 31, 2017 and 2016, respectively, for services rendered for the annual audit of our financial statements and the quarterly reviews of the financial statements included in our quarterly reports on Form 10-Q.

Audit Related Fees:  $0 and $8,700 to principal accountants MCM CPAs & Advisors LLP for the annual audit of our 401(k) retirement plan for the years ended December 31, 2017 and 2016, respectively.

Tax Fees:  No tax services were provided by principal accountants MCM CPAs & Advisors LLP for the years ended December 31, 2017 and 2016.

All Other Fees: No other services were provided by principal accountants MCM CPAs & Advisors LLP for the years ended December 31, 2017 and 2016.

The Audit Committee is responsible for pre-approving all auditing services and permitted non-audit services that our independent registered public accountants are to perform, except as described below.

The Audit Committee has established general guidelines for the permissible scope and nature of any permitted non-audit services in connection with its annual review of the audit plan and will review such guidelines with the Board of Directors. The full Audit Committee, or in its absence, the chair of the Audit Committee, may pre-approve non-audit services. No pre-approval is necessary for the provision of non-audit services if (1) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount of revenues paid by us to the registered public accountants during the fiscal year in which the accountants provide the non-audit services, (2) we did not recognize such services at the time of engagement to be non-audit services, and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit. MCM CPAs & Advisors LLP did not provide any such services in 2017.

PART IV

Item 15.         Exhibits and Consolidated Financial Statement Schedules

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

Item 16.         Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:	March 26, 2018	By :	/s/ Orson Oliver

Orson Oliver, Chairman of the Board and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Orson Oliver	Chairman of the Board and Interim Chief Executive Officer	March 26, 2018
Orson Oliver	(Principal Executive Officer)

/s/ Todd L. Phillips	President and Chief Financial Officer	March 26, 2018
Todd L. Phillips	(Principal Financial and Accounting Officer)

/s/ Albert Cozzi	Director	March 26, 2018
Albert Cozzi

/s/ Vince Tyra	Director	March 26, 2018
Vince Tyra

/s/ William Yarmuth	Director	March 26, 2018
William Yarmuth

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
2.1	**

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

10.8	**	First Amendment to Executive Employment Agreement, dated February 1, 2017, between the Company and Todd Phillips.*

10.9	**

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

Restricted Stock Unit Grant Agreement, dated as of June 15, 2016, between Industrial Services of America, Inc. and Todd L. Phillips. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 16, 2016) (File No. 0-20979)*

10.25	**

Industrial Services of America, Inc. Amended and Restated Long Term Incentive Plan, restated as of June 15, 2016. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on June 16, 2016) (File No. 0-20979)*

10.26	**

Agreement to Terminate Management Services Agreement dated as of September 30, 2016, by and among: (i) Algar, Inc., (ii) Sean Garber, and (iii) Industrial Services of America, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on October 4, 2016) (File No. 0-20979)

10.27	**

First Amendment to the Loan and Security Agreement dated as of March 31, 2017 between the Company, its subsidiaries and MidCap Business Credit LLC. (Incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K as filed on March 31, 2017) (File No. 0-20979)

10.28	**

934 Crane Purchase Agreement dated June 23, 2017 by and between the Company and K&R, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on June 23, 2017) (File No. 0-20979)

10.29	**

Komatsu Purchase Agreement dated June 23, 2017 by and between the Company and K&R, LLC. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on June 23, 2017) (File No. 0-20979)

44

10.30	**

All Net Lease, effective as of October 1, 2017, between the Company and 7100 Grade Lane LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on November 1, 2017)(File No. 0-20979)

10.31	**

Back Rent Payment Agreement, effective as of October 1, 2017, between the Company and 7100 Grade Lane LLC, including the Promissory Note, effective October 1, 2017, in the principal amount of $345,808 attached thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on November 1, 2017)(File No. 0-20979)

11		Statement of Computation of Earnings Per Share (See Note 8 in the accompanying Notes to Consolidated Financial Statements).

21		List of subsidiaries of Industrial Services of America, Inc.

23		Consent of Independent Registered Public Accounting Firm.

31.1		Rule 13a-14a Certification of Orson Oliver for the Form 10-K for the year ended December 31, 2017

31.2		Rule 13a-14a Certification of Todd L. Phillips for the Form 10-K for the year ended December 31, 2017

32.1		Section 1350 Certification of Orson Oliver and Todd L. Phillips for the Form 10-K for the year ended December 31, 2017.

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Document

101.DEF		XBRL Taxonomy Extension Definitions Document

101.LAB		XBRL Taxonomy Extension Labels Document

101.PRE		XBRL Taxonomy Extension Presentation Document

*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(b)(10)(iii) of Regulation S-K.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Industrial Services of America, Inc. and Subsidiaries

Louisville, Kentucky

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries (“the Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ MCM CPAs & Advisors LLP

We have served as the Company's auditor since 2005.

Louisville, Kentucky

March 26, 2018

F - 1

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$841	$526
Income tax receivable	—	14
Accounts receivable – trade after allowance for doubtful accounts of $60.0 thousand and $35.0 thousand in 2017 and 2016, respectively	4,220	3,361
Receivables and other assets from related parties (Note 9)	92	150
Inventories (Note 1)	5,106	3,437
Prepaid expenses and other current assets	182	216
Total current assets	10,441	7,704
Net property and equipment (Note 1)	11,212	13,068
Other assets
Deferred income taxes (Note 6)	27	27
Other non-current assets	187	57
Total other assets	214	84
Total assets	$21,867	$20,856

See accompanying notes to consolidated financial statements.

F - 2

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016
LIABILITIES AND SHAREHOLDERS’ EQUITY	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt (Note 3)	$5,018	$2,942
Current maturities of long-term debt, related parties (Note 3 and 9)	64	—
Current maturities of capital lease obligations (Note 4)	300	198
Bank overdrafts	148	79
Accounts payable	1,784	1,605
Payable and accrued expenses to related parties (Note 9)	173	578
Income tax payable	2	—
Other current liabilities	765	627
Total current liabilities	8,254	6,029
Long-term liabilities
Long-term debt, net of current maturities, related parties (Note 3 and 9)	1,536	1,504
Capital lease obligations, net of current maturities (Note 4)	819	1,050
Total long-term liabilities	2,355	2,554
Shareholders’ equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2017 and 2016; 8,089,129 and 8,074,541 shares issued and outstanding in 2017 and 2016, respectively	27	27
Additional paid-in capital	24,028	23,912
Stock warrants outstanding	1,025	1,025
Retained losses	(13,778)	(12,647)
Treasury stock at cost, 30,690 shares in 2017 and 2016	(44)	(44)
Total shareholders’ equity	11,258	12,273
Total liabilities and shareholders’ equity	$21,867	$20,856

See accompanying notes to consolidated financial statements.

F - 3

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2017 and 2016

	2017	2016
	(in thousands, except per share information)
Revenue from product sales
Revenue from ferrous operations	$21,885	$12,947
Revenue from non-ferrous operations	31,620	21,870
Revenue from auto parts operations and other revenue	1,430	1,688
Total revenue from product sales	54,935	36,505
Cost of sales for product sales	51,727	35,086
Gross profit	3,208	1,419
Selling, general, and administrative expenses	3,490	4,475
Loss before other income (expense)	(282)	(3,056)
Other income (expense)
Interest expense, including loan fee amortization	(848)	(509)
Gain on sale of assets	27	—
Gain on insurance proceeds	—	399
Other (expense) income, net	(16)	16
Total other expense, net	(837)	(94)
Loss before income taxes	(1,119)	(3,150)
Income tax provision (Note 6)	12	80
Net Loss	$(1,131)	$(3,230)

Net loss per share of common stock:
Basic loss per share	$(0.14)	$(0.40)
Diluted loss per share	$(0.14)	$(0.40)

Weighted average shares outstanding:
Basic	8,078	8,048
Diluted	8,078	8,048

See accompanying notes to consolidated financial statements.

F - 4

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2017 and 2016

(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount				Shares	Cost	Total Shareholders' Equity
Balance as of December 31, 2015	8,049,622	$27	$23,555	$1,025	$(9,417)	(30,690)	$(44)	$15,146
Common stock	55,609	—	—	—	—	—	—	—
Share-based compensation	—	—	357	—	—	—	—	357
Net loss	—	—	—	—	(3,230)	—	—	(3,230)
Balance as of December 31, 2016	8,105,231	$27	$23,912	$1,025	$(12,647)	(30,690)	$(44)	$12,273
Common stock	14,588	—	—	—	—	—	—	—
Share-based compensation	—	—	116	—	—	—	—	116
Net loss	—	—	—	—	(1,131)	—	—	(1,131)
Balance as of December 31, 2017	8,119,819	$27	$24,028	$1,025	$(13,778)	(30,690)	$(44)	$11,258

See accompanying notes to consolidated financial statements.

F - 5

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2017 and 2016

	2017	2016
	(in thousands)
Cash flows from operating activities
Net loss	$(1,131)	$(3,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	25	—
Depreciation and amortization	2,191	2,297
Share-based compensation expense	116	357
Gain on sale of assets	(27)	—
Gain from insurance proceeds	—	(399)
Deferred income taxes	—	70
Amortization of loan fees included in interest expense	124	130
Change in assets and liabilities
Receivables	(884)	(1,692)
Receivables from related parties	58	58
Inventories	(1,669)	(1,027)
Income tax receivable/payable	16	—
Prepaid expenses and other assets	(95)	80
Accounts payable	179	(547)
Payables and accrued expenses to related parties	(405)	160
Other current liabilities	138	433
Net cash used in operating activities	(1,364)	(3,310)
Cash flows from investing activities
Proceeds from insurance claim	—	479
Proceeds from sale of property and equipment	28	—
Purchases of property and equipment	(132)	(8)
Net cash (used in) from investing activities	(104)	471
Cash flows from financing activities
Loan fees capitalized	(125)	(241)
Change in bank overdrafts	69	79
Payments on long-term debt	—	(20)
Payments on long-term debt, related parties	(33)	—
Payments on capital lease obligations	(204)	(37)
Proceeds from revolving line of credit, net	2,076	2,942
Net cash from financing activities	1,783	2,723
Net change in cash and cash equivalents	315	(116)
Cash and cash equivalents at beginning of year	526	642
Cash and cash equivalents at end of year	$841	$526

See accompanying notes to consolidated financial statements.

F - 6

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2017 and 2016

	2017	2016
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$755	$300
Tax refunds received	5	5
Cash paid for income taxes	2	15
Supplemental disclosure of noncash investing and financing activities:
Equipment financed by related party debt	129	—
Equipment additions financed by capital lease obligations	75	1,285
Conversion of related party payables to long-term debt, related parties	—	1,504

See accompanying notes to consolidated financial statements.

F - 7

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Nature of Business

Industrial Services of America, Inc. (a Florida corporation) and its subsidiaries ("ISA" or the "Company")  buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities at four Kentucky and Indiana locations. Additionally, ISA operates one Pick.Pull.Save used automobile parts yard. All of these activities operate under the Company's Recycling Segment.

The Company's core business is now focused on the metal recycling industry. During 2016, the Company announced that the Company formed a special committee of independent board members to evaluate various growth and strategic options. During the first quarter of 2017, the special committee concluded its work and reported to the Board. The Board accepted the special committee's recommendation to focus on returning the core recycling business to profitability. The Company intends to do this by increasing efficiencies and productivity, which included the commercial restart of the Company's auto shredder in the second quarter of 2017, which had been previously idled in 2015.  The Company intends to run the auto shredder in the normal course of business subject to market conditions and operating needs. ISA will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions.

In connection with the evaluation of strategic alternatives, on September 30, 2016, the Company and Algar, Inc. ("Algar") mutually agreed to terminate the Management Services Agreement between them dated as of December 1, 2013 (the "Management Agreement"), pursuant to the Agreement to Terminate Management Services among the Company, Algar, and Sean Garber dated as of September 30, 2016 (the "Termination Agreement"). See Note 9 - Related Party Transactions for further details.  Effective September 30, 2016, Mr. Garber resigned from all positions with the Company, including as President. Also, on September 30, 2016, the Company’s Chief Financial Officer was appointed to serve in the additional role as President.

Liquidity Risk Factors

Management believes it will have adequate liquidity for at least one year beyond the date this Form 10-K is issued. This determination is based on improved operating results during 2017, operating and cash flow projections for 2018 and 2019, and the amended credit facility with MidCap Business Credit LLC ("MidCap") which extended the contractual maturity date to February 28, 2020 and increased the borrowing availability as described in Note 3 - Long-term Debt and Notes Payable to Bank.

Revenue Recognition

The Company recognizes revenue from processed ferrous and non-ferrous scrap metal sales when title passes to the customer, which generally is upon delivery of the related materials. The Company also recognizes revenue on auto parts when title passes to the customer.

Fair Value of Financial Instruments

The Company carries certain of its financial assets and liabilities at fair value on a recurring basis. Cash and cash equivalents are carried at cost which approximates fair value. Long-term debt is carried at cost, and the fair value is disclosed herein. In addition, the Company measures certain assets, such as long-lived assets, at fair value on a non-recurring basis to evaluate those assets for potential impairment. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

In accordance with applicable accounting standards, the Company categorizes its financial assets and liabilities into the following fair value hierarchy:

Level 1 – Financial assets and liabilities with values based on unadjusted quoted prices for identical assets or liabilities in an active market. Examples of Level 1 financial instruments include active exchange-traded securities.

F - 8

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

The Company uses the fair value methodology outlined in the related accounting standards to value the assets and liabilities for cash and debt. All of the Company's cash is defined as Level 1 and all debt is defined as Level 2.

In accordance with this guidance, the following tables represent the fair value hierarchy for Level 1 and Level 2 financial instruments, in thousands, at December 31, 2017 and 2016:

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
2017:	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$841	$—	$841
Liabilities
Current maturities of long-term debt	$—	$(5,018)	$(5,018)
Long-term debt, related parties	—	(1,331)	(1,331)

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
2016:	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$526	$—	$526
Liabilities
Current maturities of long-term debt	$—	$(2,942)	$(2,942)
Long-term debt, related parties	—	(1,171)	(1,171)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements. We have had no activity in Level 3, fair value measurements for the years ended December 31, 2017 or 2016.

F - 9

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

Reclassifications

The Company has reclassified certain items within the accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements for the prior year in order to be comparable with the current presentation. These reclassifications had no effect on previously reported net income (loss) or shareholders' equity.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due from U.S. customers from product sales. The allowance for doubtful accounts totaled $60.0 thousand and $35.0 thousand at December 31, 2017 and 2016, respectively. The determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, estimated settlement adjustments, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables, nor is collateral for receivables normally required. Potential credit losses from significant customers could adversely affect results of operations or financial condition. While the Company believes the allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact future earnings. In general, the Company considers accounts receivable past due which are 30 to 60 days after the invoice date. Losses are charged off to the allowance when it is deemed further collection efforts will not provide additional recoveries.

Major Customer

The Company had sales to a major customer that totaled approximately 16.3% and 12.5% of net sales for the years ended December 31, 2017 and 2016, respectively. The accounts receivable balance related to the major customer was $0.8 million and $0.4 million as of December 31, 2017 and 2016, respectively.

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

F - 10

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Certain assumptions are made regarding future demand and net realizable value in order to assess whether inventory is properly recorded at the lower of cost or NRV. Assumptions are based on historical experience, current market conditions and remaining costs of processing (if any) and disposal. If the anticipated future selling prices of scrap metal and finished steel products should decline, the Company would re-assess the recorded NRV of the inventory and make any adjustments believed necessary in order to reduce the value of the inventory (and increase cost of sales) to the lower of cost or NRV. The Company did not have a lower of cost or NRV inventory write-down for the years ended December 31, 2017 and 2016.

Some commodities are in saleable condition at acquisition. The Company purchases these commodities in small amounts until it has a truckload of material available for shipment. Some commodities are not in saleable condition at acquisition. These commodities must be shredded, torched or baled. ISA does not have work-in-process inventory that needs to be manufactured to become finished goods. The Company includes processing costs in inventory for all commodities based upon weight.

Inventories for ferrous and non-ferrous materials as of December 31, 2017 and 2016 consist of the following:

	December 31, 2017	December 31, 2016
	(in thousands)
Raw materials	$3,046	$2,222
Finished goods	1,366	805
Processing costs	694	410
Total inventories for sale	$5,106	$3,437

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property.

Property and equipment, in thousands, as of December 31, 2017 and 2016 consist of the following:

	Life	2017	2016
		(in thousands)
Land		$4,993	$4,993
Equipment and vehicles	1-10 years	26,738	26,606
Office equipment	1-7 years	1,457	1,624
Building and leasehold improvements	5-40 years	7,685	7,708
		$40,873	$40,931
Less accumulated depreciation		29,661	27,863
		$11,212	$13,068

Depreciation expense for the years ended December 31, 2017 and 2016 was $2.2 million and $2.3 million, respectively. Of the $2.2 million of depreciation expense recognized in 2017, $2.1 million was recorded in cost of sales, and $0.1 million was recorded in general and administrative expense. Of the $2.3 million of depreciation expense recognized in 2016, $2.2 million was recorded in cost of sales, and $0.1 million was recorded in general and administrative expense.

F - 11

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Certain Banking Expenses

The Company has included certain banking costs relating to our loans and loan restructuring within interest expense. The loan fees amortization totaled $123.9 thousand and $130.1 thousand for the years ended December 31, 2017 and 2016, respectively. In 2016, the Company incurred $240.5 thousand in banking expenses when the Company entered into a loan with MidCap. In 2017, the Company capitalized loan fees of $124.9 thousand of which the Company incurred $59.7 thousand in banking expenses when the Company entered into a loan amendment with Midcap.

Shipping and Handling Fees and Costs

Shipping and handling charges incurred by the Company are included in cost of sales and shipping charges billed to the customer are included in revenues in the accompanying consolidated statements of operations.

Derivative and Hedging Activities

The Company is exposed to market risk stemming from changes in metal commodity prices, and interest rates. In the normal course of business, the Company actively manages its exposure to interest rate risks by entering into various hedging transactions, authorized under established policies that place clear controls on these activities. Derivative financial instruments previously used consist of interest rate swap contracts. Derivative financial instruments are accounted for under the provisions of the FASB's authoritative guidance titled “ASC 815 - Derivatives and Hedging.” Under these standards, derivatives are carried on the balance sheet at fair value. The Company's interest rate swaps were designated as a cash flow hedge, and the effective portions of changes in the fair value of the derivatives were recorded as a component of other comprehensive income or loss and were recognized in the statement of operations when the hedged item affected earnings. Ineffective portions of changes in the fair value of cash flow hedges were recognized in gain or loss on derivative liabilities. Cash flows related to derivatives were included in operating activities.  As of December 31, 2017 and 2016, the Company did not have any interest rate swap instruments.

During 2017 and 2016, the Company did not use derivative instruments in the form of exchange traded commodity futures to assist in managing commodity price risk. The Company does not enter into any commodity hedges for trading purposes.

Income Taxes

Deferred income taxes are recorded to recognize the tax consequences on future years of differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as “temporary differences,” and for net operating loss carry-forwards subject to an ongoing assessment of realizability. Deferred income taxes are measured by applying currently enacted tax laws. The Company uses the deferral method of accounting for available state tax credits relating to the purchase of the shredder equipment.

The FASB has issued guidance, included in the ASC, related to the accounting for uncertainty in income taxes recognized in financial statements. The Company recognizes uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC. The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. The Company has no liability for uncertain tax positions recognized as of December 31, 2017 and 2016.

As a policy, the Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expenses. See also Note 6 - Income Taxes for additional information relating to income taxes.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding plus the dilutive effect of stock options, restricted stock units and warrants.

F - 12

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

The Company uses the Modified Black-Scholes-Merton option-pricing model to value the Company's stock options for each employee stock option award. See Note 10 - Share-based Compensation and Other Compensation Agreements. Using these option pricing models, the fair value of each stock option award is estimated on the date of grant.

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

Subject to shareholder approval and restrictions on exercisability set forth in a Stock Option Agreement entered into on December 2, 2013 between the Company and Algar (the “Stock Option Agreement”), the Company granted Algar an option to purchase a total of 1.5 million shares (in four tranches) of Company common stock (the "Algar Options") at an exercise price per share of $5.00. The Algar Options were not issued under the LTIP. The Company's shareholders approved the Algar Options on October 15, 2014.  On September 30, 2016, the Company and Algar mutually agreed to terminate the Management Agreement between them dated as of December 1, 2013. As part of the agreement to terminate the Management Agreement, the Stock Option Agreement was also terminated.  See Note 9 - Related Party Transactions for further details.

The Company used the Lattice-Based model to value the Company's stock options for the Algar Options due to market and performance conditions prior to September 30, 2016. See Note 10 - Share-based Compensation and Other Compensation Agreements. The fair value of the Algar Options was estimated at the end of each quarter for the third and fourth tranches due to ongoing performance conditions. For the first two tranches, the conditions for vesting were met.

F - 13

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Subsequent Events

The Company has evaluated the period from December 31, 2017 through the date the financial statements herein were issued and noted no subsequent events requiring recognition or disclosure in the financial statements.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application for annual periods beginning after December 15, 2016 was permitted. The Company evaluated the impact of the adoption of ASU 2014-09 on the Consolidated Financial Statements and did not record any material impact from the adoption of ASU 2014-09 on the Consolidated Financial Statements as of January 1, 2018.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that deferred tax assets and liabilities be classified as noncurrent on the consolidated balance sheet. ASU 2015-17 was effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Upon adoption, ASU 2015-17 may be applied either prospectively or retrospectively. The Company adopted the standard prospectively in the first quarter of 2017 and noted no material impact from the adoption on the Consolidated Financial Statements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company is evaluating the potential impact of ASU 2016-15 on the Consolidated Financial Statements as early adoption was not elected, but does not expect a material impact from the adoption of ASU 2016-15 on the Consolidated Financial Statements.

F - 14

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

The Management Agreement gave Algar the right to appoint the Company’s President and one additional executive officer of the Company. The Management Agreement also provided that the Company’s board of directors be increased up to seven members. The Company and Algar also agreed that Algar, subject to certain limitations and Nasdaq listing requirements, could cause the appointment of up to two members to the board of directors, one of whom will serve as Vice Chairman.

The Company appointed Sean Garber to the Company’s board of directors on October 15, 2014.  Mr. Garber was also appointed Vice Chairman at that time.  On December 2, 2013, in connection with the Management Agreement, the Company’s board of directors appointed Mr. Garber as President. Mr. Garber replaced Orson Oliver who had been serving as interim President. As of December 31, 2017, Mr. Oliver continues to serve as the Company’s Chairman and interim Chief Executive Officer.

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

The Company was required to reimburse Algar on a monthly basis for its pre-approved expenses, as defined in the Management Agreement, including expenses associated with the salaries of its executive appointees and employees. Under the Management Agreement, through the Termination Effective Date, the Company reimbursed Algar for the portion of Mr. Garber’s salary that was attributable to Algar’s services under the Management Agreement in an amount not exceeding $20.8 thousand per month, or $250.0 thousand per year plus other expenses. Also, under the Management Agreement, Algar was to be paid a bonus in an amount equal to 10.0% of any year-over-year increase in the Company’s adjusted pre-tax income during the term. See Note 9 - Related Party Transactions for discussion of amounts.

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

F - 15

NOTE 3 - LONG-TERM DEBT AND NOTES PAYABLE TO BANK

Summary:

On February 29, 2016, the Company entered into a Loan Agreement (the "2016 Loan") with MidCap and paid off all remaining amounts due to the Company's previous lender Wells Fargo. Additionally on February 29, 2016, the Company converted certain amounts payable to related parties into unsecured term notes payable to the same related parties as more fully described in Note 9 - Related Party Transactions. On March 31, 2017, the Company entered into an amendment to increase the line of credit, subject to the satisfaction of certain borrowing base restrictions (which have been satisfied), and extend the maturity date more fully described below.  On June 23, 2017, in connection with the purchase of equipment to be used in the operation of the Company's business, the Company issued notes totaling $129.0 thousand principal amount due to a related party. See Note 9 - Related Party Transactions.

MidCap:

On February 29, 2016, the Company entered into the 2016 Loan which, as initially entered into, provided a $6.0 million senior, secured asset-based line of credit with MidCap. The Company could borrow up to the sum of (a) 85% of the value of its eligible domestic accounts receivable; (b) the lesser of (i) $2.5 million, and (ii) 75% of the net orderly liquidation value of eligible inventory; and (c) the lesser of (i) $500,000, and (ii) 40% of appraised net forced liquidation value of eligible fixed assets (the "Equipment Sublimit"). The Equipment Sublimit amortizes monthly on a straight line basis over sixty (60) months with no reduction to the overall line of credit availability.  As described below, the 2016 Loan was amended March 31, 2017.

Proceeds from this loan were used to pay transaction expenses, pay off and close the remaining balance on the Wells Fargo revolving line of credit and fund working capital requirements.

The interest rate on the 2016 Loan is equal to the prime rate (4.50% as of December 31, 2017) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate will increase by 300 basis points (3.00%). The 2016 Loan also has a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance outstanding, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

The 2016 Loan has a maturity date of February 28, 2020 based on the amendment described below.  The borrowings under the revolving credit agreement are classified as short-term obligations under GAAP as the agreement with MidCap contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.

The Company was subject to a prepayment fee of $120.0 thousand if the 2016 Loan was terminated or prepaid prior to the one year anniversary of the loan. The Company is subject to a prepayment fee of $60.0 thousand if the 2016 Loan is terminated or prepaid subsequent to the one year anniversary of the loan, but prior to the maturity date. The $60.0 thousand fee is reduced to zero if the 2016 Loan is refinanced by an FDIC insured institution after eighteen months from February 29, 2016.

F - 16

NOTE 3 - LONG-TERM DEBT AND NOTES PAYABLE TO BANK, Continued

Interest and monthly fees under the 2016 Loan are payable monthly in arrears.

The 2016 Loan Agreement contains a minimum line availability covenant equal to $350.0 thousand. This covenant may be replaced by a Fixed Charge Coverage Ratio ("FCCR") covenant once the Company has achieved an FCCR of 1.0x on an annualized basis.

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

The 2016 Loan had availability of $1.3 million as of December 31, 2017.

F - 17

NOTE 3 - LONG-TERM DEBT AND NOTES PAYABLE TO BANK, Continued

Long term debt as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
	(in thousands)
Revolving credit facility with MidCap, see above description for additional details	$5,018	$2,942
7100 Grade Lane, LLC related party note (See Note 9 - Related Party Transactions)	884	884
K&R, LLC related party notes (See Note 9 - Related Party Transactions)	716	620
	6,618	4,446
Less current maturities	5,082	2,942
	$1,536	$1,504

The annual contractual maturities of long-term debt, in thousands, for the next five years and thereafter as of December 31, 2017 are as follows:

2018	$64
2019	32
2020	6,522
2021	—
2022	—
Total long-term debt	$6,618

The Company paid and capitalized loan fees in the amount of $124.9 thousand and $240.5 thousand during the years ended December 31, 2017 and 2016, respectively.

Amounts owed to K&R, LLC and 7100 Grade Lane LLC are more fully described in Note 9 - Related Party Transactions.

F - 18

NOTE 4 - LEASE COMMITMENTS

Operating Leases:

The Company leased a portion of its Louisville, Kentucky facility from a related party (see Note 9 - Related Party Transactions) under an operating lease that was due to expire December 31, 2017 (the "7100 Prior Lease"). The lease amount was $53.8 thousand per month. Effective October 1, 2017, the Company entered into a new lease agreement with a related party for the same property (the "7100 Lease") that terminated and replaced the 7100 Prior Lease.  The lease is for a period of seven years with rent payments of $37.5 thousand per month for the first five years. For each of the following one year periods, the annual rent increases the lesser of (a) the percentage change in the CPI over the preceding twelve months, or (b) 2% of the previous year's annual rent. The Company has the option to extend the lease for two additional consecutive terms, each such extended term to be for a period of five years. In addition, the Company is responsible for real estate taxes, insurance, utilities and maintenance expense.

The Company signed a lease, effective December 1, 2014, to lease a facility in the Seymour, Indiana area. This lease is for a period of three years. The Company has the option to extend the lease for three (3) additional three (3) year periods.  Rent is $8.0 thousand per month and increases each year by $0.2 thousand per month.  In the event ISA exercises the option to renew the lease for a second three year term, at the end of the second three year term, ISA has the option to purchase the property.

The Company signed a lease, effective October 1, 2014, to lease three cranes for $28.9 thousand per month (the "Crane Lease").  This lease is for a period of five years. On May 1, 2016, the Company entered into an amendment to the Crane Lease, whereby the lease converted from an operating lease to a capital lease. See details below in Capital Leases section.

The Company previously leased equipment from a related party (see Note 9 - Related Party Transactions) under an operating lease for a monthly payment of $5.0 thousand.  The lease expired in May 2016.

The Company leased a lot in Louisville, Kentucky for a term that commenced in March 2012 and ended in February 2016. The monthly payment amount from March 2012 through February 2014 was $3.5 thousand. Beginning March 2014, the monthly payment amount increased to $3.8 thousand for the remaining term. As of August 31, 2015, the Company entered into a settlement to abandon the leased property and pay the remaining balance of scheduled payments over a 19 month period, ending March 31, 2017. This amount was fully repaid in 2017.

On April 30, 2015, the Company entered into a lease agreement with LK Property (see Note 9 - Related Party Transactions), for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to terminate the lease and vacate the leased premises upon 90 days notice. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

Future minimum lease payments for operating leases for the next five years ending December 31 of each year, in thousands, as of December 31, 2017 are as follows:

	Related Party	Other	Total
2018	$486	$96	$582
2019	460	96	556
2020	450	96	546
2021	450	—	450
2022	450	—	450
2023 and thereafter	788	—	788
Future minimum lease payments	$3,084	$288	$3,372

Total rent expense for the years ended December 31, 2017 and 2016 was $770.7 thousand and $982.2 thousand, respectively.

F - 19

NOTE 4 - LEASE COMMITMENTS, Continued

Capital Leases:

On May 1, 2016, the Company entered into an amendment to the Crane Lease, whereby the lease is extended through April 30, 2021. Payments are $14.5 thousand per month for the first twelve months following the amendment date, followed by monthly payments of $31.3 thousand thereafter for the reminder of the lease term. There is no bargain purchase option associated with the Crane Lease. Based on the new lease terms, the Company classified the Crane Lease as a capital lease. At inception, the Company recorded a capital lease obligation of $1.3 million. The Company used a weighted average cost of capital of 9.3% to calculate the capital lease obligation. For the year ended December 31, 2017, the Company recorded $257.0 thousand in depreciation expense and $109.8 thousand in interest expense related to the Crane Lease.  The net book value and the related accumulated depreciation of the Crane Lease were $1.0 million and $428.3 thousand, respectively, at December 31, 2017. For the year ended December 31, 2016, the Company recorded $171.3 thousand in depreciation expense and $78.7 thousand in interest expense related to the Crane Lease. The net book value and the related accumulated depreciation of the Crane Lease were $1.1 million and $171.3 thousand, respectively, at December 31, 2016.

The Company entered into a capital lease, effective June 2017, to lease two pieces of equipment (the "Forklift Lease").  The lease is for a period of six years and the payments are $1.4 thousand per month.  The Company has the option to purchase the equipment for a purchase price of $1.00 per item of equipment upon the expiration of the lease. At inception, the Company recorded a capital lease obligation of $75.2 thousand. The Company used a weighted average cost of capital of 10.0% to calculate the capital lease obligation.  For the year ended December 31, 2017, the Company has recorded $7.3 thousand in depreciation expense and $4.3 thousand in interest expense related to the Forklift Lease.  The net book value and the related accumulated depreciation of the Forklift Lease were $69.7 thousand and $7.3 thousand, respectively, at December 31, 2017.

Future minimum lease payments for the capital lease for the next five years ending December 31 of each year, in thousands, as of December 31, 2017 are as follows:

	Total	Principal	Interest
2018	$392	$300	$92
2019	392	329	63
2020	392	361	31
2021	111	106	5
2022	17	15	2
2023	8	8	—
Total	$1,312	$1,119	$193

NOTE 5 - EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute up to 100.0% of their annual salary up to the IRS limits. Under the plan, the Company matches 25.0% of each eligible employee’s voluntary contribution up to 6.0% of their gross salary. The Company also offers an additional discretionary match for eligible employees who contribute 7.0% - 10.0% of their weekly wages. In an effort to decrease expenses, the Company suspended the employee match under the plan for an undetermined period of time effective March 1, 2014. There was no expense under the plan for the years ended December 31, 2017 and 2016.

F - 20

NOTE 6 - INCOME TAXES

The income tax provision (benefit), in thousands, consists of the following for the years ended December 31, 2017 and 2016:

	2017	2016
Federal
Current	$—	$—
Deferred	—	—
	—	—
State and Local
Current	12	11
Deferred	—	69
	12	80
	$12	$80

A reconciliation of income taxes at the statutory rate to the reported provision (benefit), in thousands, is as follows:

	2017	2016
Federal income tax at statutory rate	$(380)	$(1,071)
State and local income taxes, net of federal income tax effect	(52)	(48)
Permanent differences	2	902
Tax reform legislation	1,736	—
(Decrease) Increase in deferred tax asset valuation allowance	(1,258)	408
Other differences	(36)	(111)
	$12	$80

F - 21

NOTE 6 - INCOME TAXES, Continued

Significant components of the Company’s deferred tax liabilities and assets, in thousands, as of December 31, 2017 and 2016 are as follows:

	2017	2016
Deferred tax liabilities
Property and equipment	$(300)	$(935)
Gross deferred tax liabilities	(300)	(935)
Deferred tax assets
Intangibles and goodwill	1,178	2,038
Accrued property taxes	6	53
Allowance for doubtful accounts	16	14
Inventory capitalization	72	110
Stock options	424	605
Federal net operating loss carry forward	3,901	4,706
State net operating loss carry forward	1,787	1,658
State recycling equipment tax credit carry forward	4,590	4,593
Inventory valuation reserve	—	60
Accrued expenses	160	187
Other	8	11
Gross deferred tax assets	12,142	14,035
Valuation allowance	(11,815)	(13,073)
Net deferred tax assets	$27	$27

At December 31, 2017, the Company had deferred recycling equipment state tax credit carry forwards of $4.6 million relating to our shredder purchase which do not expire. This tax credit is limited to our Kentucky state income tax liability which includes the Limited Liability Entity Tax, which is based on gross receipts or gross profits. The Company used the available state tax credits of $6.0 thousand and $3.0 thousand in 2017 and 2016, respectively.

At December 31, 2017, the Company had a Federal net operating loss ("NOL") carry forward of $14.4 million which expires beginning in 2034. The Company also has state NOL carry forwards of $28.9 million as of December 31, 2017. The majority of the state NOL carry forwards relates to losses in Kentucky and expire beginning in 2032.

A deferred tax asset valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, the Company considers the projected realization of tax benefits based on expected levels of future taxable income, considering recent operating losses, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in the state and carry back provisions. As of December 31, 2017, management determined that only the state recycling equipment tax credit carry forwards would be realized to the extent of $27 thousand and reserved all other net deferred tax assets by increasing the related valuation allowance. The state tax credit carry forwards have been reduced to their net realizable value based upon estimates of future gross profits and utilization of the credit in the foreseeable future.

On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act tax reform legislation into law. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the rate of 35 percent to 21 percent. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities. This revaluation resulted in an addition of $1.7 million to income tax expense in continuing operations before change to the valuation allowance and a corresponding reduction in the deferred tax asset. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the Consolidated Financial Statements.

F - 22

NOTE 6 - INCOME TAXES, Continued

The recorded valuation allowance, in thousands, consisted of the following at December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Valuation allowance, beginning of year	$13,073	$12,665
(Decrease) Increase in deferred tax asset valuation allowance	(1,258)	408
Valuation allowance, end of year	$11,815	$13,073

NOTE 7 - CASH AND STOCK DIVIDENDS

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

In 2017 and 2016, the Board of Directors did not declare a cash or stock dividend.

NOTE 8 - PER SHARE DATA

The computation for basic and diluted loss per share is as follows:

	2017	2016
	(in thousands, except per share information)
Basic loss per share
Net loss	$(1,131)	$(3,230)
Weighted average shares outstanding	8,078	8,048
Basic loss per share	$(0.14)	$(0.40)
Diluted loss per share
Net loss	$(1,131)	$(3,230)
Weighted average shares outstanding	8,078	8,048
Add dilutive	—	—
Diluted weighted average shares outstanding	8,078	8,048
Diluted loss per share	$(0.14)	$(0.40)

F - 23

NOTE 9 - RELATED PARTY TRANSACTIONS

During the period ended December 31, 2017 and 2016, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, the Company's Chairman of the Board and interim Chief Executive Officer, Orson Oliver, assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. As of December 31, 2017, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

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

During 2015 and continuing into 2017, the Company deferred a portion of these lease payments. A portion of this deferral was converted into a term note during 2016 as described below. The remaining portion of this deferral was converted into a promissory note effective October 1, 2017 as described below.

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

As of December 31, 2017 and 2016, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

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

On June 23, 2017, the Company entered into two agreements (referred to as the "Handler Agreement" and the "Crane Agreement") with K&R, each for the purchase of equipment to be used in the operation of the Company's business.

Under the Handler Agreement, the Company purchased a hydraulic scrap handler from K&R for a purchase price of $90.0 thousand, with a $9.0 thousand down payment and a 24-month promissory note ("Handler Note") in the face principal amount of the remaining $81.0 thousand. The Handler Note is interest free and provides for payments in equal monthly installments of $3.4 thousand.  Under the Handler Note, payments commenced on July 1, 2017.  Upon a default, the Handler Note will bear interest at 1% per annum.

Under the Crane Agreement, the Company purchased a 2011 Komatsu crane from K&R for a purchase price of $60.0 thousand, with a $12.0 thousand down payment and a 24-month promissory note ("Crane Note") in the face principal amount of the remaining $48.0 thousand. The Crane Note is interest free and provides for payments in equal monthly installments of $2.0 thousand.  Under the Crane Note, payments commenced on July 1, 2017.  Upon a default, the Crane Note will bear interest at 1% per annum.

The Crane Note and the Handler Note are each secured by a security interest in the subject equipment and proceeds the Company derives from the equipment.

The Company entered into an agreement and promissory note (the "Back Rent Agreement"), effective October 1, 2017, to pay 7100 LLC $345.8 thousand for back rent past due and owed under the 7100 Prior Lease with an initial payment of $100.0 thousand paid at the signing of the Back Rent Agreement with six consecutive monthly payments of $41.0 thousand each, beginning November 1, 2017.

F - 24

NOTE 9 - RELATED PARTY TRANSACTIONS, Continued

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

Other transactions with Algar:

During 2016, the Company participated in various other transactions with Algar. The Company sold scrap to Algar, bought scrap from Algar, and provided logistical and IT services to Algar. Related to these transactions, the Company has accounts receivable balances from Algar, an accounts payable balance to Algar, along with related income and expense during 2016.

Board of Directors' fees and consulting fees:

The Company pays board and committee fees to non-employee directors. Related to these transactions, the Company has accounts payable balances to the Board of Directors for fees and consulting fees, along with related expense at and as of December 31, 2017 and 2016.

LK Property Investments, LLC:

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

F - 25

NOTE 9 - RELATED PARTY TRANSACTIONS, Continued

Metal X, LLC:

During 2017 and 2016, the Company sold scrap material to MetalX and held accounts receivables balances from MetalX related to scrap sales. For additional information regarding MetalX, see Note 12 - Financing and Related Matters.

Related party balances as of and for the years ended December 31, 2017 and 2016 are as follows, in thousands:

		2017	2016
K&R, LLC and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$42
Prepaid expenses to related parties	(1)	43	—
Notes payable to related parties	(3)	1,600	1,504
Accrued interest to related parties	(2)	—	63
Facility rent payable to related parties	(2)	123	176
Equipment rent payable to related parties	(2)	—	15
Facility rent expense to related parties	(4)	597	646
Equipment rent expense to related parties	(4)	—	25
Interest expense to related parties	(4)	75	63

Algar, Inc.:
Bonus payable to Algar	(2), (5)	—	180
Revenue from scrap sales to Algar	(4), (6)	—	7
Revenue from logistical services to Algar	(4), (6)	—	48
Revenue from IT services to Algar	(4), (6)	—	16
Scrap material purchases from Algar	(4), (6)	—	1,204
Management fee expense	(4), (6)	—	238
Bonus expense to Algar	(4), (6)	—	180
Net rental income from Algar	(4), (6)	—	16
Other expenses to Algar	(4), (6)	—	14

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	$50	$144
Board of director fee expense	(4)	200	251

LK Property Investments, LLC:
Lease deposit to LK Property	(1)	$3	$3
Prepaid expenses to related parties	(1)	3	—
Rent expense to LK Property**	(4)	36	36

Metal X, LLC:
Accounts receivable from Metal X	(1)	$1	$105
Revenue from product sales to Metal X	(4)	188	246

F - 26

NOTE 9 - RELATED PARTY TRANSACTIONS, Continued

 * Excludes insignificant amount of travel reimbursement.

**Excludes amounts reimbursed to LK Properties for utilities and property tax.

(1)	Included in receivable and other assets from related parties on the Consolidated Balance Sheets; balances are as of December 31, 2017 and 2016.
(2)	Included in payables and accrued expenses to related parties on the Consolidated Balance Sheets; balances are as of December 31, 2017 and 2016.
(3)	Included in current maturities of long-term debt, related parties and long-term debt related parties on the Consolidated Balance Sheets; balance is as of December 31, 2017 and 2016.
(4)	Included in the Consolidated Statements of Operations; balances are for the year ended December 31, 2017 and 2016.
(5)	The 2016 balance includes the bonus payable amount at December 31, 2016 as this amount was earned on September 30, 2016 while Algar was a related party. The bonus payable was paid on March 31, 2017.
(6)	The Company excluded all 2017 balances related to Algar as the related party relationship ended on September 30, 2016.

NOTE 10 - SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2017 and 2016:

Total Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2015	2,172	$5.02	1.70 years	$2.24
Cancelled	(1,670)	5.10	—	2.18
Outstanding at December 31, 2016	502	$4.78	2.07 years	$2.43
Cancelled	(30)	5.40	—	2.85
Expired	(90)	$4.94	—	$1.71
Outstanding at December 31, 2017	382	$4.70	1.41 years	$2.57
Exercisable at December 31, 2017	382	$4.70	1.41 years	$2.57
Securities available for grant at December 31, 2017*	1,784

*Securities available for grant include securities available for stock option grants and RSUs.

Following is a summary of the nonvested options issued and outstanding:

	Number of shares	Weighted Average Grant
Non-Vested Options	(in thousands)	Date Option Fair Value
Outstanding at January 1, 2016	870	$2.22
Cancelled	(870)	2.22
Outstanding at December 31, 2016	—	$—
Outstanding at December 31, 2017	—	$—

F - 27

NOTE 10 - SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

Option Grants:

As described in Note 1 - Summary of Significant Accounting Policies and General and Note 9 - Related Party Transactions, as of December 1, 2013, subject to shareholder approval (which was received during 2014) and vesting provisions, the Company granted options to purchase a total of 1.5 million shares of its common stock to Algar at a per share exercise price of $5.00 pursuant to the Management Agreement. At the annual meeting of shareholders of the Company on October 15, 2014, shareholders approved the issuance of these options. The first 375.0 thousand share options vested and became exercisable on December 1, 2014. The second 375.0 thousand share options vested and became exercisable after the market price of the Company's common stock reached $6.00 per share during 2014. The third 375.0 thousand share options would have vested and become exercisable only if and after the market price of the Company's common stock reached $8.00 per share or Company revenue following an acquisition increased by $90.0 million. The fourth 375.0 thousand share options would have vested and become exercisable only if and after the market price of the Company's common stock reached $9.00 per share or Company revenue following an acquisition increases by $120.0 million. On September 30, 2016, the Company and Algar mutually agreed to terminate the Management Agreement between them dated as of December 1, 2013.  In connection with the termination of the Management Agreement, the Stock Option Agreement was also terminated. See Note 2 - Management Services Agreement with Algar, Inc. for additional information relating to the Management Agreement and the related Stock Option Agreement.

In January 2015, the Company awarded options to purchase 20.0 thousand shares of the Company's common stock to its Chief Financial Officer ("CFO"). These options were scheduled to vest over a three year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three year anniversary of the grant date. The exercise price per share of the options was $5.71, the fair value of the underlying common stock as of the grant date. These options were cancelled on June 15, 2016.  See below for further details.

There were no stock options awarded in 2017 and 2016.

Restricted Stock Unit Grants:

On March 25, 2016, our Compensation Committee granted 32.0 thousand restricted stock units (“RSUs”) to the Company’s CFO, under the LTIP pursuant to a Restricted Stock Unit Grant Agreement (the “RSU Agreement”). The RSUs were granted to the CFO in lieu of other compensation and as partial payment of the CFO’s bonus related to certain milestone accomplishments during 2015 and early 2016. The grant date fair value is based on the Company's closing common stock price on the day immediately prior to the date of grant. The grant date fair value was $90.2 thousand and has been recognized as expense in the accompanying Consolidated Statement of Operations. Each RSU vested on April 1, 2016 and represented the right to receive one share of the Company’s common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan.

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

F - 28

NOTE 10 - SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

On June 15, 2016, at the Company's annual meeting, the Company's shareholders approved a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange allowed the Company to cancel 170.0 thousand stock options, including 20.0 thousand granted in January 2015, previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO. The RSUs vest as follows if and to the extent that the CFO remains employed by the Company through each of the following dates: (i) on July 1, 2016, 50.00% (45,000) of the RSUs vested and became nonforfeitable; (ii) on December 31, 2016, 12.50% (11,250) of the RSUs vested and became nonforfeitable; (iii) on June 30, 2017, 12.50% (11,250) of the RSUs vested and became nonforfeitable; (iv) on December 31, 2017, 12.50% (11,250) of the RSUs vested and became nonforfeitable; and (v) on June 15, 2018, 12.50% (11,250) of the RSUs vest and become nonforfeitable. Each RSU represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan. The CFO has continued his employment by the Company through December 31, 2017 and the related 78.8 thousand RSUs vested and became nonforfeitable.

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	WA Remaining Contractual Term		WA Grant Date Fair Value
Outstanding at December 31, 2015	—	—		$—
Granted	133.4	0.35	years	2.32
Vested	(88.3)	—		2.36
Outstanding at December 31, 2016	45.1	1.05	years	$2.23
Vested	(22.5)	—		2.36
Outstanding at December 31, 2017	22.6	0.35	years	$2.37

Non-Equity Transactions:

Under a retention agreement with the Company's CFO dated March 25, 2016, the Company will pay the CFO bonuses of $100.0 thousand and $125.0 thousand on each of December 31, 2016 and December 31, 2017, respectively, as long as he remains employed with the Company on those dates.  The December 31, 2016 retention bonus of $100.0 thousand was paid in 2017. The CFO remained employed with the Company as of December 31, 2017 and the Company accrued $125.0 thousand related to the 2017 retention bonus as of December 31, 2017.  The Company paid the December 31, 2017 retention bonus in 2018.

On September 30, 2016, the Company entered into retention agreements ("Retention Agreements") with certain management employees (individually "Staff Member"). Under the Retention Agreement, if the Staff Member remains continuously employed by the Company through and including the date which is the first to occur of: (a) the date of a change in control of the Company; (b) the date the Staff Member is terminated without cause; and (c) December 31, 2017, the Company will pay the Staff Member a bonus in an amount equal to 25% of the Staff Member's then-current annual base salary.  At September 30, 2016, the Company estimated this liability to be $132.7 thousand. As of December 31, 2017 the Company accrued $132.7 thousand. Each Staff Member remained employed with the Company as of December 31, 2017 and the Company paid the amounts associated with the Retention Agreements in 2018.

Other:

As of December 31, 2017 and 2016, we had unrecognized share-based compensation cost related to non-vested RSU awards in the amount of $14.9 thousand and $142.0 thousand, respectively.

Stock compensation charged to operations relating to stock options and RSU awards was $0.1 million and $0.4 million for the years ended December 31, 2017 and 2016, respectively.

F - 29

NOTE 11 - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

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

NOTE 12 - FINANCING AND RELATED MATTERS

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

F - 30