Form 10-Q
period 2018-03-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2018-05-10
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

(502) 366-3452

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

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of May 9, 2018: 8,100,529.

1

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2018	December 31, 2017
	(Unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$880	$841
Income tax receivable	4	—
Accounts receivable – trade after allowance for doubtful accounts of $60.0 thousand in 2018 and 2017	5,343	4,220
Receivables and other assets from related parties (Note 6)	45	92
Inventories (Note 2)	5,504	5,106
Prepaid expenses and other current assets	334	182
Total current assets	12,110	10,441
Net property and equipment	10,795	11,212
Other assets
Deferred income taxes	27	27
Other non-current assets	247	187
Total other assets	274	214
Total assets	$23,179	$21,867

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2018	December 31, 2017
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt (Note 3)	$5,874	$5,018
Current maturities of long-term debt, related parties (Notes 3 and 6)	64	64
Current maturities of capital lease obligations (Note 4)	307	300
Checks in excess of bank	40	148
Accounts payable	2,670	1,784
Payables and accrued expenses to related parties (Note 6)	49	173
Income tax payable	—	2
Other current liabilities	612	765
Total current liabilities	9,616	8,254
Long-term liabilities
Long-term debt, net of current maturities, related parties (Notes 3 and 6)	1,520	1,536
Capital lease obligations, net of current maturities (Note 4)	740	819
Total long-term liabilities	2,260	2,355
Shareholders' equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2018 and 2017; 8,100,529 and 8,089,129 shares issued and outstanding in 2018 and 2017	27	27
Additional paid-in capital	24,037	24,028
Stock warrants outstanding	1,025	1,025
Retained losses	(13,742)	(13,778)
Treasury stock at cost, 30,690 shares in 2018 and 2017	(44)	(44)
Total shareholders' equity	11,303	11,258
Total liabilities and shareholders' equity	$23,179	$21,867

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended
	March 31, 2018	March 31, 2017
Revenue from product sales
Revenue from ferrous operations	$7,045	$4,598
Revenue from non-ferrous operations	7,315	7,994
Revenue from auto parts operations and other revenue	297	419
Total revenue from product sales	14,657	13,011
Cost of sales for product sales	13,445	12,080
Gross profit	1,212	931
Selling, general and administrative expenses	926	1,042
Income (loss) before other income (expense)	286	(111)
Other income (expense)
Interest expense, including loan fee amortization	(242)	(183)
Gain on sale of assets	—	28
Other income (expense), net	—	2
Total other expense, net	(242)	(153)
Income (loss) before income taxes	44	(264)
Income tax provision	8	7
Net income (loss)	$36	$(271)

Basic earnings (loss) per share	$0.00	$(0.03)
Diluted earnings (loss) per share	$0.00	$(0.03)

Weighted average shares outstanding:
Basic	8,090	8,075
Diluted	8,114	8,075

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2018

(UNAUDITED)

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of December 31, 2017	8,119,819	$27	$24,028	$1,025	$(13,778)	(30,690)	$(44)	$11,258
Common stock	11,400	—	—	—	—	—	—	—
Share-based compensation	—	—	9	—	—	—	—	9
Net income	—	—	—	—	36	—	—	36
Balance as of March 31, 2018	8,131,219	$27	$24,037	$1,025	$(13,742)	(30,690)	$(44)	$11,303

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2018 AND 2017

(UNAUDITED)

	For the three months ended
	March 31, 2018	March 31, 2017
	(in thousands)
Cash flows from operating activities
Net income (loss)	$36	$(271)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	—	25
Depreciation and amortization	521	575
Share-based compensation expense	9	32
Gain on sale of assets	—	(28)
Amortization of loan fees included in interest expense	32	35
Change in assets and liabilities
Receivables	(1,123)	(842)
Receivables from related parties	47	105
Inventories	(398)	(426)
Income tax receivable/payable	(6)	5
Other assets	(150)	(163)
Accounts payable	886	218
Payables and accrued expenses to related parties	(124)	(145)
Other current liabilities	(153)	(60)
Net cash used in operating activities	(423)	(940)
Cash flows from investing activities
Proceeds from sale of property and equipment	—	28
Purchases of property and equipment	(104)	(54)
Net cash used in investing activities	(104)	(26)
Cash flows from financing activities
Loan fees capitalized	(94)	(80)
Change in checks in excess of bank	(108)	(55)
Payments on related party debt	(16)	—
Payments on capital lease obligations	(72)	(15)
Proceeds from revolving line of credit, net	856	1,093
Net cash from financing activities	566	943
Net change in cash and cash equivalents	39	(23)
Cash and cash equivalents at beginning of period	841	526
Cash and cash equivalents at end of period	$880	$503

Supplemental disclosure of cash flow information:
Cash paid for interest	$199	$133
Cash paid for taxes	14	2

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

The Company's core business is now focused on the metal recycling industry. During 2016, the Company announced that the Company formed a special committee of independent board members to evaluate various growth and strategic options. During the first quarter of 2017, the special committee concluded its work and reported to the Board. The Board accepted the special committee's recommendation to focus on returning the core recycling business to profitability. The Company intends to do this by increasing efficiencies and productivity, which included the commercial restart of the Company's auto shredder in the second quarter of 2017.  The Company operates the auto shredder in the normal course of business subject to market conditions and operating needs. ISA will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions.

On March 26, 2018, the Board appointed Todd L. Phillips as Chief Executive Officer. See Note 7 – Share-Based Compensation and Other Compensation Agreements.  Mr. Phillips has been the Company's Chief Financial Officer since December 31, 2014 and President since September 30, 2016 and will continue to serve in these roles.

Liquidity

During the first quarter of 2017, the Company amended and extended its working capital line of credit which extended the contractual maturity date to February 28, 2020 and increased the borrowing availability.  See Note 3 – Long-Term Debt and Notes Payable to Bank for discussion of loan arrangements with MidCap Business Credit LLC ("MidCap"). The Company expects operating cash flow and borrowings under its working capital line of credit to be sufficient to meet its ongoing obligations.

The borrowings under the working capital line of credit are classified as short-term obligations under GAAP as the agreement with the lender contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.  However, the contractual maturity date of the revolver is February 28, 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2018, and the results of operations and changes in cash flows for the quarters ended March 31, 2018 and 2017. Results of operations for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2017 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, on file with the Securities and Exchange Commission.

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

Revenue Recognition

The Company's revenue is primarily generated from contracts with customers. The Company notes there have been no credit losses recorded on any receivables or contract assets arising from contracts with customers for the three month periods ended March 31, 2018 and 2017. The Company elects to use the practical expedient as it relates to significant financing components as the Company expects, at the contract inception, that the period between when the Company transfers a promised good and when the customer pays for that good will be one year or less.

Ferrous and nonferrous revenue

Ferrous and non-ferrous contracts contain one performance obligation which consists of the shipment of a stated quantity of a stated product to be delivered within a stated time frame.  Ferrous and non-ferrous revenue contracts are primarily short term contracts, typically completed within 30 days. Ferrous and non-ferrous transaction prices are stated in the contract with no variable considerations present. As ferrous and non-ferrous contracts contain one performance obligation, the total transaction price is allocated to the shipment of materials.  When multiple loads are included in one contract, the stated price per gross tons is applied to the shipment weight in order to determine transaction price. Ferrous and non-ferrous revenue is recognized when the Company satisfies the shipment of materials per the contract. The shipment and delivery of material typically occurs on the same day.  No contract assets or contract liabilities were recognized for the three month periods ended March 31, 2018 and 2017.

Revenue from auto parts operations and other revenue

Revenue from auto parts primarily consists of individual transactions by customers who enter the Company’s premises and purchase auto parts by cash or credit card. Related to these sales, a customer may be charged a core charge.  The customer has 30 days to return the core and receive a refund of the core charge. Additionally, customers have the option to separately purchase a warranty related to certain goods purchased.  Total core charges and warranty sales are immaterial in aggregate accounting for less than 1% of revenue from auto parts operations and other revenue. Sale prices, core charges and warranties are tracked separately and recognized as revenue when the purchase is completed. No contract assets or contract liabilities were recognized for the three month periods ended March 31, 2018 and 2017.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

When determining the fair value measurements for financial assets and liabilities carried at fair value on a recurring basis, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability. When possible, ISA looks to active and observable markets to price identical assets or liabilities. When identical assets and liabilities are not traded in active markets, the Company looks to market observable data for similar assets and liabilities. Nevertheless, certain assets and liabilities are not actively traded in observable markets, and the Company uses alternative valuation techniques to derive fair value measurements.

The Company uses the fair value methodology outlined in the related accounting standards to value the assets and liabilities for cash and debt. All of our cash is defined as Level 1 and all our debt is defined as Level 2.

In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at March 31, 2018 and December 31, 2017 (in thousands):

	Fair Value at Reporting Date Using
March 31, 2018:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$880	$—	$880
Liabilities:
Current maturities of long-term debt	$—	$(5,874)	$(5,874)
Long-term debt, related parties	—	(1,335)	(1,335)

	Fair Value at Reporting Date Using
December 31, 2017:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$841	$—	$841
Liabilities:
Current maturities of long-term debt	$—	$(5,018)	$(5,018)
Long-term debt, related parties	—	(1,331)	(1,331)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the three month periods ended March 31, 2018 or 2017.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

The Company uses the Modified Black-Scholes-Merton option-pricing model to value the Company's stock options for each employee stock option award. See Note 7 – Share-Based Compensation and Other Compensation Agreements. Using these option pricing models, the fair value of each stock option award is estimated on the date of grant.

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

Subsequent Events

The Company has evaluated the period from March 31, 2018 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and identified the following:

The Company filed an insurance claim related to roofs on certain of its buildings due to weather related damage and received an initial payment in the third quarter of 2016.  Subsequent to March 31, 2018, the Company received an additional payment from its insurance company for $659.9 thousand. This amount is gross of certain related fees and expenses.  The Company will record the gain in the second quarter of 2018.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On January 1, 2018, the Company adopted ASU 2014-09 using the retrospective approach.  The Company noted no financial impact on the Condensed Consolidated Financial Statements as a result of the adoption of this amended guidance. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  See the Revenue Recognition section of Note 1 – Summary of Significant Accounting Policies and General for additional information.

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

No other new accounting pronouncements issued or effective during the reporting period had, or is expected to have, a material impact on our Condensed Consolidated Financial Statements.

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

The Company did not have a lower of cost or NRV inventory write-down in the three month periods ended March 31, 2018 and 2017.

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

Inventories for ferrous and non-ferrous materials as of March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018
	(unaudited)	December 31, 2017
	(in thousands)
Raw materials	$3,713	$3,046
Finished goods	1,062	1,366
Processing costs	729	694
Total inventories for sale	$5,504	$5,106

NOTE 3 – LONG-TERM DEBT AND NOTES PAYABLE TO BANK

Summary:

On February 29, 2016, the Company closed on new financings with MidCap and paid off all remaining amounts due to the Company's previous lender Wells Fargo. Additionally, on February 29, 2016, the Company converted certain amounts payable to related parties into unsecured term notes payable to the same related parties as more fully described in Note 6 – Related Party Transactions. On March 31, 2017, the Company entered into an amendment to increase the line of credit, subject to the satisfaction of certain borrowing base restrictions (which have been satisfied), and extend the maturity date more fully described below.  On June 23, 2017, in connection with the purchase of equipment to be used in the operation of the Company's business, the Company issued notes totaling $129.0 thousand principal amount due to a related party. See Note 6 – Related Party Transactions.

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

The interest rate on the 2016 Loan is equal to the prime rate (4.75% as of March 31, 2018) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate will increase by 300 basis points (3.00%). The 2016 Loan also has a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance outstanding, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

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

NOTE 3 – LONG-TERM DEBT AND NOTES PAYABLE TO BANK, Continued

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

On April 26, 2017, certain borrowing base restrictions were satisfied with MidCap which resulted in an increase in availability of $1.75 million.

The amended 2016 Loan had availability of $1.7 million as of March 31, 2018.

Debt as of March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
	(unaudited)
	(in thousands)
Revolving credit facility with MidCap, see above description for additional details	$5,874	$5,018
K&R, LLC related party notes (See Note 6 - Related Party Transactions)	700	716
7100 Grade Lane LLC related party note (See Note 6 - Related Party Transactions)	884	884
	7,458	6,618
Less amounts classified as current maturities	5,938	5,082
	$1,520	$1,536

The annual contractual maturities of long-term debt (in thousands) for the next five twelve-month periods and thereafter ending March 31 are as follows:

2019	$64
2020	5,890
2021	1,504
2022	—
2023	—
Total	$7,458

The Company paid and capitalized loan fees in the amount of $94.1 thousand during the three month period ended March 31, 2018.

Amounts owed to K&R, LLC and 7100 Grade Lane LLC are more fully described in Note 6 – Related Party Transactions.

NOTE 4 – LEASE COMMITMENTS

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

On April 30, 2015, the Company entered into a lease agreement with LK Property Investments LLC ("LK Property") (see Note 6 - Related Party Transactions), for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to terminate the lease and vacate the leased premises upon 90 days notice. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

On March 3, 2018, the Company entered into a lease agreement to lease a piece of equipment for $0.6 thousand per month.  The lease is for a period of five years.

Future minimum lease payments for operating leases for the next five twelve-month periods ending March 31 of each year and thereafter, in thousands, as of March 31, 2018, reflective of the new lease agreement, are as follows:

	Related Party	Other	Total
2019	$486	$103	$589
2020	452	103	555
2021	450	79	529
2022	450	7	457
2023	450	6	456
2024 and thereafter	675	—	675
Future minimum lease payments	$2,963	$298	$3,261

Total lease expense for the three months ended March 31, 2018 and 2017 was $153.6 thousand and $206.9 thousand, respectively.

NOTE 4 – LEASE COMMITMENTS, Continued

Capital Leases:

On May 1, 2016, the Company entered into an amended agreement to lease three cranes (the "Crane Lease"). The Crane Lease expires April 30, 2021. Payments are $14.5 thousand per month for the first twelve months following the amendment date, followed by monthly payments of $31.3 thousand thereafter for the remainder of the lease term. There is no bargain purchase option associated with the Crane Lease. Based on the new lease terms, the Company classified the Crane Lease as a capital lease. At inception, the Company recorded a capital lease obligation of $1.3 million. The Company used a weighted average cost of capital of 9.3% to calculate the capital lease obligation. For the three months ended March 31, 2018, the Company recorded $64.2 thousand in depreciation expense and $23.9 thousand in interest expense related to the Crane Lease. The net book value and the related accumulated depreciation of the Crane Lease were $792.3 thousand and $492.5 thousand, respectively, at March 31, 2018.  For the three months ended March 31, 2017, the Company recorded $64.2 thousand in depreciation expense and $28.9 thousand in interest expense related to the Crane Lease.  The net book value and the related accumulated depreciation of the Crane Lease were $1.0 million and $428.3 thousand, respectively, at December 31, 2017.

The Company entered into a capital lease, effective June 2017, to lease two pieces of equipment (the "Forklift Lease").  The lease is for a period of six years and the payments are $1.4 thousand per month.  The Company has the option to purchase the equipment for a purchase price of $1.00 per item of equipment upon the expiration of the lease. At inception, the Company recorded a capital lease obligation of $75.2 thousand. The Company used a weighted average cost of capital of 10.0% to calculate the capital lease obligation.  For the three months ended March 31, 2018, the Company has recorded $3.1 thousand in depreciation expense and $1.7 thousand in interest expense related to the Forklift Lease.  The net book value and the related accumulated depreciation of the Forklift Lease were $64.8 thousand and $10.5 thousand, respectively, at March 31, 2018. The net book value and the related accumulated depreciation of the Forklift Lease were $67.9 thousand and $7.3 thousand, respectively, at December 31, 2017.

Future minimum lease payments for the next five twelve-months periods ending March 31 of each year, in thousands, as of March 31, 2018 are as follows:

	Total	Principal	Interest
2019	$392	$307	$85
2020	392	337	55
2021	392	370	22
2022	17	14	3
2023	20	19	1
	$1,213	$1,047	$166

NOTE 5 – PER SHARE DATA

The computation for basic and diluted earnings (loss) per share is as follows:

Three months ended March 31, 2018 compared to three months ended March 31, 2017:

	2018	2017
	(in thousands, except per share information)
Basic income (loss) per share
Net income (loss)	$36	$(271)
Weighted average shares outstanding	8,090	8,075
Basic income (loss) per share	$0.00	$(0.03)
Diluted income (loss) per share
Net income (loss)	$36	$(271)
Weighted average shares outstanding	8,090	8,075
Add dilutive effect of assumed exercising of stock options, RSUs and warrants	24	—
Diluted weighted average shares outstanding	8,114	8,075
Diluted income (loss) per share	$0.00	$(0.03)

NOTE 6 – RELATED PARTY TRANSACTIONS

During the periods ended March 31, 2018 and 2017, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, Orson Oliver assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. Mr. Oliver was the Company's Chairman of the Board and interim Chief Executive Officer from 2014 until his resignation on March 26, 2018.  Mr. Oliver continues to be a member of the Company's Board of Directors.  As of March 31, 2018, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

The Company leased a portion of the Louisville, Kentucky facility from 7100 LLC (previously from K&R) under an operating lease, the "7100 Prior Lease," expiring December 2017. Effective October 1, 2017, the Company entered into a new lease agreement with 7100 LLC for the same property (the "7100 Lease") that terminates and replaces the 7100 Prior Lease. See Note 4 – Lease Commitments for additional information relating to the rent and lease agreements with K&R.

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

As of March 31, 2018 and 2017, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

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

Under the Handler Agreement, the Company purchased a hydraulic scrap handler from K&R for a purchase price of $90.0, thousand, with a $9.0 thousand down payment and a 24-month promissory note ("Handler Note") in the face principal amount of the remaining $81.0 thousand. The Handler Note is interest free and provides for payments in equal monthly installments of $3.4 thousand. Under the Handler Note, payments commenced on July 1, 2017. Upon a default, the Handler Note will bear interest at 1% per annum.

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

NOTE 6 – RELATED PARTY TRANSACTIONS, Continued

Board of Directors' fees and consulting fees:

The Company pays board and committee fees to non-employee directors. Related to these transactions, the Company has accounts payable balances to the Board of Directors for fees and consulting fees, along with related expense at and as of March 31, 2018 and 2017.

LK Property Investments LLC ("LK Property"):

On April 30, 2015, the Company entered into a lease agreement with LK Property, for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to terminate the lease and vacate the leased premises upon 90 days notice. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term. LK Property is an entity principally owned by Daniel M. Rifkin, CEO of MetalX LLC ("MetalX"), a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC ("RCP").

MetalX:

During 2017, the Company held accounts receivables balances from MetalX related to scrap sales. For additional information regarding MetalX, see Note 9 – Financing and Related Matters.

Related party balances as of and for the three months ended March 31, 2018 and 2017 are as follows, in thousands:

		2018	2017
K&R and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$42
Prepaid expenses to related parties	(1)	—	43
Notes payable to related parties	(3)	1,584	1,600
Facility rent payable to related parties	(2)	41	123
Facility rent expense to related parties	(4)	113	161
Interest expense to related parties	(4)	19	19

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	$—	$50
Board of director fee expense	(4)	58	88

LK Property:
Lease deposit to LK Property	(1)	$3	$3
Prepaid expenses to related parties	(1)	—	3
Accounts payable to LK Property	(2)	2	—
Rent expense to LK Property**	(4)	9	9

MetalX:
Accounts receivable from MetalX	(1)	$—	$1
Revenue from product sales to MetalX	(4)	—	188

* Excludes insignificant amount of travel reimbursement.

**Excludes amounts reimbursed to LK Property for utilities and property tax.

(1) Included in receivable and other assets from related parties on the Condensed Consolidated Balance Sheets; balances are as of March 31, 2018 and December 31, 2017.

(2) Included in payable and accrued expenses to related parties on the Condensed Consolidated Balance Sheets; balances are as of March 31, 2018 and December 31, 2017.

(3) Included in current maturities of long-term debt, related parties and long-term debt, related parties on the Condensed Consolidated Balance Sheets; balance is as of March 31, 2018 and December 31, 2017.

(4) Included in the Condensed Consolidated Statements of Operations; amounts are for the three months ended March 31, 2018 and March 31, 2017.

NOTE 7 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS

Following is a summary of stock option activity and number of shares reserved for outstanding options:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 30, 2016	502	$4.78	2.07 years	$2.43
Cancelled	(30)	5.40	—	2.85
Expired	(90)	4.94	—	1.71
Outstanding at December 31, 2017	382	$4.70	1.41 years	$2.57
Issued	31	2.46	5.00 years	1.61
Outstanding at March 31, 2018	413	$4.53	1.45 years	$2.49
Exercisable at March 31, 2018	382	$4.70	1.16 years	$2.57
Securities available for grant at March 31, 2018*	1,694

*Securities available for grant include securities available for stock option grants and RSUs.

Option Grants:

On March 28, 2018, the Company awarded options to purchase 31.0 thousand shares of the Company's common stock to its Chief Executive Officer. These options are scheduled to vest over a three year period, with 1/3 vesting on the first anniversary of the grant date and 1/3 every twelve months thereafter until the three year anniversary of the grant date. The exercise price per share of the options is $2.46, the fair value of the underlying common stock as of the grant date. The options expire March 28, 2023.

The weighted average assumptions relating to the valuation of the Company's stock options awarded in 2018 are shown below.

2018
Weighted average grant-date fair value of grants per option	$1.61
Volatility	80.40%
Risk-free interest rate	2.59%
Expected life (in years)	5.00
Expected dividend yield	—%

Restricted Stock Unit Grants:

On March 29, 2016, the Compensation Committee granted 11.4 thousand RSUs to an employee under the LTIP pursuant to an RSU agreement. The grant date fair value is based on the Company's closing common stock price on the day immediately prior to the date of grant. The grant date fair value was $32.0 thousand and will be recognized as expense beginning in the second quarter of 2016. Each RSU vested on March 29, 2018 and represented the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan.

NOTE 7 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

On June 15, 2016, at the Company's annual meeting, the Company's shareholders approved a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange allowed the Company to cancel 170.0 thousand stock options, including 20.0 thousand granted in January 2015, previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO. The RSUs vest as follows if and to the extent that the CFO remains employed by the Company through each of the following dates: (i) on July 1, 2016, 50.00% (45,000) of the RSUs vest and become nonforfeitable; (ii) on December 31, 2016, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iii) on June 30, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iv) on December 31, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; and (v) on June 15, 2018, 12.50% (11,250) of the RSUs vest and become nonforfeitable.  Each RSU represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan. The CFO has continued his employment with the Company through March 31, 2018 and the related 67,500 RSUs vested and became nonforfeitable.

On March 28, 2018, the Company granted an aggregate of 18.0 thousand RSUs to six employees under the LTIP pursuant to RSU agreements.  The grant date fair value is based on the Company's closing common stock price on the date of grant. The grant date fair value was $44.3 thousand and will be recognized as expensed beginning in the second quarter of 2018. Each RSU vests on March 28, 2021 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreements and the LTIP.

On March 28, 2018, the Company granted 40.6 thousand RSUs to the CEO under the LTIP pursuant to an RSU agreement.  The grant date fair value is based on the Company's closing common stock price on the date of grant. The grant date fair value was $100.0 thousand and will be recognized as expensed beginning in the second quarter of 2018. Each RSU vests on March 28, 2021 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP.

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	22.6	0.35 years	$2.37
Granted	58.6	3.00 years	2.46
Vested	(11.4)	—	2.63
Outstanding at March 31, 2018	69.8	2.55 years	$2.40

Non-Equity Transactions:

Under a retention agreement with the Company's CFO dated March 25, 2016, the Company will pay the CFO bonuses of $100.0 thousand and $125.0 thousand on each of December 31, 2016 and December 31, 2017, respectively, as long as he remains employed with the Company on those dates.  The December 31, 2016 bonus of $100.0 thousand was paid during the three month period ended March 31, 2017. The December 31, 2017 bonus of $125.0 thousand was paid during the three month period ended March 31, 2018.

On September 30, 2016, the Company entered into retention agreements ("Retention Agreements") with certain management employees (individually "Staff Member"). Under the Retention Agreements, if the Staff Member remains continuously employed by the Company through and including the date which is the first to occur of: (a) the date of a change in control of the Company; (b) the date the Staff Member is terminated without cause; and (c) December 31, 2017, the Company will pay the Staff Member a bonus in an amount equal to 25% of the Staff Member's then-current annual base salary.  The Company paid the retention amounts of $135.9 thousand during the three month period ended March 31, 2018.

On March 26, 2018, the Board appointed Todd L. Phillips as CEO of the Company. In connection with Mr. Phillips’ appointment as CEO, the Company entered into an Amended and Restated Employment Agreement with Mr. Phillips on March 26, 2018 (the “Employment Agreement”). The Employment Agreement is effective as of January 1, 2018, with the one year initial term ending on December 31, 2018. After expiration of the initial term, the term will be automatically extended for additional 12-month periods thereafter if neither party gives written notice to the other within 30 days before expiration of the original 12-month period or any renewal period thereafter of that party’s desire to terminate the Employment Agreement. Pursuant to the Employment Agreement, Mr. Phillips will earn an annual base salary of $300,000, subject to adjustment by the Board. Mr. Phillips will be eligible to receive an annual performance-based bonus that provides him an opportunity to earn a target bonus equal to 50% of his then-current base salary. Pursuant to the Employment Agreement, Mr. Phillips is also entitled to receive annual equity compensation awards, consisting of RSUs and Options. Each award will consist of (A) that number of RSUs equal in Value (as defined in the Employment Agreement) on the date of the grant to 33.33% of Mr. Phillips’ base salary, and (B) that number of Options equal in Value (as defined in the Employment Agreement) on the date of the grant to 16.67% of Mr. Phillips’ base salary. The RSUs will be subject to three year cliff vesting, with the entire award vesting 36 months from the grant date. The Options will vest over a three year period, with 1/3 vesting on each annual anniversary of the grant date. The exercise price per share of the Options will be equal to the fair market value of the Company’s common stock on the grant date.
21

NOTE 8 – LEGAL PROCEEDINGS

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

NOTE 9 – FINANCING AND RELATED MATTERS

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

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include availability of liquidity, fluctuations in commodity prices and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission.

General

Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms) is a Louisville, Kentucky-based company that buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and buys used autos in order to sell used auto parts. We purchase, process and sell ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries, refineries and processors. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, aluminum, copper, brass, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our sorting, cutting, baling, and shredding operations. The shredding operations, which had previously been idled in May 2015, were restarted in May 2017.  Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum, stainless steel and brass. Our used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.

Our core business is now focused on the metal recycling industry. During 2016, we announced that the Company formed a special committee of independent board members to evaluate various growth and strategic options. During the first quarter of 2017, the special committee concluded its work and reported to the Board. The Board accepted the special committee's recommendation to focus on returning our core recycling business to profitability. We intend to do this by increasing efficiencies and productivity, which included the commercial restart of our auto shredder in the second quarter of 2017.  We operate the auto shredder in the normal course of business subject to market conditions and operating needs.  We will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions.

Liquidity and Capital Resources

Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We have also been able to manage liquidity by deferring certain rent payments made to related parties through October 1, 2017, as well as deferring capital expenditures during 2017. See Note 6 – Related Party Transactions in the accompanying Notes to Condensed Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of March 31, 2018, we held cash and cash equivalents of $0.9 million. We drew $0.9 million on our revolving credit facility during the three month period ended March 31, 2018. We expect operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing obligations.

Credit facilities and notes payable

See Note 1 – Summary of Significant Accounting Policies and General, Note 3 – Long-Term Debt and Notes Payable to Bank and Note 4 – Lease Commitments in the accompanying Notes to Condensed Consolidated Financial Statements for further details on debt and notes payable, capital and operating leases and related party obligations.

The borrowings under the line of credit are classified as short-term obligations under GAAP as the agreement with the lender contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.  However, the contractual maturity date of the line of credit is February 28, 2020.

Results of Operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Three months ended
	March 31,
	2018	2017
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	91.7%	92.8%
Selling, general and administrative expenses	6.3%	8.0%
Income (loss) before other expenses	2.0%	(0.9)%

Total revenue increased $1.6 million or 12.7% to $14.7 million in the first quarter of 2018 compared to $13.0 million in the same period in 2017.

Ferrous revenue increased $2.4 million or 53.2% to $7.0 million in the first quarter of 2018 compared to $4.6 million in the same period in 2017.  For the three months ended March 31, 2018 compared to three months ended March 31, 2017, the average selling price ("ASP") of ferrous material increased $113 per gross ton, or 43%, partially as a result of the shredder restart that led to a favorable shift in the ferrous sales mix and partially due to market improvements. For the three months ended March 31, 2018 compared to three months ended March 31, 2017, ferrous material shipments increased 0.4 thousand tons, or 2%, despite the negative impact from the shredder restart. The inherent nature of the shredding process produces less saleable product volume but at a higher quality level, thereby increasing the ASP. Ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Non-ferrous revenue decreased $0.7 million or 8.5% to $7.3 million in the first quarter of 2018 compared to $8.0 million in the same period in 2017.  For the three months ended March 31, 2018 compared to three months ended March 31, 2017, the ASP of non-ferrous material increased $0.20 per pound, or 20% and non-ferrous material shipments decreased by 1.8 million pounds, or 22%. Non-ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Total cost of sales increased $1.4 million or 11.3% to $13.4 million in the three month period ended 2018 compared to $12.1 million for the same period in 2017. The increase was a result of an increase in ferrous material shipments and higher average prices on a per-unit basis in our ferrous and non-ferrous operations, offset slightly by a decrease in non-ferrous material shipments.

Total cost of sales as a percent of revenue decreased during the three month period ended 2018 as compared to the same period in 2017. This improvement was a result of generally increasing ASP during 2018 as well as favorable sales mix that resulted from the startup of the shredder. This was partially offset by startup expenses the Company incurred due to the restart of the shredder operations in May 2017. These startup expenses consisted primarily of repairs and maintenance expenses, utilities expenses and personnel expenses.

SG&A expenses decreased $0.1 million to $0.9 million in the three month period ended 2018 compared to $1.0 million in the same period in 2017. SG&A expenses decreased primarily due to a decrease in consulting expense of $61.4 thousand, a decrease in director fees of $30.5 thousand and a decrease in stock option expense of $22.4 thousand.

Other income (expense) was expense of $242.0 thousand for the three month period ended March 31, 2018 compared to expense of $153.0 thousand for the three month period ended March 31, 2017. This $89.0 thousand change is a result of (i) an $59.0 thousand increase in interest expense, which is a result of the increased outstanding balance on the line of credit offset by (ii) decrease in gain on sale of assets of $28.0 thousand.

The income tax provision increased $1.0 thousand to $8.0 thousand in the three month period ended 2018 compared to $7.0 thousand in the same period in 2017. The effective tax rates in 2018 and 2017 were (18.2)% and (2.7)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through March 31, 2018. We also have several state and franchise taxes payable based on gross receipts.  The Company is currently under a property tax audit and has accrued an estimate of potential assessments.

Net income for the first quarter of 2018 was $36.0 thousand compared to a net loss of $271.0 thousand for the same period of 2017.  This was an increase of $307.0 thousand, or 113.3%.

Financial condition at March 31, 2018 compared to December 31, 2017

Cash and cash equivalents increased $39.0 thousand to $880.0 thousand as of March 31, 2018 from $841.0 thousand as of December 31, 2017.

Net cash used in operating activities was $0.4 million for the three month period ended March 31, 2018. The net cash used in operating activities is primarily due to an increase in receivables of $1.1 million, an increase in inventories of $0.4 million, an increase in other assets of $0.2 million, and a decrease in payables and accrued expenses to related parties of $0.1 million.  These cash uses in operating activities were partially offset by net income of $36.0 thousand, an increase in accounts payable of $0.9 million, depreciation of $0.5 million, a decrease in receivables from related parties of $47.0 thousand, and stock option expense of $9.0 thousand. The Company had $104.0 thousand of capital expenditures in 2018.

Net cash from financing activities was $0.6 million for the three month period ended March 31, 2018. In the three month period ended March 31, 2018, we received net proceeds from debt of $0.9 million less capitalized loan fees in the amount of $94.0 thousand and a decrease in checks in excess of bank of $0.1 million.

Accounts receivable trade after allowances for doubtful accounts increased $1.1 million or 26.6% to $5.3 million as of March 31, 2018 compared to $4.2 million as of December 31, 2017 due to increased shipments and commodity price increases. In general, the accounts receivable balance fluctuates due to the quantity and timing of shipments, commodity prices and receipt of customer payments.

Accounts receivables from related parties decreased $47.0 thousand to $45.0 thousand as of March 31, 2018 compared to $92.0 thousand as of December 31, 2017. This decrease was due to timing of cash receipts.

Inventories consist principally of ferrous and non-ferrous scrap materials. We value inventory at the lower of cost or net realizable value. Inventory increased $0.4 million, or 7.8%, to $5.5 million as of March 31, 2018 compared to $5.1 million as of December 31, 2017. This increase is primarily driven by higher commodity prices and increased volumes during the first quarter of 2018 compared to the fourth quarter of 2017.

Inventory aging for the period ended March 31, 2018 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials and auto parts	$4,851	$404	$135	$114	$5,504

Inventory aging for the period ended December 31, 2017 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials and auto parts	$4,069	$693	$119	$225	$5,106

Inventory in the 60 days or less categories compared to total inventory increased slightly at 95.5% as of March 31, 2018 compared to 93.3% as of December 31, 2017.  Inventory greater than 60 days compared to total inventory decreased slightly at 4.5% as of March 31, 2018 compared to 6.7% as of December 31, 2017.

Accounts payable trade increased $886.0 thousand or 49.7% to $2.7 million as of March 31, 2018 compared to $1.8 million as of December 31, 2017. The accounts payable balance fluctuates due to timing of purchases from and payments made to our vendors.

Payables and accrued expenses to related parties decreased $0.1 million to $49.0 thousand as of March 31, 2018 compared to $0.2 million as of December 31, 2017.  This decrease is largely a result of a decrease in the facility rent payable to related parties of $82.0 thousand. See Note 6 – Related Party Transactions for additional information.

Working capital increased $0.3 million to $2.5 million as of March 31, 2018 compared to $2.2 million as of December 31, 2017 as a result of the above noted items.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2018.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 4 years	More than 4 years
Obligation Description:
Long-term debt obligations	$7,458	$64	$7,394	$—	$—
Operating lease obligations (1)	3,261	589	1,084	913	675
Capital lease obligations (1)	1,047	307	707	33	—
Total	$11,766	$960	$9,185	$946	$675

(1)	See Note 4 – Lease Commitments and Note 6 – Related Party Transactions for detailed information related to the Company's operating and capital lease obligations.

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On January 1, 2018, the Company adopted ASU 2014-09 using the retrospective approach.  The Company noted no financial impact on the Condensed Consolidated Financial Statements as a result of the adoption of this amended guidance. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  See the Revenue Recognition section of Note 1 – Summary of Significant Accounting Policies and General for additional information.

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

No other new accounting pronouncements issued or effective during the reporting period had, or is expected to have, a material impact on our Condensed Consolidated Financial Statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A - Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2018, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b) Changes to internal control over financial reporting.

On March 26, 2018, Orson Oliver resigned his position as Interim Chief Executive Officer and the Board appointed Todd L. Phillips as Chief Executive Officer. Mr. Phillips will serve as the Company's principal executive officer and principal financial and accounting officer.  Other than the aforementioned, there were no changes in ISA’s internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, ISA’s internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2017. You should carefully consider the risk factors in our 2017 Form 10-K, which could materially affect our business, financial condition or future results.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following list sets forth information regarding all equity securities of the Company sold or granted by the Company during the period covered by this report that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The securities were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated under the Securities Act, which exempt transactions by an issuer not involving any public offering. The securities are non-transferable in the absence of an effective registration statement under the Securities Act or an available exemption therefrom, and all certificates are subject to a restrictive legend to that effect.

On March 28, 2018, as compensation for services to be provided, the Company granted an aggregate of 18.0 thousand RSUs to six employees under the LTIP pursuant to RSU agreements.  Each RSU vests on March 28, 2021 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreements and the LTIP.

Each employee had such knowledge and experience in financial and business matters that the employee was capable of evaluating the merits and risks of accepting the award of RSUs. The Company (i) provided each employee with the information described in Rule 502(b) of Regulation D a reasonable time before the Company granted the RSUs to the employee, (ii) made available to each employee the opportunity to ask questions and receive answers concerning the terms and conditions of the grant of RSUs and to obtain any additional information which the Company possessed or could acquire without unreasonable effort or expense to verify the accuracy of the information provided, and (iii) advised the employees of the limitations on resale in the manner described in Rule 502(d).

On March 28, 2018, as compensation for services, the Company granted 40.6 thousand RSUs to the CEO under the LTIP pursuant to an RSU agreement.  Each RSU vests on March 28, 2021 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP. The CEO is an accredited investor; moreover, the Company provided the CEO with the same information described in Rule 502(b) of Regulation D that it provided to the six employees.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	May 10, 2018	By /s/ Todd L. Phillips
Todd L. Phillips
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
10.1	*

Amended and Restated Employment Agreement dated March 26, 2018, effective January 1, 2018, between the Company and Todd L. Phillips, including the Restricted Stock Unit Grant Agreement and the Non-Incentive Stock Option Agreement attached thereto as Annex A and Annex B, respectively. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on March 26, 2018)(File No. 0-20979)

31.1		Rule 13a-14(a) Certification of Todd L. Phillips for the Form 10-Q for the quarter ended March 31, 2018.
32.1		Section 1350 Certification of Todd L. Phillips for the Form 10-Q for the quarter ended March 31, 2018.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Document
101.DEF		XBRL Taxonomy Extension Definitions Document
101.LAB		XBRL Taxonomy Extension Labels Document
101.PRE		XBRL Taxonomy Extension Presentation Document

*Previously filed.

