Form 10-Q
period 2018-06-30
INDUSTRIAL SERVICES OF AMERICA INC
filed 2018-08-08
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of August 6, 2018: 8,107,865.

1

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2018	December 31, 2017
	(Unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$691	$841
Accounts receivable – trade after allowance for doubtful accounts of $60.0 thousand in 2018 and 2017	6,262	4,220
Receivables and other assets from related parties (Note 6)	48	92
Inventories (Note 2)	7,989	5,106
Prepaid expenses and other current assets	355	182
Total current assets	15,345	10,441
Net property and equipment	10,397	11,212
Other assets
Deferred income taxes	27	27
Other non-current assets	240	187
Total other assets	267	214
Total assets	$26,009	$21,867

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2018	December 31, 2017
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt (Note 3)	$6,924	$5,018
Current maturities of long-term debt, related parties (Notes 3 and 6)	64	64
Current maturities of capital lease obligations (Note 4)	327	300
Checks in excess of bank	342	148
Accounts payable	3,422	1,784
Payables and accrued expenses to related parties (Note 6)	6	173
Income tax payable	10	2
Other current liabilities	541	765
Total current liabilities	11,636	8,254
Long-term liabilities
Long-term debt, net of current maturities	57	—
Long-term debt, net of current maturities, related parties (Notes 3 and 6)	1,504	1,536
Capital lease obligations, net of current maturities (Note 4)	698	819
Total long-term liabilities	2,259	2,355
Shareholders' equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2018 and 2017; 8,107,865 and 8,089,129 shares issued and outstanding in 2018 and 2017	27	27
Additional paid-in capital	24,051	24,028
Stock warrants outstanding	1,025	1,025
Retained losses	(12,945)	(13,778)
Treasury stock at cost, 30,690 shares in 2018 and 2017	(44)	(44)
Total shareholders' equity	12,114	11,258
Total liabilities and shareholders' equity	$26,009	$21,867

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenue from product sales
Revenue from ferrous operations	$8,003	$5,300	$15,048	$9,897
Revenue from non-ferrous operations	8,292	7,875	15,607	15,870
Revenue from auto parts operations and other revenue	305	385	602	804
Total revenue from product sales	16,600	13,560	31,257	26,571
Cost of sales for product sales	15,103	12,880	28,548	24,960
Gross profit	1,497	680	2,709	1,611
Selling, general and administrative expenses	893	856	1,819	1,898
Income (loss) before other income (expense)	604	(176)	890	(287)
Other income (expense)
Interest expense, including loan fee amortization	(282)	(202)	(524)	(385)
Gain on sale of assets	—	—	—	28
Gain on insurance proceeds	487	—	487	—
Other income (expense), net	—	1	—	3
Total other income (expense), net	205	(201)	(37)	(354)
Income (loss) before income taxes	809	(377)	853	(641)
Income tax provision	12	—	20	7
Net income (loss)	$797	$(377)	$833	$(648)

Basic earnings (loss) per share	$0.10	$(0.05)	$0.10	$(0.08)
Diluted earnings (loss) per share	$0.10	$(0.05)	$0.10	$(0.08)

Weighted average shares outstanding:
Basic	8,102	8,075	8,096	8,075
Diluted	8,170	8,075	8,142	8,075

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2018

(UNAUDITED)

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of December 31, 2017	8,119,819	$27	$24,028	$1,025	$(13,778)	(30,690)	$(44)	$11,258
Common stock	18,736	—	—	—	—	—	—	—
Share-based compensation	—	—	23	—	—	—	—	23
Net income	—	—	—	—	833	—	—	833
Balance as of June 30, 2018	8,138,555	$27	$24,051	$1,025	$(12,945)	(30,690)	$(44)	$12,114

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2018 AND 2017

(UNAUDITED)

	For the six months ended
	June 30, 2018	June 30, 2017
	(in thousands)
Cash flows from operating activities
Net income (loss)	$833	$(648)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	—	25
Depreciation and amortization	1,042	1,135
Share-based compensation expense	23	59
Gain on sale of assets	—	(28)
Gain from insurance proceeds	(487)	—
Amortization of loan fees included in interest expense	71	64
Change in assets and liabilities
Receivables	(2,042)	(1,610)
Receivables from related parties	44	105
Inventories	(2,883)	(694)
Income tax receivable/payable	8	10
Other assets	(188)	(154)
Accounts payable	1,638	(42)
Payables and accrued expenses to related parties	(167)	(240)
Other current liabilities	(224)	(13)
Net cash used in operating activities	(2,332)	(2,031)
Cash flows from investing activities
Proceeds from insurance claim, net	487	—
Proceeds from sale of property and equipment	—	28
Purchases of property and equipment	(104)	(75)
Net cash from (used in) investing activities	383	(47)
Cash flows from financing activities
Loan fees capitalized	(109)	(125)
Change in checks in excess of bank	194	(65)
Payments on related party debt	(32)	—
Payments on capital lease obligations	(148)	(63)
Proceeds from revolving line of credit, net	1,894	2,705
Net cash from financing activities	1,799	2,452
Net change in cash and cash equivalents	(150)	374
Cash and cash equivalents at beginning of period	841	526
Cash and cash equivalents at end of period	$691	$900

Supplemental disclosure of cash flow information:
Cash paid for interest	$435	$296
Cash paid for taxes	14	2
Tax refunds received	1	5
Supplemental disclosure of noncash investing and financing activities:
Equipment additions financed by debt	69	—
Equipment additions financed by capital lease obligations	54	37
Equipment additions financed by related party debt	—	129

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

Liquidity

During the first quarter of 2017, the Company amended and extended its working capital line of credit which extended the contractual maturity date to February 28, 2020 and increased the borrowing availability.  On June 4, 2018, the Company entered into an amendment to further increase the borrowing availability of its working capital line of credit.  See Note 3 – Long-Term Debt and Notes Payable to Bank for discussion of loan arrangements with MidCap Business Credit LLC ("MidCap"). The Company expects operating cash flow and borrowings under its working capital line of credit to be sufficient to meet its ongoing obligations.

The borrowings under the working capital line of credit are classified as short-term obligations under GAAP as the agreement with the lender contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.  However, the contractual maturity date of the revolver is February 28, 2020.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2018, and the results of operations and changes in cash flows for the quarters ended June 30, 2018 and 2017. Results of operations for the period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2017 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, on file with the Securities and Exchange Commission.

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

Revenue Recognition

The Company's revenue is primarily generated from contracts with customers. The Company notes there have been no credit losses recorded on any receivables or contract assets arising from contracts with customers for the three and six months periods ended June 30, 2018 and 2017. The Company elects to use the practical expedient as it relates to significant financing components as the Company expects, at the contract inception, that the period between when the Company transfers a promised good and when the customer pays for that good will be one year or less.

Ferrous and nonferrous revenue

Ferrous and non-ferrous contracts contain one performance obligation which consists of the shipment of a stated quantity of a stated product to be delivered within a stated time frame.  Ferrous and non-ferrous revenue contracts are primarily short term contracts, typically completed within 30 days. Ferrous and non-ferrous transaction prices are stated in the contract with no variable considerations present. As ferrous and non-ferrous contracts contain one performance obligation, the total transaction price is allocated to the shipment of materials.  When multiple loads are included in one contract, the stated price per gross tons is applied to the shipment weight in order to determine transaction price. Ferrous and non-ferrous revenue is recognized when the Company satisfies the shipment of materials per the contract. The shipment and delivery of material typically occurs on the same day.  No contract assets or contract liabilities were recognized as of June 30, 2018 and 2017.

Revenue from auto parts operations and other revenue

Revenue from auto parts primarily consists of individual transactions by customers who enter the Company’s premises and purchase auto parts by cash or credit card. Related to these sales, a customer may be charged a core charge.  The customer has 30 days to return the core and receive a refund of the core charge. Additionally, customers have the option to separately purchase a warranty related to certain goods purchased.  Total core charges and warranty sales are immaterial, in aggregate accounting for less than 1% of revenue from auto parts operations and other revenue. Sale prices, core charges and warranties are tracked separately and recognized as revenue when the purchase is completed. No contract assets or contract liabilities were recognized as of June 30, 2018 and 2017.

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

In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at June 30, 2018 and December 31, 2017 (in thousands):

	Fair Value at Reporting Date Using
June 30, 2018: unaudited	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$691	$—	$691
Liabilities:
Long-term debt	$—	$(6,966)	$(6,966)
Long-term debt, related parties	—	(1,339)	(1,339)

	Fair Value at Reporting Date Using
December 31, 2017:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$841	$—	$841
Liabilities:
Current maturities of long-term debt	$—	$(5,018)	$(5,018)
Long-term debt, related parties	—	(1,331)	(1,331)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the six month periods ended June 30, 2018 or 2017.

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

Gain on Insurance Proceeds

The Company filed an insurance claim related to six roofs on certain of its buildings due to weather related damage.  In 2016, the Company received insurance proceeds and recorded a gain net of impairment write-downs of the related roofs and consulting fees related to the claim.  In the second quarter of 2018, the Company received additional insurance proceeds in the amount of $744.9 thousand and recorded a gain, net of expenses and consulting fees related to the claim, of $487.4 thousand.

Subsequent Events

The Company has evaluated the period from June 30, 2018 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and identified the following:

On July 9, 2018, the Compensation Committee of the Board of Directors of the Company granted each of the four non-employee directors 13,228 restricted stock units in accordance with a Restricted Stock Unit Grant Agreement pursuant to the Company’s 2009 Long Term Incentive Plan, as amended. The grants followed the election of the non-employee directors at the annual meeting of shareholders of the Company on July 9, 2018.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Beginning July 1, 2018, the Company's line of credit minimum line covenant was replaced by a Fixed Charge Coverage Ratio covenant with a result of an increase in availability of $350.0 thousand.  See Note 3 – Long-Term Debt and Notes Payable to Bank for additional information.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on the Condensed Consolidated Financial Statements and expects to record a right-of-use asset and a lease liability. The Company does not expect a significant impact on the Company's results of operations.

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

The Company did not have a lower of cost or NRV inventory write-down in the six month periods ended June 30, 2018 and 2017.

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

Inventories for ferrous and non-ferrous materials as of June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018
	(unaudited)	December 31, 2017
	(in thousands)
Raw materials	$5,616	$3,046
Finished goods	1,428	1,366
Processing costs	945	694
Total inventories for sale	$7,989	$5,106

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

MidCap:

On February 29, 2016, the Company entered into the 2016 Loan, which, as initially entered into, provided a $6.0 million senior, secured asset-based line of credit with MidCap. The Company could borrow up to the sum of (a) 85% of the value of its eligible domestic accounts receivable; (b) the lesser of (i) $2.5 million and (ii) 75% of the net orderly liquidation value of eligible inventory; and (c) the lesser of (i) $500,000 and (ii) 40% of appraised net forced liquidation value of eligible fixed assets (the "Equipment Sublimit"). The Equipment Sublimit amortizes monthly on a straight line basis over sixty (60) months with no reduction to the overall line of credit availability.  As described below, the 2016 Loan was amended on March 31, 2017 and June 4, 2018.

Proceeds from this loan were used to pay transaction expenses, pay off and close the remaining balance on the Wells Fargo revolving line of credit and fund working capital requirements.

The interest rate on the 2016 Loan is equal to the prime rate (5.00% as of June 30, 2018) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate will increase by 300 basis points (3.00%). The 2016 Loan also has a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance outstanding, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

The 2016 Loan has a maturity date of February 28, 2020 based on the amendment described below.  The borrowings under the revolving credit agreement are classified as short-term obligations under GAAP as the agreement with MidCap contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.

The Company was subject to a prepayment fee of $120.0 thousand if the 2016 Loan was terminated or prepaid prior to the one year anniversary of the loan. The Company is subject to a prepayment fee of $60.0 thousand if the 2016 Loan is terminated or prepaid subsequent to the one year anniversary of the loan, but prior to the maturity date.  After 18 months subsequent to the loan origination date, no termination fee shall be owed by the Company in the event the Company pays the obligation with initial proceeds of loans made under a loan facility provided to the Company by a financial institution insured under the Federal Deposit Insurance Corporation.

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

NOTE 3 – LONG-TERM DEBT AND NOTES PAYABLE TO BANK, Continued

On April 26, 2017, certain borrowing base restrictions were satisfied with MidCap which resulted in an increase in availability of $1.75 million.

On June 4, 2018, the Company and each of its wholly-owned subsidiaries entered into an amendment to the 2016 Loan with MidCap ("Second Amendment"). The Second Amendment, among other things, increased the Company’s line of credit from $8.0 million to $10.0 million. The Company also entered into a Second Amended and Restated Revolving Note to evidence amounts borrowed from MidCap under the 2016 Loan.  The Company paid fees of $15.0 thousand at closing.

In June 2018, the Company achieved an FCCR greater than 1.1x on an annual basis. Beginning July 1, 2018 the minimum line covenant equal to $350.0 thousand will be replaced by an FCCR covenant with a result of an increase in availability of $350.0 thousand.

The amended 2016 Loan had availability of $1.8 million as of June 30, 2018.

Other Debt:

Amounts owed to K&R, LLC and 7100 Grade Lane LLC are more fully described in Note 6 – Related Party Transactions.

In June 2018, the Company executed a note for $68.9 thousand to purchase equipment to be used in the operation of the Company's business.  The note is for a period of five years at an interest rate of 6.0% with a monthly payment of $1.3 thousand.

Debt as of June 30, 2018 and December 31, 2017 consisted of the following:

	June 30,	December 31,
	2018	2017
	(unaudited)
	(in thousands)
Revolving credit facility with MidCap, see above description for additional details	$6,912	$5,018
K&R, LLC related party notes (See Note 6 - Related Party Transactions)	684	716
7100 Grade Lane LLC related party note (See Note 6 - Related Party Transactions)	884	884
Equipment note, see above description for additional details	69	—
	8,549	6,618
Less amounts classified as current maturities	6,988	5,082
	$1,561	$1,536

The annual contractual maturities of long-term debt (in thousands) for the next five twelve-month periods and thereafter ending June 30 are as follows:

2019	$77
2020	6,924
2021	1,518
2022	15
2023	15
Total	$8,549

The Company paid and capitalized loan fees in the amount of $109.1 thousand during the six month period ended June 30, 2018.  The Company recognized loan amortization expense of $71.0 thousand during the six month period ended June 30, 2018.

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

The Company signed a lease, effective December 1, 2014, to lease a facility in the Seymour, Indiana area. This lease was for an initial period of three years, with the option to extend the lease for three (3) additional three (3) year periods. Rent is $8.0 thousand per month and increases each year by $0.2 thousand per month. The Company exercised the first option to extend the lease. Because ISA exercised the option to renew the lease for a second three year term, at the end of the second three year term, ISA has the option to purchase the property.

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

On June 15, 2018, the Company entered into a lease agreement to lease a piece of equipment for $0.6 thousand per month. The lease is for a period of four years.

Future minimum lease payments for operating leases for the next five twelve-month periods ending June 30 of each year and thereafter, in thousands, as of June 30, 2018, reflective of the new lease agreement, are as follows:

	Related Party	Other	Total
2019	$479	$110	$589
2020	450	110	560
2021	450	62	512
2022	450	13	463
2023	450	4	454
2024 and thereafter	562	—	562
Future minimum lease payments	$2,841	$299	$3,140

Total lease expense for the six months ended June 30, 2018 and 2017 was $311.0 thousand and $410.6 thousand, respectively.

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

The Company entered into a capital lease, effective May 2018, to lease a piece of equipment for use in the Company's operations. The lease is for a period of four years and the payments are $0.6 thousand per month with an interest rate of 5.8% per year. At inception, the Company recorded a capital lease obligation of $24.7 thousand.

The Company entered into a capital lease, effective June 2018, to lease a piece of equipment for use in the Company's operations. The lease is for a period of four years and the payments are $0.7 thousand per month with an interest rate of 5.8% per year. At inception, the Company recorded a capital lease obligation of $29.0 thousand.

Depreciation and interest expense for capital leases, in thousands, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Depreciation expense	$68	$65	$136	$130
Interest expense	24	29	50	58

Accumulated depreciation and net book value for capital leases, in thousands, are as follows:

	June 30,
	2018	2017
Accumulated depreciation	$571	$301
Net book value	842	1,059

Future minimum lease payments for capital leases for the next five twelve-months periods ending June 30 of each year, in thousands, as of June 30, 2018 are as follows:

	Total	Principal	Interest
2019	$407	$327	$80
2020	407	358	49
2021	313	298	15
2022	30	27	3
2023	16	15	1
	$1,173	$1,025	$148

NOTE 5 – PER SHARE DATA

The computation for basic and diluted earnings (loss) per share is as follows:

Six months ended June 30, 2018 compared to six months ended June 30, 2017:

	2018	2017
	(in thousands, except per share information)
Basic income (loss) per share
Net income (loss)	$833	$(648)
Weighted average shares outstanding	8,096	8,075
Basic income (loss) per share	$0.10	$(0.08)
Diluted income (loss) per share
Net income (loss)	$833	$(648)
Weighted average shares outstanding	8,096	8,075
Add dilutive effect of assumed exercising of stock options, RSUs and warrants	46	—
Diluted weighted average shares outstanding	8,142	8,075
Diluted income (loss) per share	$0.10	$(0.08)

Three months ended June 30, 2018 compared to three months ended June 30, 2017:

	2018	2017
	(in thousands, except per share information)
Basic income (loss) per share
Net income (loss)	$797	$(377)
Weighted average shares outstanding	8,102	8,075
Basic income (loss) per share	$0.10	$(0.05)
Diluted income (loss) per share
Net income (loss)	$797	$(377)
Weighted average shares outstanding	8,102	8,075
Add dilutive effect of assumed exercising of stock options, RSUs and warrants	68	—
Diluted weighted average shares outstanding	8,170	8,075
Diluted income (loss) per share	$0.10	$(0.05)

NOTE 6 – RELATED PARTY TRANSACTIONS

During the periods ended June 30, 2018 and 2017, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, Orson Oliver assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. Mr. Oliver was the Company's Chairman of the Board and interim Chief Executive Officer from 2014 until his resignation on March 26, 2018.  Mr. Oliver continues to be a member of the Company's Board of Directors.  As of June 30, 2018, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

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

As of June 30, 2018 and 2017, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

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

NOTE 6 – RELATED PARTY TRANSACTIONS, Continued

Board of Directors' fees and consulting fees:

The Company pays board and committee fees to non-employee directors. Effective October 1, 2017, the Company revised its Board compensation policy to provide an annual retainer of $50.0 thousand per Board member, an additional $10.0 thousand annual retainer to the chairman of the audit committee, and an additional $5.0 thousand annual retainer to the chairman, if any, of other standing committees. These payments are to be paid in quarterly installments, in advance upon the first day of each quarter. No additional fees are to be paid for individual meeting attendance. In addition, each director will receive an annual grant of RSUs equal to $25.0 thousand that vest over one year.

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

Related party balances are as follows, in thousands:

		2018	2017
K&R and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$42
Prepaid expenses to related parties	(1)	—	43
Notes payable to related parties	(3)	1,568	1,600
Accrued interest	(2)	6	—
Facility rent payable to related parties	(2)	—	123
Facility rent expense to related parties	(4)	225	323
Interest expense to related parties	(4)	38	38

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	$—	$50
Board of director fee expense	(4)	111	124

LK Property:
Lease deposit to LK Property	(1)	$3	$3
Prepaid expenses to related parties	(1)	3	3
Rent expense to LK Property**	(4)	18	18

MetalX:
Accounts receivable from MetalX	(1)	$—	$1
Revenue from product sales to MetalX	(4)	—	188

* Excludes insignificant amount of travel reimbursement.

**Excludes amounts reimbursed to LK Property for utilities and property tax.

(1) Included in receivable and other assets from related parties on the Condensed Consolidated Balance Sheets; balances are as of June 30, 2018 and December 31, 2017.

(2) Included in payable and accrued expenses to related parties on the Condensed Consolidated Balance Sheets; balances are as of June 30, 2018 and December 31, 2017.

(3) Included in current maturities of long-term debt, related parties and long-term debt, related parties on the Condensed Consolidated Balance Sheets; balance is as of June 30, 2018 and December 31, 2017.

(4) Included in the Condensed Consolidated Statements of Operations; amounts are for the six months ended June 30, 2018 and June 30, 2017.

NOTE 7 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS

Following is a summary of stock option activity and number of shares reserved for outstanding options:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	502	$4.78	2.07 years	$2.43
Cancelled	(30)	5.40	—	2.85
Expired	(90)	4.94	—	1.71
Outstanding at December 31, 2017	382	$4.70	1.41 years	$2.57
Issued	31	2.46	4.75 years	1.61
Outstanding at June 30, 2018	413	$4.53	1.20 years	$2.49
Exercisable at June 30, 2018	382	$4.70	0.91 years	$2.57
Securities available for grant at June 30, 2018*	1,698

*Securities available for grant include securities available for stock option grants and RSUs.

Option Grants:

On March 28, 2018, the Company awarded options to purchase 31.0 thousand shares of the Company's common stock to its Chief Executive Officer. These options are scheduled to vest over a three year period, with 1/3 vesting on the first anniversary of the grant date and 1/3 every twelve months thereafter until the three year anniversary of the grant date. The exercise price per share of the options is $2.46, the fair value of the underlying common stock as of the grant date. The options expire March 26, 2023.

The weighted average assumptions relating to the valuation of the Company's stock options awarded in 2018 are shown below.

2018
Weighted average grant-date fair value of grants per option	$1.61
Volatility	80.40%
Risk-free interest rate	2.59%
Expected life (in years)	5.00
Expected dividend yield	—%

Restricted Stock Unit Grants:

On March 29, 2016, the Compensation Committee granted 11.4 thousand RSUs to an employee under the LTIP pursuant to an RSU agreement. The grant date fair value is based on the Company's closing common stock price on the day immediately prior to the date of grant. The grant date fair value was $32.0 thousand and the expense was recognized beginning in the second quarter of 2016. Each RSU vested on March 29, 2018 and represented the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan.

On June 15, 2016, at the Company's annual meeting, the Company's shareholders approved a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange allowed the Company to cancel 170.0 thousand stock options, including 20.0 thousand granted in January 2015, previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO. The RSUs vest as follows if and to the extent that the CFO remains employed by the Company through each of the following dates: (i) on July 1, 2016, 50.00% (45,000) of the RSUs vest and become nonforfeitable; (ii) on December 31, 2016, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iii) on June 30, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; (iv) on December 31, 2017, 12.50% (11,250) of the RSUs vest and become nonforfeitable; and (v) on June 15, 2018, 12.50% (11,250) of the RSUs vest and become nonforfeitable.  Each RSU represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan. The CFO has continued his employment with the Company through June 30, 2018 and the related 90.0 thousand RSUs vested and became nonforfeitable.

NOTE 7 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

On March 28, 2018, the Company granted an aggregate of 18.0 thousand RSUs to six employees under the LTIP pursuant to RSU agreements.  The grant date fair value is based on the Company's closing common stock price on the date of grant. The grant date fair value was $44.3 thousand and was recognized as expensed beginning in the second quarter of 2018. Each RSU vests on March 26, 2021 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreements and the LTIP.

On March 28, 2018, the Company granted 40.6 thousand RSUs to the CEO under the LTIP pursuant to an RSU agreement. The grant date fair value is based on the Company's closing common stock price on the date of grant. The grant date fair value was $100.0 thousand and was recognized as expensed beginning in the second quarter of 2018. Each RSU vests on March 26, 2021 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP.

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	22.6	0.35 years	$2.37
Granted	58.6	2.75 years	2.46
Vested	(22.6)	—	2.37
Outstanding at June 30, 2018	58.6	2.75 years	$2.46

Non-Equity Transactions:

Under a retention agreement with the Company's CFO dated March 25, 2016, the Company agreed to pay the CFO bonuses of $100.0 thousand and $125.0 thousand on each of December 31, 2016 and December 31, 2017, respectively, as long as he remained employed with the Company on those dates.  The December 31, 2016 bonus of $100.0 thousand was paid during the three month period ended March 31, 2017. The December 31, 2017 bonus of $125.0 thousand was paid during the three month period ended March 31, 2018.

On September 30, 2016, the Company entered into retention agreements ("Retention Agreements") with certain management employees (individually "Staff Member"). Under the Retention Agreements, if the Staff Member remained continuously employed by the Company through and including the date which is the first to occur of: (a) the date of a change in control of the Company; (b) the date the Staff Member is terminated without cause; and (c) December 31, 2017, the Company agreed to pay the Staff Member a bonus in an amount equal to 25% of the Staff Member's then-current annual base salary.  The Company paid the retention amounts of $135.9 thousand during the three month period ended March 31, 2018.

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

Liquidity and Capital Resources

Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We have also been able to manage liquidity by deferring certain rent payments made to related parties through October 1, 2017, as well as deferring capital expenditures during 2017. See Note 6 – Related Party Transactions in the accompanying Notes to Condensed Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of June 30, 2018, we held cash and cash equivalents of $0.7 million. We drew $1.9 million on our revolving credit facility during the six month period ended June 30, 2018. We expect operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing obligations.

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

Results of Operations

Six months ended June 30, 2018 compared to six months ended June 30, 2017

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Six months ended
	June 30,
	2018	2017
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	91.3%	93.9%
Selling, general and administrative expenses	5.8%	7.1%
Income (loss) before other expenses	2.8%	(1.1)%

Total revenue increased $4.7 million or 17.6% to $31.3 million in the six month period ended June 30, 2018 compared to $26.6 million in the same period in 2017.

Ferrous revenue increased $5.2 million or 52.0% to $15.0 million in the six month period ended June 30, 2018 compared to $9.9 million in the same period in 2017.  For the six months ended June 30, 2018 compared to six months ended June 30, 2017, the average selling price ("ASP") of ferrous material increased $112 per gross ton, or 41%, partially as a result of the shredder restart that led to a favorable shift in the ferrous sales mix and partially due to market improvements. For the six months ended June 30, 2018 compared to six months ended June 30, 2017, ferrous material shipments increased 1.4 thousand tons, or 4%, despite the negative impact from the shredder restart. The inherent nature of the shredding process produces less saleable product volume but at a higher quality level, thereby increasing the ASP. Ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Non-ferrous revenue decreased $0.3 million or 1.7% to $15.6 million in the six month period ended June 30, 2018 compared to $15.9 million in the same period in 2017.  For the six months ended June 30, 2018 compared to six months ended June 30, 2017, the ASP of non-ferrous material increased $0.14 per pound, or 14%, and non-ferrous material shipments decreased by 1.9 million pounds, or 12%. Non-ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Total cost of sales increased $3.6 million or 14.4% to $28.5 million in the six month period ended June 30, 2018 compared to $25.0 million for the same period in 2017. The increase was a result of an increase in ferrous material shipments and higher average prices on a per-unit basis in our ferrous and non-ferrous operations, offset slightly by a decrease in non-ferrous material shipments.

Total cost of sales as a percent of revenue decreased during the six month period ended June 30, 2018 as compared to the same period in 2017. This improvement was a result of generally increasing ASP during 2018 as well as favorable sales mix that resulted from the startup of the shredder. This was partially offset by startup expenses the Company incurred due to the restart of the shredder operations in May 2017. These startup expenses consisted primarily of repairs and maintenance expenses, utilities expenses and personnel expenses.

SG&A expenses decreased $0.1 million to $1.8 million in the six month period ended June 30, 2018 compared to $1.9 million in the same period in 2017. SG&A expenses decreased primarily due to decreases in property tax expense of $54.7 thousand, landfill expense of $38.9 thousand, labor expense of $33.9 thousand, share based compensation expense of $28.7 thousand, and depreciation expense of $21.4 thousand, offset by increases in insurance expense of $56.0 thousand, legal expense of $24.2 thousand and utilities expense of $23.1 thousand.

Other income (expense) was expense of $37.0 thousand for the six month period ended June 30, 2018 compared to expense of $354.0 thousand for the six month period ended June 30, 2017. This $317.0 thousand change is a result of (i) a $139.0 thousand increase in interest expense, which is a result of the increased outstanding balance on the line of credit, (ii) a decrease in gain on sale of assets of $28.0 thousand and (iii) an increase in gain on insurance proceeds of $487.0 thousand related to an insurance claim filed on six roofs on certain of our buildings.

The income tax provision increased $13.0 thousand to $20.0 thousand in the six month period ended June 30, 2018 compared to $7.0 thousand in the same period in 2017. The effective tax rates in 2018 and 2017 were (2.6)% and (0.2)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through June 30, 2018. We also have several state and franchise taxes payable based on gross receipts.  The Company is currently under a property tax audit and has accrued an estimate of potential assessments.

Net income for the six month period ended June 30, 2018 was $833.0 thousand compared to a net loss of $648.0 thousand for the same period of 2017.  This was an increase of $1.5 million, or 228.5%.

Three months ended June 30, 2018 compared to three months ended June 30, 2017

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Three months ended
	June 30,
	2018	2017
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	91.0%	95.0%
Selling, general and administrative expenses	5.4%	6.3%
Income (loss) before other expenses	3.6%	(1.3)%

Total revenue increased $3.0 million or 22.4% to $16.6 million in the second quarter of 2018 compared to $13.6 million in the same period in 2017.

Ferrous revenue increased $2.7 million or 51.0% to $8.0 million in the second quarter of 2018 compared to $5.3 million in the same period in 2017.  For the three months ended June 30, 2018 compared to three months ended June 30, 2017, the average selling price ("ASP") of ferrous material increased $111 per gross ton, or 39%, partially as a result of the shredder restart that led to a favorable shift in the ferrous sales mix and partially due to market improvements. For the three months ended June 30, 2018 compared to three months ended June 30, 2017, ferrous material shipments increased 1.0 thousand tons, or 5%, despite the negative impact from the shredder restart. The inherent nature of the shredding process produces less saleable product volume but at a higher quality level, thereby increasing the ASP. Ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Non-ferrous revenue increased $0.4 million or 5.3% to $8.3 million in the second quarter of 2018 compared to $7.9 million in the same period in 2017.  For the three months ended June 30, 2018 compared to three months ended June 30, 2017, the ASP of non-ferrous material increased $0.09 per pound, or 8%, and non-ferrous material shipments decreased by 0.1 million pounds, or 1%. Non-ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Total cost of sales increased $2.2 million or 17.3% to $15.1 million in the three month period ended June 30, 2018 compared to $12.9 million for the same period in 2017. The increase was a result of an increase in ferrous material shipments and higher average prices on a per-unit basis in our ferrous and non-ferrous operations, offset slightly by a decrease in non-ferrous material shipments.

Total cost of sales as a percent of revenue decreased during the three month period ended June 30, 2018 as compared to the same period in 2017. This improvement was a result of generally increasing ASP during 2018 as well as favorable sales mix that resulted from the startup of the shredder. This was partially offset by startup expenses the Company incurred due to the restart of the shredder operations in May 2017. These startup expenses consisted primarily of repairs and maintenance expenses, utilities expenses and personnel expenses.

SG&A expenses increased $37.0 thousand to $0.9 million in the three month period ended June 30, 2018 compared to $0.9 million in the same period in 2017. SG&A expenses increased primarily due to increases in labor expense of $40.9 thousand, insurance expense of $28.0 thousand and legal expense of $24.2 thousand offset by a decrease in property tax expense of $54.7 thousand.

Other income (expense) was income of $205.0 thousand for the three month period ended June 30, 2018 compared to expense of $201.0 thousand for the three month period ended June 30, 2017. This $406.0 thousand change is a result of (i) an $80.0 thousand increase in interest expense, which is a result of the increased outstanding balance on the line of credit and (ii) an increase in gain on insurance proceeds of $487.0 thousand related to an insurance claim filed on six roofs on certain of our buildings.

The income tax provision increased from no provision in the three month period ended June 30, 2017, to $12.0 thousand in the three month period ended June 30, 2018. The effective tax rates in 2018 and 2017 were (1.5)% and (0.0)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through June 30, 2018. We also have several state and franchise taxes payable based on gross receipts.  The Company is currently under a property tax audit and has accrued an estimate of potential assessments.

Net income for the second quarter of 2018 was $797.0 thousand compared to a net loss of $377.0 thousand for the same period of 2017.  This was an increase of $1.2 million, or 311.4%.

Financial condition at June 30, 2018 compared to December 31, 2017

Cash and cash equivalents decreased $150.0 thousand to $691.0 thousand as of June 30, 2018 from $841.0 thousand as of December 31, 2017.

Net cash used in operating activities was $2.3 million for the six month period ended June 30, 2018. The net cash used in operating activities is primarily due to an increase in receivables of $2.0 million, an increase in inventories of $2.9 million, an increase in other assets of $0.2 million, and a decrease in payables and accrued expenses to related parties of $0.2 million.  These cash uses in operating activities were partially offset by net income of $833.0 thousand, an increase in accounts payable of $1.6 million, depreciation of $1.0 million, a decrease in receivables from related parties of $44.0 thousand, and share based compensation expense of $23.0 thousand.

Net cash from investing activities was $383.0 thousand for the six month period ended June 30, 2018. In the six month period ended June 30, 2018, we recorded a gain from insurance proceeds of $487.0 thousand. The Company had $104.0 thousand of unfinanced capital expenditures in 2018.

Net cash from financing activities was $1.8 million for the six month period ended June 30, 2018. In the six month period ended June 30, 2018, we received net proceeds from debt of $1.9 million less capitalized loan fees in the amount of $109.0 thousand and an increase in checks in excess of bank of $0.2 million.

Accounts receivable trade after allowances for doubtful accounts increased $2.0 million or 48.4% to $6.3 million as of June 30, 2018 compared to $4.2 million as of December 31, 2017 due to increased shipments and commodity price increases. In general, the accounts receivable balance fluctuates due to the quantity and timing of shipments, commodity prices and receipt of customer payments.

Accounts receivables from related parties decreased $44.0 thousand to $48.0 thousand as of June 30, 2018 compared to $92.0 thousand as of December 31, 2017. This decrease was due to timing of cash receipts.

Inventories consist principally of ferrous and non-ferrous scrap materials. We value inventory at the lower of cost or net realizable value. Inventory increased $2.9 million, or 56.5%, to $8.0 million as of June 30, 2018 compared to $5.1 million as of December 31, 2017. This increase is primarily driven by higher commodity prices and increased volumes during the second quarter of 2018 compared to the fourth quarter of 2017.

Inventory aging for the period ended June 30, 2018 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials and auto parts	$6,028	$1,022	$426	$513	$7,989

Inventory aging for the period ended December 31, 2017 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials and auto parts	$4,069	$693	$119	$225	$5,106

Inventory in the 60 days or less categories compared to total inventory decreased at 88.2% as of June 30, 2018 compared to 93.3% as of December 31, 2017.  Inventory greater than 60 days compared to total inventory increased at 11.8% as of June 30, 2018 compared to 6.7% as of December 31, 2017.

Accounts payable trade increased $1.6 million or 91.8% to $3.4 million as of June 30, 2018 compared to $1.8 million as of December 31, 2017. The accounts payable balance fluctuates due to timing of purchases from and payments made to our vendors.

Payables and accrued expenses to related parties decreased $167.0 thousand to $6.0 thousand as of June 30, 2018 compared to $173.0 thousand as of December 31, 2017.  This decrease is largely a result of a decrease in the facility rent payable to related parties of $98.0 thousand. See Note 6 – Related Party Transactions for additional information.

Working capital increased $1.5 million to $3.7 million as of June 30, 2018 compared to $2.2 million as of December 31, 2017 as a result of the above noted items.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2018.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 4 years	More than 4 years
Obligation Description:
Long-term debt obligations	$8,549	$77	$8,442	$30	$—
Operating lease obligations (1)	3,140	589	1,072	917	562
Capital lease obligations (1)	1,025	327	656	42	—
Total	$12,714	$993	$10,170	$989	$562

(1)	See Note 4 – Lease Commitments and Note 6 – Related Party Transactions for detailed information related to the Company's operating and capital lease obligations.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Condensed Consolidated Financial Statements and expects to record a right-of-use asset and a lease liability. We do not expect a significant impact on the Company's results of operations.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2018, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b) Changes to internal control over financial reporting.

There have been no changes in ISA's internal control over financial reporting during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, ISA's internal control over financial reporting.

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

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	August 8, 2018	By /s/ Todd L. Phillips
Todd L. Phillips
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
10.1	*

Amendment No. 2 to Loan and Security Agreement dated as of June 4, 2018 among the Company, its subsidiaries and MidCap Business Credit LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on June 7, 2018)(File No. 0-20979)

10.2	*

Second Amended and Restated Revolving Note made by the Company to the order of MidCap Business Credit LLC in face principal amount of $10,000,000. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on June 7, 2018)(File No. 0-20979)

10.3	*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on July 11, 2018)(File No. 0-20979)
31.1		Rule 13a-14(a) Certification of Todd L. Phillips for the Form 10-Q for the quarter ended June 30, 2018.
32.1		Section 1350 Certification of Todd L. Phillips for the Form 10-Q for the quarter ended June 30, 2018.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Document
101.DEF		XBRL Taxonomy Extension Definitions Document
101.LAB		XBRL Taxonomy Extension Labels Document
101.PRE		XBRL Taxonomy Extension Presentation Document

*Previously filed.

