Form 10-Q
period 2018-09-30
INDUSTRIAL SERVICES OF AMERICA INC
filed 2018-11-13
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of November 9, 2018: 8,107,865.

1

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2018	December 31, 2017
	(Unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$736	$841
Income tax receivable	13	—
Accounts receivable – trade after allowance for doubtful accounts of $60.0 thousand in 2018 and 2017	6,502	4,220
Receivables and other assets from related parties (Note 6)	48	92
Inventories (Note 2)	5,775	5,106
Prepaid expenses and other current assets	312	182
Total current assets	13,386	10,441
Net property and equipment	10,047	11,212
Other assets
Deferred income taxes	27	27
Other non-current assets	162	187
Total other assets	189	214
Total assets	$23,622	$21,867

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2018	December 31, 2017
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt (Note 3)	$6,134	$5,018
Current maturities of long-term debt, related parties (Notes 3 and 6)	48	64
Current maturities of capital lease obligations (Note 4)	344	300
Checks in excess of bank	141	148
Accounts payable	2,406	1,784
Payables and accrued expenses to related parties (Note 6)	13	173
Income tax payable	—	2
Other current liabilities	620	765
Total current liabilities	9,706	8,254
Long-term liabilities
Long-term debt, net of current maturities	54	—
Long-term debt, net of current maturities, related parties (Notes 3 and 6)	1,504	1,536
Capital lease obligations, net of current maturities (Note 4)	680	819
Total long-term liabilities	2,238	2,355
Shareholders' equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2018 and 2017; 8,107,865 and 8,089,129 shares issued and outstanding in 2018 and 2017	27	27
Additional paid-in capital	24,092	24,028
Stock warrants outstanding	1,025	1,025
Retained losses	(13,422)	(13,778)
Treasury stock at cost, 30,690 shares in 2018 and 2017	(44)	(44)
Total shareholders' equity	11,678	11,258
Total liabilities and shareholders' equity	$23,622	$21,867

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenue from product sales
Revenue from ferrous operations	$7,738	$6,649	$22,786	$16,461
Revenue from non-ferrous operations	8,806	7,936	24,413	23,891
Revenue from auto parts operations and other revenue	254	324	857	1,128
Total revenue from product sales	16,798	14,909	48,056	41,480
Cost of sales for product sales	16,114	13,968	44,662	38,928
Gross profit	684	941	3,394	2,552
Selling, general and administrative expenses	891	859	2,710	2,757
(Loss) income before other income (expense)	(207)	82	684	(205)
Other income (expense)
Interest expense, including loan fee amortization	(292)	(240)	(817)	(625)
Gain on sale of assets	—	—	—	28
Gain on insurance proceeds	—	—	487	—
Other income (expense), net	15	(17)	15	(14)
Total other income (expense), net	(277)	(257)	(315)	(611)
(Loss) income before income taxes	(484)	(175)	369	(816)
Income tax provision	(7)	2	13	9
Net (loss) income	$(477)	$(177)	$356	$(825)

Basic (loss) earnings per share	$(0.06)	$(0.02)	$0.04	$(0.10)
Diluted (loss) earnings per share	$(0.06)	$(0.02)	$0.04	$(0.10)

Weighted average shares outstanding:
Basic	8,108	8,082	8,100	8,077
Diluted	8,108	8,082	8,166	8,077

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2018

(UNAUDITED)

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of December 31, 2017	8,119,819	$27	$24,028	$1,025	$(13,778)	(30,690)	$(44)	$11,258
Common stock	18,736	—	—	—	—	—	—	—
Share-based compensation	—	—	64	—	—	—	—	64
Net income	—	—	—	—	356	—	—	356
Balance as of September 30, 2018	8,138,555	$27	$24,092	$1,025	$(13,422)	(30,690)	$(44)	$11,678

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(UNAUDITED)

	For the nine months ended
	September 30, 2018	September 30, 2017
	(in thousands)
Cash flows from operating activities
Net income (loss)	$356	$(825)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Bad debt expense	—	25
Depreciation and amortization	1,571	1,669
Share-based compensation expense	64	90
Gain on sale of assets	—	(28)
Gain from insurance proceeds	(487)	—
Amortization of loan fees included in interest expense	113	94
Change in assets and liabilities
Receivables	(2,282)	(2,231)
Receivables from related parties	44	59
Inventories	(669)	(310)
Income tax receivable/payable	(15)	11
Other assets	(82)	(181)
Accounts payable	622	92
Payables and accrued expenses to related parties	(160)	(170)
Other current liabilities	(145)	192
Net cash used in operating activities	(1,070)	(1,513)
Cash flows from investing activities
Proceeds from insurance claim, net	487	—
Proceeds from sale of property and equipment	—	28
Purchases of property and equipment	(203)	(75)
Net cash from (used in) investing activities	284	(47)
Cash flows from financing activities
Loan fees capitalized	(136)	(125)
Change in checks in excess of bank	(7)	(79)
Payments on related party debt	(48)	(16)
Payments on capital lease obligations	(229)	(133)
Proceeds from revolving line of credit, net	1,101	2,239
Net cash from financing activities	681	1,886
Net change in cash and cash equivalents	(105)	326
Cash and cash equivalents at beginning of period	841	526
Cash and cash equivalents at end of period	$736	$852

Supplemental disclosure of cash flow information:
Cash paid for interest	$690	$498
Cash paid for taxes	29	2
Tax refunds received	1	5
Supplemental disclosure of noncash investing and financing activities:
Equipment additions financed by debt	69	—
Equipment additions financed by capital lease obligations	134	75
Equipment additions financed by related party debt	—	129

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

The Company's core business is focused on the metal recycling industry.  The Company is focused on returning the core recycling business to profitability.  The Company intends to do this by increasing efficiencies and productivity, which included the commercial restart of its auto shredder in the second quarter of 2017.  ISA will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2018, and the results of operations and changes in cash flows for the quarters ended September 30, 2018 and 2017. Results of operations for the period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2017 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017, on file with the Securities and Exchange Commission.

Estimates

In preparing the consolidated financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates of property tax assessments, estimates of accrued payables, estimates of deferred income tax assets and liabilities, estimates of inventory balances, and estimates of stock option and warrant values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of inventory and machinery and equipment and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts, transactions and profits have been eliminated.

Revenue Recognition

The Company's revenue is primarily generated from contracts with customers. The Company notes there have been no credit losses recorded on any receivables or contract assets arising from contracts with customers for the three and nine months periods ended September 30, 2018 and 2017. The Company elects to use the practical expedient as it relates to significant financing components as the Company expects, at the contract inception, that the period between when the Company transfers a promised good and when the customer pays for that good will be one year or less.

Ferrous and nonferrous revenue

Ferrous and non-ferrous contracts contain one performance obligation which consists of the shipment of a stated quantity of a stated product to be delivered within a stated time frame.  Ferrous and non-ferrous revenue contracts are primarily short term contracts, typically completed within 30 days. Ferrous and non-ferrous transaction prices are stated in the contract with no variable considerations present. As ferrous and non-ferrous contracts contain one performance obligation, the total transaction price is allocated to the shipment of materials.  When multiple loads are included in one contract, the stated price per gross ton is applied to the shipment weight in order to determine transaction price. Ferrous and non-ferrous revenue is recognized when the Company satisfies the shipment of materials per the contract. The shipment and delivery of material typically occurs on the same day.  No contract assets or contract liabilities were recognized as of September 30, 2018 and 2017.

Revenue from auto parts operations and other revenue

Revenue from auto parts primarily consists of individual transactions by customers who enter the Company’s premises and purchase auto parts by cash or credit card. Related to these sales, a customer may be charged a core charge.  The customer has 30 days to return the core and receive a refund of the core charge. Additionally, customers have the option to separately purchase a warranty related to certain goods purchased.  Total core charges and warranty sales are immaterial, in aggregate accounting for less than 1% of revenue from auto parts operations and other revenue. Sale prices, core charges and warranties are tracked separately and recognized as revenue when the purchase is completed. No contract assets or contract liabilities were recognized as of September 30, 2018 and 2017.

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

In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at September 30, 2018 and December 31, 2017 (in thousands):

	Fair Value at Reporting Date Using
September 30, 2018: unaudited	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$736	$—	$736
Liabilities:
Long-term debt	$—	$(6,173)	$(6,173)
Long-term debt, related parties	—	(1,344)	(1,344)

	Fair Value at Reporting Date Using
December 31, 2017:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$841	$—	$841
Liabilities:
Current maturities of long-term debt	$—	$(5,018)	$(5,018)
Long-term debt, related parties	—	(1,331)	(1,331)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the nine month periods ended September 30, 2018 or 2017.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

Subsequent Events

The Company has evaluated the period from September 30, 2018 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and identified the following:

On November 9, 2018, the Company entered into a loan and security agreement with Bank of America, N.A. ("BofA" and the "BofA Loan Agreement") that provides for (i) a revolving line of credit in the aggregate principal amount of $10.0 million (subject to a borrowing base), which includes a $1.0 million letter of credit subline ("Revolving Loan"), and (ii) a term loan in the amount of $2.5 million ("Term Loan").  The interest rate on the Revolving Loan is equal to LIBOR plus 2.25% to 2.75% depending on financial performance. The interest rate on the Term Loan is equal to LIBOR plus 2.75% to 3.25% depending on financial performance. The BofA Loan Agreement will terminate on the earlier of: (i) September 30, 2020, with an option to extend such date to September 30, 2023 upon certain conditions, (ii) the date on which the Borrowers terminate the Revolving Loan pursuant to the BofA Loan Agreement, or (iii) the date on which BofA terminates the Revolving Loan as a result of an event of default.  The BofA Loan Agreement also requires a certain fixed charge coverage ratio. Proceeds from the BofA Loan Agreement were used to satisfy the Company's existing credit facility. See Note 3 – Long-Term Debt and Notes Payable to Bank.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on the Condensed Consolidated Financial Statements.  As of January 1, 2019, the Company expects to record a right-of-use asset and a lease liability of approximately $7.0 million on the Condensed Consolidated Balance Sheet. The Company does not expect the changes to have a material impact on the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows. Upon adoption, the Company expects that its financial statement disclosures will be expanded to present additional details of its leasing arrangements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company adopted the standard in the first quarter of 2018 and noted no material impact from the adoption of ASU 2016-15 on the Condensed Consolidated Financial Statements.

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

The Company did not have a lower of cost or NRV inventory write-down in the nine month periods ended September 30, 2018 and 2017.

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

Inventories for ferrous and non-ferrous materials as of September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018
	(unaudited)	December 31, 2017
	(in thousands)
Raw materials	$4,191	$3,046
Finished goods	843	1,366
Processing costs	741	694
Total inventories for sale	$5,775	$5,106

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

The interest rate on the 2016 Loan is equal to the prime rate (5.25% as of September 30, 2018) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate will increase by 300 basis points (3.00%). The 2016 Loan also has a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance outstanding, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

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

In June 2018, the Company achieved an FCCR greater than 1.1x on an annual basis. Beginning July 1, 2018 the minimum line covenant equal to $350.0 thousand was replaced by an FCCR covenant with a result of an increase in availability of $350.0 thousand.

The amended 2016 Loan had availability of $3.0 million as of September 30, 2018.

Other Debt:

Amounts owed to K&R, LLC and 7100 Grade Lane LLC are more fully described in Note 6 – Related Party Transactions.

In June 2018, the Company executed a note for $68.9 thousand to purchase equipment to be used in the operation of the Company's business.  The note is for a period of five years at an interest rate of 6.0% with a monthly payment of $1.3 thousand.

Debt as of September 30, 2018 and December 31, 2017 consisted of the following:

	September 30,	December 31,
	2018	2017
	(unaudited)
	(in thousands)
Revolving credit facility with MidCap, see above description for additional details	$6,121	$5,018
K&R, LLC related party notes (See Note 6 - Related Party Transactions)	668	716
7100 Grade Lane LLC related party note (See Note 6 - Related Party Transactions)	884	884
Equipment note, see above description for additional details	67	—
	7,740	6,618
Less amounts classified as current maturities	6,182	5,082
	$1,558	$1,536

The annual contractual maturities of long-term debt (in thousands) for the next five twelve-month periods and thereafter ending September 30 are as follows:

2019	$61
2020	6,134
2021	1,518
2022	15
2023	12
Total	$7,740

The Company paid and capitalized loan fees in the amount of $136.3 thousand during the nine month period ended September 30, 2018.  The Company recognized loan amortization expense of $113.0 thousand during the nine month period ended September 30, 2018.

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

Future minimum lease payments for operating leases for the next five twelve-month periods ending September 30 of each year and thereafter, in thousands, as of September 30, 2018, reflective of the new lease agreement, are as follows:

	Related Party	Other	Total
2019	$470	$110	$580
2020	450	110	560
2021	450	38	488
2022	450	11	461
2023	450	3	453
2024 and thereafter	450	—	450
Future minimum lease payments	$2,720	$272	$2,992

Total lease expense for the nine months ended September 30, 2018 and 2017 was $472.9 thousand and $614.3 thousand, respectively.

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

The Company entered into a capital lease, effective June 2017, to lease two pieces of equipment for use in the Company's operations. The lease is for a period of six years and the payments are $1.4 thousand per month. The Company has the option to purchase the equipment for a purchase price of $1.00 per item of equipment upon the expiration of the lease. At inception, the Company recorded a capital lease obligation of $75.2 thousand. The Company used a weighted average cost of capital of 10.0% to calculate the capital lease obligation.

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

The Company entered into a capital lease, effective July 2018, to lease two pieces of equipment for use in the Company's operations. The lease is for a period of 6 years and 4 months and the payments are $1.4 thousand per month. The Company has the option to purchase the equipment for a purchase price of $1.00 per item of equipment upon the expiration of the lease. At inception, the Company recorded a capital lease obligation of $79.9 thousand. The Company used a weighted average cost of capital of 10.0% to calculate the capital lease obligation.

Depreciation and interest expense for capital leases, in thousands, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Depreciation expense	$74	$67	$210	$197
Interest expense	26	29	76	87

Accumulated depreciation and net book value for capital leases, in thousands, are as follows:

	September 30,
	2018	2017
Accumulated depreciation	$645	$368
Net book value	848	992

Future minimum lease payments for capital leases for the next five twelve-months periods ending September 30 of each year, in thousands, as of September 30, 2018 are as follows:

	Total	Principal	Interest
2019	$424	$344	$80
2020	424	377	47
2021	236	222	14
2022	43	37	6
2023	28	25	3
2024 and thereafter	20	19	1
	$1,175	$1,024	$151

NOTE 5 – PER SHARE DATA

The computation for basic and diluted income (loss) per share is as follows:

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017:

	2018	2017
	(in thousands, except per share information)
Basic income (loss) per share
Net income (loss)	$356	$(825)
Weighted average shares outstanding	8,100	8,077
Basic income (loss) per share	$0.04	$(0.10)
Diluted income (loss) per share
Net income (loss)	$356	$(825)
Weighted average shares outstanding	8,100	8,077
Add dilutive effect of assumed exercising of stock options, RSUs and warrants	66	—
Diluted weighted average shares outstanding	8,166	8,077
Diluted income (loss) per share	$0.04	$(0.10)

Three months ended September 30, 2018 compared to three months ended September 30, 2017:

	2018	2017
	(in thousands, except per share information)
Basic loss per share
Net loss	$(477)	$(177)
Weighted average shares outstanding	8,108	8,082
Basic loss per share	$(0.06)	$(0.02)
Diluted loss per share
Net loss	$(477)	$(177)
Weighted average shares outstanding	8,108	8,082
Add dilutive effect of assumed exercising of stock options, RSUs and warrants	—	—
Diluted weighted average shares outstanding	8,108	8,082
Diluted loss per share	$(0.06)	$(0.02)

NOTE 6 – RELATED PARTY TRANSACTIONS

During the periods ended September 30, 2018 and 2017, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, Orson Oliver assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. Mr. Oliver was the Company's Chairman of the Board and interim Chief Executive Officer from 2014 until his resignation on March 26, 2018.  Mr. Oliver continues to be a member of the Company's Board of Directors.  As of September 30, 2018, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership, collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

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

As of September 30, 2018 and 2017, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

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

NOTE 6 – RELATED PARTY TRANSACTIONS, Continued

Board of Directors' fees:

The Company pays board and committee fees to non-employee directors. Effective October 1, 2017, the Company revised its Board compensation policy to provide an annual retainer of $50.0 thousand per Board member, an additional $10.0 thousand annual retainer to the chairman of the audit committee, and an additional $5.0 thousand annual retainer to the chairman, if any, of other standing committees. Additional fees may be paid to directors for service on non-standing committees. Director fees are to be paid in quarterly installments, in advance upon the first day of each quarter. No additional fees are to be paid for individual meeting attendance. In addition, each director will receive an annual grant of RSUs equal to $25.0 thousand that vest over one year.

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

Related party balances are as follows, in thousands:

		2018	2017
K&R and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$42
Prepaid expenses to related parties	(1)	—	43
Notes payable to related parties	(3)	1,552	1,600
Accrued interest	(2)	6	—
Facility rent payable to related parties	(2)	—	123
Facility rent expense to related parties	(4)	338	484
Interest expense to related parties	(4)	56	56

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	$6	$50
Board of director fee expense	(4)	171	160
Board of director share-based compensation expense	(4)	25	—

LK Property:
Lease deposit to LK Property	(1)	$3	$3
Prepaid expenses to related parties	(1)	3	3
Accounts payable to LK Property	(2)	1	—
Rent expense to LK Property**	(4)	27	27

MetalX:
Accounts receivable from MetalX	(1)	$—	$1
Revenue from product sales to MetalX	(4)	—	188

* Excludes insignificant amount of travel reimbursement.

**Excludes amounts reimbursed to LK Property for utilities and property tax.

(1) Included in receivable and other assets from related parties on the Condensed Consolidated Balance Sheets; balances are as of September 30, 2018 and December 31, 2017.

(2) Included in payable and accrued expenses to related parties on the Condensed Consolidated Balance Sheets; balances are as of September 30, 2018 and December 31, 2017.

(3) Included in current maturities of long-term debt, related parties and long-term debt, related parties on the Condensed Consolidated Balance Sheets; balance is as of September 30, 2018 and December 31, 2017.

(4) Included in the Condensed Consolidated Statements of Operations; amounts are for the nine months ended September 30, 2018 and September 30, 2017.
20

NOTE 7 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS

Following is a summary of stock option activity and number of shares reserved for outstanding options:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	502	$4.78	2.07 years	$2.43
Cancelled	(30)	5.40	—	2.85
Expired	(90)	4.94	—	1.71
Outstanding at December 31, 2017	382	$4.70	1.41 years	$2.57
Issued	31	2.46	4.50 years	1.61
Outstanding at September 30, 2018	413	$4.53	0.95 years	$2.49
Exercisable at September 30, 2018	382	$4.70	0.66 years	$2.57
Securities available for grant at September 30, 2018*	1,645

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

On June 15, 2016, at the Company's annual meeting, the Company's shareholders approved a one-time stock option exchange for the CFO as an alternative to a direct repricing of options previously granted to the CFO. The stock option exchange allowed the Company to cancel 170.0 thousand stock options, including 20.0 thousand granted in January 2015, previously granted to the CFO in exchange for the grant of 90.0 thousand RSUs to the CFO. The RSUs vested over a period ending June 15, 2018.  Each RSU represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan. The CFO continued his employment with the Company through the end of the agreement and the related 90.0 thousand RSUs vested and became nonforfeitable.

NOTE 7 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

On March 28, 2018, the Company granted an aggregate of 18.0 thousand RSUs to six employees under the LTIP pursuant to RSU agreements. The grant date fair value is based on the Company's closing common stock price on the date one day prior to grant. The grant date fair value was $44.3 thousand and was recognized as expensed beginning in the second quarter of 2018. Each RSU vests on March 26, 2021 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreements and the LTIP.

On March 28, 2018, the Company granted 40.6 thousand RSUs to the CEO under the LTIP pursuant to an RSU agreement. The grant date fair value is based on the Company's closing common stock price on the date one day prior to grant. The grant date fair value was $100.0 thousand and was recognized as expensed beginning in the second quarter of 2018. Each RSU vests on March 26, 2021 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP.

On July 9, 2018, the Compensation Committee of the Board of Directors of the Company granted each of the four non-employee directors 13,228 RSUs in accordance with a RSU Grant Agreement pursuant to the Company's 2009 LTIP, as amended. The grants followed the election of the non-employee directors at the annual meeting of shareholders of the Company on July 9, 2018. The grant date fair value is based on the Company's closing common stock price on the date one day prior to grant. The grant date fair value was $100.0 thousand and was recognized as expense beginning in the third quarter of 2018. Each RSU vests on July 9, 2019 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP.

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	22.6	0.35 years	$2.37
Granted	111.6	1.68 years	2.19
Vested	(22.6)	—	2.37
Outstanding at September 30, 2018	111.6	1.68 years	$2.19

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

Our core business is focused on the metal recycling industry.  We are focused on returning our core recycling business to profitability.  We intend to do this by increasing efficiencies and productivity, which included the commercial restart of our auto shredder in the second quarter of 2017.  We will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions.

Liquidity and Capital Resources

Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We have also been able to manage liquidity by deferring certain rent payments made to related parties through October 1, 2017, as well as deferring capital expenditures during 2017. See Note 6 – Related Party Transactions in the accompanying Notes to Condensed Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of September 30, 2018, we held cash and cash equivalents of $0.7 million. We drew a net $1.1 million on our revolving credit facility during the nine month period ended September 30, 2018. We expect operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing obligations.

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

Results of Operations

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Nine months ended
	September 30,
	2018	2017
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	92.9%	93.8%
Selling, general and administrative expenses	5.6%	6.6%
Income (loss) before other expenses	1.4%	(0.5)%

Our results were negatively impacted during the third quarter of 2018 by recent global political events, such as tariffs, trade wars and other global economic events.  Ferrous market prices and volumes were negatively impacted by economic stress in Turkey, one of the largest importers of United States ferrous scrap metal.  Pricing and volumes were further challenged by uncertainty created by tariffs and threatened trade wars.  Non-ferrous market prices and volumes were similarly impacted by tariffs and threatened trade wars, as well as certain restrictions placed by China on imported metals. Although results for the nine month period ended September 30, 2018 were favorable compared to the same period in 2017, the previously discussed events had a negative impact on reported results for the nine month period ended September 30, 2018.

Total revenue increased $6.6 million or 15.9% to $48.1 million in the nine month period ended September 30, 2018 compared to $41.5 million in the same period in 2017.

Ferrous revenue increased $6.3 million or 38.4% to $22.8 million in the nine month period ended September 30, 2018 compared to $16.5 million in the same period in 2017.  For the nine months ended September 30, 2018 compared to nine months ended September 30, 2017, the average selling price ("ASP") of ferrous material increased $88 per gross ton, or 30%, partially as a result of the shredder restart that led to a favorable shift in the ferrous sales mix and partially due to market improvements during the first six months of 2018. For the nine months ended September 30, 2018 compared to nine months ended September 30, 2017, ferrous material shipments increased 1.5 thousand tons, or 3%, despite the negative impact from the shredder restart. The inherent nature of the shredding process produces less saleable product volume but at a higher quality level, thereby increasing the ASP and decreasing the tons of material available to ship. Ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Non-ferrous revenue increased $0.5 million or 2.2% to $24.4 million in the nine month period ended September 30, 2018 compared to $23.9 million in the same period in 2017.  For the nine months ended September 30, 2018 compared to nine months ended September 30, 2017, the ASP of non-ferrous material increased $0.09 per pound, or 9%, and non-ferrous material shipments decreased by 1.0 million pounds, or 4%. Non-ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Total cost of sales increased $5.7 million or 14.7% to $44.7 million in the nine month period ended September 30, 2018 compared to $38.9 million for the same period in 2017. The increase was a result of an increase in ferrous material tons shipped and higher average prices on a per-unit basis in our ferrous and non-ferrous operations, offset slightly by a decrease in non-ferrous material shipments.

Total cost of sales as a percent of revenue decreased during the nine month period ended September 30, 2018 as compared to the same period in 2017. This improvement was a result of generally increasing ASP during 2018 as well as favorable sales mix that resulted from the startup of the shredder. This was partially offset by startup expenses the Company incurred due to the restart of the shredder operations in May 2017. These startup expenses consisted primarily of repairs and maintenance expenses, utilities expenses and personnel expenses.

SG&A expenses decreased $0.1 million to $2.7 million in the nine month period ended September 30, 2018 compared to $2.8 million in the same period in 2017. SG&A expenses decreased primarily due to decreases in labor expense of $62.0 thousand, property tax expense of $54.7 thousand, landfill expense of $38.9 thousand, share based compensation expense of $23.0 thousand, and depreciation expense of $22.0 thousand, offset by increases in insurance expense of $78.0 thousand and legal expense of $46.6 thousand. The Company is currently under a property tax audit and has accrued an estimate of potential assessments.

Other income (expense) was expense of $315.0 thousand for the nine month period ended September 30, 2018 compared to expense of $611.0 thousand for the nine month period ended September 30, 2017. This $296.0 thousand change is a result of (i) a $192.0 thousand increase in interest expense, which is a result of the increased outstanding balance on the line of credit, (ii) a decrease in gain on sale of assets of $28.0 thousand and (iii) an increase in gain on insurance proceeds of $487.0 thousand related to an insurance claim filed on six roofs on certain of our buildings.

The income tax provision increased $4.0 thousand to $13.0 thousand in the nine month period ended September 30, 2018 compared to $9.0 thousand in the same period in 2017. The effective tax rates in 2018 and 2017 were 3.5% and (1.1)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through September 30, 2018. We also have several state and franchise taxes payable based on gross receipts.

Net income for the nine month period ended September 30, 2018 was $356.0 thousand compared to a net loss of $825.0 thousand for the same period of 2017.  This was an increase of $1.2 million, or 143.2%.

Three months ended September 30, 2018 compared to three months ended September 30, 2017

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Three months ended
	September 30,
	2018	2017
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	95.9%	93.7%
Selling, general and administrative expenses	5.3%	5.8%
(Loss) income before other expenses	(1.2)%	0.6%

Our results were negatively impacted during the third quarter of 2018 by recent global political events, such as tariffs, trade wars and other global economic events.  Ferrous market prices and volumes were negatively impacted by economic stress in Turkey, one of the largest importers of United States ferrous scrap metal.  Pricing and volumes were further challenged by uncertainty created by tariffs and threatened trade wars.  Non-ferrous market prices and volumes were similarly impacted by tariffs and threatened trade wars, as well as certain restrictions placed by China on imported metals.

Total revenue increased $1.9 million or 12.7% to $16.8 million in the third quarter of 2018 compared to $14.9 million in the same period in 2017.

Ferrous revenue increased $1.1 million or 16.4% to $7.7 million in the third quarter of 2018 compared to $6.6 million in the same period in 2017.  For the three months ended September 30, 2018 compared to three months ended September 30, 2017, the average selling price ("ASP") of ferrous material increased $44 per gross ton, or 13%, primarily due to market improvements. For the three months ended September 30, 2018 compared to three months ended September 30, 2017, ferrous material shipments increased 0.1 thousand tons, or 1%. Ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Non-ferrous revenue increased $0.9 million or 11.0% to $8.8 million in the third quarter of 2018 compared to $7.9 million in the same period in 2017.  For the three months ended September 30, 2018 compared to three months ended September 30, 2017, the ASP of non-ferrous material remained flat, and non-ferrous material shipments increased by 0.9 million pounds, or 12%. Non-ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Total cost of sales increased $2.1 million or 15.4% to $16.1 million in the three month period ended September 30, 2018 compared to $14.0 million for the same period in 2017. The increase was a result of an increase in ferrous material shipments and higher average prices on a per-unit basis in our ferrous operations and an increase in non-ferrous material shipments.

Total cost of sales as a percent of revenue increased during the three month period ended September 30, 2018 as compared to the same period in 2017 as a result of the above discussed recent global political events.

SG&A expenses increased $32.0 thousand to $0.9 million in the three month period ended September 30, 2018 compared to $0.9 million in the same period in 2017. SG&A expenses increased primarily due to increases in director fees and costs of $23.2 thousand, insurance expense of $22.0 thousand and legal expense of $22.4 thousand offset by a decrease in labor expense of $28.1 thousand. The Company is currently under a property tax audit and has accrued an estimate of potential assessments.

Other income (expense) was expense of $277.0 thousand for the three month period ended September 30, 2018 compared to expense of $257.0 thousand for the three month period ended September 30, 2017. This $20.0 thousand change is a result of (i) a $52.0 thousand increase in interest expense, which is a result of the increased outstanding balance on the line of credit and (ii) a change in other income (expense) of $32.0 thousand.

The income tax provision decreased $9.0 thousand in the three month period ended September 30, 2017 to a negative provision of $7.0 thousand in the three month period ended September 30, 2018 compared to a provision of $2.0 thousand in the same period in 2017. The effective tax rates in 2018 and 2017 were 1.4% and (1.1)%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through September 30, 2018. We also have several state and franchise taxes payable based on gross receipts.

Net loss for the third quarter of 2018 was $477.0 thousand compared to a net loss of $177.0 thousand for the same period of 2017.  This was an increase of $0.3 million, or 169.5%.

Financial condition at September 30, 2018 compared to December 31, 2017

Cash and cash equivalents decreased $105.0 thousand to $736.0 thousand as of September 30, 2018 from $841.0 thousand as of December 31, 2017.

Net cash used in operating activities was $1.1 million for the nine month period ended September 30, 2018. The net cash used in operating activities is primarily due to an increase in receivables of $2.3 million, an increase in inventories of $0.7 million, an increase in other assets of $0.1 million, and a decrease in payables and accrued expenses to related parties of $0.2 million.  These cash uses in operating activities were partially offset by net income of $356.0 thousand, an increase in accounts payable of $0.6 million, depreciation of $1.6 million, a decrease in receivables from related parties of $44.0 thousand, and share based compensation expense of $64.0 thousand.

Net cash from investing activities was $284.0 thousand for the nine month period ended September 30, 2018. In the nine month period ended September 30, 2018, we recorded a gain from insurance proceeds of $487.0 thousand. The Company had $203.0 thousand of unfinanced capital expenditures in 2018.

Net cash from financing activities was $0.7 million for the nine month period ended September 30, 2018. In the nine month period ended September 30, 2018, we received net proceeds from debt of $1.1 million less capitalized loan fees in the amount of $136.0 thousand and payments on capital lease obligations of $229.0 thousand.

Accounts receivable trade after allowances for doubtful accounts increased $2.3 million or 54.1% to $6.5 million as of September 30, 2018 compared to $4.2 million as of December 31, 2017 due to increased shipments and commodity price increases. In general, the accounts receivable balance fluctuates due to the quantity and timing of shipments, commodity prices and receipt of customer payments.

Accounts receivables from related parties decreased $44.0 thousand to $48.0 thousand as of September 30, 2018 compared to $92.0 thousand as of December 31, 2017. This decrease was due to timing of cash receipts.

Inventories consist principally of ferrous and non-ferrous scrap materials. We value inventory at the lower of cost or net realizable value. Inventory increased $0.7 million, or 13.1%, to $5.8 million as of September 30, 2018 compared to $5.1 million as of December 31, 2017. This increase is primarily driven by higher commodity prices and increased volumes during the third quarter of 2018 compared to the fourth quarter of 2017.

Inventory aging for the period ended September 30, 2018 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials and auto parts	$4,045	$1,111	$362	$257	$5,775

Inventory aging for the period ended December 31, 2017 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials and auto parts	$4,069	$693	$119	$225	$5,106

Inventory in the 60 days or less categories compared to total inventory decreased to 89.3% as of September 30, 2018 compared to 93.3% as of December 31, 2017. Inventory greater than 60 days compared to total inventory increased to 10.7% as of September 30, 2018 compared to 6.7% as of December 31, 2017. The $275.0 thousand increase in inventory greater than 60 days primarily consists of numerous individually insignificant changes.

Accounts payable trade increased $0.6 million or 34.9% to $2.4 million as of September 30, 2018 compared to $1.8 million as of December 31, 2017. The accounts payable balance fluctuates due to timing of purchases from and payments made to our vendors.

Payables and accrued expenses to related parties decreased $160.0 thousand to $13.0 thousand as of September 30, 2018 compared to $173.0 thousand as of December 31, 2017.  This decrease is largely a result of a decrease in the facility rent payable to related parties of $123.0 thousand. See Note 6 – Related Party Transactions for additional information.

Working capital increased $1.5 million to $3.7 million as of September 30, 2018 compared to $2.2 million as of December 31, 2017 as a result of the above noted items.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2018.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 4 years	More than 4 years
Obligation Description:
Long-term debt obligations	$7,740	$61	$7,652	$27	$—
Operating lease obligations (1)	2,992	580	1,048	914	450
Capital lease obligations (1)	1,024	344	599	62	19
Total	$11,756	$985	$9,299	$1,003	$469

(1)	See Note 4 – Lease Commitments and Note 6 – Related Party Transactions for detailed information related to the Company's operating and capital lease obligations.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.  Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Condensed Consolidated Financial Statements.  As of January 1, 2019, the Company expects to record a right-of-use asset and a lease liability of approximately $7.0 million on the Condensed Consolidated Balance Sheet. The Company does not expect the changes to have a material impact on the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows. Upon adoption, the Company expects that its financial statement disclosures will be expanded to present additional details of its leasing arrangements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company adopted the standard in the first quarter of 2018 and noted no material impact from the adoption of ASU 2016-15 on the Condensed Consolidated Financial Statements.

No other new accounting pronouncements issued or effective during the reporting period had, or is expected to have, a material impact on our Condensed Consolidated Financial Statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A - Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2018, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	November 13, 2018	By /s/ Todd L. Phillips
Todd L. Phillips
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
10.1	*	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on July 11, 2018)(File No. 0-20979)
31.1		Rule 13a-14(a) Certification of Todd L. Phillips for the Form 10-Q for the quarter ended September 30, 2018.
32.1		Section 1350 Certification of Todd L. Phillips for the Form 10-Q for the quarter ended September 30, 2018.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Document
101.DEF		XBRL Taxonomy Extension Definitions Document
101.LAB		XBRL Taxonomy Extension Labels Document
101.PRE		XBRL Taxonomy Extension Presentation Document

*Previously filed.

