Form 10-K
period 2018-12-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2019-03-13
CIK 4187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 0-20979

INDUSTRIAL SERVICES OF AMERICA, INC.

_______________________________________________________________________________________________________

(Exact Name of Registrant as specified in its Charter)

Florida	59-0712746
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7100 Grade Lane, Louisville, Kentucky	40213
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code   (502) 366-3452

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

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates based on the closing price per share of $2.07 for shares of the registrant’s common stock as reported by the Nasdaq Capital Market as of the last business day of the registrant’s most recently completed second fiscal quarter was $10,764,635. Solely for the purposes of this calculation, shares held by directors, executive officers and 10% owners of the registrant have been excluded. Such exclusion should not be deemed a determination or an admission by the registrant that such individuals are, in fact, affiliates of the registrant.

Number of shares of Common Stock, $0.0033 par value, outstanding as of the close of business on March 8, 2019: 8,107,865.

____________________________________________

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Item 10. through Item 14. of Part III of this report.

2

PART I

Item 1.         Business

General

Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms) is a Louisville, Kentucky-based company that buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and buys used autos in order to sell used auto parts. We purchase, process and sell ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries, refineries and processors. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, aluminum, copper, brass, stainless steel and other metals, as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our sorting, cutting, baling, and shredding operations. The shredding operations were restarted in May 2017, which had previously been idled in May 2015. We operate the auto shredder in the normal course of business subject to market conditions and operating needs. Our non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum, stainless steel and brass. Our used automobile yard primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.

On March 26, 2018, the Board appointed Todd L. Phillips as Chief Executive Officer. See Note 9 - Share-based Compensation and Other Compensation Agreements in the accompanying Notes to Consolidated Financial Statements for additional information. Mr. Phillips has been the Company's Chief Financial Officer since December 31, 2014 and President since September 30, 2016 and will continue to serve in these roles.

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

The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ISA Recycling Operating Division

We have one segment, our Recycling Segment. Our Recycling Segment buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and buys used automobiles in order to sell used automobile parts. The Company purchases, processes and sells ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries, refineries and processors. The Company purchases ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, aluminum, copper, brass, stainless steel and other metals, as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. The Company processes ferrous scrap metal through sorting, cutting, baling, and shredding operations. The shredding operations were idled in May 2015 and restarted in May 2017. The non-ferrous scrap recycling operations consist primarily of collecting, sorting and processing various grades of copper, aluminum, stainless steel and brass.

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

Ferrous Operations

Ferrous Scrap Purchasing - We purchase ferrous scrap from two primary sources: (i) industrial and commercial generators of steel and iron; and (ii) scrap dealers, peddlers, and other generators and collectors who sell us steel and iron scrap. Market demand and the composition, quality, size and weight of the materials are the primary factors that determine prices paid to these material providers.

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

Non-Ferrous Operations

Non-Ferrous Scrap Purchasing - We purchase non-ferrous scrap from two primary sources: (i) industrial and commercial non-ferrous scrap material providers who generate or sell waste aluminum, copper, brass, stainless steel and other metals; and (ii) peddlers, scrap dealers, generators and collectors who deliver directly to our facilities material that they collect from a variety of sources. We also collect non-ferrous scrap from sources other than those that are delivered directly to our processing facilities by placing retrieval boxes at these sources. We subsequently transport the boxes to our processing facilities.

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

Dependence on Major Customer

We had sales to one major customer that totaled approximately 21.2% and 16.3% of our net sales for the years ended December 31, 2018 and 2017, respectively.

Employees

As of February 28, 2019, we had 83 full-time employees. None of our employees are members of a union.

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

The timing and magnitude of the cycles in the industries in which we operate are difficult to predict and are influenced by different economic conditions. Purchase prices for scrap metal including end-of-life vehicles and selling prices for recycled scrap metal are subject to market forces beyond our control. While we attempt to respond to changing recycled scrap metal selling prices through adjustments to our metal purchase prices, our ability to do so is limited by competitive and other market factors. As a result, we may not be able to reduce our metal purchase prices to fully offset a sharp reduction in recycled scrap metal sales prices, which may adversely impact our operating income and cash flows. In fiscal 2015 and the first half of fiscal 2016, lower demand for recycled scrap metal relative to demand and competition for supply of unprocessed scrap metal in the domestic market compressed operating margins due to selling prices decreasing at a faster rate than purchase prices for unprocessed scrap metal. During the second half of 2018, ferrous market prices and volumes were challenged by uncertainty created by tariffs and threatened trade wars.  Non-ferrous market prices and volumes were similarly impacted by tariffs and threatened trade wars, as well as certain restrictions placed by China on imported metals.  In addition, a rapid decrease in selling prices may compress our operating margins due to the impact of average inventory cost accounting, which causes cost of goods sold recognized in the Consolidated Statements of Operations to decrease at a slower rate than metal purchase prices and net selling prices.

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

Item 1B.      Unresolved Staff Comments

None.

Item 2.         Properties

The following table outlines our principal properties as of December 31, 2018:

Property Address	Lease or own	Segment	Acreage
6709 Grade Lane, Louisville, KY	Lease (1)	Recycling & Other	1.326
7023-7103 Grade Lane, Louisville, KY	Own	Recycling	2.530
7020/7100 Grade Lane, Louisville, KY	Lease (K&R) (2)	Recycling & Other	14.230
7110 Grade Lane, Louisville, KY	Own	Recycling	10.723
7124 Grade Lane, Louisville, KY	Own	Recycling	5.120
7200-7210 Grade Lane, Louisville, KY	Own	Recycling	15.520
3409 Camp Ground Road, Louisville, KY	Own	Recycling	5.670
960 S. County Rd 900 W, North Vernon, IN	Lease (3)	Recycling	14.000
1617 State Road 111, New Albany, IN	Own	Recycling	1.300

(1)	See Note 8 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information related to the 6709 Grade Lane lease.

(2)	See Note 8 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information related to the K&R lease.

(3)	See Note 3 - Lease Commitments in the accompanying Notes to Consolidated Financial Statements for additional information related to the Seymour/North Vernon lease.

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

Our operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the processing of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of our facilities have been in operation for many years and, over time, we and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities in material amounts could exist, including cleanup obligations at these facilities or at off-site locations where we disposed of materials from our operations, which could result in future expenditures that we cannot currently estimate and which could reduce our profits. We record liabilities for remediation and restoration costs related to past activities when our obligation is probable and the costs can be reasonably estimated. Costs of future expenditures for environmental remediation are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred. Such compliance has not historically constituted a material expense to us.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

ISA common stock is traded on the NASDAQ Capital Market under the symbol “IDSA.”

There were approximately 127 shareholders of record as of December 31, 2018.

Our Board of Directors did not declare any dividends in 2018 or 2017.

Under our previous MidCap and our current Bank of America loan agreements, ISA covenants that so long as the lenders remain committed to make any advance or extend any other credit to us, or any obligations remain outstanding, ISA will not declare or pay any dividend or distribution (either in cash or any other property in respect of any stock) or redeem, retire, repurchase or otherwise acquire any of our stock, other than dividends and distributions by our subsidiaries to a parent.

On November 15, 2005, our Board of Directors authorized a program to repurchase up to 300.0 thousand shares of our common stock at current market prices. We did not repurchase any shares in 2018 or 2017. There are approximately 133.3 thousand shares still available for repurchase under this program.

Item 6.         Selected Financial Data

	(Amounts in thousands, except per share data)
Year ended December 31:	2018	2017	2016	2015	2014
Total revenue	$61,023	$54,935	$36,505	$46,180	$110,091
Net loss from continuing operations	$(349)	$(1,131)	$(3,230)	$(9,085)	$(8,686)
Net income from discontinued operations	$—	$—	$—	$7,320	$1,413
Earnings (loss) per common share from continuing operations:
Basic	$(0.04)	$(0.14)	$(0.40)	$(1.14)	$(1.15)
Diluted	$(0.04)	$(0.14)	$(0.40)	$(1.14)	$(1.15)
Earnings (loss) per common share from discontinued operations:
Basic	$—	$—	$—	$0.92	$0.19
Diluted	$—	$—	$—	$0.92	$0.19
At year end:
Total assets	$22,480	$21,726	$20,856	$19,434	$37,790
Current maturities of long-term debt	$3,909	$4,877	$2,942	$20	$15,911
Current maturities of long-term debt, related parties	$32	$64	$—	$—	$—
Current maturities of capital lease obligations	$352	$300	$198	$—	$—
Long-term debt, net of current maturities	$2,125	$—	$—	$—	$—
Long-term debt, net of current maturities, related parties	$1,504	$1,536	$1,504	$—	$—
Capital lease obligations, net of current maturities	$589	$819	$1,050	$—	$—

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

General

We buy, process and market ferrous and non-ferrous metals and other recyclable commodities. We operate one automobile parts yard. We have operating locations in Louisville, Kentucky, and Seymour and New Albany, Indiana. We do not have operating locations outside the United States. Seymour is used interchangeably with North Vernon herein.

On March 26, 2018, the Board appointed Todd L. Phillips as Chief Executive Officer. See Note 9 - Share-based Compensation and Other Compensation Agreements in the accompanying Notes to Consolidated Financial Statements for additional information.  Mr. Phillips has been our Chief Financial Officer since December 31, 2014 and President since September 30, 2016 and will continue to serve in these roles.

Liquidity and Capital Resources

Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We have also been able to manage liquidity by deferring certain rent payments made to related parties through October 2017, as well as deferring capital expenditures during 2016 and 2017. See Note 8 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for additional information. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of December 31, 2018, we held cash and cash equivalents of $1.0 million. We paid $1.4 million, net of draws, on our revolving credit facility during the year ended December 31, 2018. We expect operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing liquidity needs.

Credit facilities and notes payable

See Note 1 - Summary of Significant Accounting Policies and General, Note 2 - Long-term Debt and Notes Payable to Bank, Note 3 - Lease Commitments and Note 8 - Related Party Transactions in the accompanying Notes to Consolidated Financial Statements for details on debt and notes payable, capital leases and related party obligations.

The borrowings under the line of credit are classified as short-term obligations under GAAP as the agreement with the lender contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.  However, the contractual maturity date of the line of credit is September 30, 2020. For discussion of the extension of the maturity date and other recent amendments to the Company's credit arrangements, see also Note 1 - Summary of Significant Accounting Policies and General - Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

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

Revenue Recognition

Our revenue is primarily generated from contracts with customers. We note there have been no credit losses recorded on any receivables or contract assets arising from contracts with customers for the years ended December 31, 2018 and 2017. The Company elects to use the practical expedient as it relates to significant financing components as the Company expects, at the contract inception, that the period between when the Company transfers a promised good and when the customer pays for that good will be one year or less. No contract assets or contract liabilities were recognized as of December 31, 2018 and 2017.

Inventory

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

We recognize uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC.  The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. We have no liability for uncertain tax positions recognized as of December 31, 2018 and 2017.

See also Note 5 - Income Taxes in the accompanying Notes to Consolidated Financial Statements for additional information regarding income taxes and related assets.

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

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table presents, for the years indicated, the percentage relationship that certain captioned items in our Consolidated Statements of Operations bear to total revenue:

Year ended December 31,	2018	2017
Consolidated Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	93.3%	94.2%
Selling, general and administrative expenses	6.0%	6.4%
Income (loss) before other income (expense)	0.7%	(0.5)%

We had an increase in revenue of $6.1 million, an increase in gross profit of $0.9 million, and an improvement in net loss of $0.8 million for the year ended December 31, 2018 as compared to the same period of 2017. This improvement in operating performance was due in part to the full year benefits in 2018 of the successful restart of the Company's shredder in May 2017 as well as improvements in the Company's ferrous volumes and margins from 2017 to 2018.  The restart of the Company's shredder led to favorable sales mix and improved margins. Net loss was further strengthened by a non-recurring insurance settlement gain in the amount of $476.0 thousand during 2018. However, our results were negatively impacted during the third and fourth quarter of 2018 by recent global political events, such as tariffs, trade wars and other global economic events. Ferrous market prices and volumes were negatively impacted by economic stress in Turkey, one of the largest importers of United States ferrous scrap metal. Pricing and volumes were further challenged by uncertainty created by tariffs and threatened trade wars. Non-ferrous market prices and volumes were similarly impacted by tariffs and threatened trade wars, as well as certain restrictions placed by China on imported metals. Although results for the year ended December 31, 2018 were favorable compared to the year ended December 31, 2017, the previously discussed events that occurred during the second half of 2018 had a negative impact on reported results for the year ended December 31, 2018.

Total revenue increased $6.1 million or 11.1% to $61.0 million for the year ended December 31, 2018 compared to $54.9 million for the year ended December 31, 2017.

Ferrous revenue increased $6.9 million or 31.3% to $28.7 million for the year ended December 31, 2018 compared to $21.9 million for the year ended December 31, 2017.  For the year ended December 31, 2018 compared to the year ended December 31, 2017, the average selling price ("ASP") of ferrous material increased $69 per gross ton, or 22.6%, partially as a result of the shredder restart that led to a favorable shift in the ferrous sales mix and partially due to market improvements during the first six months of 2018. For the year ended December 31, 2018 compared to the year ended December 31, 2017, ferrous material shipments increased 3.7 thousand tons, or 5.0%, despite the negative impact on volumes from the shredder process. The inherent nature of the shredding process produces less saleable product volume, but at a higher quality level, thereby increasing the ASP and decreasing the tons of material available to ship. Ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Non-ferrous revenue decreased $0.4 million or 1.2% to $31.2 million for the year ended December 31, 2018 compared to $31.6 million for the year ended December 31, 2017. For the year ended December 31, 2018 compared to the year ended December 31, 2017, the ASP of non-ferrous material increased $0.06 per pound or 5.9%. For the year ended December 31, 2018 compared to the year ended December 31, 2017, non-ferrous material shipments decreased by 1.8 million pounds, or 6.1%. Non-ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Total cost of sales increased $5.2 million or 10.1% to $57.0 million for the year ended December 31, 2018 compared to $51.7 million for the year ended December 31, 2017.  The increase was a result of an increase in ferrous material tons shipped and higher average prices on a per-unit basis in our ferrous and non-ferrous operations, offset slightly by a decrease in non-ferrous material shipments.

Total cost of sales as a percentage of revenue decreased 0.8% for the year ended December 31, 2018 as compared the year ended December 31, 2017. This improvement was largely a result of a market-related increase in ASP during 2018 as well as favorable sales mix that resulted from the startup of the shredder in May 2017, as well as a decrease in startup expenses the Company incurred in 2017 due to the restart of the shredder operations. These startup expenses consisted primarily of repairs and maintenance expenses, utilities expenses and personnel expenses.

Selling, general and administrative ("SG&A") expenses increased $145.0 thousand to $3.6 million for the year ended December 31, 2018 as compared to $3.5 million for the year ended December 31, 2017. SG&A as a percentage of revenue decreased to 6.0% for the year ended December 31, 2018 compared to 6.4% for the year ended December 31, 2017.  This change in SG&A expenses is made up of numerous individually insignificant items. The Company is currently under a property tax audit and accrued $100.0 thousand as an estimate of potential assessments during the year ended December 31, 2017.

Other expense, net was $762.0 thousand for the year ended December 31, 2018 compared to $837.0 thousand for the year ended December 31, 2017.  The $75.0 thousand change is primarily a result of a $406.0 thousand increase in interest expense, which is a result of the increased outstanding balance on the line of credit and an increase in loan fees amortization, and an increase of $476.0 thousand in the gain on insurance proceeds in 2018 compared to 2017.

Significant components of other income (expense), in thousands, were as follows:

	Year Ended December 31, (in thousands)
Description Other Income (Expense)	2018	2017
Interest expense, including loan fee amortization	$(1,254)	$(848)
Gain on the sale of assets	—	27
Gain on insurance proceeds	476	—
Other (expense) income, net	16	(16)
Total other expense, net	$(762)	$(837)

The income tax provision increased $1.0 thousand to $13.0 thousand in 2018 compared to $12.0 thousand in 2017. The effective tax rates in 2018 and 2017 were (3.9)% and (1.1)%, respectively, based on federal and state statutory rates.  Due to recurring operating losses being incurred, we have historically recorded nearly a full valuation allowance, which is continuing through December 31, 2018.  We also have state and franchise taxes payable based on gross receipts.

Net loss for the year ended December 31, 2018 was $0.3 million compared to $1.1 million for the same period of 2017, an improvement of $0.8 million or 69.1% as a result of the above-mentioned changes.

Financial Condition at December 31, 2018 compared to December 31, 2017

Cash and cash equivalents increased $0.2 million to $1.0 million as of December 31, 2018 compared to $0.8 million as of December 31, 2017.

Net cash used in operating activities was $0.1 million for the year ended December 31, 2018. The net cash used in operating activities is primarily due to a net loss of $0.3 million, an increase in inventories of $1.8 million, an increase in receivables of $0.1 million, and a decrease in payable and accrued expenses to related parties of $171.0 thousand, a decrease in other current liabilities of $199.0 thousand, partially offset by depreciation and amortization of $2.1 million, an increase in accounts payables of $0.6 million, and share-based option expense of $105.0 thousand. The Company had $467.0 thousand of cash capital expenditures in 2018.

Net cash from financing activities was $0.3 million for the year ended December 31, 2018. For the year ended December 31, 2018, we received proceeds from a term note of $2.5 million, we made net payments on the line of credit of $1.4 million less capitalized loan fees in the amount of $306.0 thousand, and we made payments on capital lease obligations and related party debt of $312.0 thousand and $64.0 thousand, respectively.

Accounts receivable trade after allowances for doubtful accounts increased $0.1 million or 3.5% to $4.4 million as of December 31, 2018 compared to $4.2 million as of December 31, 2017 due to increased shipments and commodity price increases. In general, the accounts receivable balance fluctuates due to the quantity and timing of shipments, commodity prices and receipt of customer payments.

Inventories consist principally of ferrous and non-ferrous scrap materials. We value inventory at the lower of cost or net realizable value. Inventory increased $1.8 million or 35.8% to $6.9 million as of December 31, 2018 compared to $5.1 million as of December 31, 2017. This increase is primarily driven by higher commodity prices and increased volumes during the fourth quarter of 2018 compared to the fourth quarter of 2017.

Inventory aging for the period ended December 31, 2018 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$4,471	$810	$890	$763	$6,934

Inventory aging for the period ended December 31, 2017 (Days Outstanding):
	(in thousands)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials	$4,069	$693	$119	$225	$5,106

Inventory in the 60 days or less categories compared to total inventory decreased to 76.2% as of December 31, 2018 compared to 93.3% as of December 31, 2017. Inventory greater than 60 days compared to total inventory increased to 23.8% as of December 31, 2018 compared to 6.7% as of December 31, 2017.  The increase in inventory aging is primarily related to the increase in inventory of $1.8 million and an increase in ferrous inventory due to maintenance activity on our shredder and primary shear during the last quarter of 2018.

Accounts payable trade increased $0.6 million or 33.8% to $2.4 million as of December 31, 2018 compared to $1.8 million as of December 31, 2017. The accounts payable balance fluctuates due to quantity and timing of purchases from and payments made to our vendors.

Payable and accrued expenses to related parties decreased $171.0 thousand to $2.0 thousand of December 31, 2018 compared to $173.0 thousand as of December 31, 2017.  This decrease is largely a result of a decrease in facility rent payable to related parties of $123.0 thousand. See Note 8 - Related Party Transactions in the Consolidated Financial Statements for additional information.

Working capital, defined as current assets less current liabilities, increased $3.1 million to $5.4 million as of December 31, 2018 compared to $2.3 million as of December 31, 2017 as a result of the above noted items.

Contractual Obligations

The following table provides information with respect to our known contractual obligations as of December 31, 2018:

	Payments due by period (in thousands)
Obligation Description:	Total	Less than 1 year	1 - 2 years	3 - 4 years	More than 4 years
Long-term debt obligations	$7,745	$402	$7,320	$23	$—
Operating lease obligations	2,820	564	1,010	908	338
Capital lease obligations	941	352	519	56	14
Total	$11,506	$1,318	$8,849	$987	$352

On December 28, 2018, the Company signed a purchase contract for two cranes for a combined amount of $592.6 thousand with expected delivery dates of March 2019 and April 2019.

Inflation and Prevailing Economic Conditions

To date, inflation has not and is not expected to have a significant impact on our operation in the near term. We have no long-term fixed-price contracts and we believe we will be able to pass through most cost increases resulting from inflation to our customers. We are susceptible to the cyclical nature of the commodity business.

Fluctuating commodity prices affect market risk in our business. We mitigate the risk by selling our product on a monthly contract basis. Each month we negotiate selling prices for all commodities. Based on these monthly agreements, we determine purchase prices based on a margin needed to cover processing and administrative expenses.

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

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments were effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On January 1, 2018, the Company adopted ASU 2014-09 using the retrospective approach. The Company noted no financial impact on the Consolidated Financial Statements as a result of the adoption of this amended guidance. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See the Revenue Recognition section of Note 1 - Summary of Significant Accounting Policies and General for additional information.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on its Consolidated Financial Statements. As of January 1, 2019, the Company expects to record a right-of-use asset and a lease liability of approximately $5.6 million on the Consolidated Balance Sheet. The Company does not expect the changes to have a material impact on the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows. Upon adoption, the Company expects that its financial statement disclosures will be expanded to present additional details of its leasing arrangements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company adopted the standard in the first quarter of 2018 and noted no material impact from the adoption of ASU 2016-15 on the Consolidated Financial Statements.

No other new accounting pronouncements issued or effective during the reporting period had, or are expected to have, a material impact on our Consolidated Financial Statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

N/A - Not required for smaller reporting companies.

Item 8.         Financial Statements and Supplementary Data

Our consolidated financial statements required to be included in this Item 8. are set forth in Item 15. of this report and incorporated herein by reference.

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

(a)	Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon their evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2018, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

(b)	Internal control over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework and criteria established in the 2013 Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management assessed the effectiveness of our internal control over financial reporting for the year ended December 31, 2018, and concluded that such internal control over financial reporting was effective as of December 31, 2018.

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

On March 26, 2018, Orson Oliver resigned his position as Interim Chief Executive Officer and the Board appointed Todd L. Phillips as Chief Executive Officer. Mr. Phillips will serve as the Company's principal executive officer and principal financial and accounting officer. Other than the aforementioned, there were no changes in ISA’s internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to affect ISA’s internal control over financial reporting.

Item 9B.         Other Information

None.

PART III

Item 10.         Directors, Executive Officers and Corporate Governance.*

The following table sets forth certain information with respect to the Company's executive officers.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations

Todd L. Phillips	2014	43	Mr. Phillips was appointed Chief Executive Officer of the Company in March 2018, President of the Company in September 2016, Secretary in June 2016, and continues to be Chief Financial Officer, a position he has held since December 31, 2014. Mr. Phillips joined the Company from CRS Reprocessing, LLC, where he held the positions of Chief Operating Officer and Chief Financial Officer from January 2009 to December 2014. CRS is a private-equity backed company with operations in the United States, Europe and Asia. Prior to CRS, Mr. Phillips was Chief Financial Officer at Genscape, Inc. from March 2004 to January 2009, a global information provider to energy commodity traders. Genscape was backed by private equity firm Oaktree Capital and was honored twice during Mr. Phillips’ tenure as an Inc. 500 company, recognizing Genscape as one of the 500 fastest growing companies in the United States. Mr. Phillips was the corporate controller for Metal Sales Manufacturing Corporation from March 2002 to March 2004. Mr. Phillips began his career at Arthur Andersen LLP from December 1997 through March 2002 following his graduation from the University of Kentucky. He is a Certified Public Accountant and holds degrees in accounting and business administration, with a focus on finance, from the University of Kentucky.

Item 11.         Executive Compensation.*

Item 12.         Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.*

The following information is provided as of December 31, 2018 with respect to our existing compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	413,041	$4.53	1,645,311
Equity compensation plans not approved by security holders	—	—	—
Total	413,041	$4.53	1,645,311

The Company had 111,558 Restricted Stock Units outstanding at December 31, 2018.

Item 13.         Certain Relationships and Related Transactions, and Director Independence.*

Item 14.         Principal Accountant Fees and Services.*

* The information required by Items 10., 11., 12., 13., and 14. is or will be set forth in the definitive proxy statement relating to the 2019 Annual Meeting of Shareholders of ISA which is to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after ISA's year end for the year covered by this report under the Securities Exchange Act of 1934, as amended. Such definitive proxy statement relates to an annual meeting of shareholders and the portions therefrom required to be set forth in this Form 10-K by Items 10., 11., 12., 13., and 14. are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.         Exhibits, Financial Statement Schedules

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

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:	March 13, 2019	By :	/s/ Todd L. Phillips

Todd L. Phillips, Chief Executive Officer, President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Todd L. Phillips	Chief Executive Officer, President, Chief Financial Officer and Director	March 13, 2019
Todd L. Phillips	(Principal Executive and Principal Financial and Accounting Officer)

/s/ Vince Tyra	Chairman of the Board	March 13, 2019
Vince Tyra

/s/ Albert Cozzi	Director	March 13, 2019
Albert Cozzi

/s/ Orson Oliver	Director	March 13, 2019
Orson Oliver

/s/ William B. Yarmuth	Director	March 13, 2019
William B. Yarmuth

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
2.1	**

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

Industrial Services of America, Inc. 2009 Long Term Incentive Plan. (Incorporated herein by reference to Annex A to the Company's Proxy Statement on Form DEF 14A as filed on April 30, 2009) (File No. 0-20979)*

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

10.5	**

Lease Agreement dated April 30, 2015 by and between Industrial Services of America, Inc. and LK Property Investments, LLC. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed on May 6, 2015) (File No. 0-20979)

10.6	**

Loan and Security Agreement dated as of February 29, 2016 between the Company, its subsidiaries and MidCap Business Credit LLC. (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed on March 2, 2016) (File No. 0-20979)

10.7	**

Revolving Note made by the Company to the order of MidCap Business Credit LLC in face principal amount of $6,000,000. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed on March 2, 2016) (File No. 0-20979)

10.8	**

Pledge and Security Agreement dated as of February 29, 2016 between the Company, its subsidiaries and MidCap Business Credit LLC. (Incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed on March 2, 2016) (File No. 0-20979)

10.9	**	Guaranty and Suretyship Agreement of the Company’s subsidiaries as guarantors for the benefit of MidCap Business Credit LLC, dated February 29, 2016. (Incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed on March 2, 2016) (File No. 0-20979)

10.10	**	Term Note, date February 29, 2016, issued by the Company to K&R, LLC. (Incorporated herein by reference to Exhibit 10.35 to the Company’s Annual Report on Form 10-K as filed on March 25, 2016) (File No. 0-20979)

10.11	**	Term Note, date February 29, 2016, issued by the Company to 7100 Grade Lane, LLC. (Incorporated herein by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K as filed on March 25, 2016) (File No. 0-20979)

10.12	**	Intercreditor and Subordination Agreement, dated February 29, 2016, among the Company and K&R, LLC for the benefit of MidCap Business Credit LLC. (Incorporated herein by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K as filed on March 25, 2016) (File No. 0-20979)

10.13	**	Intercreditor and Subordination Agreement, dated February 29, 2016, among the Company and 7100 Grade Lane, LLC for the benefit of MidCap Business Credit LLC. (Incorporated herein by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K as filed on March 25, 2016) (File No. 0-20979)

10.14	**	Retention Agreement, dated March 25, 2016, between the Company and Todd L. Phillips. (Incorporated herein by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K as filed on March 25, 2016) (File No. 0-20979)*

10.15	**	Restricted Stock Unit Grant Agreement, dated as of June 15, 2016, between Industrial Services of America, Inc. and Todd L. Phillips. (Incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K as filed on June 16, 2016) (File No. 0-20979)*

Exhibit Number		Description of Exhibits
10.16	**

Industrial Services of America, Inc. Amended and Restated Long Term Incentive Plan, restated as of June 15, 2016. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K as filed on June 16, 2016) (File No. 0-20979)*

10.17	**

First Amendment to the Loan and Security Agreement dated as of March 31, 2017 between the Company, its subsidiaries and MidCap Business Credit LLC. (Incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K as filed on March 31, 2017) (File No. 0-20979)

10.18	**

934 Crane Purchase Agreement dated June 23, 2017 by and between the Company and K&R, LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on June 23, 2017) (File No. 0-20979)

10.19	**

Komatsu Purchase Agreement dated June 23, 2017 by and between the Company and K&R, LLC. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on June 23, 2017) (File No. 0-20979)

10.20	**	All Net Lease, effective as of October 1, 2017, between the Company and 7100 Grade Lane LLC. (Incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on November 1, 2017)(File No. 0-20979)

10.21	**	Back Rent Payment Agreement, effective as of October 1, 2017, between the Company and 7100 Grade Lane LLC, including the Promissory Note, effective October 1, 2017, in the principal amount of $345,808 attached thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on November 1, 2017)(File No. 0-20979)

10.22	**	Amended and Restated Employment Agreement dated March 26, 2018, effective January 1, 2018, between the Company and Todd L. Phillips, including the Restricted Stock Unit Grant Agreement and the Non-Incentive Stock Option Agreement attached thereto as Annex A and Annex B, respectively. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on March 26, 2018)(File No. 0-20979)*

10.23	**	Amendment No. 2 to Loan and Security Agreement dated as of June 4, 2018 among the Company, its subsidiaries and MidCap Business Credit LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on June 7, 2018)(File No. 0-20979)

10.24	**	Second Amended and Restated Revolving Note made by the Company to the order of MidCap Business Credit LLC in face principal amount of $10,000,000. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on June 7, 2018)(File No. 0-20979)

10.25	**	Form of Restricted Stock Unit Grant Agreement for Non-Employee Directors. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on July 11, 2018)(File No. 0-20979)*

Exhibit Number		Description of Exhibits
10.26	**

Loan and Security Agreement dated as of November 9, 2018 between the Company and certain of its wholly-owned subsidiaries and Bank of America, N.A.(incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on November 13, 2018)(File No. 0-20979)

10.27	**	General Security Agreement dated as of November 9, 2018 between certain of the Company’s wholly-owned subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on November 13, 2018)(File No. 0-20979)

10.28	**	Pledge Agreement dated as of November 9, 2018 made by the Company in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K as filed on November 13, 2018)(File No. 0-20979)

10.29	**	Guaranty Agreement dated as of November 9, 2018 made by certain of the Company’s wholly-owned subsidiaries in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K as filed on November 13, 2018)(File No. 0-20979)

10.30	**	Mortgage, Assignment of Leases and Rent, Security Agreement and Fixture Filing dated as of November 9, 2018 made by 7200 Grade Lane LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K as filed on November 13, 2018)(File No. 0-20979)

10.31	**	Mortgage, Assignment of Leases and Rent, Security Agreement and Fixture Filing dated as of November 9, 2018 made by 7124 Grade Lane LLC in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K as filed on November 13, 2018)(File No. 0-20979)

10.32	**	Amendment No. 1 to Loan and Security Agreement and Consent dated as of March 1, 2019 between the Company and certain of its wholly-owned subsidiaries and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on March 6, 2019)(File No. 0-20979)

10.33	**	First Amendment to Term Note dated as of March 1, 2019 between the Company and K & R, LLC. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on March 6, 2019)(File No. 0-20979)

10.34	**	First Amendment to Term Note dated as of March 1, 2019 between the Company and 7100 Grade Lane LLC. (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K as filed on March 6, 2019)(File No. 0-20979)

10.35	**	Intercreditor and Subordination Agreement dated as of March 1, 2019 between the Company and certain of its wholly-owned subsidiaries, Bank of America, N.A. and K & R, LLC. (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K as filed on March 6, 2019)(File No. 0-20979)

10.36	**	Intercreditor and Subordination Agreement dated as of March 1, 2019 between the Company and certain of its wholly-owned subsidiaries, Bank of America, N.A. and 7100 Grade Lane LLC. (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K as filed on March 6, 2019)(File No. 0-20979)

10.37	**	Master Lease Agreement No. 48148-90000, dated as of March 4, 2019, between the Company and Banc of America Leasing & Capital, LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K as filed on March 8, 2019)(File No. 0-20979)

10.38	**

Guaranty, dated as of March 4, 2019, made by certain of the Company’s wholly-owned subsidiaries in favor of Banc of America Leasing & Capital, LLC. (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K as filed on March 8, 2019)(File No. 0-20979)

Exhibit Number	Description of Exhibits
11	Statement of Computation of Earnings Per Share (See Note 7 in the accompanying Notes to Consolidated Financial Statements).

21	List of subsidiaries of Industrial Services of America, Inc.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14a Certification of Todd L. Phillips for the Form 10-K for the year ended December 31, 2018.

32.1	Section 1350 Certification of Todd L. Phillips for the Form 10-K for the year ended December 31, 2018.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Document

101.DEF	XBRL Taxonomy Extension Definitions Document

101.LAB	XBRL Taxonomy Extension Labels Document

101.PRE	XBRL Taxonomy Extension Presentation Document

*Denotes a management contract of ISA required to be filed as an exhibit pursuant to Item 601(b)(10)(iii) of Regulation S-K.

**Previously filed.

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

Louisville, Kentucky

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Industrial Services of America, Inc. and Subsidiaries

Louisville, Kentucky

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Industrial Services of America, Inc. and Subsidiaries (“the Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Industrial Services of America, Inc. and Subsidiaries as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MCM CPAs & Advisors LLP

We have served as the Company's auditor since 2005.

Louisville, Kentucky

March 13, 2019

F - 1

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017
ASSETS	(in thousands)
Current assets
Cash and cash equivalents	$1,044	$841
Income tax receivable	16	—
Accounts receivable – trade after allowance for doubtful accounts of $60.0 thousand and $60.0 thousand in 2018 and 2017, respectively	4,369	4,220
Receivables and other assets from related parties (Note 8)	91	92
Inventories (Note 1)	6,934	5,106
Prepaid expenses and other current assets	159	112
Total current assets	12,613	10,371
Net property and equipment (Note 1)	9,786	11,212
Other assets
Deferred income taxes (Note 5)	27	27
Other non-current assets	54	116
Total other assets	81	143
Total assets	$22,480	$21,726

See accompanying notes to consolidated financial statements.

F - 2

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017
LIABILITIES AND SHAREHOLDERS’ EQUITY	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt (Note 2)	$3,909	$4,877
Current maturities of long-term debt, related parties (Note 2 and 8)	32	64
Current maturities of capital lease obligations (Note 3)	352	300
Bank overdrafts	—	148
Accounts payable	2,387	1,784
Payable and accrued expenses to related parties (Note 8)	2	173
Income tax payable	—	2
Other current liabilities	566	765
Total current liabilities	7,248	8,113
Long-term liabilities
Long-term debt, net of current maturities (Note 2)	2,125	—
Long-term debt, net of current maturities, related parties (Note 2 and 8)	1,504	1,536
Capital lease obligations, net of current maturities (Note 3)	589	819
Total long-term liabilities	4,218	2,355
Shareholders’ equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2018 and 2017; 8,107,865 and 8,089,129 shares issued and outstanding in 2018 and 2017, respectively	27	27
Additional paid-in capital	24,133	24,028
Stock warrants outstanding	1,025	1,025
Retained losses	(14,127)	(13,778)
Treasury stock at cost, 30,690 shares in 2018 and 2017	(44)	(44)
Total shareholders’ equity	11,014	11,258
Total liabilities and shareholders’ equity	$22,480	$21,726

See accompanying notes to consolidated financial statements.

F - 3

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2018 and 2017

	2018	2017
	(in thousands, except per share information)
Revenue from product sales
Revenue from ferrous operations	$28,745	$21,885
Revenue from non-ferrous operations	31,226	31,620
Revenue from auto parts operations and other revenue	1,052	1,430
Total revenue from product sales	61,023	54,935
Cost of sales for product sales	56,962	51,727
Gross profit	4,061	3,208
Selling, general, and administrative expenses	3,635	3,490
Income (loss) before other income (expense)	426	(282)
Other income (expense)
Interest expense, including loan fee amortization	(1,254)	(848)
Gain on sale of assets	—	27
Gain on insurance proceeds	476	—
Other (expense) income, net	16	(16)
Total other expense, net	(762)	(837)
Loss before income taxes	(336)	(1,119)
Income tax provision (Note 5)	13	12
Net Loss	$(349)	$(1,131)

Net loss per share of common stock:
Basic loss per share	$(0.04)	$(0.14)
Diluted loss per share	$(0.04)	$(0.14)

Weighted average shares outstanding:
Basic	8,102	8,078
Diluted	8,102	8,078

See accompanying notes to consolidated financial statements.

F - 4

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years ended December 31, 2018 and 2017

(in thousands, except share information)

	Common Stock		Additional Paid-in Capital	Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount				Shares	Cost	Total Shareholders' Equity
Balance as of December 31, 2016	8,105,231	$27	$23,912	$1,025	$(12,647)	(30,690)	$(44)	$12,273
Common stock	14,588	—	—	—	—	—	—	—
Share-based compensation	—	—	116	—	—	—	—	116
Net loss	—	—	—	—	(1,131)	—	—	(1,131)
Balance as of December 31, 2017	8,119,819	$27	$24,028	$1,025	$(13,778)	(30,690)	$(44)	$11,258
Common stock	18,736	—	—	—	—	—	—	—
Share-based compensation	—	—	105	—	—	—	—	105
Net loss	—	—	—	—	(349)	—	—	(349)
Balance as of December 31, 2018	8,138,555	$27	$24,133	$1,025	$(14,127)	(30,690)	$(44)	$11,014

See accompanying notes to consolidated financial statements.

F - 5

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2018 and 2017

	2018	2017
	(in thousands)
Cash flows from operating activities
Net loss	$(349)	$(1,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	—	25
Depreciation and amortization	2,096	2,191
Share-based compensation expense	105	116
Gain on sale of assets	—	(27)
Gain from insurance proceeds	(476)	—
Deferred income taxes	—	—
Amortization of loan fees included in interest expense	273	124
Change in assets and liabilities
Receivables	(149)	(884)
Receivables from related parties	1	58
Inventories	(1,828)	(1,669)
Income tax receivable/payable	(18)	16
Prepaid expenses and other assets	15	(95)
Accounts payable	603	179
Payables and accrued expenses to related parties	(171)	(405)
Other current liabilities	(199)	138
Net cash used in operating activities	(97)	(1,364)
Cash flows from investing activities
Proceeds from insurance claim, net	476	—
Proceeds from sale of property and equipment	—	28
Purchases of property and equipment	(467)	(132)
Net cash from (used in) investing activities	9	(104)
Cash flows from financing activities
Loan fees capitalized	(306)	(125)
Change in bank overdrafts	(148)	69
Proceeds from long-term debt	2,500	—
Payments on long-term debt	(7)	—
Payments on long-term debt, related parties	(64)	(33)
Payments on capital lease obligations	(312)	(204)
(Payments) proceeds from revolving line of credit, net	(1,372)	2,076
Net cash from financing activities	291	1,783
Net change in cash and cash equivalents	203	315
Cash and cash equivalents at beginning of year	841	526
Cash and cash equivalents at end of year	$1,044	$841

See accompanying notes to consolidated financial statements.

F - 6

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2018 and 2017

	2018	2017
	(in thousands)
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,004	$755
Tax refunds received	1	5
Cash paid for income taxes	32	2
Supplemental disclosure of noncash investing and financing activities:
Equipment additions financed by capital lease obligations	134	75
Equipment financed by debt	69	—
Equipment financed by related party debt	—	129

See accompanying notes to consolidated financial statements.

F - 7

INDUSTRIAL SERVICES OF AMERICA, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

On March 26, 2018, the Board appointed Todd L. Phillips as Chief Executive Officer. See Note 9 - Share-based Compensation and Other Compensation Agreements. Mr. Phillips has been the Company's Chief Financial Officer since December 31, 2014 and President since September 30, 2016 and will continue to serve in these roles.

Liquidity

During the first quarter of 2017, the Company amended and extended its working capital line of credit with MidCap Business Credit LLC ("MidCap") which extended the contractual maturity date to February 28, 2020 and increased the borrowing availability. On June 4, 2018, the Company entered into an amendment to further increase the borrowing availability of its working capital line of credit.  On November 9, 2018, the Company entered into a Loan and Security Agreement ("BofA Loan Agreement") with Bank of America, N.A. ("BofA").  In connection with entry into the BofA Loan Agreement, the Company repaid in full the remaining balance of the Company's working capital line of credit with MidCap. See Note 2 - Long-term Debt and Notes Payable to Bank for discussion of loan arrangements with MidCap and BofA. The Company expects operating cash flow and borrowings under its working capital line of credit to be sufficient to meet its ongoing obligations.

The borrowings under the working capital line of credit are classified as short-term obligations under generally accepted accounting principles in the United States of America ("GAAP") as the agreement with the lender contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.  However, the contractual maturity date of the revolver is February 28, 2020.  See Note 1 - Summary of Significant Accounting Policies and General - Subsequent Events.

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

In accordance with this guidance, the following tables represent the fair value hierarchy for Level 1 and Level 2 financial instruments, in thousands, at December 31, 2018 and 2017:

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
2018:	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$1,044	$—	$1,044
Liabilities
Long-term debt	$—	$(6,197)	$(6,197)
Long-term debt, related parties	—	(1,430)	(1,430)

	Fair Value at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
2017:	Level 1	Level 2	Total
Assets:
Cash and cash equivalents	$841	$—	$841
Liabilities
Current maturities of long-term debt	$—	$(4,877)	$(4,877)
Long-term debt, related parties	—	(1,331)	(1,331)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements. We have had no activity in Level 3, fair value measurements for the years ended December 31, 2018 or 2017.

F - 9

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Estimates

In preparing the consolidated financial statements in conformity with GAAP, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates of property tax assessments, estimates of accrued payables, estimates of realizability of deferred income tax assets and liabilities, estimates of inventory balances and values, and estimates of stock option and warrant values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of inventory and machinery and equipment and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts, transactions and profits have been eliminated.

Revenue Recognition

The Company's revenue is primarily generated from contracts with customers. The Company notes there have been no credit losses recorded on any receivables or contract assets arising from contracts with customers for the years ended December 31, 2018 and 2017. The Company elects to use the practical expedient as it relates to significant financing components as the Company expects, at the contract inception, that the period between when the Company transfers a promised good and when the customer pays for that good will be one year or less.

Ferrous and nonferrous revenue

Ferrous and non-ferrous contracts contain one performance obligation which consists of the shipment of a stated quantity of a stated product to be delivered within a stated time frame.  Ferrous and non-ferrous revenue contracts are primarily short term contracts, typically completed within 30 days. Ferrous and non-ferrous transaction prices are stated in the contract with no variable considerations present. As ferrous and non-ferrous contracts contain one performance obligation, the total transaction price is allocated to the shipment of materials.  When multiple loads are included in one contract, the stated price per gross ton is applied to the shipment weight in order to determine transaction price. Ferrous and non-ferrous revenue is recognized when the Company satisfies the shipment of materials per the contract. The shipment and delivery of material typically occurs on the same day.  No contract assets or contract liabilities were recognized as of December 31, 2018 and 2017.

Revenue from auto parts operations and other revenue

Revenue from auto parts primarily consists of individual transactions by customers who enter the Company’s premises and purchase auto parts by cash or credit card. Related to these sales, a customer may be charged a core charge.  The customer has 30 days to return the core and receive a refund of the core charge. Additionally, customers have the option to separately purchase a warranty related to certain goods purchased.  Total core charges and warranty sales are immaterial, in aggregate accounting for less than 1% of revenue from auto parts operations and other revenue. Sale prices, core charges and warranties are tracked separately and recognized as revenue when the purchase is completed. No contract assets or contract liabilities were recognized as of December 31, 2018 and 2017.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consists primarily of amounts due from U.S. customers from product sales. The allowance for doubtful accounts totaled $60.0 thousand at December 31, 2018 and 2017, respectively. The determination of the allowance for doubtful accounts includes a number of factors, including the age of the balance, estimated settlement adjustments, past experience with the customer account, changes in collection patterns and general economic and industry conditions. Interest is not normally charged on receivables, nor is collateral for receivables normally required. Potential credit losses from significant customers could adversely affect results of operations or financial condition. While the Company believes the allowance for doubtful accounts is adequate, changes in economic conditions or any weakness in the steel and metals industry could adversely impact future earnings. In general, the Company considers accounts receivable past due which are 30 to 60 days after the invoice date. Losses are charged off to the allowance when it is deemed further collection efforts will not provide additional recoveries.

Major Customer

The Company had sales to a major customer that totaled approximately 21.2% and 16.3% of net sales for the years ended December 31, 2018 and 2017, respectively. The accounts receivable balance related to the major customer was $1.1 million and $0.8 million as of December 31, 2018 and 2017, respectively.

We do not have any long-term contracts with customers. We negotiate sale and purchase orders on a daily and monthly basis in the ordinary course of business.

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

The Company did not have a lower of cost or NRV inventory write-down for the years ended December 31, 2018 and 2017.

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

F - 11

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Inventories for ferrous and non-ferrous materials as of December 31, 2018 and 2017 consist of the following:

	December 31, 2018	December 31, 2017
	(in thousands)
Raw materials	$4,485	$3,046
Finished goods	1,284	1,366
Processing costs	1,165	694
Total inventories for sale	$6,934	$5,106

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related property.

Property and equipment, in thousands, as of December 31, 2018 and 2017 consist of the following:

	Life	2018	2017
		(in thousands)
Land		$4,993	$4,993
Equipment and vehicles	1-10 years	27,408	26,738
Office equipment	1-7 years	1,457	1,457
Building and leasehold improvements	5-40 years	7,685	7,685
		$41,543	$40,873
Less accumulated depreciation		31,757	29,661
		$9,786	$11,212

Depreciation expense for the years ended December 31, 2018 and 2017 was $2.1 million and $2.2 million, respectively. Of the $2.1 million of depreciation expense recognized in 2018, $2.0 million was recorded in cost of sales, and $51.9 thousand was recorded in general and administrative expense. Of the $2.2 million of depreciation expense recognized in 2017, $2.1 million was recorded in cost of sales, and $74.5 thousand was recorded in general and administrative expense.

Certain Banking Expenses

The Company has included certain banking costs relating to our loans and loan restructuring within interest expense. The loan fees amortization totaled $272.7 thousand and $123.9 thousand for the years ended December 31, 2018 and 2017, respectively. In 2018 and 2017, the Company paid and capitalized loan fees of $306.0 thousand and $124.9 thousand, respectively.

The Company includes capitalized loan fees as a reduction of debt.

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

The FASB has issued guidance, included in the ASC, related to the accounting for uncertainty in income taxes recognized in financial statements. The Company recognizes uncertain income tax positions using the "more-likely-than-not" approach as defined in the ASC. The amount recognized is subject to estimate and management’s judgment with respect to the most likely outcome for each uncertain tax position. The amount that is ultimately sustained for an individual uncertain tax position or for all uncertain tax positions in the aggregate could differ from the amount recognized. The Company has no liability for uncertain tax positions recognized as of December 31, 2018 and 2017.

As a policy, the Company recognizes interest accrued related to unrecognized tax positions in interest expense and penalties in operating expenses. See also Note 5 - Income Taxes for additional information relating to income taxes.

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

F - 13

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

The Company uses the Modified Black-Scholes-Merton option-pricing model to value the Company's stock options for each employee stock option award. See Note 9 - Share-based Compensation and Other Compensation Agreements. Using these option pricing models, the fair value of each stock option award is estimated on the date of grant.

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

Gain on Insurance Proceeds

The Company filed an insurance claim related to six roofs on certain of its buildings due to weather related damage. In 2016, the Company received insurance proceeds and recorded a gain net of impairment write-downs of the related roofs and consulting fees related to the claim. In 2018, the Company received additional proceeds in the amount of $744.9 thousand and recorded a gain, net of expenses and consulting fees related to the claim, of $476.4 thousand.

Subsequent Events

The Company has evaluated the period from December 31, 2018 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and identified the following:

On March 1, 2019, the Company entered into Amendment No. 1 (the "BofA First Amendment") to the Loan and Security Agreement and Consent with BofA, which amended certain terms of the BofA Loan Agreement between the Company and BofA. The BofA First Amendment memorialized BofA’s consent to (i) the Company making a one-time prepayment of principal in an aggregate amount not to exceed $500.0 thousand to K&R, LLC and (ii) the Company amending certain terms of related party notes to K&R, LLC and 7100 Grade Lane, LLC ("Kletter Notes").  See Note 8 - Related Party Transactions. In addition, the BofA First Amendment amended the BofA Loan Agreement’s commitment termination date to be September 30, 2022 and released certain reserves previously required by BofA under the BofA Loan Agreement, among other things.

On March 1, 2019, the Company entered into first amendments to the Kletter Notes. See Note 8 - Related Party Transactions. The Company made a prepayment in the amount of $500.0 thousand, increased the interest rate of the Kletter Notes from 5.00% to 7.00% and extended the maturity date of the Kletter Notes from December 31, 2020 to December 31, 2022, among other things.

On March 4, 2019, the Company entered into a master lease agreement with Banc of America Leasing & Capital, LLC.  The master lease agreement permits the Company to lease equipment in an amount not to exceed $1.0 million. The master lease agreement expires December 31, 2019.

F - 14

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Impact of Recently Issued Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments were effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On January 1, 2018, the Company adopted ASU 2014-09 using the retrospective approach. The Company noted no financial impact on the Consolidated Financial Statements as a result of the adoption of this amended guidance. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.  See the Revenue Recognition section of Note 1 - Summary of Significant Accounting Policies and General for additional information.

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

The amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. The Company is evaluating the potential impact of ASU 2016-02 on the Consolidated Financial Statements. As of January 1, 2019, the Company recorded a right-of-use asset and a lease liability of approximately $5.6 million on the Consolidated Balance Sheet. The Company does not expect the changes to have a material impact on the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows. Upon adoption, the Company expects that its financial statement disclosures will be expanded to present additional details of its leasing arrangements.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Upon adoption, ASU 2016-15 should be applied retrospectively. The Company adopted the standard in the first quarter of 2018 and noted no material impact from the adoption of ASU 2016-15 on the Consolidated Financial Statements.

No other new accounting pronouncements issued or effective during the reporting period had, or are expected to have, a material impact on the Consolidated Financial Statements.

F - 15

NOTE 2 - LONG-TERM DEBT AND NOTES PAYABLE TO BANK

Summary:

On February 29, 2016, the Company entered into a Loan Agreement (the "2016 Loan") with MidCap and paid off all remaining amounts due to the Company's previous lender Wells Fargo. Additionally on February 29, 2016, the Company converted certain amounts payable to related parties into unsecured term notes payable to the same related parties as more fully described in Note 8 - Related Party Transactions. On March 31, 2017, the Company entered into an amendment to increase the line of credit, subject to the satisfaction of certain borrowing base restrictions (which have been satisfied), and extend the maturity date more fully described below.

On June 23, 2017, in connection with the purchase of equipment to be used in the operation of the Company's business, the Company issued notes totaling $129.0 thousand principal amount due to a related party. See Note 8 - Related Party Transactions.

On November 9, 2018, the Company entered into the BofA Loan Agreement with BofA and paid off all remaining amounts due to the Company's previous lender MidCap.

See Note 1 - Summary of Significant Accounting Policies and General - Subsequent Events for discussion of the BofA First Amendment to the BofA Loan Agreement.

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

The interest rate on the 2016 Loan was equal to the prime rate (5.25% as of November 9, 2018) plus 250 basis points (2.50%). In the Event of a Default (as defined in the 2016 Loan Agreement), the interest rate would increase by 300 basis points (3.00%). The 2016 Loan also had a monthly collateral-monitoring fee equal to 27.5 basis points (0.275%) of the average daily balance outstanding, an annual facility fee of 100 basis points (1.00%) and an unused line fee equal to an annual rate of 50 basis points (0.50%) of the average undrawn portion of the 2016 Loan.

The 2016 Loan had a maturity date of February 28, 2020 based on the amendment described below. The borrowings under the revolving credit agreement were classified as short-term obligations under GAAP as the agreement with MidCap contained a subjective acceleration clause and required the Company to maintain a lockbox arrangement with the lender.

Interest and monthly fees under the 2016 Loan were payable monthly in arrears.

The 2016 Loan Agreement contained a minimum line availability covenant equal to $350.0 thousand. This covenant may have been replaced by a Fixed Charge Coverage Ratio ("FCCR") covenant once the Company achieved an FCCR of 1.0x on an annualized basis.

The Company granted MidCap a first priority security interest in all of the assets of ISA pursuant to the terms of a Security Agreement.

The Company was allowed to sell or refinance up to $3.0 million in fair market value of real property provided (i) the proceeds from such refinance or sale remain with the Company; and (ii) no event of default exists at the time of such refinance or sale.

On March 31, 2017, the Company and each of its wholly-owned subsidiaries entered into an amendment to the 2016 Loan with MidCap ("First Amendment"). The First Amendment increased the line of credit from $6.0 million to $8.0 million and extended the maturity date to February 28, 2020. As amended, the line of credit permitted the Company to borrow an amount under the 2016 Loan equal to the lesser of (A) $8.0 million; and (B)(i) 85% of the value of the Company’s eligible domestic accounts receivable, plus (ii) the lesser of (x) $2.5 million and (y) 75% of the net orderly liquidation value of eligible inventory, plus (iii) the lesser of (x) $400,000 and (y) 40% of appraised net forced liquidation value of eligible fixed assets, plus (iv) the lesser of (x) $1.75 million and (y) 45% of the appraised value of certain properties owned by the Company (subject to MidCap's receipt of any third-party or internal approvals it may require in its discretion), minus (v) any amount which MidCap may require from time to time, pursuant to terms of the agreement, in order to secure amounts owed to MidCap under the agreement.

F - 16

NOTE 2 - LONG-TERM DEBT AND NOTES PAYABLE TO BANK, Continued

The First Amendment contained a minimum line availability covenant equal to $350.0 thousand, the same as the 2016 Loan. This covenant was replaced by a Fixed Charge Coverage Ratio ("FCCR") covenant once the Company achieved an FCCR of 1.1x on an annualized basis beginning July 1, 2018 with a result of an increase in availability of $350.0 thousand. The Company paid underwriting fees of $20.0 thousand at closing.

On April 26, 2017, certain borrowing base restrictions were satisfied with MidCap which resulted in an increase in availability of $1.75 million.

As of November 9, 2018, in connection with entry into the BofA Loan Agreement, the Company repaid in full the remaining balance of the Company’s revolving line of credit with MidCap. The Company paid to MidCap $106.8 thousand in interest penalties as a result of such termination.

Bank of America:

On November 9, 2018, the Company entered into the BofA Loan Agreement that provides for (i) a revolving line of credit in the aggregate principal amount of $10.0 million (subject to a borrowing base), which includes a $1.0 million letter of credit subline (the “Revolving Loan”), and (ii) a term loan in the amount of $2.5 million (the “Term Loan” and together with the Revolving Loan, the “Loans”).

The interest rate on the Revolving Loan is equal to LIBOR plus 2.25% to 2.75%. The interest rate on the Term Loan is equal to LIBOR plus 2.75% to 3.25%. During a continuance of an Event of Default, the interest rate will increase by 2.0%.

Proceeds from the BofA Loan Agreement were used to satisfy the Company’s existing credit facility with Midcap. In addition, proceeds from the Revolving Loan were used to pay fees and transaction expenses associated with the Loans, to pay the Borrowers’ obligations to BofA, and for other corporate purposes of the Borrowers, including working capital.

The Revolving Loan is due and payable in full on the Commitment Termination Date (as defined below), and the Borrowers may prepay the Revolving Loan without premium or penalty. The Term Loan will be repaid by consecutive installments of $89.3 thousand on the first day of each quarter, commencing on January 1, 2019.  On the Commitment Termination Date, all principal, interest, and other amounts with respect to the Term Loan will be due and payable in full.

The Company agreed to pay BofA certain fees in connection with the BofA Loan Agreement, including, without limitation: (i) unused credit line fees, due on the first day of each month and on the Commitment Termination Date, (ii) letter of credit facility fees, payable in monthly arrears on the first day of each month, (iii) a closing fee in the amount of $50,000, due on the Closing Date, and (iv) an administrative fee of $10,000 on the Closing Date and on each anniversary date thereof. In addition, the Company agreed to pay all reasonable fees, costs, and expenses, incurred by BofA in the enforcement of the BofA Loan Agreement and related documents during the continuance of an Event of Default and all legal, accounting, appraisal, consulting, and other fees incurred by BofA in connection with the Loans.

Borrowings under the BofA Loan Agreement are secured by all property of each Borrower. The Company’s obligations are also secured by mortgages upon real estate owned by certain wholly-owned subsidiaries of the Company.

The BofA Loan Agreement requires the Borrowers to comply with certain customary affirmative and negative covenants that, among other things, will restrict, subject to certain exceptions, the ability of the Borrowers to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations, and pay dividends and other restricted payments. The BofA Loan Agreement also requires that the Borrowers maintain a certain fixed charge coverage ratio, calculated as of the last day of each month for the trailing twelve month period then ended.

The BofA Loan Agreement will terminate on the earlier of: (i) September 30, 2020, with an option to extend such date to September 30, 2023 upon certain conditions, (ii) the date on which the Borrowers terminate the Revolving Loan pursuant to the BofA Loan Agreement, or (iii) the date on which BofA terminates the Revolving Loan as a result of an Event of Default (the “Commitment Termination Date”).  The Company has the right to terminate the BofA Loan Agreement at any time with 30 days prior written notice. Any notice of termination by the Borrowers will be irrevocable and the Borrowers will make full payment of all obligations on the Commitment Termination Date. The borrowings under the revolving credit agreement are classified as short-term obligations under GAAP as the agreement with BofA contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.

The BofA Loan Agreement had availability of $4.1 million as of December 31, 2018.

F - 17

NOTE 2 - LONG-TERM DEBT AND NOTES PAYABLE TO BANK, Continued

Other Debt:

Amounts owed to K&R, LLC and 7100 Grade Lane LLC are more fully described in Note 8 - Related Party Transactions.

In June 2018, the Company executed a note for $68.9 thousand to purchase equipment to be used in the operation of the Company's business. The note is for a period of five years at an interest rate of 6.0% with a monthly payment of $1.3 thousand.

Long term debt as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
	(in thousands)
Revolving credit facility with Bank of America and MidCap, see above description for additional details	$3,646	$5,018
Bank of America term loan	2,500	—
7100 Grade Lane, LLC related party note (See Note 8 - Related Party Transactions)	884	884
K&R, LLC related party notes (See Note 8 - Related Party Transactions)	652	716
Equipment note, see above description for additional details	63	—
Total debt	7,745	6,618
Debt issuance costs	(175)	(141)
Total debt and debt issuance costs	7,570	6,477
Less current portion of long-term debt and debt issuance costs	3,941	4,941
Total long-term debt and debt issuance costs	$3,629	$1,536

The annual contractual maturities of long-term debt, in thousands, for the next five years and thereafter as of December 31, 2018 are as follows:

2019	$402
2020	7,306
2021	14
2022	15
2023	8
Total long-term debt	$7,745

The Company paid and capitalized loan fees in the amount of $305.8 thousand and $124.9 thousand during the years ended December 31, 2018 and 2017, respectively.

F - 18

NOTE 3 - LEASE COMMITMENTS

Operating Leases:

The Company leased a portion of its Louisville, Kentucky facility from a related party (see Note 8 - Related Party Transactions) under an operating lease that was due to expire December 31, 2017 (the "7100 Prior Lease"). The lease amount was $53.8 thousand per month. Effective October 1, 2017, the Company entered into a new lease agreement with a related party for the same property (the "7100 Lease") that terminated and replaced the 7100 Prior Lease.  The lease is for a period of seven years with rent payments of $37.5 thousand per month for the first five years. For each of the following one year periods, the annual rent increases the lesser of (a) the percentage change in the CPI over the preceding twelve months, or (b) 2% of the previous year's annual rent. The Company has the option to extend the lease for two additional consecutive terms, each such extended term to be for a period of five years. In addition, the Company is responsible for real estate taxes, insurance, utilities and maintenance expense.

The Company signed a lease, effective December 1, 2014, to lease a facility in the Seymour, Indiana area. This lease was for an initial period of three years, with the option to extend the lease for three (3) additional three (3) year periods. Rent is $8.2 thousand per month and increases each year by $0.2 thousand per month. The Company exercised the first option to extend the lease. Because ISA exercised the option to renew the lease for a second three year term, at the end of the second three year term, ISA has the option to purchase the property.

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

On April 30, 2015, the Company entered into a lease agreement with LK Property (see Note 8 - Related Party Transactions), for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The lease terminates on April 14, 2019, but the Company has the right to terminate the lease and vacate the leased premises upon 90 days notice. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

On March 3, 2018, the Company entered into a lease agreement to lease a piece of equipment for $0.6 thousand per month. The lease is for a period of five years.

Future minimum lease payments for operating leases for the next five years ending December 31 of each year, in thousands, as of December 31, 2018 are as follows:

	Related Party	Other	Total
2019	$461	$103	$564
2020	450	103	553
2021	450	7	457
2022	450	7	457
2023	450	1	451
2024	338	—	338
Future minimum lease payments	$2,599	$221	$2,820

Total rent expense for the years ended December 31, 2018 and 2017 was $648.5 thousand and $770.7 thousand, respectively.

F - 19

NOTE 3 - LEASE COMMITMENTS, Continued

Capital Leases:

On May 1, 2016, the Company entered into an amended agreement to lease three cranes (the "Crane Lease").  The Crane Lease expires April 30, 2021. Payments were $14.5 thousand per month for the first twelve months following the amendment date, followed by monthly payments of $31.3 thousand thereafter for the reminder of the lease term. There is no bargain purchase option associated with the Crane Lease. Based on the new lease terms, the Company classified the Crane Lease as a capital lease. At inception, the Company recorded a capital lease obligation of $1.3 million. The Company used a weighted average cost of capital of 9.3% to calculate the capital lease obligation.

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

Depreciation and interest expense for capital leases, in thousands, are as follows:

	For year ended
	December 31,
	2018	2017
Depreciation expense	$284	$264
Interest expense	98	114

Accumulated depreciation and net book value for capital leases, in thousands, are as follows:

	For year ended
	December 31,
	2018	2017
Accumulated depreciation	$719	$436
Net book value	774	924

Future minimum lease payments for the capital lease for the next five years ending December 31 of each year, in thousands, as of December 31, 2018 are as follows:

	Total	Principal	Interest
2019	$424	$352	$72
2020	424	386	38
2021	143	133	10
2022	39	34	5
2023	24	22	2
2024	15	14	1
Total	$1,069	$941	$128

F - 20

NOTE 4 - EMPLOYEE RETIREMENT PLAN

The Company maintains a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees. Eligible employees may contribute up to 100.0% of their annual salary up to the IRS limits. Under the plan, the Company matches 25.0% of each eligible employee’s voluntary contribution up to 6.0% of their gross salary. The Company also offers an additional discretionary match for eligible employees who contribute 7.0% - 10.0% of their weekly wages. In an effort to decrease expenses, the Company suspended the employee match under the plan for an undetermined period of time effective March 1, 2014. There was no matching expense under the plan for the years ended December 31, 2018 and 2017.

NOTE 5 - INCOME TAXES

The income tax provision (benefit), in thousands, consists of the following for the years ended December 31, 2018 and 2017:

	2018	2017
Federal
Current	$—	$—
Deferred	—	—
	—	—
State and Local
Current	13	12
Deferred	—	—
	13	12
	$13	$12

A reconciliation of income taxes at the statutory rate to the reported provision (benefit), in thousands, is as follows:

	2018	2017
Federal income tax at statutory rate	$(71)	$(380)
State and local income taxes, net of federal income tax effect	2	(52)
Permanent differences	2	2
Tax reform legislation	920	1,736
Decrease in deferred tax asset valuation allowance	(779)	(1,258)
Other differences	(61)	(36)
	$13	$12

F - 21

NOTE 5 - INCOME TAXES, Continued

Significant components of the Company’s deferred tax liabilities and assets, in thousands, as of December 31, 2018 and 2017 are as follows:

	2018	2017
Deferred tax liabilities
Property and equipment	$—	$(300)
Gross deferred tax liabilities	—	(300)
Deferred tax assets
State recycling equipment tax credit carry forward	4,586	4,590
Federal net operating loss carry forward	2,980	3,901
State net operating loss carry forward	1,791	1,787
Intangibles and goodwill	1,014	1,178
Stock options	441	424
Accrued expenses	119	160
Interest expense limitation	47	—
Property and equipment	38	—
Inventory capitalization	23	72
Allowance for doubtful accounts	16	16
Accrued property taxes	6	6
Other	2	8
Gross deferred tax assets	11,063	12,142
Valuation allowance	(11,036)	(11,815)
Net deferred tax assets	$27	$27

At December 31, 2018, the Company had deferred recycling equipment state tax credit carry forwards of $4.6 million relating to our shredder purchase which do not expire. This tax credit is limited to our Kentucky state income tax liability which includes the Limited Liability Entity Tax, which is based on gross receipts or gross profits. The Company used the available state tax credits of $5.0 thousand and $6.0 thousand in 2018 and 2017, respectively.

At December 31, 2018, the Company had a Federal net operating loss ("NOL") carry forward of $14.6 million which expires beginning in 2034. The Company also has state NOL carry forwards of $29.3 million as of December 31, 2018. The majority of the state NOL carry forwards relates to losses in Kentucky and expire beginning in 2032.

A deferred tax asset valuation allowance is established if it is “more likely than not” that the related tax benefits will not be realized. In determining the appropriate valuation allowance, the Company considers the projected realization of tax benefits based on expected levels of future taxable income, considering recent operating losses, available tax planning strategies, reversals of existing taxable temporary differences and taxable income in the state and carry back provisions. As of December 31, 2018, management determined that only the state recycling equipment tax credit carry forwards would be realized to the extent of $27 thousand and reserved all other net deferred tax assets by increasing the related valuation allowance. The state tax credit carry forwards have been reduced to their net realizable value based upon estimates of future gross profits and utilization of the credit in the foreseeable future.

On December 22, 2017, the President of the United States signed the Tax Cuts and Jobs Act tax reform legislation into law. This legislation makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the rate of 35 percent to 21 percent. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities. This revaluation resulted in an addition of $0.9 million and $1.7 million to income tax expense in continuing operations for the year ended December 31, 2018 and 2017, respectively, before change to the valuation allowance and a corresponding reduction in the deferred tax asset. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the Consolidated Financial Statements.

F - 22

NOTE 5 - INCOME TAXES, Continued

The recorded valuation allowance, in thousands, consisted of the following at December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Valuation allowance, beginning of year	$11,815	$13,073
Decrease in deferred tax asset valuation allowance	(779)	(1,258)
Valuation allowance, end of year	$11,036	$11,815

NOTE 6 - CASH AND STOCK DIVIDENDS

Under the previous MidCap and the current Bank of America loan agreements, the Company covenants that so long as the lender remains committed to make any advance or extend any other credit to us, or any obligations remain outstanding, the Company will not declare or pay any dividend or distribution (either in cash or any other property in respect of any stock) or redeem, retire, repurchase or otherwise acquire any of our stock, other than dividends and distributions by subsidiaries of parent to parent.

In 2018 and 2017, the Board of Directors did not declare a cash or stock dividend.

NOTE 7 - PER SHARE DATA

The computation for basic and diluted loss per share is as follows:

	2018	2017
	(in thousands, except per share information)
Basic loss per share
Net loss	$(349)	$(1,131)
Weighted average shares outstanding	8,102	8,078
Basic loss per share	$(0.04)	$(0.14)
Diluted loss per share
Net loss	$(349)	$(1,131)
Weighted average shares outstanding	8,102	8,078
Add dilutive	—	—
Diluted weighted average shares outstanding	8,102	8,078
Diluted loss per share	$(0.04)	$(0.14)

F - 23

NOTE 8 - RELATED PARTY TRANSACTIONS

During the periods ended December 31, 2018 and 2017, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, Orson Oliver assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. Mr. Oliver was the Company's Chairman of the Board and Interim Chief Executive Officer from 2014 until his resignation on March 26, 2018. Mr. Oliver continues to be a member of the Company's Board of Directors. As of December 31, 2018, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership, collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

The Company leased a portion of the Louisville, Kentucky facility from 7100 LLC (previously from K&R) under an operating lease (the "7100 Prior Lease"), expiring December 2017. Effective October 1, 2017, the Company entered into a new lease agreement with 7100 LLC for the same property (the "7100 Lease") that terminates and replaces the 7100 Prior Lease. See Note 3 - Lease Commitments for additional information relating to the rent and lease agreements with 7100 LLC.

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

As of December 31, 2018 and 2017, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, prepaid expenses, notes payable due from the Company, interest expense, and rent expense.

On February 29, 2016, K&R assigned its interest in the 7100 Lease to another entity, 7100 LLC, also controlled by Mr. Kletter’s estate. At that time, the total amount due to the estate’s various entities, which amounted to approximately $1.5 million and is inclusive of the $500.0 thousand noted above, became a subordinated, unsecured debt (the "Kletter Notes") owed by the Company. A portion of the amount, approximately $620.3 thousand, is owed to K&R, with the remaining amount, approximating $883.8 thousand, owed to 7100 LLC. Interest will accrue monthly at a per annum rate of 5.0%. Interest accrued until April 30, 2017, at which time interest is paid as due. This amount of $1.5 million represents all net amounts due to Kletter estate entities as of February 29, 2016 with the exception of a $32.0 thousand deposit owed by K&R to the Company. If the Company sells property it owns at 7110 Grade Lane in Louisville, Kentucky, the Company shall make a principal payment to K&R of $500.0 thousand. Otherwise, all remaining principal is due at maturity on December 31, 2020.

On November 9, 2018, in connection with the entry into the BofA Loan Agreement, the February 29, 2016 intercreditor and subordination agreements between the respective Note holder and MidCap were cancelled.

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

F - 24

NOTE 8 - RELATED PARTY TRANSACTIONS, Continued

The Company entered into an agreement and promissory note (the "Back Rent Agreement"), effective October 1, 2017, to pay 7100 LLC $345.8 thousand for back rent past due and owed under the 7100 Prior Lease with an initial payment of $100.0 thousand paid at the signing of the Back Rent Agreement with six consecutive monthly payments of $41.0 thousand each, beginning November 1, 2017.  All amounts related to the Back Rent Agreement have been paid as of December 31, 2018.

See Note 1 - Summary of Significant Accounting Policies and General - Subsequent Events for discussion related to amended loan agreements.

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

Metal X, LLC:

During 2017, the Company sold scrap material to MetalX and held accounts receivables balances from MetalX related to scrap sales. For additional information regarding MetalX, see Note 11 - Financing and Related Matters.

Related party balances as of and for the years ended December 31, 2018 and 2017 are as follows, in thousands:

		2018	2017
K&R, LLC and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$42
Prepaid expenses to related parties	(1)	43	43
Notes payable to related parties	(3)	1,536	1,600
Facility rent payable to related parties	(2)	—	123
Facility rent expense to related parties	(4)	450	597
Interest expense to related parties	(4)	75	75

Board of Directors: *
Accounts payable to the Board of Directors for fees	(2)	$—	$50
Board of director fee expense	(4)	257	200
Board portion of share-based compensation expense	(4)	50	—

LK Property Investments, LLC:
Lease deposit to LK Property	(1)	$3	$3
Prepaid expenses to LK Property	(1)	3	3
Accounts payable to LK Property	(2)	2	—
Rent expense to LK Property**	(4)	36	36

Metal X, LLC:
Accounts receivable from Metal X	(1)	$—	$1
Revenue from product sales to Metal X	(4)	—	188

F - 25

NOTE 8 - RELATED PARTY TRANSACTIONS, Continued

 * Excludes insignificant amount of travel reimbursement.

**Excludes amounts reimbursed to LK Properties for utilities and property tax.

(1)	Included in receivable and other assets from related parties on the Consolidated Balance Sheets; balances are as of December 31, 2018 and 2017.
(2)	Included in payables and accrued expenses to related parties on the Consolidated Balance Sheets; balances are as of December 31, 2018 and 2017.
(3)	Included in current maturities of long-term debt, related parties and long-term debt related parties on the Consolidated Balance Sheets; balance is as of December 31, 2018 and 2017.
(4)	Included in the Consolidated Statements of Operations; balances are for the year ended December 31, 2018 and 2017.

NOTE 9 - SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS

Following is a summary of stock option activity and number of shares reserved for outstanding options for the years ended December 31, 2018 and 2017:

Total Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	502	$4.78	2.07 years	$2.43
Cancelled	(30)	5.40	—	2.85
Expired	(90)	4.94	—	1.71
Outstanding at December 31, 2017	382	$4.70	1.41 years	$2.57
Issued	31	2.46	4.24 years	1.61
Outstanding at December 31, 2018	413	$4.53	0.70 years	$2.49
Exercisable at December 31, 2018	382	$4.70	0.41 years	$2.57
Securities available for grant at December 31, 2018*	1,645

*Securities available for grant include securities available for stock option grants and RSUs.

Following is a summary of the nonvested options issued and outstanding:

	Number of shares	Weighted Average Grant
Non-Vested Options	(in thousands)	Date Option Fair Value
Outstanding at December 31, 2017	—	$—
Granted	31	1.61
Outstanding at December 31, 2018	31	$1.61

F - 26

NOTE 9 - SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

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

F - 27

NOTE 9 - SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

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

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	WA Remaining Contractual Term		WA Grant Date Fair Value
Outstanding at December 31, 2016	45.1	1.05		$2.23
Vested	(22.5)	—		2.36
Outstanding at December 31, 2017	22.6	0.35	years	$2.37
Granted	111.6	1.43		2.19
Vested	(22.6)	—		2.37
Outstanding at December 31, 2018	111.6	1.43	years	$2.19

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

Other:

As of December 31, 2018 and 2017, we had unrecognized share-based compensation cost related to non-vested RSU awards in the amount of $195.7 thousand and $14.9 thousand, respectively.

Share-based compensation charged to operations relating to stock options and RSU awards was $105.0 thousand and $116.0 thousand for the years ended December 31, 2018 and 2017, respectively.

F - 28

NOTE 10 - LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

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

F - 29