Form 10-K/A
period 2018-12-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2019-04-30
CIK 4187

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

____________________________________________

EXPLANATORY NOTE

Industrial Services of America, Inc. (the “Company,” “our,” “we,” or “us”) filed its Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K") with the Securities and Exchange Commission (the "SEC") on March 13, 2019. Pursuant to General Instruction G(3) to Form 10-K, the Company incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2019 Annual Meeting of Shareholders (the "2019 Proxy Statement") that the Company expected to file with the SEC not later than 120 days after the end of the fiscal year covered by the 2018 Form 10-K. Because the definitive 2019 Proxy Statement will not be filed with the SEC before such date, the Company is filing this Amendment No. 1 to the 2018 Form 10-K (the "Form 10-K/A") to provide the additional information required by Part III of Form 10-K. This Form 10-K/A amends and restates in its entirety Items 10, 11, 12, 13, and 14 of Part III. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Item 15 of Part IV of the 2018 Form 10-K has been amended and restated solely to include as exhibits new certifications by our principal executive officer and principal financial officer.

Except as expressly set forth herein, this Form 10-K/A does not reflect events occurring after the date of the 2018 Form 10-K filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Form 10-K/A should be read in conjunction with the 2018 Form 10-K and the Company's other filings with the SEC.

2

PART III

Item 10.         Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

Set forth below is a list of members of the Board of Directors, together with their ages, all Company positions and offices each person currently holds and the year in which each person joined the Board.

Name and Principal Occupation with Company	Age	Year First Became Director

Orson Oliver	76	2005
Director

Albert Cozzi	73	2006
Director

Vince Tyra	53	2014
Chairman of the Board

William Yarmuth	67	2014
Director

Todd L. Phillips	43	2018
Chief Executive Officer, President, Chief Financial Officer and Director

ORSON OLIVER has been our director since 2005, the Chairman of the Board from 2012 to March 26, 2018, and our interim Chief Executive Officer from 2013 to March 26, 2018. He currently holds an officer position as General Counsel with the Al J. Schneider Company. He has over thirty-five years of experience in banking and financial consulting. Mr. Oliver began his career in 1968 as an attorney with the U.S. Treasury Department in Washington, D.C. In 1975, he joined the Bank of Louisville as general counsel. In 1985, he became president of the Bank of Louisville. When Branch Banking and Trust Company acquired the Bank of Louisville in 2003, the Bank of Louisville had assets of $1.6 billion and was the largest, locally managed bank in Louisville, Kentucky. Since his retirement from banking in February 2004, Mr. Oliver has worked as an independent general business consultant for the Al J. Schneider Company, a corporation with a number of large hotels and real estate holdings in the Louisville, Kentucky area. From May 2004 through December 2011, Mr. Oliver also worked as an independent general business consultant for PNC Bank, which is headquartered in Pittsburgh, Pennsylvania. Mr. Oliver was a member of the Board of Directors of the Al J. Schneider Company from February 2004 through June 2016. Beginning in 2013, Mr. Oliver also serves as a director of the Bankers' Bank of Kentucky.

ALBERT A. COZZI has been our director since 2006. Since February 2006, Mr. Cozzi has been a partner with Cozzi Consulting Group, a start-up consulting business, marking the re-entry of Mr. Cozzi into the scrap industry following a two-year non-compete agreement he had with his former employers at Metal Management, Inc. From July 1999 to January 2004, Mr. Cozzi served as the Chief Executive Officer of Metal Management, Inc. headquartered in Chicago, Illinois, and one of the largest full service metals recyclers in the United States. From December 1997 to June 1999, Mr. Cozzi served as the President and Chief Operating Officer of Metal Management, Inc. From 1963 to 1997, Mr. Cozzi held various positions with Cozzi Iron & Metal, originally located in Chicago, Illinois, before its merger with Metal Management, Inc., including President from 1990 to 1997. Mr. Cozzi received an M.B.A. from the University of Chicago.

VINCE TYRA has been our director since 2014 and appointed Chairman of the Board in March 2018. In March 2018, Mr. Tyra was appointed vice president for intercollegiate athletics and athletics director at the University of Louisville; Mr. Tyra had been appointed interim athletics director in October 2017. Mr. Tyra served as President of ISCO Industries, Inc., a global, customized piping solutions provider based in Louisville, Kentucky, from 2013 through 2016. Before his position at ISCO, Mr. Tyra was a Managing Partner at Southfield Capital, a private investment firm based in Greenwich, Connecticut, where he joined in 2007. Mr. Tyra continues to be an Operating Partner with Southfield Capital, serves on the firm's investment committee and is a board member of various Southfield Capital portfolio companies. Before Southfield Capital, Mr. Tyra was Chief Executive Officer of Broder Bros., Co., a wholesale distributor of imprintable activewear. Before joining Broder, Mr. Tyra served as President of Retail and Activewear at Fruit of the Loom. Previous to Fruit of the Loom, Mr. Tyra was a principal investor and Executive Vice President of TSM, a Louisville, Kentucky based wholesale distributor of activewear.

WILLIAM YARMUTH has been our director since 2014. Mr. Yarmuth served as the Chairman and Chief Executive Officer at Almost Family Inc., (NASDAQ: AFAM), a Louisville, Kentucky-based provider of a range of Medicare-certified home health nursing services to patients in need of recuperative and other care, from 1992 until April 2018. Mr. Yarmuth served as a director of Almost Family since 1991, when the company acquired National Health Industries, where Mr. Yarmuth was Chairman, President and Chief Executive Officer. Mr. Yarmuth has served as a consultant to LHC Group, Inc. (NASDAQ: LHCG) since April 2018.

TODD L. PHILLIPS has been our director since 2018. Mr. Phillips was appointed Chief Executive Officer of the Company in March 2018, President of the Company in September 2016 and continues to be Chief Financial Officer, a position he has held since December 31, 2014. Mr. Phillips joined the Company from CRS Reprocessing, LLC ("CRS"), where he held the positions of Chief Operating Officer and Chief Financial Officer from January 2009 to December 2014. CRS is a private-equity backed company with operations in the United States, Europe and Asia. Prior to CRS, Mr. Phillips was Chief Financial Officer at Genscape, Inc.  ("Genscape") from March 2004 to January 2009, a global information provider to energy commodity traders. Genscape was backed by private equity firm Oaktree Capital and was honored twice during Mr. Phillips’ tenure as an Inc. 500 company, recognizing Genscape as one of the 500 fastest growing companies in the United States. Mr. Phillips was the corporate controller for Metal Sales Manufacturing Corporation from March 2002 to March 2004. Mr. Phillips began his career at Arthur Andersen LLP from December 1997 through March 2002 following his graduation from the University of Kentucky. He is a Certified Public Accountant and holds degrees in accounting and business administration, with a focus on finance, from the University of Kentucky. Mr. Phillips is currently our sole executive officer.

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

Director Qualifications

When considering whether the persons comprising the Board have the experience, qualifications and skills to enable the Board to satisfy its oversight responsibilities effectively and provide the Board with experience in a wide variety of areas, the Board’s nominating committee focused primarily on the information discussed in each director's individual biographies set forth above. The following are the conclusions previously reached by the nominating committee with regard to each person.

With regard to Mr. Oliver, the nominating committee considered his past experience as an attorney with the U.S. Treasury Department in Washington D.C., his past presidency of the Bank of Louisville and his work as an independent general business consultant for PNC Bank. With regard to Mr. Cozzi, the nominating committee considered his extensive experience in the metallic scrap industry, and his direct operational experience in the industry. These experiences bring a unique perspective to our Board. With regard to Mr. Tyra, the nominating committee considered his experience in growth management and his experience in an investment firm. With regard to Mr. Yarmuth, the nominating committee considered his experience as Chairman and Chief Executive Officer at Almost Family, Inc.  With regard to Mr. Phillips, the nominating committee considered his intimate knowledge of the Company as well as his prior experience with CRS and Genscape, Inc.

Audit Committee Composition and Independence

The Board of Directors has established from amongst its members the Audit Committee for the purpose of overseeing the accounting and financial reporting processes of the Company and audit of the Company's financial statements. The Audit Committee confers with our independent registered public accounting firm regarding the scope and adequacy of annual audits; reviews reports from such independent accountants; and meets with the independent accountants to review the adequacy of our accounting principles, financial controls and policies. The members of the Audit Committee are Messrs. Tyra, Cozzi and Yarmuth. Mr. Tyra is the chairperson of this committee. All current members of the Audit Committee are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards and the Audit Committee Qualifications of Rule 5605(c)(2). The Board of Directors has determined that Mr. Tyra is qualified as an "audit committee financial expert" based on a review of his financial experience. Our Audit Committee has a written charter, which is available on our website at www.isa-inc.com under Investors.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company's executive officers.

Name	Served as an Executive Officer From	Age	Position with the Registrant and Other Principal Occupations
Todd L. Phillips	2014	43

Mr. Phillips was appointed Chief Executive Officer of the Company in March 2018, President of the Company in September 2016 and continues to be Chief Financial Officer, a position he has held since December 31, 2014. Mr. Phillips joined the Company from CRS Reprocessing, LLC ("CRS"), where he held the positions of Chief Operating Officer and Chief Financial Officer from January 2009 to December 2014. CRS is a private-equity backed company with operations in the United States, Europe and Asia. Prior to CRS, Mr. Phillips was Chief Financial Officer at Genscape, Inc. ("Genscape") from March 2004 to January 2009, a global information provider to energy commodity traders. Genscape was backed by private equity firm Oaktree Capital and was honored twice during Mr. Phillips’ tenure as an Inc. 500 company, recognizing Genscape as one of the 500 fastest growing companies in the United States. Mr. Phillips was the corporate controller for Metal Sales Manufacturing Corporation from March 2002 to March 2004. Mr. Phillips began his career at Arthur Andersen LLP from December 1997 through March 2002 following his graduation from the University of Kentucky. He is a Certified Public Accountant and holds degrees in accounting and business administration, with a focus on finance, from the University of Kentucky.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, certain officers and persons who own more than ten percent (10%) of our outstanding common stock to file with the Securities and Exchange Commission reports of changes in ownership of our common stock held by such persons. Officers, directors and greater than 10% shareholders must furnish us with copies of all forms they file under this regulation. To our knowledge, based solely on a review of the copies of such reports furnished to us and representations from reporting persons that no other reports including Forms 5 were required, all Section 16(a) filing requirements applicable to all of our officer, directors and greater than 10% shareholders were timely complied with during 2018 with the following exceptions: Todd L. Phillips did not file a timely Form 4 for the June 15, 2018 vesting of 11,250 restricted stock units and William Yarmuth did not file a timely Form 4 for the July 9, 2018 grant of 13,228 restricted stock units; each reporting person subsequently filed the required Form 4.

Code of Ethics

The Board of Directors has adopted our Code of Ethics for the Chief Executive Officer and Financial Executives, which is available on our website at www.isa-inc.com under Investors. The Company will post any amendments or waivers to the Code of Ethics to our website. Shareholders may communicate directly with the Board of Directors in writing by sending a letter to the Board at: Industrial Services of America, Inc., 7100 Grade Lane, Louisville, KY 40213 or by a secure e-mail via our website at www.isa-inc.com.

Item 11.         Executive Compensation

EXECUTIVE COMPENSATION DISCUSSION

In accordance with SEC regulations, the following table summarizes the compensation awarded to, paid to, or earned by all persons who served as our principal executive officer during 2018 (collectively the "Named Executive Officers"). No other persons served as executive officers during 2018.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Orson Oliver (1)	2018	$—	$—	$25,000	$—	$—	$50,000	$75,000	(1)
Interim Chief Executive Officer	2017	—	—	—	—	—	37,500	37,500	(1)

Todd L. Phillips (2)	2018	$300,000	$185,954	$100,000	$50,000	$—	$—	$635,954	(2)
Chief Executive Officer, President and Chief Financial Officer	2017	220,000	110,000	—	—	125,000	—	455,000	(2)

(1) Mr. Oliver was appointed interim CEO in June 2013 and he resigned his position March 2018. He did not receive any compensation for serving in this role. Amounts reflect director's fees earned of $75.0 thousand in 2018 and $37.5 thousand in 2017.

(2) Mr. Phillips was appointed Chief Financial Officer on December 31, 2014, President in September 2016 and Chief Executive Officer in March 2018, all of which positions he currently holds. In 2018, Mr. Phillips became a member of the Board of Directors. He does not receive any compensation for serving as a director. Amounts shown under Bonus represent cash bonuses awarded to Mr. Phillips in 2018 and 2017. The cash bonus was formula based in 2018 and discretionary in 2017. Amount shown under Non-Equity Incentive Plan Compensation represents a retention bonus earned by Mr. Phillips during 2017. See Annual Incentive Bonuses section below for further detail.

(3) Amounts shown represent the aggregate grant date fair values computed in accordance with FASB ASC Topic 718. For a discussion of the assumptions used in determining these values, see Note 1 to our 2018 financial statements.

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

Interim Chief Executive Officer

Orson Oliver did not receive any compensation in connection with his service as our interim Chief Executive Officer.

Compensation Committee

The members of the Compensation Committee are Messrs. Cozzi, Tyra and Yarmuth. The Compensation Committee is responsible for making recommendations to the Board regarding salaries and bonuses that we pay to our executive officers. Mr. Cozzi is the committee chairperson. All functions of the Compensation Committee are performed by the committee as a whole. The Compensation Committee has delegated to our Chief Executive Officer, President and Chief Financial Officer decisions regarding non-executive employee compensation. None of our executive officers served as a member of the Compensation Committee of another entity. Our Compensation Committee has a written charter, which is available on our website at www.isa-inc.com under Investors.

Compensation Committee Consultant

During 2017, the Compensation Committee engaged FW Cook to perform a board compensation study as more fully described in the "2018 Director Compensation Table" and a market assessment on executive compensation plans. FW Cook used a peer group of companies to determine the benchmark range and design of competitive salaries and incentives from which to determine the appropriate salaries and incentives for the Company's executives and managers. FW Cook identified thirteen public companies as a peer group that was similar to the Company. The peer group consists of Schnitzer Steel Industries, Inc., Casella Waste Systems, Inc., US Ecology, Inc., Haynes International, Inc., Insteel Industries, Inc., Heritage-Crystal Clean, Inc., Universal Stainless & Alloy Products, Inc., Quest Resource Holding Corporation, Synalloy Corporation, Hudson Technologies Inc., Friedman Industries, Incorporated, Avalon Holdings Corporation and Perma-Fix Environmental Services, Inc. These companies range between revenues of $52 million and $1.7 billion. ISA is small relative to the median revenue of the peer group. Therefore, FW Cook determined that the bottom 25th percentile of this peer group is a suitable data point. Further, FW Cook recommended amounts and design of compensation structure for named executive officers based on the 25th percentile of the peer group, which were effective during 2018. The Compensation Committee considered the recommendations of FW Cook in connection with the entry into an amended and restated employment agreement with Mr. Phillips as described below.

Executive Employment Agreement and Stock Option Agreements with Chief Executive Officer, President and Chief Financial Officer

On March 26, 2018, the Board appointed Todd L. Phillips as Chief Executive Officer, President and Chief Financial Officer of the Company. Mr. Phillips had previously served as the Company’s President and Chief Financial Officer. In connection with his appointment as Chief Executive Officer, Mr. Phillips and the Company entered into an Amended and Restated Employment Agreement on March 26, 2018 (the “Employment Agreement”). The Employment Agreement was effective as of January 1, 2018, with the one-year initial term ending on December 31, 2018, subject to earlier termination as described below. After expiration of the initial term, the term will be automatically extended for additional 12-month periods thereafter if neither party gives written notice to the other within 30 days before expiration of the original 12-month period or any renewal period thereafter of that party’s desire to terminate the Employment Agreement. On December 31, 2018, the Employment Agreement was automatically extended to December 31, 2019.

The Employment Agreement amended and restated in its entirety the prior employment agreement between the Company and Mr. Phillips dated as of December 31, 2014 (the “Prior Employment Agreement”).

Pursuant to the Employment Agreement, Mr. Phillips will earn an annual base salary of $300,000, subject to adjustment by the Board. Mr. Phillips will be eligible to receive an annual performance-based bonus that provides him an opportunity to earn a target bonus equal to 50% of his then-current base salary. Beginning with the calendar year ending December 31, 2018, Mr. Phillips will be eligible to receive a bonus amount based on the achievement of “Adjusted EBITDA” (as defined in the Employment Agreement) targets. Mr. Phillips must be employed on the day payments are made in order to be eligible for a bonus for that calendar year.

Under the Employment Agreement, the amount of Mr. Phillips’ bonus for a particular calendar year will be determined based on the amount by which the Company’s “Adjusted EBITDA” for such calendar year exceeds or is less than the target Adjusted EBITDA goal established by the Company’s Board or its Compensation Committee for that calendar year. For 2018, the Company’s Adjusted EBITDA target was $2.4 million, which the Company exceeded with Adjusted EBITDA of $2.6 million, resulting in a bonus to Mr. Phillips of $185,954.

Pursuant to the Employment Agreement, Mr. Phillips is entitled to receive (i) an equity compensation award, consisting of Restricted Stock Units and non-incentive stock options to be granted to Mr. Phillips at the close of business on the second business day following the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and (ii) annual equity compensation awards, consisting of RSUs and Options, to be granted to Mr. Phillips in 2019 and each subsequent calendar year during the term of the Employment Agreement. Under the Employment Agreement, each award is to consist of (A) that number of RSUs equal in Value (as defined in the Employment Agreement) on the date of the grant to 33.33% of Mr. Phillips’ then-base salary, and (B) that number of Options equal in Value (as defined in the Employment Agreement) on the date of the grant to 16.67% of Mr. Phillips’ then-base salary. The RSUs are to be subject to three-year cliff vesting, with the entire award vesting 36 months from the grant date. The Options are to vest over a three-year period, with 1/3 vesting on each annual anniversary of the grant date. The exercise price per share of the Options is to be equal to the fair market value of the Company’s common stock on the grant date.

Under the Prior Employment Agreement, Mr. Phillips was eligible to receive an annual bonus with a target of 50% of his then-current annual base salary, as determined by the Company’s Compensation Committee in its sole discretion.

At the time of entry into his Prior Employment Agreement, we entered into two Stock Option Agreements with Mr. Phillips, dated December 31, 2014 and January 2, 2015, respectively. Under these agreements, Mr. Phillips received a grant of an aggregate of 170,000 non-incentive stock options which vest over a three-year period, with 1/3 vesting on the first anniversary of the grant date and 1/6 vesting every six months thereafter until the three-year anniversary of the grant date. The stock option agreement dated December 31, 2014 granted Mr. Phillips 150,000 stock options at an exercise price per share of $5.97. The stock option agreement dated January 2, 2015 granted Mr. Phillips 20,000 stock options at an exercise price per share of $5.71. The exercise price per share of the options is equal to the fair market value of the Company’s common stock on the grant date.

Mr. Phillips’ 170,000 stock options were cancelled on June 15, 2016 as part of a one-time stock option exchange in consideration for the grant of 90,000 RSUs to Mr. Phillips as approved by the shareholders at the 2016 annual meeting. The RSUs vested as follows: (i) on July 1, 2016, 50.00% (45,000) of the RSUs vested and became nonforfeitable; (ii) on December 31, 2016, 12.50% (11,250) of the RSUs vested and became nonforfeitable; (iii) on June 30, 2017, 12.50% (11,250) of the RSUs vested and became nonforfeitable; (iv) on December 31, 2017, 12.50% (11,250) of the RSUs vested and became nonforfeitable; and (v) on June 15, 2018, 12.50% (11,250) of the RSUs vested and became nonforfeitable. Each RSU represented the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU Agreement and the Plan.

The stock options and one-time stock option exchange were granted pursuant to the Company’s 2009 Long Term Incentive Plan.

Base Salary

When determining base salary levels for senior management, we evaluate base salary levels of similar positions in the group of our selected peer companies as more fully described in the section Compensation Committee Consultant. Base salaries are established to reflect the employee's roles and responsibilities and recognize and reward individual skills, experience and sustained job performance.

Mr. Phillips’ base salary was $300.0 thousand and $220.0 thousand per year during 2018 and 2017, respectively.

Annual Incentive Bonuses

The Company's annual incentive compensation plan is a cash-based, pay-for-performance incentive plan. The plan covers Mr. Phillips and certain other personnel as determined by the Compensation Committee and the Company's Chief Executive Officer, President and Chief Financial Officer. The incentive compensation plan rewards the achievement of certain corporate operating and financial targets set by the Compensation Committee at the beginning of each year.

The Compensation Committee may also award discretionary bonuses in connection with annual incentive compensation. As described above in connection with the Employment Agreement, the Compensation Committee awarded Mr. Phillips a formula based bonus earned during 2018 and paid in 2019 of $186.0 thousand. The Compensation Committee also awarded Mr. Phillips a discretionary bonus earned during 2017 and paid in 2018 of $110.0 thousand.

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

On March 28, 2018, the Compensation Committee awarded Mr. Phillips options to purchase 31,041 shares of the Company's common stock. These options are scheduled to vest over a three year period, with 1/3 vesting on the first anniversary of the grant date and 1/3 every twelve months thereafter until the three year anniversary of the grant date. The exercise price per share of the options is $2.46, the fair value of the underlying common stock as of the grant date. The options expire March 28, 2023. Additionally, the Compensation Committee granted 40,646 RSUs to Mr. Phillips. The grant date fair value was $100,000. Each RSU vests on March 28, 2021.

Perquisites

The Company provides certain members of management various perquisites that are provided by similar companies throughout the industry and include health, dental, vision, life and disability insurance. We furnish these benefits to provide an additional incentive for our management and to remain competitive in the general marketplace for managerial talent.

Retirement and Other Benefits

The Compensation Committee reviews the overall cost to the Company of the various programs generally when changes are proposed. The Compensation Committee believes the benefits provided by these programs are important factors in attracting and retaining talented management, including Mr. Phillips.

401(k) Savings Plans

Mr. Phillips is eligible to participate in our defined contribution retirement plan under Section 401(k) of the Internal Revenue Code on the same basis as all other eligible employees. Eligible employees may contribute 100.0% of their annual salary to meet the current IRS limit. We do not currently provide an employer match.

Health and Welfare Plan

We share or pay for the cost of medical, dental, vision, basic life insurance and disability benefits with all eligible full-time regular employees. Mr. Phillips is eligible to participate in these benefits on the same basis as all other employees, unless otherwise specified in an individual employment contract.

Compensation Recovery

We expect to implement a clawback policy in accordance with the requirements of the Dodd-Frank Act and the regulations that the SEC is expected to issue under that Act. We have elected to wait until the SEC issues guidance about the proper form of a clawback policy before formulating our policy.

Termination and Post-Termination Payments

Under the Employment Agreement, if Mr. Phillips’ employment is terminated by the Company without “Cause” or due to Mr. Phillips’ resignation for “Good Reason” (each, as defined in the Employment Agreement), Mr. Phillips will be entitled to the continued payment of his base salary and COBRA premiums for twelve months following such termination. Mr. Phillips’ receipt of the payments and benefits described in this paragraph is contingent on his execution and nonrevocation of a release of claims in favor of the Company. Following the termination of Mr. Phillips’ employment with the Company, Mr. Phillips is subject to non-competition and non-solicitation covenants, which extend for 12 months following termination of employment.

Under the Prior Employment Agreement, if Mr. Phillips’ employment was terminated by the Company without “Cause” or due to his resignation for “Good Reason," he would have been entitled to the continued payment of his base salary and COBRA premiums for twelve months following such termination. Mr. Phillip’s receipt of the payments and benefits described in this paragraph was contingent on his execution and non-revocation of a release of claims in favor of the Company.

Retention Agreement

Under a Retention Agreement with Mr. Phillips dated as of March 25, 2016, the Company paid Mr. Phillips a bonus of $125.0 thousand on December 31, 2017 as he remained employed with the Company as of December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End 2018

The following table provides information with respect to outstanding equity awards for each Named Executive Officer as of December 31, 2018.

Name	Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market or Payout Value of Shares or Units of Stock That Have Not Vested ($)
Orson Oliver (1) Interim CEO	86,000	—	$4.68	May 16, 2019	13,228	14,815

Todd L. Phillips (2) Chief Executive Officer, President and Chief Financial Officer	—	31,041	2.46	March 28, 2023	40,646	455,524

(1) Mr. Oliver was appointed interim CEO in June 2013 and he resigned his position March 2018. In satisfaction of previously accrued director fees, Mr. Oliver was awarded 86,000 options to purchase shares of our Common Stock on May 16, 2014. These shares were fully vested on the grant date. Mr. Oliver has 13,288 RSUs outstanding at December 31, 2018. The RSUs vest if Mr. Oliver remains a director through July 9, 2019. Market value was computed using the Company’s closing stock price of $1.12 per share on December 31, 2018, the last trading date of the Company’s last fiscal year.

(2) Mr. Phillips has 40,646 RSUs outstanding at December 31, 2018. The RSUs vest if Mr. Phillips remains employed by the Company through March 28, 2021. Market value was computed using the Company’s closing stock price of $1.12 per share on December 31, 2018, the last trading date of the Company’s last fiscal year.

2018 Director Compensation Table

The following table summarizes the compensation earned by or awarded during 2018 to each director, other than Mr. Phillips, who did not receive additional compensation for service as a director during 2018.

Name	Fees Earned or Paid in Cash ($)	Share-Based Compensation Awards ($)(1)	All Other Compensation ($)	Total ($)

Orson Oliver	$50,000	$25,000	$—	$75,000
Vince Tyra	70,500	25,000	—	95,500
William Yarmuth	67,500	25,000	—	92,500
Albert Cozzi	65,500	25,000	—	90,500

(1) Each director listed above had 13,228 RSUs outstanding at December 31, 2018, in connection with the 2018 equity grant of $25,000 in grant date fair value.

During 2017, the Compensation Committee engaged FW Cook to perform a board compensation study. FW Cook recommended a compensation program based on the bottom 25th percentile of a NACD Director Compensation study for Micro Companies ($50-500 million in revenues). Effective October 1, 2017, the Company revised its Board compensation policy based on FW Cook's recommendation to provide an annual retainer of $50,000 per Board member, an additional $10,000 annual retainer to the chairman of the audit committee, and an additional $5,000 annual retainer to the chairman, if any, of other standing committees. These payments are to be paid in quarterly installments, in advance upon the first day of each quarter. No additional fees are to be paid for individual meeting attendance. In addition, each director will receive an annual grant of RSUs equal to $25.0 thousand that vest over one year with a grant date fair value computed in accordance with FASB ASC Topic 718.

In September 2018, the Board formed a special committee to evaluate growth and strategic options. The members of the special committee are Messrs. Tyra, Cozzi and Yarmuth. Mr. Yarmuth serves as the Chair of the special committee. The special committee chairman and committee members are paid $5,000 per month and $3,000 per month, respectively, for services performed on the special committee. These payments are paid monthly.

Item 12.         Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Shares Available for Grant and Options/Warrants Outstanding

The following information is provided as of December 31, 2018 with respect to our existing compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	524,599	(1)	$4.53	(2)	1,645,311
Equity compensation plans not approved by security holders	—		—		—
Total	524,599		$4.53		1,645,311

(1) The total number of shares includes (i) 111,558 Restricted Stock Units outstanding at December 31, 2018, (ii) 292,000 stock options granted to current and former directors with an exercise price of $4.68 and an expiration date of May 15, 2019, and (iii) 60,000 stock options granted to current non-employee directors with an exercise price of $5.40 and an expiration date of October 14, 2019.

(2) RSUs are excluded from the weighted-average exercise price calculation.

VOTING SECURITIES

The following table sets forth information regarding beneficial ownership of our common stock as of April 18, 2019 for (i) each of our Named Executive Officers (as defined herein), and directors, (ii) each person known to management to own of record or beneficially more than five percent of our outstanding shares, and (iii) all of our executive officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percentage of Class (1)(3)

Orson Oliver 7100 Grade Lane Louisville, KY 40213	1,955,455	(4)	23.86%	(4)

Todd Phillips	96,076	(5)	1.18%	(5)

Albert Cozzi	191,752	(6)	2.35%	(6)

William Yarmuth	33,953	(7)	*	(7)

Vince Tyra	30,000	(8)	*	(8)

All directors and executive officers as a group	2,307,236	(9)	27.69%	(9)

* denotes less than 1% ownership

Name and Address	Amount and Nature of Beneficial Ownership (1)(2)(3)		Percentage of Class (1)

Other Beneficial Ownership over 5%:
Recycling Capital Partners, LLC 295 S. Commerce Drive Waterloo, IN 46793	1,714,286	(10)	19.12%	(10)

Daniel M. Rifkin 295 S. Commerce Drive Waterloo, IN 46793	1,714,286	(10)	19.12%	(10)

Harry Kletter Family Ltd Ptnsp 7100 Grade Lane Louisville, KY 40213	750,000	(11)	9.25%	(11)

K&R, LLC 7100 Grade Lane Louisville, KY 40213	549,168	(11)	6.77%	(11)

Kletter Family Trust 7100 Grade Lane Louisville, KY 40213	517,788	(11)	6.39%	(11)

David Russell P.O. Box 280481 Northridge, CA 91328	802,197	(12)	9.89%	(12)

15

(1)

The table reflects share ownership and the percentage of such share ownership as of April 18, 2019. We have determined the percentages on the basis of 8,107,865 shares of our Common Stock outstanding and exclusive of 30,690 shares of Common Stock held as Treasury stock.

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

(4)

Includes options to purchase 86,000 shares exercisable within 60 days of April 18, 2019 and 20,025 shares held in Trusts for Mr. Oliver's daughter and minor grandchildren for which Mr. Oliver is the trustee. Also includes 517,788 shares held by the Kletter Family Trust of which Mr. Oliver has voting authority, 750,000 shares owned by The Harry Kletter Family Limited Partnership of which Mr. Oliver is general partner, and 549,168 shares owned by K&R, LLC which is controlled by Mr. Oliver, of which all shares are pledged as security for commercial bank loans.

(5)	Includes options to purchase 10,347 shares exercisable within 60 days of April 18, 2019.

(6)	Includes options to purchase 68,000 shares exercisable within 60 days of April 18, 2019.

(7)	Includes options to purchase 30,000 shares exercisable within 60 days of April 18, 2019.

(8)	Includes options to purchase 30,000 shares exercisable within 60 days of April 18, 2019.

(9)	Includes the options and restricted stock units described in notes 4 through 8 above with respect to 224,347 shares.

(10)

Based on information set forth on Schedule 13D/A filed with the SEC on October 14, 2014. As sole manager of Recycling Capital Partners, LLC, Daniel M. Rifkin shares voting and dispositive power over these shares. Includes warrants to purchase 857,143 shares exercisable within 60 days of April 18, 2019.

(11)	Included in shares beneficially owned by Orson Oliver as described in footnote 4 above.

(12)

Based on information obtained via email confirmation on April 21, 2019 from David Russell. Includes the following beneficially owned shares of our common stock: 446,676 shares held in a trust, 102,588 shares held in custodial accounts for Dr. Russell's minor children, and 222,833 shares held in various retirement plans for Dr. Russell's benefit.

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

On November 9, 2018, in connection with the entry into a Loan and Security Agreement with Bank of America, N.A., the February 29, 2016 intercreditor and subordination agreements between the respective Note holder and MidCap were cancelled.

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

Related party balances as of and for the years ended December 31, 2018 and 2017 are as follows, in thousands:

K&R and 7100 LLC:	2018	2017
Deposit amounts owed to the Company by related parties	$42	$42
Prepaid expenses to related parties	43	43
Notes payable to related parties	1,536	1,600
Facility rent payable to related parties	—	123
Facility rent expense to related parties	450	597
Interest expense to related parties	75	75

LK Property Investments, LLC ("LK Property"):

On April 30, 2015, the Company entered into a lease agreement with LK Property, for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term. The lease terminated on April 14, 2019. The Company entered into an extension in the amount of $7.5 thousand per month that expires August 15, 2019. The Company intends to vacate the premises upon expiration of the extension. LK Property is an entity principally owned by Daniel M. Rifkin, CEO of Metal X LLC ("Metal X"), a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC ("RCP").

Related party balances as of and for the years ended December 31, 2018 and 2017 are as follows, in thousands:

LK Property:	2018	2017
Lease deposit to LK Property	$3	$3
Prepaid expenses to LK Property	3	3
Accounts payable to LK Property	2	—
Rent expense to LK Property *	36	36

* Excludes amounts reimbursed to LK Property for utilities and property tax.

Metal X, LLC:

The Company sells scrap material to Metal X and records accounts receivables balances from Metal X related to scrap sales. During 2018, we had no scrap sales to Metal X. We had no accounts receivable balance from Metal X at December 31, 2018. During 2017, we sold scrap material in the amount of $188.0 thousand to Metal X. As of December 31, 2017 we had $1.0 thousand in accounts receivable from Metal X.

Corporate Governance - Director Independence

A majority of our directors are independent. Specifically, the Board has determined that Messrs. Cozzi, Tyra and Yarmuth are independent as defined in Rule 5605(a)(2) of the NASDAQ listing standards.

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

Item 14.         Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS FEES

The aggregate fees billed for professional services by principal accountants MCM CPAs & Advisors LLP in 2018 and 2017 are as follows:

Audit Fees: $128,680 and $128,425 to principal accountants MCM CPAs & Advisors LLP for the years ended December 31, 2018 and 2017, respectively, for services rendered for the annual audit of our financial statements and the quarterly reviews of the financial statements included in our quarterly reports on Form 10-Q.

Audit Related Fees: No audit related services were provided by principal accountants MCM CPAs & Advisors LLP for the years ended December 31, 2018 and 2017, respectively.

Tax Fees: No tax services were provided by principal accountants MCM CPAs & Advisors LLP for the years ended December 31, 2018 and 2017.

All Other Fees: No other services were provided by principal accountants MCM CPAs & Advisors LLP for the years ended December 31, 2018 and 2017.

The Audit Committee is responsible for pre-approving all auditing services and permitted non-audit services that our independent registered public accountants are to perform, except as described below.

The Audit Committee has established general guidelines for the permissible scope and nature of any permitted non-audit services in connection with its annual review of the audit plan and will review such guidelines with the Board of Directors. The full Audit Committee, or in its absence, the chair of the Audit Committee, may pre-approve non-audit services. No pre-approval is necessary for the provision of non-audit services if (1) the aggregate amount of all such non-audit services constitutes no more than 5% of the total amount of revenues paid by us to the registered public accountants during the fiscal year in which the accountants provide the non-audit services, (2) we did not recognize such services at the time of engagement to be non-audit services, and (3) such services are promptly brought to the attention of the Audit Committee and approved prior to the completion of the audit. MCM CPAs & Advisors LLP did not provide any such services in 2018 and 2017.

PART IV

Item 15.         Exhibits and Consolidated Financial Statement Schedules

(a)(1) and (2) No financial statements or schedules are filed with this report on Form 10-K/A.

(a)(3) List of Exhibits
A list of exhibits filed with or furnished with this report on Form 10-K/A is provided in the Index to Exhibits appearing in this report.

(b) Exhibits
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

INDUSTRIAL SERVICES OF AMERICA, INC.

Dated:	April 30, 2019	By :	/s/ Todd L. Phillips

Todd L. Phillips, Chief Executive Officer, President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

