Form 10-Q
period 2019-03-31
INDUSTRIAL SERVICES OF AMERICA INC
filed 2019-05-14
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common, $0.0033 par value	IDSA	The Nasdaq Stock Market

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of May 9, 2019: 8,107,865.

1

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2019	December 31, 2018
	(Unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$469	$1,044
Income tax receivable	14	16
Accounts receivable – trade after allowance for doubtful accounts of $60.0 thousand in 2019 and 2018	6,344	4,369
Receivables and other assets from related parties (Note 6)	115	91
Inventories (Note 2)	6,211	6,934
Prepaid expenses and other current assets	293	159
Total current assets	13,446	12,613
Net property and equipment	9,538	9,786
Operating lease right-of-use assets (Note 4)	612	—
Operating lease right-of-use assets, related parties (Notes 4 and 6)	4,921	—
Other assets
Deferred income taxes	27	27
Other non-current assets	80	54
Total other assets	107	81
Total assets	$28,624	$22,480

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2019	December 31, 2018
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt (Note 3)	$5,482	$3,909
Current maturities of long-term debt, related parties (Notes 3 and 6)	16	32
Current maturities of finance lease liabilities (Note 4)	360	352
Current maturities of operating lease liabilities (Note 4)	68	—
Current maturities of operating lease liabilities, related parties (Notes 4 and 6)	159	—
Checks in excess of bank	469	—
Accounts payable	2,235	2,387
Payables and accrued expenses to related parties (Note 6)	2	2
Other current liabilities	364	566
Total current liabilities	9,155	7,248
Long-term liabilities
Long-term debt, net of current maturities	2,049	2,125
Long-term debt, net of current maturities, related parties (Notes 3 and 6)	1,004	1,504
Finance lease liabilities, net of current maturities (Note 4)	496	589
Operating lease liabilities, net of current maturities (Notes 4 and 6)	544	—
Operating lease liabilities, net of current maturities, related parties (Note 4)	4,762	—
Total long-term liabilities	8,855	4,218
Shareholders' equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2019 and 2018; 8,107,865 shares issued and outstanding in 2019 and 2018	27	27
Additional paid-in capital	24,174	24,133
Stock warrants outstanding	1,025	1,025
Retained losses	(14,568)	(14,127)
Treasury stock at cost, 30,690 shares in 2019 and 2018	(44)	(44)
Total shareholders' equity	10,614	11,014
Total liabilities and shareholders' equity	$28,624	$22,480

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended
	March 31, 2019	March 31, 2018
Revenue from product sales
Revenue from ferrous operations	$6,960	$7,045
Revenue from non-ferrous operations	7,202	7,315
Revenue from auto parts operations and other revenue	182	297
Total revenue from product sales	14,344	14,657
Cost of sales for product sales	13,722	13,445
Gross profit	622	1,212
Selling, general and administrative expenses	939	926
(Loss) income before other income (expense)	(317)	286
Other income (expense)
Interest expense, including loan fee amortization	(160)	(242)
Gain on insurance proceeds	38	—
Total other income (expense), net	(122)	(242)
(Loss) income before income taxes	(439)	44
Income tax provision	2	8
Net (loss) income	$(441)	$36

Basic (loss) earnings per share	$(0.05)	$0.00
Diluted (loss) earnings per share	$(0.05)	$0.00

Weighted average shares outstanding:
Basic	8,108	8,090
Diluted	8,108	8,114

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2019

(UNAUDITED)

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of December 31, 2018	8,138,555	$27	$24,133	$1,025	$(14,127)	(30,690)	$(44)	$11,014
Share-based compensation	—	—	41	—	—	—	—	41
Net loss	—	—	—	—	(441)	—	—	(441)
Balance as of March 31, 2019	8,138,555	$27	$24,174	$1,025	$(14,568)	(30,690)	$(44)	$10,614

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019 AND 2018

(UNAUDITED)

	For the three months ended
	March 31, 2019	March 31, 2018
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(441)	$36
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	515	521
Share-based compensation expense	41	9
Gain from insurance proceeds	(38)	—
Amortization of loan fees included in interest expense	27	32
Change in assets and liabilities
Receivables	(1,975)	(1,123)
Receivables from related parties	(24)	47
Inventories	723	(398)
Income tax receivable/payable	2	(6)
Other assets	(160)	(150)
Accounts payable	(152)	886
Payables and accrued expenses to related parties	—	(124)
Other current liabilities	(202)	(153)
Net cash used in operating activities	(1,684)	(423)
Cash flows from investing activities
Proceeds from insurance claim, net	38	—
Purchases of property and equipment	(179)	(104)
Net cash used in investing activities	(141)	(104)
Cash flows from financing activities
Loan fees capitalized	(22)	(94)
Change in checks in excess of bank	469	(108)
Payments on related party debt	(516)	(16)
Payments on finance lease obligations	(85)	(72)
Payments on long-term debt	(94)	—
Proceeds from revolving line of credit, net	1,498	856
Net cash from financing activities	1,250	566
Net change in cash and cash equivalents	(575)	39
Cash and cash equivalents at beginning of period	1,044	841
Cash and cash equivalents at end of period	$469	$880
Supplemental disclosure of cash flow information:
Cash paid for interest	$123	$199
Cash paid for taxes	—	14
Supplemental disclosure of noncash investing and financing activities:
Equipment additions financed by debt	88	—

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL

Industrial Services of America, Inc. (herein “ISA,” the “Company,” or other similar terms) is a Louisville, Kentucky-based company that buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and buys used autos in order to sell used auto parts. The Company processes and sells ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries, refineries and processors. The Company purchases ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, aluminum, copper, brass, stainless steel and other metals as well as from scrap dealers and retail customers who deliver these materials directly to ISA facilities. The Company processes scrap metal through sorting, cutting, baling, and shredding operations. The non-ferrous scrap recycling operations consist primarily of processing various grades of copper, aluminum, stainless steel and brass. The used automobile operation primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.

The Company's core business is focused on the metal recycling industry. The Company is focused on returning the core recycling business to profitability.  The Company intends to do this by increasing efficiencies and productivity.  ISA will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions. In September 2018, the Board formed a special committee to evaluate growth and strategic options.

On March 26, 2018, the Board appointed Todd L. Phillips as Chief Executive Officer. See Note 7 – Share-Based Compensation and Other Compensation Agreements.  Mr. Phillips has been the Company's Chief Financial Officer since December 31, 2014 and President since September 30, 2016 and will continue to serve in these roles.

Liquidity

On June 4, 2018, the Company entered into an amendment to further increase the borrowing availability of its working capital line of credit with MidCap Business Credit LLC ("MidCap"). On November 9, 2018, the Company entered into a Loan and Security Agreement ("BofA Loan Agreement") with Bank of America, N.A. ("BofA"). In connection with entry into the BofA Loan Agreement, the Company repaid in full the remaining balance of the Company's working capital line of credit with MidCap. On March 1, 2019, the Company amended the BofA Loan Agreement, which extended the commitment termination date to September 30, 2022 and released certain reserves previously required by BofA under the BofA Loan agreement, among other things. Also on March 1, 2019, the Company made a $500.0 thousand payment to a related party and extended the termination date to December 31, 2022 related to certain related party notes. See Note 3 – Long-Term Debt and Notes Payable to Bank for discussion of loan arrangements with BofA and MidCap. The Company expects operating cash flow and borrowings under its working capital line of credit to be sufficient to meet its ongoing obligations.

The borrowings under the working capital line of credit are classified as short-term obligations under generally accepted accounting principles in the United States of America ("GAAP") as the agreement with the lender contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.  However, the contractual maturity date of the revolver is September 30, 2022.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at March 31, 2019, and the results of operations and changes in cash flows for the quarters ended March 31, 2019 and 2018. Results of operations for the period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2018 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, on file with the Securities and Exchange Commission.

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

Revenue Recognition

The Company's revenue is primarily generated from contracts with customers. The Company notes there have been no credit losses recorded on any receivables or contract assets arising from contracts with customers for the three-month periods ended March 31, 2019 and 2018. The Company elects to use the practical expedient as it relates to significant financing components as the Company expects, at the contract inception, that the period between when the Company transfers a promised good and when the customer pays for that good will be one year or less.

Ferrous and nonferrous revenue

Ferrous and non-ferrous contracts contain one performance obligation which consists of the shipment of a stated quantity of a stated product to be delivered within a stated time frame. Ferrous and non-ferrous revenue contracts are primarily short term contracts, typically completed within 30 days. Ferrous and non-ferrous transaction prices are stated in the contract with no variable considerations present. As ferrous and non-ferrous contracts contain one performance obligation, the total transaction price is allocated to the shipment of materials.  When multiple loads are included in one contract, the stated price per gross ton is applied to the shipment weight in order to determine transaction price. Ferrous and non-ferrous revenue is recognized when the Company satisfies the shipment of materials per the contract. The shipment and delivery of material typically occurs on the same day. No contract assets or contract liabilities were recognized as of March 31, 2019 and 2018.

Revenue from auto parts operations and other revenue

Revenue from auto parts primarily consists of individual transactions by customers who enter the Company’s premises and purchase auto parts by cash or credit card. Related to these sales, a customer may be charged a core charge.  The customer has 30 days to return the core and receive a refund of the core charge. Additionally, customers have the option to separately purchase a warranty related to certain goods purchased.  Total core charges and warranty sales are immaterial, in aggregate accounting for less than 1% of revenue from auto parts operations and other revenue. Sale prices, core charges and warranties are tracked separately and recognized as revenue when the purchase is completed. No contract assets or contract liabilities were recognized as of March 31, 2019 and 2018.

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

In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at March 31, 2019 and December 31, 2018, in thousands:

	Fair Value at Reporting Date Using
March 31, 2019: unaudited	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$469	$—	$469
Liabilities:
Long-term debt	$—	$(7,672)	$(7,672)
Long-term debt, related parties	—	(957)	(957)

	Fair Value at Reporting Date Using
December 31, 2018:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$1,044	$—	$1,044
Liabilities:
Long-term debt	$—	$(6,197)	$(6,197)
Long-term debt, related parties	—	(1,430)	(1,430)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the three month periods ended March 31, 2019 or 2018.

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

Gain on Insurance Proceeds

The Company filed an insurance claim related to six roofs on certain of its buildings due to weather related damage.  The Company received insurance proceeds and recorded a gain, net of expenses and consulting fees related to the claim, during 2016 and 2018. The Company received an additional $38.0 thousand in insurance proceeds in the first quarter of 2019 and recorded a gain.

Subsequent Events

The Company has evaluated the period from March 31, 2019 through the date the financial statements herein were issued and noted no subsequent events requiring recognition or disclosure in the financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Recent Accounting Standards

Recently Issued Accounting Standards

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

Recently Adopted Accounting Standards

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

The amendments in ASU 2016-02 were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. As of January 1, 2019, the Company recorded a right-of-use asset and a lease liability of approximately $5.6 million on the Condensed Consolidated Balance Sheet. The Company noted no financial impact on the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows as a result of the adoption of this amended guidance. In addition, the adoption of this new accounting standard resulted in increased financial statement disclosures to present additional details of its leasing arrangements. The Company used the following practical expedients: (i) the Company has not reassessed whether any expired or existing contracts are, or contain, leases; (ii) the Company has not reassessed the lease classification for any expired or existing leases; and (iii) the Company has not reassessed initial direct costs for any expired or existing leases.  See Note 4 – Lease Commitments for additional information.

No other new accounting pronouncements issued or effective during the reporting period had, or are expected to have, a material impact on our Condensed Consolidated Financial Statements.

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

The Company did not have a lower of cost or NRV inventory write-down in the three month periods ended March 31, 2019 and 2018.

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

Inventories for ferrous and non-ferrous materials as of March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019
	(unaudited)	December 31, 2018
	(in thousands)
Raw materials	$4,017	$4,485
Finished goods	1,073	1,284
Processing costs	1,121	1,165
Total inventories for sale	$6,211	$6,934

NOTE 3 – LONG-TERM DEBT AND NOTES PAYABLE TO BANK

Summary:

On March 31, 2017, the Company entered into an amendment to increase its existing line of credit with MidCap, subject to the satisfaction of certain borrowing base restrictions, which were subsequently satisfied, and extend the maturity date more fully described below.

On June 23, 2017, in connection with the purchase of equipment to be used in the operation of the Company's business, the Company issued notes totaling $129.0 thousand principal amount due to a related party. See Note 6 – Related Party Transactions.

On November 9, 2018, the Company entered into the BofA Loan Agreement with BofA and paid off all remaining amounts due to the Company's previous lender MidCap. On March 1, 2019, the Company entered into an amendment, which amended certain terms of the BofA Loan Agreement between the Company and BofA. See Note 6 – Related Party Transactions. In addition, the amendment extended the BofA Loan Agreement’s commitment termination date to September 30, 2022 and released certain reserves previously required by BofA under the BofA Loan Agreement, among other things.

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

The Company was allowed to sell or refinance up to $3.0 million in fair market value of real property provided (i) the proceeds from such refinance or sale remained with the Company; and (ii) no event of default existed at the time of such refinance or sale.

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

NOTE 3 – LONG-TERM DEBT AND NOTES PAYABLE TO BANK, Continued

The First Amendment contained a minimum line availability covenant equal to $350.0 thousand, the same as the original 2016 Loan. This covenant was replaced by a FCCR covenant once the Company achieved an FCCR of 1.1x on an annualized basis beginning July 1, 2018 with a result of an increase in availability of $350.0 thousand. The Company paid underwriting fees of $20.0 thousand at closing.

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

On November 9, 2018, in connection with entry into the BofA Loan Agreement, the Company repaid in full the remaining balance of the Company's revolving line of credit with MidCap. The Company paid to MidCap $106.8 thousand in interest penalties as a result of such termination.

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

NOTE 3 – LONG-TERM DEBT AND NOTES PAYABLE TO BANK, Continued

On March 1, 2019, the Company entered into Amendment No. 1 (the "BofA First Amendment") to the Loan and Security Agreement and Consent with BofA, which amended certain terms of the BofA Loan Agreement between the Company and BofA. The BofA First Amendment memorialized BofA’s consent to (i) the Company making a one-time prepayment of principal in an aggregate amount not to exceed $500.0 thousand to K&R, LLC and (ii) the Company amending certain terms of related party notes to K&R, LLC and 7100 Grade Lane, LLC ("Kletter Notes").  See Note 6 – Related Party Transactions. In addition, the BofA First Amendment amended the BofA Loan Agreement’s commitment termination date to be September 30, 2022 and released certain reserves previously required by BofA under the BofA Loan Agreement, among other things.

The BofA Loan Agreement had availability of $3.6 million as of March 31, 2019.

Other Debt:

Amounts owed to K&R, LLC and 7100 Grade Lane LLC are more fully described in Note 6 – Related Party Transactions.

In June 2018, the Company executed a note for $68.9 thousand to purchase equipment to be used in the operation of the Company's business. The note is for a period of five years at an interest rate of 6.0% with a monthly payment of $1.3 thousand.

In March 2019, the Company executed a note for $88.0 thousand to purchase equipment to be used in the operation of the Company's business. The note is for a period of five years at an interest rate of 3.89% with a monthly payment of $1.6 thousand.

Debt as of March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
	(unaudited)
	(in thousands)
Revolving credit facility with Bank of America and MidCap, see above description for additional details	$5,144	$3,646
Bank of America term loan	2,411	2,500
K&R, LLC related party notes (See Note 6 - Related Party Transactions)	136	652
7100 Grade Lane LLC related party note (See Note 6 - Related Party Transactions)	884	884
Equipment notes, see above description for additional details	146	63
Total debt	8,721	7,745
Debt issuance costs	(170)	(175)
Total debt and debt issuance costs	8,551	7,570
Less current portion of long-term debt and debt issuance costs	5,498	3,941
Total long-term debt and debt issuance costs	$3,053	$3,629

The annual contractual maturities of long-term debt (in thousands) for the next five twelve-month periods and thereafter ending March 31 are as follows:

2020	$402
2021	388
2022	389
2023	7,521
2024	21
Total	$8,721

The Company paid and capitalized loan fees in the amount of $22.2 thousand during the three month period ended March 31, 2019.

NOTE 4 – LEASE COMMITMENTS

Operating Leases:

The Company determines if a contract contains a lease at inception. Material operating leases consist of real estate and operating equipment leases. Generally, the lease term is the minimum of the noncancelable period of the lease term inclusive of reasonably certain renewal periods.

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the Company's right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets, if any. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases.

Operating lease assets are reflected on the Company's balance sheet within Operating lease right-of-use assets and the related short-term and long-term liabilities are included within Current and Long-term operating lease liabilities, respectively. The Company's lease expense is recognized over the lease term. The Company records lease expense as lease payments are made. The Company considered the impact of straight-line treatment and noted no material difference in any given one year.

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

On April 30, 2015, the Company entered into a lease agreement with LK Property Investments LLC ("LK Property") (see Note 6 - Related Party Transactions), for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The lease terminated on April 14, 2019. The Company entered into a four month extension that terminates August 15, 2019. The monthly payment during the extension is $7.5 thousand per month. The Company paid $30.0 thousand at the time of extension for the aggregate rental due for the entire term of the extension. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

On March 3, 2018, the Company entered into a lease agreement to lease a piece of equipment for $0.6 thousand per month. The lease is for a period of five years.

Future minimum lease payments for operating leases for the next five twelve-month periods ending March 31 of each year and thereafter, in thousand, as of March 31, 2019, are as follows:

	Related Party	Other	Total
2020	$450	$103	$553
2021	450	103	553
2022	450	103	553
2023	455	102	557
2024	464	96	560
Thereafter	5,463	256	5,719
Total future operating lease payments	7,732	763	8,495
Less: imputed interest	2,811	151	2,962
Present value of lease liabilities	4,921	612	5,533
Less: current portion of operating lease liabilities	159	68	227
Long-term operating lease liabilities	$4,762	$544	$5,306

NOTE 4 – LEASE COMMITMENTS, Continued

Other information related to operating leases is as follows:

March 31,
2019
Weighted average remaining lease term (years)	14.5
Weighted average discount rate	6.0%

Total lease expense for the three months ended March 31, 2019 was $173.7 thousand.

Finance Leases:

The Company's finance leases are included within Net property and equipment with the related liabilities included within Current and Long-term liabilities.

On May 1, 2016, the Company entered into an amended agreement to lease three cranes (the "Crane Lease"). The Crane Lease expires April 30, 2021. Payments are $14.5 thousand per month for the first twelve months following the amendment date, followed by monthly payments of $31.3 thousand thereafter for the remainder of the lease term. There is no bargain purchase option associated with the Crane Lease. Based on the new lease terms, the Company classified the Crane Lease as a finance lease. At inception, the Company recorded a finance lease obligation of $1.3 million. The Company used a weighted average cost of capital of 9.3% to calculate the finance lease obligation.

The Company entered into a finance lease, effective June 2017, to lease two pieces of equipment for use in the Company's operations. The lease is for a period of six years and the payments are $1.4 thousand per month. The Company has the option to purchase the equipment for a purchase price of $1.00 per item of equipment upon the expiration of the lease. At inception, the Company recorded a finance lease obligation of $75.2 thousand. The Company used a weighted average cost of capital of 10.0% to calculate the finance lease obligation.

The Company entered into a finance lease, effective May 2018, to lease a piece of equipment for use in the Company's operations. The lease is for a period of four years and the payments are $0.6 thousand per month with an interest rate of 5.8% per year. At inception, the Company recorded a finance lease obligation of $24.7 thousand.

The Company entered into a finance lease, effective June 2018, to lease a piece of equipment for use in the Company's operations. The lease is for a period of four years and the payments are $0.7 thousand per month with an interest rate of 5.8% per year. At inception, the Company recorded a finance lease obligation of $29.0 thousand.

The Company entered into a finance lease, effective July 2018, to lease two pieces of equipment for use in the Company's operations. The lease is for a period of 6 years and 4 months and the payments are $1.4 thousand per month. The Company has the option to purchase the equipment for a purchase price of $1.00 per item of equipment upon the expiration of the lease. At inception, the Company recorded a finance lease obligation of $79.9 thousand. The Company used a weighted average cost of capital of 10.0% to calculate the finance lease obligation.

Depreciation and interest expense for finance leases, in thousands, are as follows:

	For the three months ended March 31,
	2019	2018
Depreciation expense	$74	$67
Interest expense	21	26

Accumulated depreciation and net book value for finance leases, in thousands, are as follows:

	March 31,
	2019	2018
Accumulated depreciation	$793	$503
Net book value	700	857

NOTE 4 – LEASE COMMITMENTS, Continued

Future minimum lease payments for finance leases for the next five twelve-months periods ending March 31 of each year, in thousands, as of March 31, 2019 are as follows:

	Total	Principal	Interest
2020	$424	$360	$64
2021	424	395	29
2022	49	41	8
2023	36	32	4
2024	20	18	2
2025	10	10	—
	$963	$856	$107

NOTE 5 – PER SHARE DATA

The computation for basic and diluted income (loss) per share is as follows:

Three months ended March 31, 2019 compared to three months ended March 31, 2018:

	2019	2018
	(in thousands, except per share information)
Basic income (loss) per share
Net income (loss)	$(441)	$36
Weighted average shares outstanding	8,108	8,090
Basic income (loss) per share	$(0.05)	$0.00
Diluted income (loss) per share
Net income (loss)	$(441)	$36
Weighted average shares outstanding	8,108	8,090
Add dilutive effect of assumed exercising of stock options, RSUs and warrants	—	24
Diluted weighted average shares outstanding	8,108	8,114
Diluted income (loss) per share	$(0.05)	$0.00

NOTE 6 – RELATED PARTY TRANSACTIONS

During the periods ended March 31, 2019 and 2018, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, Orson Oliver assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. Mr. Oliver was the Company's Chairman of the Board and interim Chief Executive Officer from 2014 until his resignation on March 26, 2018. Mr. Oliver continues to be a member of the Company's Board of Directors. As of March 31, 2019, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership, collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

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

Between 2013 and 2017, the Company borrowed, net of repayments, an amount totaling $1.5 million from K&R and 7100 LLC.

As of March 31, 2019 and 2018, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

On February 29, 2016, K&R assigned its interest in the 7100 Lease to another entity, 7100 LLC, also controlled by Mr. Kletter’s estate. At that time, the total amount due to the estate’s various entities, which amounted to approximately $1.5 million and is inclusive of the $500.0 thousand noted above, became a subordinated, unsecured debt (the "Kletter Notes") owed by the Company. A portion of the amount, approximately $620.3 thousand, was owed to K&R, with the remaining amount, approximating $883.8 thousand, owed to 7100 LLC. This amount of $1.5 million represents all net amounts due to Kletter estate entities as of February 29, 2016 with the exception of a $32.0 thousand deposit owed by K&R to the Company. If the Company sells property it owns at 7110 Grade Lane in Louisville, Kentucky, the Company shall make a principal payment to K&R of $500.0 thousand. Otherwise, all remaining principal is due at maturity. The interest rate on the Kletter Notes was 5.0%. The maturity date was December 31, 2020. The Kletter Notes were subject to intercreditor agreements between the respective Note holder and MidCap until November 2018 when the MidCap loans were paid off.

On March 1, 2019, the Company entered into first amendments to the Kletter Notes. The Company made a prepayment in the amount of $500.0 thousand, increased the interest rate of the Kletter Notes from 5.0% to 7.0% and extended the maturity date of the Kletter Notes from December 31, 2020 to December 31, 2022, among other things. Until maturity on December 31, 2022, the Kletter Notes are subject to intercreditor agreements between the respective Note holder and BofA.

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

The Crane Note and the Handler Note are each secured by a security interest in the subject equipment and any sale proceeds the Company derives from the equipment.

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

MetalX:

During 2019, the Company held accounts receivables balances from MetalX related to scrap sales. For additional information regarding MetalX, see Note 9 – Financing and Related Matters.

Related party balances, as of the date set forth in the footnotes, are as follows, in thousands:

		2019	2018
K&R and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$42
Prepaid expenses to related parties	(1)	43	43
Operating lease right-of-use asset	(4)	4,921	—
Notes payable to related parties	(3)	1,020	1,536
Operating lease liability	(5)	4,921	—
Facility rent expense to related parties	(6)	113	113
Interest expense to related parties	(6)	19	19

LK Property:
Lease deposit to LK Property	(1)	$3	$3
Prepaid expenses to related parties	(1)	3	3
Accounts payable to LK Property	(2)	2	2
Rent expense to LK Property*	(6)	9	9

MetalX:
Accounts receivable from MetalX	(1)	$24	$—
Revenue from product sales to MetalX	(6)	24	—

*Excludes amounts reimbursed to LK Property for utilities and property tax.

(1) Included in receivable and other assets from related parties on the Condensed Consolidated Balance Sheets; balances are as of March 31, 2019 and December 31, 2018.

(2) Included in payable and accrued expenses to related parties on the Condensed Consolidated Balance Sheets; balances are as of March 31, 2019 and December 31, 2018.

(3) Included in current maturities of long-term debt, related parties and long-term debt, related parties on the Condensed Consolidated Balance Sheets; balance is as of March 31, 2019 and December 31, 2018.

(4) Included in operating lease right-of-use assets, related parties on the Condensed Consolidated Balance Sheets; balances are as of March 31, 2019 and December 31, 2018.

(5) Included in current maturities of operating lease liabilities and operating lease liabilities, related parties on the Condensed Consolidated Balance Sheets; balances are as of March 31, 2019 and December 31, 2018.

(6) Included in the Condensed Consolidated Statements of Operations; amounts are for the three months ended March 31, 2019 and March 31, 2018.

NOTE 7 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS

Following is a summary of stock option activity and number of shares reserved for outstanding options:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	382	$4.70	1.41 years	$2.57
Issued	31	2.46	4.24 years	1.61
Outstanding at December 31, 2018	413	$4.53	0.70 years	$2.49
Issued	62	1.27	4.96 years	0.80
Expired	(30)	3.47	— years	1.98
Outstanding at March 31, 2019	445	$4.15	1.12 years	$2.29
Exercisable at March 31, 2019	362	$4.74	0.30 years	$2.59
Securities available for grant at March 31, 2019*	1,474

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

On March 15, 2019, the Company awarded options to purchase 62.1 thousand shares of the Company's common stock to its Chief Executive Officer. These options are scheduled to vest over a three year period, with 1/3 vesting on the first anniversary of the grant date and 1/3 every twelve months thereafter until the three year anniversary of the grant date. The exercise price per share of the options is $1.27, the fair value of the underlying common stock as of the grant date. The options expire March 15, 2024.

The weighted average assumptions relating to the valuation of the Company's stock options awarded in 2019 and 2018 are shown below.

	2019	2018
Weighted average grant-date fair value per option	$0.80	$1.61
Volatility	77.00%	80.40%
Risk-free interest rate	2.40%	2.59%
Expected life (in years)	5.00	5.00
Expected dividend yield	—%	—%

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

NOTE 7 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

On March 28, 2018, the Company granted an aggregate of 18.0 thousand RSUs to six employees under the LTIP pursuant to RSU agreements. The grant date fair value is based on the Company's closing common stock price on the date one day prior to grant. The grant date fair value was $44.3 thousand and was recognized as expense beginning in the second quarter of 2018. Each RSU vests on March 26, 2021 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreements and the LTIP.

On March 28, 2018, the Company granted 40.6 thousand RSUs to the CEO under the LTIP pursuant to an RSU agreement. The grant date fair value is based on the Company's closing common stock price on the date one day prior to grant. The grant date fair value was $100.0 thousand and was recognized as expense beginning in the second quarter of 2018. Each RSU vests on March 26, 2021 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP.

On July 9, 2018, the Compensation Committee of the Board of Directors of the Company granted each of the four non-employee directors 13.2 thousand RSUs in accordance with a RSU Grant Agreement pursuant to the Company's 2009 LTIP, as amended. The grants followed the election of the non-employee directors at the annual meeting of shareholders of the Company on July 9, 2018. The grant date fair value is based on the Company's closing common stock price on the date one day prior to grant. The grant date fair value was $100.0 thousand and was recognized as expense beginning in the first quarter of 2018. Each RSU vests on July 9, 2019 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP.

On March 15, 2019, the Company granted an aggregate of 30.0 thousand RSUs to six employees under the LTIP pursuant to RSU agreements. The grant date fair value is based on the Company's closing common stock price on the date one day prior to grant. The grant date fair value was $38.1 thousand and will be recognized as expense beginning in the second quarter of 2019. Each RSU vests on March 15, 2022 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreements and the LTIP.

On March 15, 2019, the Company granted 78.7 thousand RSUs to the CEO under the LTIP pursuant to an RSU agreement. The grant date fair value is based on the Company's closing common stock price on the date one day prior to grant. The grant date fair value was $100.0 thousand and will be recognized as expense beginning in the second quarter of 2019. Each RSU vests on March 15, 2022 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP.

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	23	0.35 years	$2.37
Granted	112	1.43 years	2.19
Vested	(23)	— years	2.37
Outstanding at December 31, 2018	112	1.43 years	$2.19
Granted	109	2.96 years	1.27
Outstanding at March 31, 2019	220	2.06 years	$1.74

Non-Equity Transactions:

Under a retention agreement with the Company's CFO dated March 25, 2016, the Company agreed to pay the CFO a bonus of $125.0 thousand on December 31, 2017 as long as he remained employed with the Company on that date. The December 31, 2017 bonus of $125.0 thousand was paid during the three month period ended March 31, 2018.

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

NOTE 7 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

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

Other:

As of March 31, 2019 and December 31, 2018, the Company had unrecognized share-based compensation cost related to non-vested stock options in the amount of $83.0 thousand and $37.5 thousand, respectively. As of March 31, 2019 and December 31, 2018, the Company had unrecognized share-based compensation cost related to non-vested RSU awards in the amount of $259.3 thousand and $158.2 thousand, respectively.

Share-based compensation charged to operations relating to stock options and RSU awards was $41.0 thousand and $9.0 thousand for the three months ended March 31, 2019 and March 31, 2018, respectively.

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

On June 13, 2014, in connection with the Securities Purchase Agreement, the Company and RCP entered into a Registration Rights Agreement (the "Registration Rights Agreement"), under which the Company (a) prepared and filed a registration statement no later than December 12, 2014 and (b) caused the registration statement to be declared effective by the Securities and Exchange Commission no later than February 1, 2015 for (i) agreed to resales of the common stock issued to the Investor under the Securities Purchase Agreement, and (ii) agreed to resales of any shares of common stock issuable upon exercise of the warrant.

The Registration Rights Agreement requires the Company to pay RCP a loss of liquidity fee for certain periods after February 1, 2015 when the registration statement is not effective or its use is suspended. The Registration Rights Agreement contains customary representations, warranties and covenants, and customary provisions regarding rights of indemnification between the parties with respect to certain applicable securities law liabilities.

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

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include availability of liquidity, fluctuations in commodity prices and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission.

General

Industrial Services of America, Inc. (herein “ISA,” the “Company,” “we,” “us,” “our,” or other similar terms) is a Louisville, Kentucky-based company that buys, processes and markets ferrous and non-ferrous metals and other recyclable commodities and buys used autos in order to sell used auto parts. We process and sell ferrous and non-ferrous scrap metal to steel mini-mills, integrated steel makers, foundries, refineries and processors. We purchase ferrous and non-ferrous scrap metal primarily from industrial and commercial generators of steel, aluminum, copper, brass, stainless steel and other metals, as well as from scrap dealers and retail customers who deliver these materials directly to our facilities. We process scrap metal through our sorting, cutting, baling, and shredding operations. Our ferrous scrap recycling operations consist primarily of processing various grades of steel. Our non-ferrous scrap recycling operations consist primarily of processing various grades of copper, aluminum, stainless steel and brass. Our used automobile operation primarily purchases automobiles so that retail customers can locate and remove used parts for purchase.

Our core business is focused on the metal recycling industry. We are focused on returning the core business to profitability. The Company intends to do this by increasing efficiencies and productivity. We will also evaluate other various options and remain alert for possible strategic partnerships, joint ventures and mergers/acquisitions. In September 2018, the Company's Board of Directors formed a special committee to evaluate growth and strategic options.

On March 26, 2018, the Board appointed Todd L. Phillips as Chief Executive Officer. See Note 7 – Share-Based Compensation and Other Compensation Agreements in the accompanying Notes to Consolidated Financial Statements for additional information. Mr. Phillips has been the Company's Chief Financial Officer since December 31, 2014 and President since September 30, 2016 and will continue to serve in these roles.

Liquidity and Capital Resources

Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of March 31, 2019, we held cash and cash equivalents of $0.5 million. We drew a net $1.5 million on our revolving credit facility during the three month period ended March 31, 2019. We expect operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing obligations.

Credit facilities and notes payable

See Note 1 – Summary of Significant Accounting Policies and General, Note 3 – Long-Term Debt and Notes Payable to Bank and Note 4 – Lease Commitments in the accompanying Notes to Condensed Consolidated Financial Statements for further details on debt and notes payable, finance and operating leases and related party obligations.

The borrowings under the line of credit are classified as short-term obligations under GAAP as the agreement with the lender contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.  However, the contractual maturity date of the line of credit is September 30, 2022. For discussion of the extension of the maturity date and other recent amendments to the Company's credit arrangements, see also Note 3 – Long-Term Debt and Notes Payable to Bank in the accompanying Notes to Consolidated Financial Statements.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Three months ended
	March 31,
	2019	2018
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	95.7%	91.7%
Selling, general and administrative expenses	6.5%	6.3%
(Loss) income before other expenses	(2.2)%	2.0%

Total revenue decreased $0.3 million or 2.1% to $14.3 million in the first quarter of 2019 compared to $14.7 million in the same period in 2018.

Ferrous revenue decreased $85.0 thousand or 1.2% to $7.0 million in the first quarter of 2019 compared to $7.0 million in the same period in 2018.  For the three months ended March 31, 2019 compared to three months ended March 31, 2018, the average selling price ("ASP") of ferrous material decreased $11 per gross ton, or 3.0% primarily due to prevailing market prices for the underlying commodities sold. For the three months ended March 31, 2019 compared to three months ended March 31, 2018, ferrous material shipments increased 0.5 thousand tons, or 2.6%. Ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Non-ferrous revenue decreased $0.1 million or 1.5% to $7.2 million in the first quarter of 2019 compared to $7.3 million in the same period in 2018.  For the three months ended March 31, 2019 compared to three months ended March 31, 2018, the ASP of non-ferrous material decreased $0.20 per pound, or 16.9% due to prevailing market prices for the underlying commodities sold. Non-ferrous material shipments increased by 1.2 million pounds, or 19.2%. Non-ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Total cost of sales increased $0.3 million or 2.1% to $13.7 million in the three month period ended March 31, 2019 compared to $13.4 million for the same period in 2018. The increase was a primarily a result of increases in labor costs of $113.8 thousand, inventory processing costs of $78.7 thousand and repairs and maintenance of $79.4 thousand, all of which resulted from increased ferrous and non-ferrous volumes.

Total cost of sales as a percent of revenue increased during the three month period ended March 31, 2019 as compared to the same period in 2018. This increase was also a result of increased ferrous and non-ferrous volumes.

SG&A expenses remained consistent at $0.9 million in the three month period ended March 31, 2019 compared to $0.9 million in the same period in 2018.

Other income (expense) was expense of $122.0 thousand for the three month period ended March 31, 2019 compared to expense of $242.0 thousand for the three month period ended March 31, 2018. This $120.0 thousand change is a result of (i) an $82.0 thousand decrease in interest expense, which is a result of a decrease in the interest rate on the line of credit and a decrease in loan fees amortization expense offset by an increased outstanding debt balance,  and (ii) a $38.0 thousand increase in insurance gain.

The income tax provision decreased $6.0 thousand in the three month period ended March 31, 2018 to a provision of $2.0 thousand in the three month period ended March 31, 2019 compared to a provision of $8.0 thousand in the same period in 2018. The effective tax rates in 2019 and 2018 were 0.5% and 18.2%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through March 31, 2019. We also have several state and franchise taxes payable based on gross receipts.

Net loss for the first quarter of 2019 was $441.0 thousand compared to a net income of $36.0 thousand for the same period of 2018.  Although we incurred lower interest costs, these savings were more than offset by lower margins resulting from market conditions that were less favorable during the first quarter of 2019 compared to the same period of 2018 as evidenced by the lower ASP for both ferrous and non-ferrous. These unfavorable market conditions caused by, among other items, mill outages, weaker mill order books and softer export activity, are ongoing to date in the second quarter of 2019, which will likely adversely affect second quarter 2019 financial results. For example, ferrous market prices have decreased approximately $55 per ton since the end of the first quarter 2019 to the date of this filing.

Financial condition at March 31, 2019 compared to December 31, 2018

Cash and cash equivalents decreased $575.0 thousand to $469.0 thousand as of March 31, 2019 from $1.0 million as of December 31, 2018.

Net cash used in operating activities was $1.7 million for the three month period ended March 31, 2019. The net cash used in operating activities is primarily due to net loss of $441.0 thousand, an increase in receivables of $2.0 million, an increase in other assets of $160.0 thousand, a decrease in accounts payable of $152.0 thousand, and a decrease in other current liabilities of $202.0 thousand. These cash uses in operating activities were partially offset by a decrease in inventories of $0.7 million and depreciation of $0.5 million, amortization of loan fees of $27.0 thousand, and share based compensation expense of $41.0 thousand.

Net cash from investing activities was $141.0 thousand for the three month period ended March 31, 2019. In the three month period ended March 31, 2019, we recorded a gain from insurance proceeds of $38.0 thousand. The Company had $179.0 thousand of unfinanced capital expenditures in 2019.

Net cash from financing activities was $1.3 million for the three month period ended March 31, 2019. In the three month period ended March 31, 2019, we received net proceeds from debt of $1.5 million less capitalized loan fees in the amount of $22.0 thousand, made principal payments on debt of $94.0 thousand, made principal payments to a related party of $516.0 thousand, and made payments on capital lease obligations of $85.0 thousand.  Additionally, we had checks outstanding in excess of our bank balances of $469.0 thousand at March 31, 2019.

Accounts receivable trade after allowances for doubtful accounts increased $2.0 million or 45.2% to $6.3 million as of March 31, 2019 compared to $4.4 million as of December 31, 2018. In general, the accounts receivable balance fluctuates due to the quantity and timing of shipments, commodity prices and receipt of customer payments.

Inventories consist principally of ferrous and non-ferrous scrap materials. We value inventory at the lower of cost or net realizable value. Inventory decreased $0.7 million, or 10.4%, to $6.2 million as of March 31, 2019 compared to $6.9 million as of December 31, 2018. This decrease is primarily driven by decreased volumes during the first quarter of 2019 compared to the fourth quarter of 2018.

Inventory aging for the period ended March 31, 2019 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials and auto parts	$4,815	$777	$317	$302	$6,211

Inventory aging for the period ended December 31, 2018 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials and auto parts	$4,471	$810	$890	$763	$6,934

Inventory in the 60 days or less categories compared to total inventory increased to 90.0% as of March 31, 2019 compared to 76.2% as of December 31, 2018. Inventory greater than 60 days compared to total inventory decreased to 10.0% as of March 31, 2019 compared to 23.8% as of December 31, 2018. The changes in inventory aging is primarily related to (i) a decrease in inventory as of March 31, 2019 compared to December 31, 2018 and (ii) maintenance activity on our shredder and primary shear during the last quarter of 2018.

Accounts payable trade decreased $0.2 million or 6.4% to $2.2 million as of March 31, 2019 compared to $2.4 million as of December 31, 2018. The accounts payable balance fluctuates due to timing of purchases from and payments made to our vendors.

Working capital decreased $1.1 million to $4.3 million as of March 31, 2019 compared to $5.4 million as of December 31, 2018 as a result of the above noted items. Working capital was negatively impacted by ongoing unfavorable market conditions.  Working capital during the second quarter of 2019 will likely also be negatively impacted by these ongoing unfavorable market conditions.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended March 31, 2019.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 4 years	More than 4 years
Obligation Description:
Long-term debt obligations	$8,721	$402	$777	$7,542	$—
Operating lease obligations (1)	8,495	553	1,106	1,117	5,719
Finance lease obligations (1)	963	424	473	56	10
Total	$18,179	$1,379	$2,356	$8,715	$5,729

(1)	See Note 4 – Lease Commitments and Note 6 – Related Party Transactions for detailed information related to the Company's operating and capital lease obligations.

Recent Accounting Standards

Recently Issued Accounting Standards

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

Recently Adopted Accounting Standards

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments were effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. On January 1, 2018, the Company adopted ASU 2014-09 using the retrospective approach. The Company noted no financial impact on the Condensed Consolidated Financial Statements as a result of the adoption of this amended guidance. In addition, the adoption of this new accounting standard resulted in increased disclosure, including qualitative and quantitative disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. See the Revenue Recognition section of Note 1 – Summary of Significant Accounting Policies and General in the accompanying Notes to Consolidated Financial Statements for additional information.

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

The amendments in ASU 2016-02 were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. On January 1, 2019, the Company adopted ASU 2016-02 using the modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. As of January 1, 2019, the Company recorded a right-of-use asset and a lease liability of approximately $5.6 million on the Condensed Consolidated Balance Sheet. The Company noted no financial impact on the Condensed Consolidated Statement of Operations and the Condensed Consolidated Statement of Cash Flows as a result of the adoption of this amended guidance. In addition, the adoption of this new accounting standard resulted in increased financial statement disclosures to present additional details of its leasing arrangements. The Company used the following practical expedients: (i) the Company has not reassessed whether any expired or existing contracts are, or contain, leases; (ii) the Company has not reassessed the lease classification for any expired or existing leases; and (iii) the Company has not reassessed initial direct costs for any expired or existing leases.  See Note 4 – Lease Commitments in the accompanying Notes to Consolidated Financial Statements for additional information.

No other new accounting pronouncements issued or effective during the reporting period had, or are expected to have, a material impact on our Condensed Consolidated Financial Statements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

N/A - Not required for smaller reporting companies.

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of March 31, 2019, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018. You should carefully consider the risk factors in our 2018 Form 10-K, which could materially affect our business, financial condition or future results.

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

On March 15, 2019, as compensation for services to be provided, the Company granted an aggregate of 30.0 thousand RSUs to six employees under the LTIP pursuant to RSU agreements. Each RSU vests on March 15, 2022 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreements and the LTIP.

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

On March 15, 2019, as compensation for services, the Company granted 78.7 thousand RSUs to the CEO under the LTIP pursuant to an RSU agreement. Each RSU vests on March 15, 2022 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP. The CEO is an accredited investor; moreover, the Company provided the CEO with the same information described in Rule 502(b) of Regulation D that it provided to the six employees.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	May 14, 2019	By /s/ Todd L. Phillips
Todd L. Phillips
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Lease Extension Agreement dated as of April 5, 2019 by and between the Company and LK Property Investments, LLC.
31.1	Rule 13a-14(a) Certification of Todd L. Phillips for the Form 10-Q for the quarter ended March 31, 2019.
32.1	Section 1350 Certification of Todd L. Phillips for the Form 10-Q for the quarter ended March 31, 2019.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Document
101.DEF	XBRL Taxonomy Extension Definitions Document
101.LAB	XBRL Taxonomy Extension Labels Document
101.PRE	XBRL Taxonomy Extension Presentation Document

*Previously filed.

