Form 10-Q
period 2019-06-30
INDUSTRIAL SERVICES OF AMERICA INC
filed 2019-08-19
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of August 16, 2019: 8,160,777.

1

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2019	December 31, 2018
	(Unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$844	$1,044
Income tax receivable	19	16
Accounts receivable – trade after allowance for doubtful accounts of $60.0 thousand in 2019 and 2018	5,386	4,369
Receivables and other assets from related parties (Note 6)	94	91
Inventories (Note 2)	5,258	6,934
Prepaid expenses and other current assets	274	159
Total current assets	11,875	12,613
Net property and equipment	9,441	9,786
Operating lease right-of-use assets (Note 4)	4,881	—
Operating lease right-of-use assets, related parties (Notes 4 and 6)	596	—
Other assets
Deferred income taxes	27	27
Other non-current assets	73	54
Total other assets	100	81
Total assets	$26,893	$22,480

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2019	December 31, 2018
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt (Note 3)	$5,574	$3,909
Current maturities of long-term debt, related parties (Notes 3 and 6)	—	32
Current maturities of finance lease liabilities (Note 4)	413	352
Current maturities of operating lease liabilities (Note 4)	69	—
Current maturities of operating lease liabilities, related parties (Notes 4 and 6)	161	—
Checks in excess of bank	155	—
Accounts payable	1,711	2,387
Payables and accrued expenses to related parties (Note 6)	2	2
Other current liabilities	695	566
Total current liabilities	8,780	7,248
Long-term liabilities
Long-term debt, net of current maturities	1,966	2,125
Long-term debt, net of current maturities, related parties (Notes 3 and 6)	1,004	1,504
Finance lease liabilities, net of current maturities (Note 4)	652	589
Operating lease liabilities, net of current maturities (Notes 4 and 6)	527	—
Operating lease liabilities, net of current maturities, related parties (Note 4)	4,720	—
Total long-term liabilities	8,869	4,218
Shareholders' equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2019 and 2018; 8,107,865 shares issued and outstanding in 2019 and 2018	27	27
Additional paid-in capital	25,256	24,133
Stock warrants outstanding	—	1,025
Retained losses	(15,995)	(14,127)
Treasury stock at cost, 30,690 shares in 2019 and 2018	(44)	(44)
Total shareholders' equity	9,244	11,014
Total liabilities and shareholders' equity	$26,893	$22,480

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue from product sales
Revenue from ferrous operations	$6,658	$8,003	$13,618	$15,048
Revenue from non-ferrous operations	7,407	8,292	14,609	15,607
Revenue from auto parts operations and other revenue	183	305	365	602
Total revenue from product sales	14,248	16,600	28,592	31,257
Inventory write-down	175	—	175	—
Cost of sales for product sales	14,269	15,103	27,991	28,548
Gross profit	(196)	1,497	426	2,709
Selling, general and administrative expenses	1,064	893	2,003	1,819
(Loss) income before other income (expense)	(1,260)	604	(1,577)	890
Other income (expense)
Interest expense, including loan fee amortization	(163)	(282)	(323)	(524)
Gain on insurance proceeds	—	487	38	487
Total other income (expense), net	(163)	205	(285)	(37)
(Loss) income before income taxes	(1,423)	809	(1,862)	853
Income tax provision	4	12	6	20
Net (loss) income	$(1,427)	$797	$(1,868)	$833

Basic (loss) earnings per share	$(0.18)	$0.10	$(0.23)	$0.10
Diluted (loss) earnings per share	$(0.18)	$0.10	$(0.23)	$0.10

Weighted average shares outstanding:
Basic	8,108	8,102	8,108	8,096
Diluted	8,108	8,170	8,108	8,142

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

THREE MONTHS ENDED JUNE 30, 2019 and 2018

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of April 1, 2019	8,138,555	$27	$24,174	$1,025	$(14,568)	(30,690)	$(44)	$10,614
Stock warrants expired	—	—	1,025	(1,025)	—	—	—	—
Share-based compensation	—	—	57	—	—	—	—	57
Net loss	—	—	—	—	(1,427)	—	—	(1,427)
Balance as of June 30, 2019	8,138,555	$27	$25,256	$—	$(15,995)	(30,690)	$(44)	$9,244

Balance as of April 1, 2018	8,131,219	$27	$24,037	$1,025	$(13,742)	(30,690)	$(44)	$11,303
Common stock	7,336	—	—	—	—	—	—	—
Share-based compensation	—	—	14	—	—	—	—	14
Net income	—	—	—	—	797	—	—	797
Balance as of June 30, 2018	8,138,555	$27	$24,051	$1,025	$(12,945)	(30,690)	$(44)	$12,114

SIX MONTHS ENDED JUNE 30, 2019 and 2018

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of December 31, 2018	8,138,555	$27	$24,133	$1,025	$(14,127)	(30,690)	$(44)	$11,014
Stock warrants expired	—	—	1,025	(1,025)	—	—	—	—
Share-based compensation	—	—	98	—	—	—	—	98
Net loss	—	—	—	—	(1,868)	—	—	(1,868)
Balance as of June 30, 2019	8,138,555	$27	$25,256	$—	$(15,995)	(30,690)	$(44)	$9,244

Balance as of December 31, 2017	8,119,819	$27	$24,028	$1,025	$(13,778)	(30,690)	$(44)	$11,258
Common stock	18,736	—	—	—	—	—	—	—
Share-based compensation	—	—	23	—	—	—	—	23
Net income	—	—	—	—	833	—	—	833
Balance as of June 30, 2018	8,138,555	$27	$24,051	$1,025	$(12,945)	(30,690)	$(44)	$12,114

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019 AND 2018

(UNAUDITED)

	For the six months ended
	June 30, 2019	June 30, 2018
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(1,868)	$833
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Inventory write-down	175	—
Depreciation and amortization	959	1,042
Share-based compensation expense	98	23
Gain from insurance proceeds	(38)	(487)
Amortization of loan fees included in interest expense	39	71
Change in assets and liabilities
Receivables	(1,017)	(2,042)
Receivables from related parties	(3)	44
Inventories	1,501	(2,883)
Income tax receivable/payable	(3)	8
Prepaid expenses and other assets	(134)	(188)
Accounts payable	(676)	1,638
Payables and accrued expenses to related parties	—	(167)
Other current liabilities	129	(224)
Net cash used in operating activities	(838)	(2,332)
Cash flows from investing activities
Proceeds from insurance claim, net	38	487
Purchases of property and equipment	(227)	(104)
Net cash (used in) from investing activities	(189)	383
Cash flows from financing activities
Loan fees capitalized	(22)	(109)
Change in checks in excess of bank	155	194
Payments on related party debt	(532)	(32)
Payments on finance lease obligations	(175)	(148)
Payments on long-term debt	(189)	—
Proceeds from revolving line of credit, net	1,590	1,894
Net cash from financing activities	827	1,799
Net change in cash and cash equivalents	(200)	(150)
Cash and cash equivalents at beginning of period	1,044	841
Cash and cash equivalents at end of period	$844	$691

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CONTINUED

Supplemental disclosure of cash flow information:
Cash paid for interest	$277	$435
Cash paid for taxes	9	14
Tax refunds received	—	1
Supplemental disclosure of noncash investing and financing activities:
Equipment additions financed by debt	88	69
Equipment additions financed by finance lease obligations	299	54

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

In September 2018, the Company’s Board of Directors formed a special committee to evaluate growth and strategic options. On August 16, 2019, the special committee recommended and the board unanimously approved the Company entering into a definitive agreement (the “Purchase Agreement”) to sell substantially all of its assets (the “Transaction”) to River Metals Recycling LLC (“River Metals”), a subsidiary of The David J. Joseph Company ("DJJ"), for a purchase price of $23,300,000, less certain payoff amounts relating to taxes, encumbrances, and assumed capital leases, subject to an adjustment up or down based on the net working capital estimated at closing and finally determined following closing. The amount of $600,000 of the purchase price would be held in escrow to satisfy the potential net working capital purchase price adjustment, and the amount of $100,000 of the purchase price would be held in escrow to satisfy any liabilities of the Company relating to the Chemetco Superfund site in Hartford, Illinois (see additional information below regarding the Chemetco Superfund in the Commitments and Contingencies section of this footnote). The Purchase Agreement contains negotiated representations, covenants and indemnification provisions by the parties, which are believed to be customary for transactions of this type and size. The indemnification obligations of the Company are subject to a specified deductible and indemnity cap. The Transaction is subject to satisfaction or waiver of closing conditions set forth in the Purchase Agreement, including approval by the Company’s shareholders. The closing of the Transaction is also conditioned on the issuance of a storm water permit and agreed order on terms not materially different from those currently being discussed with the state agency in connection with the Company’s efforts to ensure future compliance with the stormwater permit at one of its facilities. The Company expects the Transaction to close in late fourth quarter 2019 or early first quarter 2020. The Company’s board of directors also unanimously adopted a Plan of Dissolution (the “Plan of Dissolution”), which contemplates the eventual sale of any remaining assets and a wind down of the Company’s business affairs. Following closing of the Transaction and payment of outstanding liabilities, along with other actions specified in the Plan of Dissolution, including reserving for contingent liabilities, the Company intends to distribute net proceeds from the Transaction and Plan of Dissolution to its shareholders in one or more distribution installments. The Plan of Dissolution is subject to completion of the Transaction and shareholder approval.

On August 6, 2019, the Company received a written notification from The Nasdaq Stock Market LLC ("Nasdaq"), indicating that the Company was not in compliance with the minimum closing bid price requirement set forth in Nasdaq Rules for continued listing on the Nasdaq Capital Market. The Company has been granted a 180-calendar-day compliance period, or until February 3, 2020, to regain compliance with the minimum bid price requirement. During the compliance period, the Company's shares of common stock will continue to be listed and traded on the Nasdaq Capital Market. If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's shares of common stock will be subject to delisting. Under such circumstances, the Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Capital Market until the completion of the appeal process.

On March 26, 2018, the Board appointed Todd L. Phillips as Chief Executive Officer. See Note 7 – Share-Based Compensation and Other Compensation Agreements. Mr. Phillips has been the Company's Chief Financial Officer since December 31, 2014 and President since September 30, 2016 and will continue to serve in these roles.

Liquidity

On November 9, 2018, the Company entered into a Loan and Security Agreement ("BofA Loan Agreement") with Bank of America, N.A. ("BofA"). In connection with entry into the BofA Loan Agreement, the Company repaid in full the remaining balance of the Company's borrowing facility with MidCap Business Credit LLC (“MidCap”). On March 1, 2019, the Company amended the BofA Loan Agreement, which extended the commitment termination date to September 30, 2022 and released certain reserves previously required by BofA under the BofA Loan agreement, among other things. Also on March 1, 2019, the Company made a $500.0 thousand payment to a related party and extended the termination date of certain related party notes to December 31, 2022. See Note 3 – Long-Term Debt and Notes Payable to Bank for discussion of loan arrangements with BofA and MidCap. The Company expects operating cash flow and borrowings under its working capital line of credit to be sufficient to meet its ongoing obligations. See Note 6 – Related Party Transactions for discussion of loan arrangements with a related party.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

During the second quarter of 2019, the Company was out of compliance with its financial covenant related to the Fixed Charge Coverage Ratio (“FCCR”) set forth in the BofA Loan Agreement. On August 14, 2019, the Company entered into a second amendment to the BofA Loan Agreement, through which BofA waived the Company’s breach of the aforementioned covenant through July 31, 2019 and amended the financial covenants as more fully described in Note 3 – Long-Term Debt and Notes Payable to Bank for future periods beginning August 1, 2019. Although the Company expects operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing obligations, we cannot provide assurance that sufficient liquidity can be raised from one or both of these sources. Additionally, the Company must maintain compliance with its financial covenants in order to continue to borrow under the BofA revolving facility.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at June 30, 2019, and the results of operations and changes in cash flows for the quarters ended June 30, 2019 and 2018. Results of operations for the period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2018 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, on file with the Securities and Exchange Commission.

Estimates

In preparing the consolidated financial statements in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X, management must make estimates and assumptions. These estimates and assumptions affect the amounts reported for assets, liabilities, revenues and expenses, as well as affecting the disclosures provided. Examples of estimates include the allowance for doubtful accounts, estimates of property tax assessments, estimates of environmental liabilities including remediation costs, estimates of accrued payables, estimates of deferred income tax assets and liabilities, estimates of inventory balances, and estimates of stock option and warrant values. The Company also uses estimates when assessing fair values of assets and liabilities acquired in business acquisitions as well as any fair value and any related impairment charges related to the carrying value of inventory and machinery and equipment and other long-lived assets. Despite the Company’s intention to establish accurate estimates and use reasonable assumptions, actual results may differ from these estimates.

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. Upon consolidation, all inter-company accounts, transactions and profits have been eliminated.

Revenue Recognition

The Company's revenue is primarily generated from short-term contracts with customers. The Company notes there have been no credit losses recorded on any receivables or contract assets arising from contracts with customers for the three and six month periods ended June 30, 2019 and 2018. The Company elects to use the practical expedient as it relates to significant financing components as the Company expects, at the contract inception, that the period between when the Company transfers a promised good and when the customer pays for that good will be one year or less.

Ferrous and nonferrous revenue

Ferrous and non-ferrous contracts contain one performance obligation which consists of the shipment of a stated quantity of a stated product to be delivered within a stated time frame. Ferrous and non-ferrous revenue contracts are primarily short-term contracts, typically completed within 30 days. Ferrous and non-ferrous transaction prices are stated in the contract with no variable considerations present. As ferrous and non-ferrous contracts contain one performance obligation, the total transaction price is allocated to the shipment of materials. When multiple loads are included in one contract, the stated price per gross ton is applied to the shipment weight in order to determine transaction price. Ferrous and non-ferrous revenue is recognized when the Company satisfies the shipment of materials per the contract. The shipment and delivery of material typically occurs on the same day. No contract assets or contract liabilities were recognized as of June 30, 2019 and 2018.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Revenue from auto parts operations and other revenue

Revenue from auto parts primarily consists of individual transactions by customers who enter the Company’s premises and purchase auto parts by cash or credit card. Related to these sales, a customer may be charged a core charge. The customer has 30 days to return the core and receive a refund of the core charge. Additionally, customers have the option to separately purchase a warranty related to certain goods purchased. Total core charges and warranty sales are immaterial, in aggregate accounting for less than 1% of revenue from auto parts operations and other revenue. Sale prices, core charges and warranties are tracked separately and recognized as revenue when the purchase is completed. No contract assets or contract liabilities were recognized as of June 30, 2019 and 2018.

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

Level 2 – Financial assets and liabilities with values based on quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability. Examples of Level 2 financial instruments include various types of interest-rate and commodity-based derivative instruments, long-term debt and various types of fixed-income investment securities. Pricing models are utilized to estimate fair value for certain financial assets and liabilities categorized in Level 2.

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

The Company uses the fair value methodology outlined in the related accounting standards to value the assets and liabilities for cash and debt. All the Company's cash is defined as Level 1 and all our debt is defined as Level 2.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at June 30, 2019 and December 31, 2018, in thousands:

	Fair Value at Reporting Date Using
June 30, 2019: unaudited	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$844	$—	$844
Liabilities:
Long-term debt	$—	$(7,667)	$(7,667)
Long-term debt, related parties	—	(948)	(948)

	Fair Value at Reporting Date Using
December 31, 2018:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$1,044	$—	$1,044
Liabilities:
Long-term debt	$—	$(6,197)	$(6,197)
Long-term debt, related parties	—	(1,430)	(1,430)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the six month periods ended June 30, 2019 or 2018.

Common Stock and Share-based Compensation Arrangements

The Company has a Long Term Incentive Plan adopted in 2009 ("LTIP") under which it may grant equity awards for up to 2.4 million shares of common stock, which are reserved by the Board of Directors for issuance of equity awards. In accordance with the terms of the LTIP, the last date upon which the Committee could grant new awards was July 1, 2019, the ten-year anniversary of the effective date of the LTIP. The Company provides compensation benefits by granting stock options and other share-based awards to employees and directors. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term of the option is five years. The plan is accounted for based on FASB’s authoritative guidance titled "ASC 718 - Compensation - Stock Compensation."  The Company recognizes share-based compensation expense for the fair value of the awards, on the date granted, on a straight-line basis over their vesting term (service period). Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company's historical experience and future expectations.

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

Commitments and Contingencies

The Company is currently subject to a claim by the Environmental Protection Agency (EPA) that the Company has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) in the Chemetco superfund matter. Chemetco was a defunct reclamation services supplier that operated in Illinois at what now is a superfund site. The Company previously shipped recycled, non-hazardous metals to Chemetco. The EPA is pursuing Chemetco customers and suppliers for contribution to the site cleanup activities. After paying $10.0 thousand as its portion of preliminary investigation and remediation costs at the site, the Company accrued $50.0 thousand in the quarter ended June 30, 2019, as a reserve against potential environmental liabilities at the site. Due to the limited nature of the Company's involvement in these environmental proceedings and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Also, in the quarter ended June 30, 2019, the Company has accrued an additional $130.0 thousand with respect to expenditures and other remediation measures anticipated with respect to stormwater permit compliance with Kentucky state environmental regulations.

Subsequent Events

The Company has evaluated the period from June 30, 2019 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and identified the following:

As noted above, on August 6, 2019, the Company received a written notification from Nasdaq indicating that the Company was not in compliance with the minimum closing bid price requirement set forth in Nasdaq Rules for continued listing on the Nasdaq Capital Market.

As noted above, during the second quarter of 2019, the Company was out of compliance with its financial covenant related to the FCCR set forth in the BofA Loan Agreement. On August 14, 2019, the Company entered into a second amendment to the BofA Loan Agreement, through which BofA waived the Company’s breach of the aforementioned covenant through July 31, 2019 and amended the financial covenants for future periods beginning August 1, 2019.

As noted above, on August 16, 2019, the Company entered into the Purchase Agreement with River Metals, a subsidiary of DJJ. Pursuant to the Purchase Agreement, River Metals would acquire substantially all of the assets of the Company on the satisfaction or waiver of the closing conditions set forth in the Purchase Agreement, which include approval by the Company’s shareholders of the transactions contemplated by the Purchase Agreement. For additional information, please see the Company's Form 8-K filed August 19, 2019.

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

Due to decreases in ferrous market prices during the second quarter of 2019, the Company evaluated the NRV of the inventory and recorded an NRV inventory write-down of $175.0 thousand in the second quarter of 2019. The Company did not have an NRV write-down in the six month period ended 2018.

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

Inventories for ferrous and non-ferrous materials as of June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019
	(unaudited)	December 31, 2018
	(in thousands)
Raw materials	$2,913	$4,485
Finished goods	1,451	1,284
Processing costs	894	1,165
Total inventories for sale	$5,258	$6,934

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

On November 9, 2018, the Company entered into the BofA Loan Agreement with BofA and paid off all remaining amounts due to the Company's previous lender MidCap. On March 1, 2019, the Company amended the BofA Loan Agreement, which extended the commitment termination date to September 30, 2022 and released certain reserves previously required by BofA under the BofA Loan agreement, among other things. Also on March 1, 2019, the Company made a $500.0 thousand payment to a related party and extended the termination date of certain related party notes to December 31, 2022. See Note 6 – Related Party Transactions for discussion of loan arrangements with a related party.

During the second quarter of 2019, the Company was out of compliance with its financial covenant related to the FCCR set forth in the BofA Loan Agreement.  On August 14, 2019, the Company entered into a second amendment to the BofA Loan Agreement, through which BofA waived the Company’s breach of the aforementioned covenant through July 31, 2019 and amended the financial covenants as more fully described below for future periods beginning August 1, 2019.

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

The 2016 Loan Agreement contained a minimum line availability covenant equal to $350.0 thousand. This covenant may have been replaced by a FCCR covenant as set forth in the 2016 Loan Agreement once the Company achieved an FCCR of 1.0x on an annualized basis.

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

On June 4, 2018, the Company and each of its wholly-owned subsidiaries entered into an amendment to the 2016 Loan with MidCap (“Second Amendment”). The Second Amendment, among other things, increased the Company’s line of credit from $8.0 million to $10.0 million. The Company also entered into a Second Amended and Restated Revolving Note to evidence amounts borrowed from MidCap under the 2016 Loan.  The Company paid fees of $15.0 thousand at closing.

On November 9, 2018, in connection with entry into the BofA Loan Agreement, the Company repaid in full the remaining balance of the Company's revolving line of credit with MidCap. The Company paid to MidCap $106.8 thousand in interest penalties as a result of such termination.

Bank of America:

On November 9, 2018, the Company and certain of its wholly-owned subsidiaries (collectively, the "Borrowers") entered into the BofA Loan Agreement that provides for (i) a revolving line of credit in the aggregate principal amount of $10.0 million (subject to a borrowing base), which includes a $1.0 million letter of credit subline (the “Revolving Loan”), and (ii) a term loan in the amount of $2.5 million (the “Term Loan” and together with the Revolving Loan, the “Loans”).

The interest rate on the Revolving Loan is equal to LIBOR plus 2.25% to 2.75%. The interest rate on the Term Loan is equal to LIBOR plus 2.75% to 3.25%. During a continuance of an Event of Default, the interest rate will increase by 2.0%. There was no interest expense impact from the pending discontinuation of the LIBOR index that is utilized in our borrowing facility with BofA. Although we do not expect any future material impacts from the LIBOR discontinuation, there can be no assurances that there will not be a material impact to the Company

Proceeds from the BofA Loan Agreement were used to satisfy the Company’s existing credit facility with Midcap. In addition, proceeds from the Revolving Loan were used to pay fees and transaction expenses associated with the Loans, to pay the Borrowers’ obligations to BofA, and for other corporate purposes of the Borrowers, including working capital.

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

The Borrowers agreed to pay BofA certain fees in connection with the BofA Loan Agreement, including, without limitation: (i) unused credit line fees, due on the first day of each month and on the Commitment Termination Date, (ii) letter of credit facility fees, payable in monthly arrears on the first day of each month, (iii) a closing fee in the amount of $50,000, due on the Closing Date, and (iv) an administrative fee of $10,000 on the Closing Date and on each anniversary date thereof. In addition, the Borrowers agreed to pay all reasonable fees, costs, and expenses, incurred by BofA in the enforcement of the BofA Loan Agreement and related documents during the continuance of an Event of Default and all legal, accounting, appraisal, consulting, and other fees incurred by BofA in connection with the Loans.

Borrowings under the BofA Loan Agreement are secured by all property of each Borrower. The Company’s obligations are also secured by mortgages upon real estate owned by certain wholly-owned subsidiaries of the Company.

The BofA Loan Agreement requires the Borrowers to comply with certain customary affirmative and negative covenants that, among other things, will restrict, subject to certain exceptions, the ability of the Borrowers to incur indebtedness, grant liens, make investments, engage in acquisitions, mergers or consolidations, and pay dividends and other restricted payments. The BofA Loan Agreement also requires that the Borrowers maintain the FCCR set forth in the BofA Loan Agreement, calculated as of the last day of each month for the trailing twelve month period then ended.

NOTE 3 – LONG-TERM DEBT AND NOTES PAYABLE TO BANK, Continued

The BofA Loan Agreement stated that it will terminate on the earlier of: (i) September 30, 2020, with an option to extend such date to September 30, 2023 upon certain conditions, (ii) the date on which the Borrowers terminate the Revolving Loan pursuant to the BofA Loan Agreement, or (iii) the date on which BofA terminates the Revolving Loan as a result of an Event of Default (as amended, the “Commitment Termination Date”). The Company has the right to terminate the BofA Loan Agreement at any time with 30 days prior written notice. Any notice of termination by the Borrowers will be irrevocable and the Borrowers will make full payment of all obligations on the Commitment Termination Date. The borrowings under the revolving credit agreement are classified as short-term obligations under GAAP as the agreement with BofA contains a subjective acceleration clause and requires the Company to maintain a lockbox arrangement with the lender.

On March 1, 2019, the Company entered into Amendment No. 1 to the Loan and Security Agreement and Consent (the “BofA First Amendment”) with BofA, which amended certain terms of the BofA Loan Agreement between the Company and BofA. The BofA First Amendment memorialized BofA’s consent to (i) the Company making a one-time prepayment of principal in an aggregate amount not to exceed $500.0 thousand to K&R, LLC and (ii) the Company amending certain terms of related party notes to K&R, LLC and 7100 Grade Lane, LLC (“Kletter Notes”).  See Note 6 – Related Party Transactions. In addition, the BofA First Amendment amended the BofA Loan Agreement’s Commitment Termination Date to be September 30, 2022 and released certain reserves previously required by BofA under the BofA Loan Agreement, among other things.

The BofA Loan Agreement had availability of $2.3 million as of June 30, 2019.

During the second quarter of 2019, the Borrowers were out of compliance with their financial covenant related to the FCCR in the BofA Loan Agreement. On August 14, 2019 (the “Amendment No. 2 Effective Date”), the Borrowers, the Guarantors (as defined in the BofA Loan Agreement) signatory thereto and BofA entered into the Waiver and Amendment No. 2 to Loan and Security Agreement (the “BofA Second Amendment”) which waived the Borrower’s breach of the FCCR covenant through July 31, 2019 and amended certain provisions of the Loan Agreement.

The BofA Second Amendment added the following financial covenants of the Borrowers which apply during the period of time beginning on the Amendment No. 2 Effective Date and ending on the date that is the five months from the Amendment No. 2 Effective Date provided that no Event of Default, as defined in the BofA Loan Agreement, has occurred, and if an Event of Default has occurred, then ending on the date on which the Event of Default is waived by BofA (the "FCCR Conversion Date"):

Minimum EBITDA. The Borrowers shall maintain a consolidated EBITDA of not less than the following amounts opposite the respective periods set forth below:

Period	Minimum EBITDA
One month ending August 31, 2019	($100,000)
Two months ending September 30, 2019	$0
Three months ending October 31, 2019	$377,000
Four months ending November 30, 2019	$617,000
Five months ending December 31, 2019 and, if the FCCR Conversion Date has not occurred, the five months ending on the last day of each month thereafter	$782,000

Capital Expenditures.  At any time before the FCCR Conversion Date, the Borrowers shall not make Capital Expenditures (as defined in the BofA Loan Agreement) in excess of $200.0 thousand in the aggregate.

The BofA Second Amendment also amended the FCCR covenant of the Borrowers to apply only after the FCCR Conversion Date as follows:

Fixed Charge Coverage Ratio. At all times after the FCCR Conversion Date, the Borrowers must maintain a FCCR of at least 1.0:1.0, determined as of the last day of each month, commencing  on the last day of the first month after the FCCR Conversion Date, initially for the six month period then ending and thereafter building, by month, to a trailing twelve month basis.

NOTE 3 – LONG-TERM DEBT AND NOTES PAYABLE TO BANK, Continued

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

Debt as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
	(unaudited)
	(in thousands)
Revolving credit facility with Bank of America, see above description for additional details	$5,236	$3,646
Bank of America term loan	2,321	2,500
K&R, LLC related party notes (See Note 6 - Related Party Transactions)	120	652
7100 Grade Lane LLC related party note (See Note 6 - Related Party Transactions)	884	884
Equipment notes, see above description for additional details	141	63
Total debt	8,702	7,745
Debt issuance costs	(158)	(175)
Total debt and debt issuance costs	8,544	7,570
Less current portion of long-term debt and debt issuance costs	5,574	3,941
Total long-term debt and debt issuance costs	$2,970	$3,629

The annual contractual maturities of long-term debt for the next five twelve-month periods and thereafter ending June 30 are as follows:

(in thousands)
2020	$386
2021	388
2022	389
2023	7,524
2024	15
Total	$8,702

The Company paid and capitalized loan fees in the amount of $22.2 thousand during the six month period ended June 30, 2019.

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

On March 3, 2018, the Company entered into a lease agreement to lease a piece of equipment for $3.0 thousand per month. The lease is for a period of five years.

Future minimum lease payments for operating leases for the next five twelve-month periods ending June 30 of each year and thereafter, in thousands, as of June 30, 2019, are as follows:

	Related Party	Other	Total
2020	$450	$103	$553
2021	450	103	553
2022	450	103	553
2023	457	100	557
2024	466	96	562
Thereafter	5,345	232	5,577
Total future operating lease payments	7,618	737	8,355
Less: imputed interest	2,737	141	2,878
Present value of lease liabilities	4,881	596	5,477
Less: current portion of operating lease liabilities	161	69	230
Long-term operating lease liabilities	$4,720	$527	$5,247

NOTE 4 – LEASE COMMITMENTS, Continued

Other information related to operating leases is as follows:

June 30,
2019
Weighted average remaining lease term (years) *	14.3
Weighted average discount rate	6.0%

*The Company has included lease renewal options that are reasonably certain of exercise in the calculation of the weighted average remaining lease term.

Total lease expense for the three months ended June 30, 2019 and June 30, 2018 was $220.8 thousand and $157.4 thousand, respectively. Total lease expense for the six months ended June 30, 2019 and June 30, 2018 was $394.5 thousand and $311.0 thousand, respectively.

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

The Company entered into a finance lease, effective May 2019, to lease a piece of equipment for use in the Company's operations. The lease is for a period of six years and the payments are $4.8 thousand per month with an interest rate of 5.0% per year. The Company has the option to purchase the equipment for a purchase price of $1.00 per item of equipment upon the expiration of the lease. At inception, the Company recorded a finance lease obligation of $299.2 thousand.

Depreciation and interest expense for finance leases, in thousands, are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Depreciation expense	$75	$68	$146	$136
Interest expense	19	24	38	50

Accumulated depreciation and net book value for finance leases, in thousands, are as follows:

	June 30,
	2019	2018
Accumulated depreciation	$858	$571
Net book value	854	842

NOTE 4 – LEASE COMMITMENTS, Continued

Future minimum lease payments for finance leases for the next five twelve-month periods ending June 30 of each year, in thousands, as of June 30, 2019 are as follows:

	Total	Principal	Interest
2020	$482	$413	$69
2021	388	356	32
2022	105	89	16
2023	90	80	10
2024	74	69	5
2025	59	58	1
	$1,198	$1,065	$133

NOTE 5 – PER SHARE DATA

The computation for basic and diluted income (loss) per share is as follows:

Six months ended June 30, 2019 compared to six months ended June 30, 2018:

	2019	2018
	(in thousands, except per share information)
Basic income (loss) per share
Net income (loss)	$(1,868)	$833
Weighted average shares outstanding	8,108	8,096
Basic income (loss) per share	$(0.23)	$0.10
Diluted income (loss) per share
Net income (loss)	$(1,868)	$833
Weighted average shares outstanding	8,108	8,096
Add dilutive effect of assumed exercising of stock options, RSUs and warrants	—	46
Diluted weighted average shares outstanding	8,108	8,142
Diluted income (loss) per share	$(0.23)	$0.10

Three months ended June 30, 2019 compared to three months ended June 30, 2018:

	2019	2018
	(in thousands, except per share information)
Basic income (loss) per share
Net income (loss)	$(1,427)	$797
Weighted average shares outstanding	8,108	8,102
Basic income (loss) per share	$(0.18)	$0.10
Diluted income (loss) per share
Net income (loss)	$(1,427)	$797
Weighted average shares outstanding	8,108	8,102
Add dilutive effect of assumed exercising of stock options, RSUs and warrants	—	68
Diluted weighted average shares outstanding	8,108	8,170
Diluted income (loss) per share	$(0.18)	$0.10

NOTE 6 – RELATED PARTY TRANSACTIONS

During the periods ended June 30, 2019 and 2018, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, Orson Oliver assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. Mr. Oliver was the Company's Chairman of the Board and interim Chief Executive Officer from 2014 until his resignation on March 26, 2018. Mr. Oliver continues to be a member of the Company's Board of Directors. As of June 30, 2019, Mr. Kletter’s estate, K&R and the Harry Kletter Family Limited Partnership, collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

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

As of June 30, 2019 and 2018, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

On February 29, 2016, K&R assigned its interest in the 7100 Lease to another entity, 7100 LLC, also controlled by Mr. Kletter’s estate. At that time, the total amount due to the estate’s various entities, which amounted to approximately $1.5 million, became a subordinated, unsecured debt (the "Kletter Notes") owed by the Company. A portion of the amount, approximately $620.3 thousand, was owed to K&R, with the remaining amount, approximating $883.8 thousand, owed to 7100 LLC. This amount of $1.5 million represents all net amounts due to Kletter estate entities as of February 29, 2016 with the exception of a $32.0 thousand deposit owed by K&R to the Company. If the Company sells property it owns at 7110 Grade Lane in Louisville, Kentucky, the Company shall make a principal payment to K&R of $500.0 thousand. Otherwise, all remaining principal is due at maturity. The interest rate on the Kletter Notes was 5.0%. The maturity date was December 31, 2020. The Kletter Notes were subject to intercreditor agreements between the respective Note holder and MidCap until November 2018 when the MidCap loans were paid off.

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

Under the Handler Agreement, the Company purchased a hydraulic scrap handler from K&R for a purchase price of $90.0 thousand, with a $9.0 thousand down payment and a 24-month promissory note ("Handler Note") in the face principal amount of the remaining $81.0 thousand. The Handler Note was interest free and provided for payments in equal monthly installments of $3.4 thousand. Under the Handler Note, payments commenced on July 1, 2017. Upon a default, the Handler Note will bear interest at 1% per annum.

Under the Crane Agreement, the Company purchased a 2011 Komatsu crane from K&R for a purchase price of $60.0 thousand, with a $12.0 thousand down payment and a 24-month promissory note ("Crane Note") in the face principal amount of the remaining $48.0 thousand. The Crane Note was interest free and provided for payments in equal monthly installments of $2.0 thousand. Under the Crane Note, payments commenced on July 1, 2017. Upon a default, the Crane Note will bear interest at 1% per annum.

The Crane Note and the Handler Note were each secured by a security interest in the subject equipment and any sale proceeds the Company derives from the equipment.  As of June 30, 2019, all amounts related to the Crane Note and the Handler Note were paid.

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

NOTE 6 – RELATED PARTY TRANSACTIONS, Continued

LK Property Investments LLC ("LK Property"):

LK Property is an entity principally owned by Daniel M. Rifkin, CEO of MetalX LLC ("MetalX"), a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC ("RCP"). On April 30, 2015, the Company entered into a lease agreement with LK Property, for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The Company was required to reimburse the lessor for 40% of the property taxes on the parcel during the term. The lease terminated on April 14, 2019. The Company entered into a four month extension that terminates August 15, 2019. The monthly payment during the extension is $7.5 thousand per month. The Company paid $30.0 thousand at the time of extension for the aggregate rental due for the entire term of the extension. The Company is required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

MetalX:

During 2019, the Company received revenue from MetalX related to scrap sales. For additional information regarding MetalX, see Note 9 – Financing and Related Matters.

Related party balances, as of the date set forth in the footnotes, are as follows, in thousands:

		2019	2018
K&R and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$42
Prepaid expenses to related parties	(1)	38	43
Operating lease right-of-use asset	(4)	4,881	—
Notes payable to related parties	(3)	1,004	1,536
Operating lease liability	(5)	4,881	—
Facility rent expense to related parties	(6)	225	225
Interest expense to related parties	(6)	36	38

LK Property:
Lease deposit to LK Property	(1)	$3	$3
Prepaid expenses to related parties	(1)	11	3
Accounts payable to LK Property	(2)	2	2
Rent expense to LK Property*	(6)	22	18

MetalX:
Revenue from product sales to MetalX	(6)	49	—

*Excludes amounts reimbursed to LK Property for utilities and property tax.

(1) Included in receivable and other assets from related parties on the Condensed Consolidated Balance Sheets; balances are as of June 30, 2019 and December 31, 2018.

(2) Included in payable and accrued expenses to related parties on the Condensed Consolidated Balance Sheets; balances are as of June 30, 2019 and December 31, 2018.

(3) Included in current maturities of long-term debt, related parties and long-term debt, related parties on the Condensed Consolidated Balance Sheets; balance is as of June 30, 2019 and December 31, 2018.

(4) Included in operating lease right-of-use assets, related parties on the Condensed Consolidated Balance Sheets; balances are as of June 30, 2019 and December 31, 2018.

(5) Included in current maturities of operating lease liabilities and operating lease liabilities, related parties on the Condensed Consolidated Balance Sheets; balances are as of June 30, 2019 and December 31, 2018.

(6) Included in the Condensed Consolidated Statements of Operations; amounts are for the six months ended June 30, 2019 and June 30, 2018.

NOTE 7 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS

Following is a summary of stock option activity and number of shares reserved for outstanding options:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	382	$4.70	1.41 years	$2.57
Issued	31	2.46	4.24 years	1.61
Outstanding at December 31, 2018	413	$4.53	0.70 years	$2.49
Issued	62	1.27	4.71 years	0.80
Expired	(322)	4.57	— years	2.51
Outstanding at June 30, 2019	153	$3.13	2.78 years	$1.77
Exercisable at June 30, 2019	70	$4.97	0.80 years	$2.66
Securities available for grant at June 30, 2019*	1,796

*Securities available for grant include securities available for stock option grants and RSUs. In accordance with the terms of the LTIP, the last date upon which the Committee could grant new awards was July 1, 2019, the ten-year anniversary of the effective date of the LTIP.

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

On January 15, 2019, 30.0 thousand options awarded to a former Director with an exercise price of $3.47 and a grant date fair value of $1.98 expired. On May 15, 2019, 292.0 thousand options awarded to former and current Directors with an exercise price of $4.68 and a grant date fair value of $2.57 expired.

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

On July 9, 2018, the Compensation Committee of the Board of Directors of the Company granted each of the four non-employee directors 13.2 thousand RSUs in accordance with an RSU Grant Agreement pursuant to the Company's 2009 LTIP, as amended. The grants followed the election of the non-employee directors at the annual meeting of shareholders of the Company on July 9, 2018. The grant date fair value is based on the Company's closing common stock price on the date one day prior to grant. The grant date fair value was $100.0 thousand and was recognized as expense beginning in the first quarter of 2018. Each RSU vests on July 9, 2019 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP.

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

Following is a summary of RSU activity:

Restricted Stock Units	Number of shares (in thousands)	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	23	0.35 years	$2.37
Granted	112	1.43 years	2.19
Vested	(23)	— years	2.37
Outstanding at December 31, 2018	112	1.43 years	$2.19
Granted	109	2.71 years	1.27
Outstanding at June 30, 2019	221	1.81 years	$1.74

NOTE 7 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS, Continued

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

On March 26, 2018, the Board appointed Todd L. Phillips as CEO of the Company. In connection with Mr. Phillips’ appointment as CEO, the Company entered into an Amended and Restated Employment Agreement with Mr. Phillips on March 26, 2018 (the “Employment Agreement”). The Employment Agreement is effective as of January 1, 2018, with the one year initial term ending on December 31, 2018. After expiration of the initial term, the term will be automatically extended for additional 12-month periods thereafter if neither party gives written notice to the other within 30 days before expiration of the original 12-month period or any renewal period thereafter of that party’s desire to terminate the Employment Agreement. As of the date of this filing, neither party has provided written notice to terminate the Employment Agreement. Pursuant to the Employment Agreement, Mr. Phillips will earn an annual base salary of $300,000, subject to adjustment by the Board. Mr. Phillips will be eligible to receive an annual performance-based bonus that provides him an opportunity to earn a target bonus equal to 50% of his then-current base salary. Pursuant to the Employment Agreement, Mr. Phillips is also entitled to receive annual equity compensation awards, consisting of RSUs and Options. Each award will consist of (A) that number of RSUs equal in Value (as defined in the Employment Agreement) on the date of the grant to 33.33% of Mr. Phillips’ base salary, and (B) that number of Options equal in Value (as defined in the Employment Agreement) on the date of the grant to 16.67% of Mr. Phillips’ base salary. The RSUs will be subject to three year cliff vesting, with the entire award vesting 36 months from the grant date. The Options will vest over a three year period, with 1/3 vesting on each annual anniversary of the grant date. The exercise price per share of the Options will be equal to the fair market value of the Company’s common stock on the grant date.

Other:

As of June 30, 2019 and December 31, 2018, the Company had unrecognized share-based compensation cost related to non-vested stock options in the amount of $75.0 thousand and $37.5 thousand, respectively. As of June 30, 2019 and December 31, 2018, the Company had unrecognized share-based compensation cost related to non-vested RSU awards in the amount of $210.7 thousand and $158.2 thousand, respectively.

Share-based compensation charged to operations relating to stock options and RSU awards was $56.9 thousand and $14.0 thousand for the three months ended June 30, 2019 and June 30, 2018, respectively. Share-based compensation charged to operations relating to stock options and RSU awards was $98.1 thousand and $23.0 thousand for the six months ended June 30, 2019 and June 30, 2018, respectively.

NOTE 8 – LEGAL PROCEEDINGS

The Company has litigation from time to time, including employment-related claims, none of which the Company currently believes to be material.

Our operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the processing of our products. In addition, certain of our operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for our operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of the Company's facilities have been in operation for many years and, over time, the Company and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities in material amounts could exist, including cleanup obligations at these facilities or at off-site locations where the Company disposed of materials from its operations, which could result in future expenditures that the Company cannot currently estimate and which could reduce its profits. The Company records liabilities for remediation and restoration costs related to past activities when its obligation is probable and the costs can be reasonably estimated. See Note 1 – Summary of Significant Accounting Policies and General for additional discussion. Costs of future expenditures for environmental remediation are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred. Such compliance has not historically constituted a material expense to the Company.

NOTE 9 – FINANCING AND RELATED MATTERS

Securities Purchase Agreement

On June 13, 2014, the Company issued 857,143 shares of the Company's common stock pursuant to a Securities Purchase Agreement (the "Securities Purchase Agreement") to RCP, an investment entity principally owned by Daniel M. Rifkin, the founder and CEO of MetalX, for an aggregate purchase price of $3.0 million. Pursuant to the Securities Purchase Agreement, the Company also issued to RCP a five year warrant to purchase 857,143 additional shares of the Company's common stock, exercisable 6 months after the date of the Securities Purchase Agreement for an exercise price of $5.00 per share.  The net proceeds were allocated between common stock and warrants based on the relative fair value of the common stock and the warrants. The Securities Purchase Agreement provides RCP with preemptive rights and a right of first refusal with respect to future securities offerings by the Company. The Company used the proceeds from the Securities Purchase Agreement for general corporate purposes including debt reduction, growth initiatives, capital expenditures, and review of potential acquisitions. The five year warrant expired on June 13, 2019.

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

In September 2018, our Board of Directors formed a special committee to evaluate growth and strategic options. On August 16, 2019, the special committee recommended, and the board unanimously approved, the Company entering into a definitive agreement (the “Purchase Agreement”) to sell substantially all of its assets (the “Transaction”) to River Metals Recycling LLC (“River Metals”), a subsidiary of The David J. Joseph Company, for a purchase price of $23,300,000, less certain payoff amounts relating to taxes, encumbrances, and assumed capital leases, subject to an adjustment up or down based on the net working capital estimated at closing and finally determined following closing. The amount of $600,000 of the purchase price would be held in escrow to satisfy the potential net working capital purchase price adjustment, and the amount of $100,000 of the purchase price would be held in escrow to satisfy any liabilities of the Company relating to the Chemetco Superfund site in Hartford, Illinois. The Purchase Agreement contains negotiated representations, covenants and indemnification provisions by the parties, which are believed to be customary for transactions of this type and size. The indemnification obligations of the Company are subject to a specified deductible and indemnity cap. The Transaction is subject to satisfaction or waiver of closing conditions set forth in the Purchase Agreement, including approval by our shareholders. The closing of the Transaction is also conditioned on the issuance of a storm water permit and agreed order on terms not materially different from those currently being discussed with the state agency in connection with our efforts to ensure future compliance with the stormwater permit at one of its facilities. We expect the Transaction to close in late fourth quarter 2019 or early first quarter 2020. Our board of directors also unanimously adopted a Plan of Dissolution (the “Plan of Dissolution”), which contemplates the eventual sale of any remaining assets and a wind down of the Company’s business affairs. Following closing of the Transaction and payment of outstanding liabilities, along with other actions specified in the Plan of Dissolution, including reserving for contingent liabilities, we intend to distribute net proceeds from the Transaction and Plan of Dissolution to our shareholders in one or more distribution installments. The Plan of Dissolution is subject to completion of the Transaction and shareholder approval.

On August 6, 2019, the Company received a written notification from The Nasdaq Stock Market LLC ("Nasdaq"), indicating that the Company was not in compliance with the minimum closing bid price requirement set forth in Nasdaq Rules for continued listing on the Nasdaq Capital Market. The Company has been granted a 180-calendar-day compliance period, or until February 3, 2020, to regain compliance with the minimum bid price requirement. During the compliance period, the Company's shares of common stock will continue to be listed and traded on the Nasdaq Capital Market. If the Company does not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Company's shares of common stock will be subject to delisting. Under such circumstances, the Company would have the right to appeal a determination to delist its common stock, and the common stock would remain listed on the Nasdaq Capital Market until the completion of the appeal process.

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

Liquidity and Capital Resources

Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of June 30, 2019, we held cash and cash equivalents of $0.8 million. We drew a net $1.6 million on our revolving credit facility during the six month period ended June 30, 2019.

During the second quarter of 2019, the Company was out of compliance with its financial covenant related to the Fixed Charge Coverage Ratio (“FCCR”) set forth in the BofA Loan Agreement. On August 14, 2019, the Company entered into a second amendment to the BofA Loan Agreement, through which BofA waived the Company’s breach of the aforementioned covenant through July 31, 2019 and amended the financial covenants as more fully described in Note 3 – Long-Term Debt and Notes Payable to Bank in the accompanying Notes to Consolidated Financial Statements for future periods beginning August 1, 2019. Although we expect operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing obligations, we cannot provide assurance that sufficient liquidity can be raised from one or both of these sources. Additionally, we must maintain compliance with our financial covenants in order to continue to borrow under the BofA revolving facility.

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

Results of Operations

Six months ended June 30, 2019 compared to six months ended June 30, 2018

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Six months ended
	June 30
	2019	2018
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	98.5%	91.3%
Selling, general and administrative expenses	7.0%	5.8%
(Loss) income before other expenses	(5.5)%	2.8%

Total revenue decreased $2.7 million or 8.5% to $28.6 million in the six month period ended June 30, 2019 compared to $31.3 million in the same period in 2018. As noted below, this revenue decrease was driven primarily by substantially lower selling prices of both ferrous and non-ferrous commodities.

Ferrous revenue decreased $1.4 million or 9.5% to $13.6 million in the six month period ended June 30, 2019 compared to $15.0 million in the same period in 2018. For the six months ended June 30, 2019 compared to six months ended June 30, 2018, the average selling price ("ASP") of ferrous material decreased $38 per gross ton, or 9.8% primarily due to prevailing market prices for the underlying commodities sold. For the six months ended June 30, 2019 compared to six months ended June 30, 2018, ferrous material shipments increased 0.5 thousand tons, or 1.2%. This slight increase in shipments was primarily driven by a reduction of inventory levels from December 31, 2018 to June 30, 2019. Ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Non-ferrous revenue decreased $1.0 million or 6.4% to $14.6 million in the six month period ended June 30, 2019 compared to $15.6 million in the same period in 2018. For the six months ended June 30, 2019 compared to six months ended June 30, 2018, the ASP of non-ferrous material decreased $0.23 per pound, or 19.2% due to prevailing market prices for the underlying commodities sold in addition to sales mix. Non-ferrous material shipments increased by 2.2 million pounds, or 16.0%, which partially offset the ASP decrease. Non-ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Total cost of sales decreased $0.4 million or 1.3% to $28.2 million in the six month period ended June 30, 2019 compared to $28.5 million for the same period in 2018. The decrease was primarily a result of decreases in material costs of $1.2 million partially offset by increases in labor costs of $180.0 thousand and inventory processing costs of $521.7 thousand, both of which resulted from increased shipment volumes and lower inventory levels. Further, the Company recorded environmental remediation expenses of $80.0 thousand that are directly related to operations during the second quarter of 2019.

Total cost of sales as a percent of revenue increased during the six month period ended June 30, 2019 as compared to the same period in 2018. This increase was related to compressed margins due to a rapid decrease in ASPs for ferrous and non-ferrous material. This rapid decline was much faster than the decline in average buying prices for the same commodities. The decrease in ASP also resulted in an NRV inventory write-down of $175.0 thousand.

SG&A expenses increased $184.0 thousand or 10.1% to $2.0 million in the six month period ended June 30, 2019 compared to $1.8 million in the same period in 2018.  For the six month period ended June 30, 2019 compared to the same period in 2018, labor costs decreased $96.2 thousand, which were more than offset by increases in legal expenses and special committee fees of $145.6 thousand primarily related to costs associated with the special committee's ongoing strategic review and an increase in non-cash shared-based compensation of $67.0 thousand. Further, the Company recorded environmental remediation expenses of $100.0 thousand that are not directly related to operations during the second quarter of 2019.

Other income (expense) was expense of $285.0 thousand for the six month period ended June 30, 2019 compared to expense of $37.0 thousand for the six month period ended June 30, 2019. This $248.0 thousand change is a result of (i) a $201.0 thousand decrease in interest expense, which is a result of a decrease in the interest rate on the line of credit and a decrease in loan fees amortization expense, both of which were due to lower costs of our BofA borrowing facility, offset by an increased outstanding debt balance, and (ii) a $449.0 thousand decrease in insurance gain.  There was no interest expense impact from the pending discontinuation of the LIBOR index that is utilized in our borrowing facility with BofA. Although we do not expect any future material impacts from the LIBOR discontinuation, there can be no assurances that there will not be a material impact to the Company.

The income tax provision decreased $14.0 thousand in the six month period ended June 30, 2019 to a provision of $6.0 thousand in the six month period ended June 30, 2019 compared to a provision of $20.0 thousand in the same period in 2018. The effective tax rates in 2019 and 2018 were 0.3% and 2.3%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through June 30, 2019. We also have several state and franchise taxes payable based on gross receipts.

Net loss for the six month period ended June 30, 2019 was $1.9 million compared to net income of $0.8 million for the same period of 2018. These weakened operating results were primarily driven by market conditions that were less favorable during the six month period ended June 30, 2019 compared to the same period of 2018. Many of the commodities that we buy and sell experienced strong and rapid price weakening during the first half of 2019, in particular during the second quarter of 2019. ASPs for both ferrous and non-ferrous were substantially lower during the six month period ended June 30, 2019 compared to the same period of 2018. These unfavorable market conditions were primarily driven by substantially lower mill demand during the second quarter of 2019. Mills were reacting to ongoing international trade disputes, as well as higher than required inventory levels; many mills substantially lowered their buy programs or temporarily idled mills for maintenance to lower inventory levels and de-risk their exposure to the trade disputes.

Three months ended June 30, 2019 compared to three months ended June 30, 2018

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Three months ended
	June 30,
	2019	2018
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	101.4%	91.0%
Selling, general and administrative expenses	7.5%	5.4%
(Loss) income before other expenses	(8.8)%	3.6%

Total revenue decreased $2.4 million or 14.2% to $14.2 million in the second quarter of 2019 compared to $16.6 million in the same period in 2018. As noted below, this revenue decrease was driven primarily by substantially lower selling prices of both ferrous and non-ferrous commodities.

Ferrous revenue decreased $1.3 million or 16.8% to $6.7 million in the second quarter of 2019 compared to $8.0 million in the same period in 2018. For the three months ended June 30, 2019 compared to three months ended June 30, 2018, the average selling price ("ASP") of ferrous material decreased $63 per gross ton, or 16.0% primarily due to prevailing market prices for the underlying commodities sold. For the three months ended June 30, 2019 compared to three months ended June 30, 2018, ferrous material shipments remained consistent. Ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Non-ferrous revenue decreased $0.9 million or 10.7% to $7.4 million in the second quarter of 2019 compared to $8.3 million in the same period in 2018.  For the three months ended June 30, 2019 compared to three months ended June 30, 2018, the ASP of non-ferrous material decreased $0.25 per pound, or 21.5% due to prevailing market prices for the underlying commodities sold in addition to sales mix. Non-ferrous material shipments increased by 1.0 million pounds, or 13.3%, which partially offset the ASP decrease. Non-ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Total cost of sales decreased $0.7 million or 4.4% to $14.4 million in the three month period ended June 30, 2019 compared to $15.1 million for the same period in 2018. The decrease was primarily a result of decreases in material costs of $1.2 million. The decreases in material costs were offset by increases in labor costs of $66.1 thousand and inventory processing costs of $443.0 thousand, both of which resulted from increased non-ferrous shipment volumes and lower inventory levels. Further, the Company recorded environmental remediation expenses of $80.0 thousand during the second quarter of 2019.

Total cost of sales as a percent of revenue increased during the three month period ended June 30, 2019 as compared to the same period in 2018. This increase was related to compressed margins due to decreased ASPs for ferrous and non-ferrous material as well as the results of an NRV inventory write-down of $175.0 thousand and increased non-ferrous volumes.

SG&A expenses increased $171.0 thousand or 19.1% to $1.1 million in the three month period ended June 30, 2019 compared to $0.9 million in the same period in 2018. For the three month period ended June 30, 2019 compared to the same period in 2018, labor costs decreased $70.2 thousand, which were more than offset by increases in legal expenses and special committee fees of $108.3 thousand primarily related to costs associated with the special committee's ongoing strategic review, and an increase in non-cash share-based compensation of $35.1 thousand. Further, the Company recorded environmental remediation expenses of $100.0 thousand during the second quarter of 2019.

Other income (expense) was expense of $163.0 thousand for the three month period ended June 30, 2019 compared to income of $205.0 thousand for the three month period ended June 30, 2018. This $368.0 thousand change is a result of (i) a $119.0 thousand decrease in interest expense, which is a result of a decrease in the interest rate on the line of credit and a decrease in loan fees amortization expense, both of which were due to lower costs of our BofA borrowing facility, offset by an increased outstanding debt balance, and (ii) a $487.0 thousand decrease in insurance gain. There was no interest expense impact from the pending discontinuation of the LIBOR index that is utilized in our borrowing facility with BofA. Although we do not expect any future material impacts from the LIBOR discontinuation, there can be no assurances that there will not be a material impact to the Company.

The income tax provision decreased $8.0 thousand in the three month period ended June 30, 2018 to a provision of $4.0 thousand in the three month period ended June 30, 2019 compared to a provision of $12.0 thousand in the same period in 2018. The effective tax rates in 2019 and 2018 were 0.3% and 1.5%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through June 30, 2019. We also have several state and franchise taxes payable based on gross receipts.

Net loss for the second quarter of 2019 was $1.4 million compared to net income of $0.8 million for the same period of 2018.  These weakened operating results were primarily driven by market conditions that were less favorable during the three month period ended June 30, 2019 compared to the same period of 2018. Many of the commodities that we buy and sell experienced strong and rapid price weakening during the first half of 2019, in particular during the second quarter of 2019. ASPs for both ferrous and non-ferrous were substantially lower during the three month period ended June 30, 2019 compared to the same period of 2018. These unfavorable market conditions were primarily driven by substantially lower mill demand during the second quarter of 2019. Mills were reacting to ongoing international trade disputes, as well as higher than required inventory levels; many mills substantially lowered their buy programs or temporarily idled mills for maintenance to lower inventory levels and de-risk their exposure to the trade dispute.

Financial condition at June 30, 2019 compared to December 31, 2018

Cash and cash equivalents decreased $200.0 thousand to $0.8 million as of June 30, 2019 from $1.0 million as of December 31, 2018.

Net cash used in operating activities was $0.8 million for the six month period ended June 30, 2019. The net cash used in operating activities is primarily due to net loss of $1.9 million, an increase in receivables of $1.0 million, an increase in other assets of $134.0 thousand, a decrease in accounts payable of $676.0 thousand, and an increase in other current liabilities of $129.0 thousand. These cash uses in operating activities were partially offset by a decrease in inventories of $1.5 million and depreciation of $1.0 million, amortization of loan fees of $39.0 thousand, and share based compensation expense of $98.0 thousand.

Net cash used in investing activities was $189.0 thousand for the six month period ended June 30, 2019. In the six month period ended June 30, 2019, we recorded a gain from insurance proceeds of $38.0 thousand. The Company had $227.0 thousand of unfinanced capital expenditures in 2019.

Net cash from financing activities was $0.8 million for the six month period ended June 30, 2019. In the six month period ended June 30, 2019, we received net proceeds from debt of $1.6 million less capitalized loan fees in the amount of $22.0 thousand, made principal payments on debt of $189.0 thousand, made principal payments to a related party of $532.0 thousand, and made payments on finance lease obligations of $175.0 thousand. Additionally, we had checks outstanding in excess of our bank balances of $155.0 thousand at June 30, 2019.

Accounts receivable trade after allowances for doubtful accounts increased $1.0 million or 23.3% to $5.4 million as of June 30, 2019 compared to $4.4 million as of December 31, 2018. In general, the accounts receivable balance fluctuates due to the quantity and timing of shipments, commodity prices and receipt of customer payments.

Inventories consist principally of ferrous and non-ferrous scrap materials. We value inventory at the lower of cost or net realizable value. Inventory decreased $1.7 million, or 24.2%, to $5.3 million as of June 30, 2019 compared to $6.9 million as of December 31, 2018. Due to decreases in the ferrous market prices during 2019, we recorded an NRV inventory write-down of $175.0 thousand in the second quarter of 2019. This decrease was additionally driven by increased volumes during the second quarter of 2019 compared to the fourth quarter of 2018.

Inventory aging for the period ended June 30, 2019 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials and auto parts	$3,797	$560	$377	$524	$5,258

Inventory aging for the period ended December 31, 2018 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials and auto parts	$4,471	$810	$890	$763	$6,934

Inventory in the 60 days or less categories compared to total inventory increased to 82.9% as of June 30, 2019 compared to 76.2% as of December 31, 2018. Inventory greater than 60 days compared to total inventory decreased to 17.1% as of June 30, 2019 compared to 23.8% as of December 31, 2018. The changes in inventory aging are primarily related to (i) a decrease in inventory as of June 30, 2019 compared to December 31, 2018 and (ii) maintenance activity on our shredder and primary shear during the last quarter of 2018.

Accounts payable trade decreased $0.7 million or 28.3% to $1.7 million as of June 30, 2019 compared to $2.4 million as of December 31, 2018. The accounts payable balance fluctuates due to timing of purchases from and payments made to our vendors.

Working capital decreased $2.3 million to $3.1 million as of June 30, 2019 compared to $5.4 million as of December 31, 2018 as a result of the above noted items. Working capital was negatively impacted by ongoing unfavorable market conditions.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended June 30, 2019.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 4 years	More than 4 years
Obligation Description:
Long-term debt obligations	$8,702	$386	$777	$7,539	$—
Operating lease obligations (1)	8,355	553	1,106	1,119	5,577
Finance lease obligations (1)	1,198	482	493	164	59
Total	$18,255	$1,421	$2,376	$8,822	$5,636

(1)	See Note 4 – Lease Commitments and Note 6 – Related Party Transactions for detailed information related to the Company's operating and capital lease obligations.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of June 30, 2019, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

The Company is currently subject to a claim by the Environmental Protection Agency (EPA) that the Company has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) in the Chemetco superfund matter. Chemetco was a defunct reclamation services supplier that operated in Illinois at what now is a superfund site. The Company previously shipped recycled, non-hazardous metals to Chemetco. The EPA is pursuing Chemetco customers and suppliers for contribution to the site cleanup activities. After paying $10,000 as its portion of preliminary investigation and remediation costs at the site, the Company accrued $50,000 in the quarter ended June 30, 2019, as a reserve against potential environmental liabilities at the site. Due to the limited nature of the Company's involvement in these environmental proceedings and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Also, in the quarter ended June 30, 2019, the Company has accrued an additional $130,000 with respect to expenditures and other remediation measures anticipated with respect to stormwater permit compliance with Kentucky state environmental regulations.

Item 1A. Risk Factors.

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018 other than as discussed below.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

As of June 30, 2019, the Company's revolving facility is indexed to the London Interbank Offered Rate (“LIBOR”). Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 9, 2018, the Company and certain of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into the BofA Loan Agreement. On March 1, 2019, the Borrowers and BofA amended the BofA Loan Agreement (the “First Amendment”), which extended the commitment termination date to September 30, 2022 and released certain reserves previously required by BofA under the BofA Loan Agreement, among other things.

During the second quarter of 2019, the Borrowers were out of compliance with their financial covenant related to the FCCR in the BofA Loan Agreement. On August 14, 2019 (the “Amendment No. 2 Effective Date”), the Borrowers, the Guarantors (as defined in the BofA Loan Agreement) signatory thereto and BofA entered into the Waiver and Amendment No. 2 to Loan and Security Agreement (the “BofA Second Amendment”) which waived the Borrower’s breach of the FCCR covenant through July 31, 2019 and amended certain provisions of the Loan Agreement.

The BofA Second Amendment added the following financial covenants of the Borrowers which apply during the period of time beginning on the Amendment No. 2 Effective Date and ending on the date that is the five months from the Amendment No. 2 Effective Date provided that no Event of Default, as defined in the BofA Loan Agreement has occurred, and if an Event of Default has occurred, then ending on the date on which the Event of Default is waived by BofA (the “FCCR Conversion Date”):

Minimum EBITDA.  The Borrowers shall maintain a consolidated EBITDA of not less than the following amounts opposite the respective periods set forth below:

Period	Minimum EBITDA
One month ending August 31, 2019	($100,000)
Two months ending September 30, 2019	$0
Three months ending October 31, 2019	$377,000
Four months ending November 30, 2019	$617,000
Five months ending December 31, 2019 and, if the FCCR Conversion Date has not occurred, the five months ending on the last day of each month thereafter	$782,000

Capital Expenditures.  At any time before the FCCR Conversion Date, the Borrowers shall not make Capital Expenditures (as defined in the BofA Loan Agreement) in excess of $200,000 in the aggregate.

The BofA Second Amendment also amended the FCCR covenant of the Borrowers to apply only after the FCCR Conversion Date as follows:

Fixed Charge Coverage Ratio.  At all times after the FCCR Conversion Date, the Borrowers must maintain a FCCR of at least 1.0:1.0, determined as of the last day of each month, commencing  on the last day of the first month after the FCCR Conversion Date, initially for the six month period then ending and thereafter building, by month, to a trailing twelve month basis.

The foregoing description of the BofA Second Amendment does not purport to be complete and is qualified in their entirety by reference to the BofA Second Amendment, a copy of which is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	August 19, 2019	By /s/ Todd L. Phillips
Todd L. Phillips
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
2.1	*
Purchase Agreement dated as of August 16, 2019, by and among River Metals Recycling LLC, The David J. Joseph Company, Industrial Services of America, Inc., ISA Indiana, Inc., ISA Logistics LLC, ISA Real Estate, LLC, ISA Indiana Real Estate LLC, 7021 Grade Lane LLC, 7124 Grade Lane LLC, and 7200 Grade Lane LLC. (Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished as a supplement to the SEC upon request.) (Incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed on August 19, 2019) (File No. 0-20979)

10.1		Schedule Number 001 to Master Lease Agreement dated as of May 7, 2019 by and between the Company and Banc of America Leasing & Capital, LLC.
10.2		Waiver and Amendment No. 2 to Loan and Security Agreement dated as of August 14, 2019 between the Company and certain of its wholly-owned subsidiaries and Bank of America, N.A.
31.1		Rule 13a-14(a) Certification of Todd L. Phillips for the Form 10-Q for the quarter ended June 30, 2019.
32.1		Section 1350 Certification of Todd L. Phillips for the Form 10-Q for the quarter ended June 30, 2019.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Document
101.DEF		XBRL Taxonomy Extension Definitions Document
101.LAB		XBRL Taxonomy Extension Labels Document
101.PRE		XBRL Taxonomy Extension Presentation Document

*Previously filed.

