Form 10-Q
period 2019-09-30
INDUSTRIAL SERVICES OF AMERICA INC
filed 2019-11-13
CIK 4187

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares issued and outstanding of each of the issuer’s classes of common stock, as of November 12, 2019: 8,160,777.

1

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2019	December 31, 2018
	(Unaudited)
	(in thousands)

Current assets
Cash and cash equivalents	$1,112	$1,044
Income tax receivable	19	16
Accounts receivable – trade after allowance for doubtful accounts of $60.0 thousand in 2019 and 2018	4,415	4,369
Receivables and other assets from related parties (Note 6)	83	91
Inventories (Note 2)	3,990	6,934
Prepaid expenses and other current assets	158	159
Total current assets	9,777	12,613
Net property and equipment	9,276	9,786
Operating lease right-of-use assets (Note 4)	580	—
Operating lease right-of-use assets, related parties (Notes 4 and 6)	4,842	—
Other assets
Deferred income taxes	27	27
Other non-current assets	45	54
Total other assets	72	81
Total assets	$24,547	$22,480

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

CONTINUED

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30, 2019	December 31, 2018
	(Unaudited)
	(in thousands, except par value and share information)
Current liabilities
Current maturities of long-term debt (Note 3)	$4,547	$3,909
Current maturities of long-term debt, related parties (Notes 3 and 6)	—	32
Current maturities of finance lease liabilities (Note 4)	422	352
Current maturities of operating lease liabilities (Note 4)	70	—
Current maturities of operating lease liabilities, related parties (Notes 4 and 6)	164	—
Accounts payable	2,061	2,387
Payables and accrued expenses to related parties (Note 6)	—	2
Other current liabilities	757	566
Total current liabilities	8,021	7,248
Long-term liabilities
Long-term debt, net of current maturities	1,874	2,125
Long-term debt, net of current maturities, related parties (Notes 3 and 6)	1,004	1,504
Finance lease liabilities, net of current maturities (Note 4)	544	589
Operating lease liabilities, net of current maturities (Notes 4 and 6)	510	—
Operating lease liabilities, net of current maturities, related parties (Note 4)	4,678	—
Total long-term liabilities	8,610	4,218
Shareholders' equity
Common stock, $0.0033 par value: 20.0 million shares authorized in 2019 and 2018; 8,160,777 and 8,107,865 shares issued and outstanding in 2019 and 2018, respectively	27	27
Additional paid-in capital	25,288	24,133
Stock warrants outstanding	—	1,025
Retained losses	(17,355)	(14,127)
Treasury stock at cost, 30,690 shares in 2019 and 2018	(44)	(44)
Total shareholders' equity	7,916	11,014
Total liabilities and shareholders' equity	$24,547	$22,480

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(IN THOUSANDS, EXCEPT PER SHARE DATA)

(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue from product sales
Revenue from ferrous operations	$5,065	$7,738	$18,683	$22,786
Revenue from non-ferrous operations	7,738	8,806	22,347	24,413
Revenue from auto parts operations and other revenue	163	254	528	857
Total revenue from product sales	12,966	16,798	41,558	48,056
Inventory write-down	113	—	288	—
Cost of sales for product sales	13,003	16,114	40,994	44,662
Gross (loss) profit	(150)	684	276	3,394
Selling, general and administrative expenses	1,067	891	3,070	2,710
(Loss) income before other income (expense)	(1,217)	(207)	(2,794)	684
Other income (expense)
Interest expense, including loan fee amortization	(147)	(292)	(470)	(817)
Gain on the sale of assets	3	—	3	—
Gain on insurance proceeds	—	—	38	487
Other income, net	1	15	1	15
Total other expense, net	(143)	(277)	(428)	(315)
(Loss) income before income taxes	(1,360)	(484)	(3,222)	369
Income tax provision	—	(7)	6	13
Net (loss) income	$(1,360)	$(477)	$(3,228)	$356

Basic (loss) earnings per share	$(0.17)	$(0.06)	$(0.40)	$0.04
Diluted (loss) earnings per share	$(0.17)	$(0.06)	$(0.40)	$0.04

Weighted average shares outstanding:
Basic	8,156	8,108	8,124	8,100
Diluted	8,156	8,108	8,124	8,166

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of July 1, 2019	8,138,555	$27	$25,256	$—	$(15,995)	(30,690)	$(44)	$9,244
Common stock	52,912	—	—	—	—	—	—	—
Share-based compensation	—	—	32	—	—	—	—	32
Net loss	—	—	—	—	(1,360)	—	—	(1,360)
Balance as of September 30, 2019	8,191,467	$27	$25,288	$—	$(17,355)	(30,690)	$(44)	$7,916

Balance as of July 1, 2018	8,138,555	$27	$24,051	$1,025	$(12,945)	(30,690)	$(44)	$12,114
Share-based compensation	—	—	41	—	—	—	—	41
Net loss	—	—	—	—	(477)	—	—	(477)
Balance as of September 30, 2018	8,138,555	$27	$24,092	$1,025	$(13,422)	(30,690)	$(44)	$11,678

NINE MONTHS ENDED SEPTEMBER 30, 2019 and 2018

	Common Stock			Stock Warrants	Retained Losses	Treasury Stock
	Shares	Amount	Additional Paid-in Capital			Shares	Cost	Total Shareholders’ Equity
	(in thousands, except share information)
Balance as of December 31, 2018	8,138,555	$27	$24,133	$1,025	$(14,127)	(30,690)	$(44)	$11,014
Common stock	52,912	—	—	—	—	—	—	—
Stock warrants expired	—	—	1,025	(1,025)	—	—	—	—
Share-based compensation	—	—	130	—	—	—	—	130
Net loss	—	—	—	—	(3,228)	—	—	(3,228)
Balance as of September 30, 2019	8,191,467	$27	$25,288	$—	$(17,355)	(30,690)	$(44)	$7,916

Balance as of December 31, 2017	8,119,819	$27	$24,028	$1,025	$(13,778)	(30,690)	$(44)	$11,258
Common stock	18,736	—	—	—	—	—	—	—
Share-based compensation	—	—	64	—	—	—	—	64
Net income	—	—	—	—	356	—	—	356
Balance as of September 30, 2018	8,138,555	$27	$24,092	$1,025	$(13,422)	(30,690)	$(44)	$11,678

See accompanying notes to condensed consolidated financial statements.

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(UNAUDITED)

	For the nine months ended
	September 30, 2019	September 30, 2018
	(in thousands)
Cash flows from operating activities
Net (loss) income	$(3,228)	$356
Adjustments to reconcile net (loss) income to net cash from (used in) operating activities:
Inventory write-down	288	—
Depreciation and amortization	1,228	1,571
Share-based compensation expense	130	64
Gain on sale of assets	(3)	—
Gain from insurance proceeds	(38)	(487)
Amortization of loan fees included in interest expense	50	113
Change in assets and liabilities
Receivables	(46)	(2,282)
Receivables from related parties	8	44
Inventories	2,656	(669)
Income tax receivable/payable	(3)	(15)
Prepaid expenses and other assets	10	(82)
Accounts payable	(326)	622
Payables and accrued expenses to related parties	(2)	(160)
Other current liabilities	191	(145)
Net cash from (used in) operating activities	915	(1,070)
Cash flows from investing activities
Proceeds from insurance claim, net	38	487
Proceeds from sale of assets	3	—
Purchases of property and equipment	(331)	(203)
Net cash (used in) from investing activities	(290)	284
Cash flows from financing activities
Loan fees capitalized	(33)	(136)
Change in checks in excess of bank	—	(7)
Payments on related party debt	(532)	(48)
Payments on finance lease obligations	(274)	(229)
Payments on long-term debt	(285)	—
Proceeds from revolving line of credit, net	567	1,101
Net cash (used in) from financing activities	(557)	681
Net change in cash and cash equivalents	68	(105)
Cash and cash equivalents at beginning of period	1,044	841
Cash and cash equivalents at end of period	$1,112	$736

INDUSTRIAL SERVICES OF AMERICA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

CONTINUED

Supplemental disclosure of cash flow information:
Cash paid for interest	$418	$690
Cash paid for taxes	9	29
Tax refunds received	—	1
Supplemental disclosure of noncash investing and financing activities:
Equipment additions financed by debt	88	69
Equipment additions financed by finance lease obligations	299	134

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

In September 2018, the Company’s Board of Directors formed a special committee to evaluate growth and strategic options. On August 16, 2019, the special committee recommended and the board unanimously approved the Company entering into a definitive agreement (the “Purchase Agreement”) to sell substantially all of its assets (the “Transaction”) to River Metals Recycling LLC (“River Metals”), a subsidiary of The David J. Joseph Company ("DJJ"), for a purchase price of $23,300,000, less certain payoff amounts relating to taxes, encumbrances, and assumed capital leases, subject to an adjustment up or down based on the net working capital estimated at closing and finally determined following closing. The amount of $600,000 of the purchase price would be held in escrow to satisfy the potential net working capital purchase price adjustment, and the amount of $100,000 of the purchase price would be held in escrow to satisfy liabilities of the Company relating to the Chemetco Superfund site in Hartford, Illinois (see additional information below regarding the Chemetco Superfund in the Commitments and Contingencies section of this footnote). The Purchase Agreement contains negotiated representations, covenants and indemnification provisions by the parties, which are believed to be customary for transactions of this type and size. The indemnification obligations of the Company are subject to a specified deductible and indemnity cap. The Transaction is subject to satisfaction or waiver of closing conditions set forth in the Purchase Agreement, including approval by the Company’s shareholders. The closing of the Transaction is also conditioned on the receipt of the Kentucky Pollutant Discharge Elimination System permit and stormwater compliance agreed order issued by the Kentucky Energy and Environment Cabinet (the "Cabinet") on terms not materially different from those being discussed with the Cabinet as of the date of the Purchase Agreement in connection with the Company’s efforts to ensure future compliance with the stormwater permit at one of its facilities. The Company expects the Transaction to close in late fourth quarter 2019 or early first quarter 2020. The Company’s board of directors also unanimously adopted a Plan of Dissolution (the “Plan of Dissolution”), which contemplates the eventual sale of any remaining assets and a wind down of the Company’s business affairs. Following closing of the Transaction and payment of outstanding liabilities, along with other actions specified in the Plan of Dissolution, including reserving for contingent liabilities, the Company intends to distribute net proceeds from the Transaction and Plan of Dissolution to its shareholders in one or more distribution installments. The Plan of Dissolution is subject to completion of the Transaction and shareholder approval.

On August 6, 2019, the Company received a written notification from The Nasdaq Stock Market LLC ("Nasdaq"), indicating that the Company was not in compliance with the minimum closing bid price requirement set forth in Nasdaq Rules for continued listing on the Nasdaq Capital Market. On September 4, 2019, the Company received written confirmation from the Staff of Nasdaq notifying the Company that it has now met the minimum bid price requirement and has regained compliance under Nasdaq Listing Rule 5550(a)(2) following ten consecutive trading days where the Company’s common stock closed at prices above $1.00, and that Nasdaq considers the matter closed. The Company is now fully compliant with all Nasdaq listing rules.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

During the second quarter of 2019, the Company was out of compliance with its financial covenant related to the Fixed Charge Coverage Ratio (“FCCR”) set forth in the BofA Loan Agreement. On August 14, 2019, the Company entered into a second amendment to the BofA Loan Agreement, through which BofA waived the Company’s breach of the aforementioned covenant through July 31, 2019 and amended the financial covenants for future periods beginning August 1, 2019. During the third quarter of 2019, the Company was projected to be out of compliance with its financial covenant related to Minimum EBITDA for the two months ended September 30, 2019 as set forth in the BofA Loan Agreement, as amended. Effective September 30, 2019, the Company entered into a third amendment to the BofA Loan Agreement through which BofA reset the Minimum EBITDA covenant. The Company was thereby in compliance with its financial covenants as of September 30, 2019. The Company must maintain compliance with its financial covenants in order to continue to borrow under the BofA revolving facility. However, the Company does not expect to be able to deliver the compliance certificate due November 30, 2019 to BofA due to failure to meet the Minimum EBITDA covenant for the three months ended October 31, 2019. See Note 3 – Long-Term Debt and Notes Payable to Bank for discussion of loan arrangement with BofA. Although the Company expects operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing obligations, we cannot provide assurance that sufficient liquidity can be raised from one or both of these sources, nor can we provide assurance that BofA will continue to reset or waive financial covenant compliance.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. The Accounting Standards Codification ("ASC") as produced by the Financial Accounting Standards Board ("FASB") is the sole source of authoritative GAAP. In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position at September 30, 2019, and the results of operations and changes in cash flows for the quarters ended September 30, 2019 and 2018. Results of operations for the period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the entire year. Additional information, including the audited December 31, 2018 consolidated financial statements and the Summary of Significant Accounting Policies, is included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018, on file with the Securities and Exchange Commission.

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

Revenue Recognition

The Company's revenue is primarily generated from short-term contracts with customers. The Company notes there have been no credit losses recorded on any receivables or contract assets arising from contracts with customers for the three and nine month periods ended September 30, 2019 and 2018. The Company elects to use the practical expedient as it relates to significant financing components as the Company expects, at the contract inception, that the period between when the Company transfers a promised good and when the customer pays for that good will be one year or less.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

Ferrous and nonferrous revenue

Ferrous and non-ferrous contracts contain one performance obligation which consists of the shipment of a stated quantity of a stated product to be delivered within a stated time frame. Ferrous and non-ferrous revenue contracts are primarily short-term contracts, typically completed within 30 days. Ferrous and non-ferrous transaction prices are stated in the contract with no variable considerations present. As ferrous and non-ferrous contracts contain one performance obligation, the total transaction price is allocated to the shipment of materials. When multiple loads are included in one contract, the stated price per gross ton is applied to the shipment weight in order to determine the transaction price. Ferrous and non-ferrous revenue is recognized when the Company satisfies the shipment of materials per the contract. The shipment and delivery of material typically occurs on the same day. No contract assets or contract liabilities were recognized as of September 30, 2019 and 2018.

Revenue from auto parts operations and other revenue

Revenue from auto parts primarily consists of individual transactions by customers who enter the Company’s premises and purchase auto parts by cash or credit card. Related to these sales, a customer may be charged a core charge. The customer has 30 days to return the core and receive a refund of the core charge. Additionally, customers have the option to separately purchase a warranty related to certain goods purchased. Total core charges and warranty sales are immaterial, in aggregate accounting for less than 1% of revenue from auto parts operations and other revenue. Sale prices, core charges and warranties are tracked separately and recognized as revenue when the purchase is completed. No contract assets or contract liabilities were recognized as of September 30, 2019 and 2018.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

In accordance with this guidance, the following table represents our fair value hierarchy for Level 1 and Level 2 financial instruments at September 30, 2019 and December 31, 2018, in thousands:

	Fair Value at Reporting Date Using
September 30, 2019: unaudited	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$1,112	$—	$1,112
Liabilities:
Long-term debt	$—	$(6,547)	$(6,547)
Long-term debt, related parties	—	(951)	(951)

	Fair Value at Reporting Date Using
December 31, 2018:	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
Assets:	Level 1	Level 2	Total
Cash and cash equivalents	$1,044	$—	$1,044
Liabilities:
Long-term debt	$—	$(6,197)	$(6,197)
Long-term debt, related parties	—	(1,430)	(1,430)

The Company had no transfers in or out of Levels 1 or 2 fair value measurements, and no activity in Level 3 fair value measurements for the nine month periods ended September 30, 2019 or 2018.

Common Stock and Share-based Compensation Arrangements

The Company has a Long Term Incentive Plan adopted in 2009 ("LTIP") under which it could grant equity awards for up to 2.4 million shares of common stock. In accordance with the terms of the LTIP, the last date upon which the Committee could grant new awards was July 1, 2019, the ten-year anniversary of the effective date of the LTIP. The Company has compensated employees and directors by granting stock options and other share-based awards to them. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. The maximum term of the option is five years. The plan is accounted for based on FASB’s authoritative guidance titled "ASC 718 - Compensation - Stock Compensation."  The Company recognizes share-based compensation expense for the fair value of the awards, on the date granted, on a straight-line basis over their vesting term (service period). Compensation expense is recognized only for share-based payments expected to vest. The Company estimates forfeitures at the date of grant based on the Company's historical experience and future expectations.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND GENERAL, Continued

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

Commitments and Contingencies

The Company is currently subject to a claim by the Environmental Protection Agency (EPA) that the Company has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) in the Chemetco superfund matter. Chemetco was a defunct reclamation services supplier that operated in Illinois at what now is a superfund site. The Company previously shipped recycled, non-hazardous metals to Chemetco. The EPA is pursuing Chemetco customers and suppliers for contribution to the site cleanup activities. After paying $10.0 thousand as its portion of preliminary investigation and remediation costs at the site, the Company accrued $50.0 thousand in the quarter ended June 30, 2019, as a reserve against potential environmental liabilities at the site. Due to the limited nature of the Company's involvement in these environmental proceedings and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Also, in the quarter ended June 30, 2019, the Company accrued an additional $130.0 thousand with respect to expenditures and other remediation measures anticipated with respect to stormwater permit compliance with Kentucky state environmental regulations. The Company paid related expenses of $38.7 thousand in the quarter ended September 30, 2019. No additional reserves were recorded in the quarter ended September 30, 2019.

Subsequent Events

The Company has evaluated the period from September 30, 2019 through the date the financial statements herein were issued for subsequent events requiring recognition or disclosure in the financial statements and identified the following:

On October 31, 2019, the Company entered into the One Time Waiver of Right of First Refusal (the "Waiver") with 7100 Grade Lane, LLC ("7100 LLC") whereby the Company waives its right of first refusal under the All Net Lease dated October 1, 2017 to purchase the leased premises at 7100 and 7020 Grade Lane if 7100 LLC enters into a bona fide real estate sale contract with River Metals, provided that such sale occurs only in connection with the closing of the Transaction. See Note 6 – Related Party Transactions.

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

During the nine month period ended September 30, 2019, the Company evaluated the NRV of the inventory due to decreases in ferrous market prices. The Company recorded NRV inventory write-downs of $175.0 thousand and $113.0 thousand in the second quarter and third quarter of 2019, respectively. The Company did not have an NRV write-down in the nine month period ended 2018.

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

Inventories for ferrous and non-ferrous materials as of September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019
	(unaudited)	December 31, 2018
	(in thousands)
Raw materials	$2,366	$4,485
Finished goods	895	1,284
Processing costs	729	1,165
Total inventories for sale	$3,990	$6,934

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

Effective September 30, 2019, the Company entered into a third amendment to the BofA Loan Agreement through which BofA reset the Minimum EBITDA covenant. The Company was thereby in compliance with its financial covenants as of September 30, 2019. However, the Company does not expect to be able to deliver the compliance certificate due November 30, 2019 to BofA due to failure to meet the Minimum EBITDA covenant for the three months ended October 31, 2019.

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

The BofA Loan Agreement had availability of $2.5 million as of September 30, 2019.

During the second quarter of 2019, the Borrowers were out of compliance with their financial covenant related to the FCCR in the BofA Loan Agreement. On August 14, 2019 (the “Amendment No. 2 Effective Date”), the Borrowers, the Guarantors (as defined in the BofA Loan Agreement) signatory thereto and BofA entered into the Waiver and Amendment No. 2 to Loan and Security Agreement (the “BofA Second Amendment”) which waived the Borrower’s breach of the FCCR covenant through July 31, 2019 and amended certain provisions of the Loan Agreement. During the third quarter of 2019, the Company was projected to be out of compliance with its financial covenant related to Minimum EBITDA for the two months ended September 30, 2019 as set forth in the BofA Loan Agreement, as amended. Effective September 30, 2019, the Company entered into a third amendment to the BofA Loan Agreement (the "BofA Third Amendment") through which BofA reset the aforementioned covenant.

The BofA Second Amendment, as modified by the BofA Third Amendment, added the following financial covenants of the Borrowers which apply during the period of time beginning on the Amendment No. 2 Effective Date and ending on the date that is the five months from the Amendment No. 2 Effective Date provided that no Event of Default, as defined in the BofA Loan Agreement, has occurred, and if an Event of Default has occurred, then ending on the date on which the Event of Default is waived by BofA (the "FCCR Conversion Date"):

Minimum EBITDA. The Borrowers shall maintain a consolidated EBITDA of not less than the following amounts opposite the respective periods set forth below:

Period	Minimum EBITDA
One month ending August 31, 2019	$(100,000)
Two months ending September 30, 2019	$(680,000)
Three months ending October 31, 2019	$377,000
Four months ending November 30, 2019	$617,000
Five months ending December 31, 2019 and, if the FCCR Conversion Date has not occurred, the five months ending on the last day of each month thereafter	$782,000

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

Debt as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
	(unaudited)
	(in thousands)
Revolving credit facility with Bank of America, see above description for additional details	$4,213	$3,646
Bank of America term loan	2,232	2,500
K&R, LLC related party notes (See Note 6 - Related Party Transactions)	120	652
7100 Grade Lane LLC related party note (See Note 6 - Related Party Transactions)	884	884
Equipment notes, see above description for additional details	133	63
Total debt	7,582	7,745
Debt issuance costs	(157)	(175)
Total debt and debt issuance costs	7,425	7,570
Less current portion of long-term debt and debt issuance costs	4,547	3,941
Total long-term debt and debt issuance costs	$2,878	$3,629

The annual contractual maturities of long-term debt for the next five twelve-month periods and thereafter ending September 30 are as follows:

(in thousands)
2020	$387
2021	388
2022	5,764
2023	1,034
2024	9
Total	$7,582

The annual contractual maturities of long-term debt table has not been adjusted due to the Company not expecting to be able to deliver the compliance certificate due November 30, 2019 to BofA due to failure to meet the Minimum EBITDA covenant for the three months ended October 31, 2019.

The Company paid and capitalized loan fees in the amount of $32.8 thousand during the nine month period ended September 30, 2019.

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

On April 30, 2015, the Company entered into a lease agreement with LK Property Investments LLC ("LK Property") (see Note 6 - Related Party Transactions), for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The Company was required to reimburse the lessor for 40% of the property taxes on the parcel during the term. The lease terminated on April 14, 2019. The Company entered into a four month extension that terminated August 15, 2019. The monthly expense during the extension was $7.5 thousand per month. The Company paid $30.0 thousand at the time of extension for the aggregate rental due for the entire term of the extension. The Company was required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

On March 3, 2018, the Company entered into a lease agreement to lease a piece of equipment for $3.0 thousand per month. The lease is for a period of five years.

Future minimum lease payments for operating leases for the next five twelve-month periods ending September 30 of each year and thereafter, in thousands, as of September 30, 2019, are as follows:

	Related Party	Other	Total
2020	$450	$103	$553
2021	450	103	553
2022	450	103	553
2023	459	99	558
2024	468	96	564
Thereafter	5,229	208	5,437
Total future operating lease payments	7,506	712	8,218
Less: imputed interest	2,664	132	2,796
Present value of lease liabilities	4,842	580	5,422
Less: current portion of operating lease liabilities	164	70	234
Long-term operating lease liabilities	$4,678	$510	$5,188

NOTE 4 – LEASE COMMITMENTS, Continued

Other information related to operating leases is as follows:

September 30,
2019
Weighted average remaining lease term (years) *	14.1
Weighted average discount rate	6.0%

*The Company has included lease renewal options that are reasonably certain of exercise in the calculation of the weighted average remaining lease term.

Total lease expense for the three months ended September 30, 2019 and September 30, 2018 was $198.4 thousand and $161.9 thousand, respectively. Total lease expense for the nine months ended September 30, 2019 and September 30, 2018 was $592.8 thousand and $472.9 thousand, respectively.

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

Depreciation and interest expense for finance leases, in thousands, are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Depreciation expense	$86	$74	$238	$210
Interest expense	21	26	62	76

Accumulated depreciation and net book value for finance leases, in thousands, are as follows:

	September 30,
	2019	2018
Accumulated depreciation	$957	$645
Net book value	835	848

NOTE 4 – LEASE COMMITMENTS, Continued

Future minimum lease payments for finance leases for the next five twelve-month periods ending September 30 of each year, in thousands, as of September 30, 2019 are as follows:

	Total	Principal	Interest
2020	$482	$422	$60
2021	294	269	25
2022	102	87	15
2023	86	77	9
2024	75	71	4
2025	41	40	1
	$1,080	$966	$114

NOTE 5 – PER SHARE DATA

The computation for basic and diluted income (loss) per share is as follows:

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018:

	2019	2018
	(in thousands, except per share information)
Basic income (loss) per share
Net income (loss)	$(3,228)	$356
Weighted average shares outstanding	8,124	8,100
Basic income (loss) per share	$(0.40)	$0.04
Diluted income (loss) per share
Net (loss) income	$(3,228)	$356
Weighted average shares outstanding	8,124	8,100
Add dilutive effect of assumed exercising of stock options, RSUs and warrants	—	66
Diluted weighted average shares outstanding	8,124	8,166
Diluted (loss) income per share	$(0.40)	$0.04

Three months ended September 30, 2019 compared to three months ended September 30, 2018:

	2019	2018
	(in thousands, except per share information)
Basic income (loss) per share
Net loss	$(1,360)	$(477)
Weighted average shares outstanding	8,156	8,108
Basic loss per share	$(0.17)	$(0.06)
Diluted income (loss) per share
Net loss	$(1,360)	$(477)
Weighted average shares outstanding	8,156	8,108
Add dilutive effect of assumed exercising of stock options, RSUs and warrants	—	—
Diluted weighted average shares outstanding	8,156	8,108
Diluted loss per share	$(0.17)	$(0.06)

NOTE 6 – RELATED PARTY TRANSACTIONS

During the periods ended September 30, 2019 and 2018, the Company was involved in various transactions with related parties. A summary of transactions and related balances are as follows. The table at the end of this note should be used in referencing all below paragraphs.

K&R, LLC ("K&R") and 7100 Grade Lane, LLC ("7100 LLC"):

The Company is involved in various transactions with K&R and 7100 LLC, which are wholly-owned by Kletter Holdings LLC, the sole member of which was Harry Kletter, the Company's founder and former Chief Executive Officer. After Mr. Kletter's passing in January 2014, Orson Oliver assumed the roles of executor of Mr. Kletter’s estate and President of Kletter Holdings LLC. Mr. Oliver was the Company's Chairman of the Board and interim Chief Executive Officer from 2014 until his resignation on March 26, 2018. Mr. Oliver continues to be a member of the Company's Board of Directors. As of September 30, 2019, the Kletter Family Trust, K&R and the Harry Kletter Family Limited Partnership, collectively, beneficially own in excess of 20% of the Company's issued and outstanding shares.

The Company leased a portion of the Louisville, Kentucky facility from 7100 LLC (previously from K&R) under an operating lease, the "7100 Prior Lease," expiring December 2017. Effective October 1, 2017, the Company entered into a new lease agreement with 7100 LLC for the same property (the "7100 Lease") that terminates and replaces the 7100 Prior Lease. See Note 4 – Lease Commitments for additional information relating to the rent and lease agreements with K&R. On October 31, 2019, the Company entered into the One Time Waiver of Right of First Refusal (the "Waiver") with 7100 LLC whereby the Company waives its right of first refusal under the 7100 Lease to purchase the leased premises at 7100 and 7020 Grade Lane if 7100 LLC enters into a bona fide real estate sale contract with River Metals, provided that such sale occurs only in connection with the closing of the Transaction.

Between 2013 and 2017, the Company borrowed, net of repayments, an amount totaling $1.5 million from K&R and 7100 LLC.

As of September 30, 2019 and 2018, the Company had balances related to K&R and 7100 LLC pertaining to refundable lease and property deposits due to and from the Company, rents payable from the Company, notes payable due from the Company, accrued interest due from the Company, interest expense, and rent expense.

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

The Crane Note and the Handler Note were each secured by a security interest in the subject equipment and any sale proceeds the Company derives from the equipment. As of September 30, 2019, all amounts related to the Crane Note and the Handler Note were paid in full.

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

NOTE 6 – RELATED PARTY TRANSACTIONS, Continued

LK Property Investments LLC ("LK Property"):

LK Property is an entity principally owned by Daniel M. Rifkin, CEO of MetalX LLC ("MetalX"), a scrap metal recycling company headquartered in Waterloo, Indiana, and the principal owner of Recycling Capital Partners, LLC ("RCP"). On April 30, 2015, the Company entered into a lease agreement with LK Property, for a portion of the 4.4 acre parcel of real estate located at 6709 Grade Lane, Louisville, Kentucky in the amount of $3.0 thousand per month. The Company was required to reimburse the lessor for 40% of the property taxes on the parcel during the term. The lease terminated on April 14, 2019. The Company entered into a four month extension that terminated August 15, 2019. The monthly expense during the extension was $7.5 thousand per month. The Company paid $30.0 thousand at the time of extension for the aggregate rental due for the entire term of the extension. The Company was required to reimburse the lessor for 40% of the property taxes on the parcel during the term.

MetalX:

During 2019, the Company received revenue from MetalX related to scrap sales. For additional information regarding MetalX, see Note 9 – Financing and Related Matters.

Related party balances, as of the date set forth in the footnotes, are as follows, in thousands:

		2019	2018
K&R and 7100 LLC:
Deposit amounts owed to the Company by related parties	(1)	$42	$42
Prepaid expenses to related parties	(1)	38	43
Operating lease right-of-use asset	(4)	4,842	—
Notes payable to related parties	(3)	1,004	1,536
Operating lease liability	(5)	4,842	—
Facility rent expense to related parties	(6)	338	338
Interest expense to related parties	(6)	54	56

LK Property:
Lease deposit to LK Property	(1)	$3	$3
Prepaid expenses to related parties	(1)	—	3
Accounts payable to LK Property	(2)	—	2
Rent expense to LK Property*	(6)	41	27

MetalX:
Revenue from product sales to MetalX	(6)	49	—

*Excludes amounts reimbursed to LK Property for utilities and property tax.

(1) Included in receivable and other assets from related parties on the Condensed Consolidated Balance Sheets; balances are as of September 30, 2019 and December 31, 2018.

(2) Included in payable and accrued expenses to related parties on the Condensed Consolidated Balance Sheets; balances are as of September 30, 2019 and December 31, 2018.

(3) Included in current maturities of long-term debt, related parties and long-term debt, related parties on the Condensed Consolidated Balance Sheets; balance is as of September 30, 2019 and December 31, 2018.

(4) Included in operating lease right-of-use assets, related parties on the Condensed Consolidated Balance Sheets; balances are as of September 30, 2019 and December 31, 2018.

(5) Included in current maturities of operating lease liabilities and operating lease liabilities, related parties on the Condensed Consolidated Balance Sheets; balances are as of September 30, 2019 and December 31, 2018.

(6) Included in the Condensed Consolidated Statements of Operations; amounts are for the nine months ended September 30, 2019 and September 30, 2018.

NOTE 7 – SHARE-BASED COMPENSATION AND OTHER COMPENSATION AGREEMENTS

Following is a summary of stock option activity and number of shares reserved for outstanding options:

Options	Number of shares (in thousands)	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	382	$4.70	1.41 years	$2.57
Issued	31	2.46	4.24 years	1.61
Outstanding at December 31, 2018	413	$4.53	0.70 years	$2.49
Issued	62	1.27	4.46 years	0.80
Expired	(322)	4.57	— years	2.51
Outstanding at September 30, 2019	153	$3.13	2.53 years	$1.77
Exercisable at September 30, 2019	70	$4.97	0.55 years	$2.66

In accordance with the terms of the LTIP, the last date upon which the Committee could grant new awards was July 1, 2019, the ten-year anniversary of the effective date of the LTIP.

Option Grants:

On March 28, 2018, the Company awarded options to purchase 31.0 thousand shares of the Company's common stock to its Chief Executive Officer in connection with the executive's employment agreement. These options are scheduled to vest over a three year period, with 1/3 vesting on the first anniversary of the grant date and 1/3 every twelve months thereafter until the three year anniversary of the grant date. The exercise price per share of the options is $2.46, the fair value of the underlying common stock as of the grant date. The options expire March 26, 2023.

On March 15, 2019, the Company awarded options to purchase 62.1 thousand shares of the Company's common stock to its Chief Executive Officer in connection with the executive's employment agreement. These options are scheduled to vest over a three year period, with 1/3 vesting on the first anniversary of the grant date and 1/3 every twelve months thereafter until the three year anniversary of the grant date. The exercise price per share of the options is $1.27, the fair value of the underlying common stock as of the grant date. The options expire March 15, 2024.

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

Restricted Stock Unit Grants ("RSUs"):

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

On March 28, 2018, the Company granted 40.6 thousand RSUs to the CEO under the LTIP pursuant to an RSU agreement in connection with the executive's employment agreement. The grant date fair value is based on the Company's closing common stock price on the date one day prior to grant. The grant date fair value was $100.0 thousand and was recognized as expense beginning in the second quarter of 2018. Each RSU vests on March 26, 2021 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP.

On July 9, 2018, the Compensation Committee of the Board of Directors of the Company granted each of the four non-employee directors 13.2 thousand RSUs in accordance with an RSU Grant Agreement pursuant to the Company's 2009 LTIP, as amended. The grants followed the election of the non-employee directors at the annual meeting of shareholders of the Company on July 9, 2018. The grant date fair value is based on the Company's closing common stock price on the date one day prior to grant. The grant date fair value was $100.0 thousand and was recognized as expense beginning in the first quarter of 2018. Each RSU vested on July 9, 2019 and represented the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP.

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

On March 15, 2019, the Company granted 78.7 thousand RSUs to the CEO under the LTIP pursuant to an RSU agreement in connection with the executive's employment agreement. The grant date fair value is based on the Company's closing common stock price on the date one day prior to grant. The grant date fair value was $100.0 thousand and will be recognized as expense beginning in the second quarter of 2019. Each RSU vests on March 15, 2022 and represents the right to receive one share of the Company's common stock upon the vesting of the RSU, subject to the terms and conditions set forth in the RSU agreement and the LTIP.

Following is a summary of RSU activity:

Restricted Stock Units	Number of units (in thousands)	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	23	0.35 years	$2.37
Granted	112	1.43 years	2.19
Vested	(23)	— years	2.37
Outstanding at December 31, 2018	112	1.43 years	$2.19
Granted	109	2.46 years	1.27
Vested	(53)	—	1.89
Outstanding at September 30, 2019	168	2.12 years	$1.69

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

Other:

As of September 30, 2019 and December 31, 2018, the Company had unrecognized share-based compensation cost related to non-vested stock options in the amount of $66.7 thousand and $37.5 thousand, respectively. As of September 30, 2019 and December 31, 2018, the Company had unrecognized share-based compensation cost related to non-vested RSU awards in the amount of $187.2 thousand and $158.2 thousand, respectively.

Share-based compensation charged to operations relating to stock options and RSU awards was $31.9 thousand and $41.2 thousand for the three months ended September 30, 2019 and September 30, 2018, respectively. Share-based compensation charged to operations relating to stock options and RSU awards was $130.0 thousand and $64.0 thousand for the nine months ended September 30, 2019 and September 30, 2018, respectively.

NOTE 8 – LEGAL PROCEEDINGS

The Company has litigation from time to time, including employment-related claims, none of which the Company currently believes to be material.

The Company's operations are subject to various environmental statutes and regulations, including laws and regulations addressing materials used in the processing of the Company's products. In addition, certain of the Company's operations are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the air and water and establish standards for the treatment, storage and disposal of solid and hazardous wastes. Failure to maintain or achieve compliance with these laws and regulations or with the permits required for the Company's operations could result in substantial operating costs and capital expenditures, in addition to fines and civil or criminal sanctions, third party claims for property damage or personal injury, cleanup costs or temporary or permanent discontinuance of operations. Certain of the Company's facilities have been in operation for many years and, over time, the Company and other predecessor operators of these facilities have generated, used, handled and disposed of hazardous and other regulated wastes. Environmental liabilities in material amounts could exist, including cleanup obligations at these facilities or at off-site locations where the Company disposed of materials from its operations, which could result in future expenditures that the Company cannot currently estimate and which could reduce its profits. The Company records liabilities for remediation and restoration costs related to past activities when its obligation is probable and the costs can be reasonably estimated. See Note 1 – Summary of Significant Accounting Policies and General for additional discussion. Costs of future expenditures for environmental remediation are not discounted to their present value. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Costs of ongoing compliance activities related to current operations are expensed as incurred. Such compliance has not historically constituted a material expense to the Company.

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

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis contains certain financial predictions, forecasts and projections which constitute “forward-looking statements” within the meaning of the federal securities laws. Actual results could differ materially from those financial predictions, forecasts and projections and there can be no assurance that we will achieve such financial predictions, forecasts and projections. Factors that could affect financial predictions, forecasts and projections include availability of liquidity, fluctuations in commodity prices and any conditions internal to our major customers, including loss of their accounts and other factors as listed in our Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission and Part II Item 1A "Risk Factors" of the current filing.

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

In September 2018, our Board of Directors formed a special committee to evaluate growth and strategic options. On August 16, 2019, the special committee recommended, and the board unanimously approved, the Company entering into a definitive agreement (the “Purchase Agreement”) to sell substantially all of its assets (the “Transaction”) to River Metals Recycling LLC (“River Metals”), a subsidiary of The David J. Joseph Company, for a purchase price of $23,300,000, less certain payoff amounts relating to taxes, encumbrances, and assumed capital leases, subject to an adjustment up or down based on the net working capital estimated at closing and finally determined following closing. The amount of $600,000 of the purchase price would be held in escrow to satisfy the potential net working capital purchase price adjustment, and the amount of $100,000 of the purchase price would be held in escrow to satisfy liabilities of the Company relating to the Chemetco Superfund site in Hartford, Illinois. The Purchase Agreement contains negotiated representations, covenants and indemnification provisions by the parties, which are believed to be customary for transactions of this type and size. The indemnification obligations of the Company are subject to a specified deductible and indemnity cap. The Transaction is subject to satisfaction or waiver of closing conditions set forth in the Purchase Agreement, including approval by our shareholders. The closing of the Transaction is also conditioned on the receipt of the Kentucky Pollutant Discharge Elimination System permit and stormwater compliance agreed order issued by the Kentucky Energy and Environment Cabinet (the "Cabinet") on terms not materially different from those being discussed with the Cabinet as of the date of the Purchase Agreement in connection with the Company’s efforts to ensure future compliance with the stormwater permit at one of its facilities. We expect the Transaction to close in late fourth quarter 2019 or early first quarter 2020. Our board of directors also unanimously adopted a Plan of Dissolution (the “Plan of Dissolution”), which contemplates the eventual sale of any remaining assets and a wind down of the Company’s business affairs. Following closing of the Transaction and payment of outstanding liabilities, along with other actions specified in the Plan of Dissolution, including reserving for contingent liabilities, we intend to distribute net proceeds from the Transaction and Plan of Dissolution to our shareholders in one or more distribution installments. The Plan of Dissolution is subject to completion of the Transaction and shareholder approval.

On August 6, 2019, the Company received a written notification from The Nasdaq Stock Market LLC ("Nasdaq"), indicating that the Company was not in compliance with the minimum closing bid price requirement set forth in Nasdaq Rules for continued listing on the Nasdaq Capital Market. On September 4, 2019, the Company received written confirmation from the Staff of Nasdaq notifying the Company that it has now met the minimum bid price requirement and has regained compliance under Nasdaq Listing Rule 5550(a)(2) following ten consecutive trading days where the Company’s common stock closed at prices above $1.00, and that Nasdaq considers the matter closed. The Company is now fully compliant with all Nasdaq listing rules.

Liquidity and Capital Resources

Cash flows generated from operations and our revolving credit facility are significant sources of ongoing liquidity. We actively manage our working capital and associated cash requirements and continually seek more effective use of cash. As of September 30, 2019, we held cash and cash equivalents of $1.1 million. We drew a net $0.6 million on our revolving credit facility during the nine month period ended September 30, 2019.

During the second quarter of 2019, the Company was out of compliance with its financial covenant related to the Fixed Charge Coverage Ratio (“FCCR”) set forth in the BofA Loan Agreement. On August 14, 2019, the Company entered into a second amendment to the BofA Loan Agreement, through which BofA waived the Company’s breach of the aforementioned covenant through July 31, 2019 and amended the financial covenants for future periods beginning August 1, 2019. During the third quarter of 2019, the Company was projected to be out of compliance with its financial covenant related to Minimum EBITDA for the two months ended September 30, 2019 as set forth in the BofA Loan Agreement, as amended. Effective September 30, 2019, the Company entered into a third amendment to the BofA Loan Agreement through which BofA reset the aforementioned covenant. The Company was thereby in compliance with its financial covenants as of September 30, 2019. The Company must maintain compliance with its financial covenants in order to continue to borrow under the BofA revolving facility. However, the Company does not expect to be able to deliver the compliance certificate due November 30, 2019 to BofA due to failure to meet the Minimum EBITDA covenant for the three months ended October 31, 2019. See  Note 3 – Long-Term Debt and Notes Payable to Bank in the accompanying Notes to Consolidated Financial Statements for discussion of loan arrangement with BofA. Although the Company expects operating cash flow and borrowings under our working capital line of credit to be sufficient to meet our ongoing obligations, we cannot provide assurance that sufficient liquidity can be raised from one or both of these sources, nor can we provide assurance that BofA will continue to reset or waive financial covenant compliance.

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

Results of Operations

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Nine months ended
	September 30
	2019	2018
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	99.3%	92.9%
Selling, general and administrative expenses	7.4%	5.6%
(Loss) income before other expenses	(6.7)%	1.4%

Total revenue decreased $6.5 million or 13.5% to $41.6 million in the nine month period ended September 30, 2019 compared to $48.1 million in the same period in 2018. As noted below, this revenue decrease was driven primarily by substantially lower selling prices of both ferrous and non-ferrous commodities.

Ferrous revenue decreased $4.1 million or 18.0% to $18.7 million in the nine month period ended September 30, 2019 compared to $22.8 million in the same period in 2018. For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, the average selling price ("ASP") of ferrous material decreased $59 per gross ton, or 15.4% primarily due to steady and rapid market price decreases for the underlying commodities sold. These weak market conditions are primarily a result of lower overall finished steel demand and the effects of tariffs and other regulatory measures. For the nine months ended September 30, 2019 compared to nine months ended September 30, 2018, ferrous material shipments decreased 0.5 thousand tons, or 0.8%. This slight decrease in shipments was primarily due to a decrease in ferrous material purchased as market prices rapidly decreased, largely offset by shipments related to destocking activities by the Company. Ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Non-ferrous revenue decreased $2.1 million or 8.5% to $22.3 million in the nine month period ended September 30, 2019 compared to $24.4 million in the same period in 2018. For the nine months ended September 30, 2019 compared to nine months ended September 30, 2018, the ASP of non-ferrous material decreased $0.19 per pound, or 16.3% due to a steady decline in market prices for the underlying commodities sold in addition to sales mix. Non-ferrous prices declined due to weak global demand, the impact of Chinese import restrictions and other regulatory measures. Non-ferrous material shipments increased by 2.0 million pounds, or 9.2%, which partially offset the ASP decrease due to shipments associated with destocking activities by the Company. Non-ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Total cost of sales decreased $3.4 million or 7.6% to $41.3 million in the nine month period ended September 30, 2019 compared to $44.7 million for the same period in 2018. The decrease was primarily a result of decreases in material costs of $3.6 million partially offset by increases in labor costs of $146.3 thousand and inventory processing costs of $483.4 thousand, both of which resulted from increased shipment volumes and lower inventory levels, respectively. Further, the Company recorded environmental remediation expenses of $80.0 thousand in cost of sales during the second quarter of 2019.

Total cost of sales as a percent of revenue increased during the nine month period ended September 30, 2019 as compared to the same period in 2018. This increase was related to compressed margins due to a rapid decrease in ASPs for ferrous and non-ferrous material. This rapid decline was much faster than the decline in average buying prices for the same commodities. The decrease in ASP also resulted in an NRV inventory write-down of $288.0 thousand for the nine months ended September 30, 2019 in addition to compressed sales margins.

SG&A expenses increased $360.0 thousand or 13.3% to $3.1 million in the nine month period ended September 30, 2019 compared to $2.7 million in the same period in 2018.  For the nine month period ended September 30, 2019 compared to the same period in 2018, labor costs decreased $97.1 thousand, which were more than offset by costs of $340.6 thousand associated with the negotiation and execution of the Purchase Agreement, an increase in non-cash shared-based compensation of $66.0 thousand and environmental remediation expenses of $100.0 thousand charged to SG&A during the period.

Other income (expense) was expense of $428.0 thousand for the nine month period ended September 30, 2019 compared to expense of $315.0 thousand for the nine month period ended September 30, 2018. This $113.0 thousand change is a result of (i) a $347.0 thousand decrease in interest expense, which is a result of a decrease in the interest rate on the line of credit and a decrease in loan fees amortization expense, both of which were due to lower costs of our BofA borrowing facility, offset by an increased outstanding debt balance, and (ii) a $449.0 thousand decrease in insurance gain.  There was no interest expense impact from the pending discontinuation of the LIBOR index that is utilized in our borrowing facility with BofA. Although we do not expect any future material impacts from the LIBOR discontinuation, there can be no assurances that there will not be a material impact to the Company.

The income tax provision decreased $7.0 thousand in the nine month period ended September 30, 2019 to a provision of $6.0 thousand in the nine month period ended September 30, 2019 compared to a provision of $13.0 thousand in the same period in 2018. The effective tax rates in 2019 and 2018 were 0.2% and 3.5%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through September 30, 2019. We also have several state and franchise taxes payable based on gross receipts.

Net loss for the nine month period ended September 30, 2019 was $3.2 million compared to net income of $0.4 million for the same period of 2018. These weakened operating results were primarily driven by market conditions that were less favorable during the nine month period ended September 30, 2019 compared to the same period of 2018. Many of the commodities that we buy and sell experienced steady and rapid price weakening during the nine months of 2019, in particular during the second and third quarters of 2019. ASPs for both ferrous and non-ferrous were substantially lower during the nine month period ended September 30, 2019 compared to the same period of 2018. These unfavorable market conditions were primarily driven by substantially lower demand, including mill demand, during the second and third quarters of 2019. Mills were reacting to ongoing international trade disputes, as well as higher than required inventory levels; many mills substantially lowered their buy programs or temporarily idled mills for maintenance to lower inventory levels and de-risk their exposure to the trade disputes.

Three months ended September 30, 2019 compared to three months ended September 30, 2018

The following table presents, for the periods indicated, the percentage relationship that certain captioned items in our Condensed Consolidated Statements of Operations bear to total revenue:

	Three months ended
	September 30,
	2019	2018
Statements of Operations Data:
Total revenue	100.0%	100.0%
Total cost of sales	101.2%	95.9%
Selling, general and administrative expenses	8.2%	5.3%
(Loss) income before other expenses	(9.4)%	(1.2)%

Total revenue decreased $3.8 million or 22.8% to $13.0 million in the third quarter of 2019 compared to $16.8 million in the same period in 2018. As noted below, this revenue decrease was driven primarily by substantially lower selling prices of both ferrous and non-ferrous commodities.

Ferrous revenue decreased $2.7 million or 34.5% to $5.1 million in the third quarter of 2019 compared to $7.7 million in the same period in 2018. For the three months ended September 30, 2019 compared to three months ended September 30, 2018, the average selling price ("ASP") of ferrous material decreased $115 per gross ton, or 30.9% primarily due to steady and rapid market price decreases for the underlying commodities sold. These weak market conditions are primarily a result of overall lower finished steel demand and the effects of tariffs and other regulatory measures. For the three months ended September 30, 2019 compared to three months ended September 30, 2018, ferrous material shipments decreased 1.0 thousand tons, or 4.7% due to a decrease in ferrous material purchased as market prices rapidly decreased largely offset by shipments related to destocking activities by the Company. Ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Non-ferrous revenue decreased $1.1 million or 12.1% to $7.7 million in the third quarter of 2019 compared to $8.8 million in the same period in 2018.  For the three months ended September 30, 2019 compared to three months ended September 30, 2018, the ASP of non-ferrous material decreased $0.12 per pound, or 11.0% due to a steady decline in market prices for the underlying commodities sold. Non-ferrous prices declined due to weak global demand, the impact of Chinese import restrictions and other regulatory measures. Non-ferrous material shipments decreased by 0.2 million pounds, or 1.8%, due to prevailing market prices for the underlying commodities sold. Non-ferrous revenue includes non-commodity revenue such as service fees, transportation and returns and allowances; the ASP calculation excludes these non-commodity revenues.

Total cost of sales decreased $3.0 million or 18.6% to $13.1 million in the three month period ended September 30, 2019 compared to $16.1 million for the same period in 2018. The decrease was primarily a result of decreases in material costs of $1.2 million related to the decrease in revenue, depreciation of $259.2 thousand and repairs and maintenance expense of $154.1 thousand.

Total cost of sales as a percent of revenue increased during the three month period ended September 30, 2019 as compared to the same period in 2018. This increase was related to compressed margins due to decreased ASPs for ferrous and non-ferrous material as well as the results of an NRV inventory write-down of $113.0 thousand and increased non-ferrous volumes.

SG&A expenses increased $176.0 thousand or 19.8% to $1.1 million in the three month period ended September 30, 2019 compared to $0.9 million in the same period in 2018. For the three month period ended September 30, 2019 compared to the same period in 2018. The increase was primarily related to costs of $195.0 thousand associated with the negotiation and execution of the Purchase Agreement.

Other income (expense) was expense of $143.0 thousand for the three month period ended September 30, 2019 compared to expense of $277.0 thousand for the three month period ended September 30, 2018. This $134.0 thousand change is a result of a $145.0 thousand decrease in interest expense, which is a result of a decrease in the interest rate on the line of credit and a decrease in loan fees amortization expense, both of which were due to lower costs of our BofA borrowing facility, offset by an increased outstanding debt balance. There was no interest expense impact from the pending discontinuation of the LIBOR index that is utilized in our borrowing facility with BofA. Although we do not expect any future material impacts from the LIBOR discontinuation, there can be no assurances that there will not be a material impact to the Company.

The income tax provision increased $7.0 thousand in the three month period ended September 30, 2018 to no provision for the three month period ended September 30, 2019 compared to a provision of $7.0 thousand in the same period in 2018. The effective tax rates in 2019 and 2018 were 0.0% and 1.4%, respectively, based on federal and state statutory rates. Due to recurring operating losses being incurred, at December 31, 2013, we recorded nearly a full valuation allowance, which is continuing through September 30, 2019. We also have several state and franchise taxes payable based on gross receipts.

Net loss for the third quarter of 2019 was $1.4 million compared to net loss of $0.5 million for the same period of 2018.  These weakened operating results were primarily driven by market conditions that were less favorable during the three month period ended September 30, 2019 compared to the same period of 2018. Many of the commodities that we buy and sell experienced steady and rapid price weakening during the first half of 2019, an continued to weaken into the third quarter of 2019. ASPs for both ferrous and non-ferrous were substantially lower during the three month period ended September 30, 2019 compared to the same period of 2018. These unfavorable market conditions were primarily driven by substantially lower demand, including mill demand, during the second quarter of 2019. Mills were reacting to ongoing international trade disputes, as well as higher than required inventory levels; many mills substantially lowered their buy programs or temporarily idled mills for maintenance to lower inventory levels and de-risk their exposure to the trade disputes.

Financial condition at September 30, 2019 compared to December 31, 2018

Cash and cash equivalents increased $68.0 thousand to $1.1 million as of September 30, 2019 from $1.0 million as of December 31, 2018.

Net cash from operating activities was $0.9 million for the nine month period ended September 30, 2019. The net cash from operating activities is primarily due to a decrease in inventories of $2.7 million, an increase in other current liabilities of $191.0 thousand, depreciation of $1.2 million, amortization of loan fees of $50.0 thousand, and share based compensation expense of $130.0 thousand. The net cash from operating activities was partially offset by a net loss of $3.2 million and a decrease in accounts payable of $326.0 thousand.

Net cash used in investing activities was $290.0 thousand for the nine month period ended September 30, 2019. In the nine month period ended September 30, 2019, the Company had $331.0 thousand of unfinanced capital expenditures in 2019 offset partially by a gain from insurance proceeds of $38.0 thousand

Net cash used in financing activities was $0.6 million for the nine month period ended September 30, 2019. In the nine month period ended September 30, 2019, we received net proceeds from the line of credit of $0.6 million less capitalized loan fees in the amount of $33.0 thousand which was offset by principal payments on debt of $285.0 thousand, principal payments to a related party of $532.0 thousand, and payments on finance lease obligations of $274.0 thousand.

Accounts receivable trade after allowances for doubtful accounts increased $46.0 thousand or 1.1% to $4.4 million as of September 30, 2019 compared to $4.4 million as of December 31, 2018. In general, the accounts receivable balance fluctuates due to the quantity and timing of shipments, commodity prices and receipt of customer payments.

Inventories consist principally of ferrous and non-ferrous scrap materials. We value inventory at the lower of cost or net realizable value. Inventory decreased $2.9 million, or 42.5%, to $4.0 million as of September 30, 2019 compared to $6.9 million as of December 31, 2018. Due to decreases in the ferrous market prices during 2019, we recorded an NRV inventory write-down of $288.0 thousand in nine months ended September 30, 2019. The inventory decrease largely relates to lower volumes which are a result of lower market prices and lower per unit buy prices.

Inventory aging for the period ended September 30, 2019 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials and auto parts	$2,940	$453	$63	$534	$3,990

Inventory aging for the year ended December 31, 2018 (Days Outstanding):

	(in thousands, except days information)
Description	1 - 30	31 - 60	61 - 90	Over 90	Total
Ferrous and non-ferrous materials and auto parts	$4,471	$810	$890	$763	$6,934

Inventory in the 60 days or less categories compared to total inventory increased to 85.0% as of September 30, 2019 compared to 76.2% as of December 31, 2018. Inventory greater than 60 days compared to total inventory decreased to 15.0% as of September 30, 2019 compared to 23.8% as of December 31, 2018. The changes in inventory aging are primarily related to (i) a decrease in inventory as of September 30, 2019 compared to December 31, 2018 and (ii) maintenance activity on our shredder and primary shear during the last quarter of 2018.

Accounts payable trade decreased $0.3 million or 13.7% to $2.1 million as of September 30, 2019 compared to $2.4 million as of December 31, 2018. The accounts payable balance fluctuates due to timing of purchases from and payments made to our vendors.

Working capital decreased $3.6 million to $1.8 million as of September 30, 2019 compared to $5.4 million as of December 31, 2018 as a result of the above noted items as well as operating losses incurred during the period.

Contractual Obligations

The following table provides information with respect to our known contractual obligations for the quarter ended September 30, 2019.

	Payments due by period (in thousands)
	Total	Less than 1 year	1 - 2 years	3 - 4 years	More than 4 years
Obligation Description:
Long-term debt obligations	$7,582	$387	$6,152	$1,043	$—
Operating lease obligations (1)	8,218	553	1,106	1,122	5,437
Finance lease obligations (1)	1,080	482	396	161	41
Total	$16,880	$1,422	$7,654	$2,326	$5,478

(1)	See Note 4 – Lease Commitments and Note 6 – Related Party Transactions for detailed information related to the Company's operating and capital lease obligations.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Disclosure controls and procedures.

ISA’s management, including ISA’s principal executive officer and principal financial officer, have evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934. Based upon this evaluation, our principal executive officer and principal financial and accounting officer concluded that, as of September 30, 2019, ISA’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that ISA files under the Exchange Act with the Securities and Exchange Commission (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to ISA’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding the required disclosure.

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

The Company is currently subject to a claim by the Environmental Protection Agency (“EPA”) that the Company has been identified as a “potentially responsible party” (“PRP”) under the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) in the Chemetco superfund matter. Chemetco was a defunct reclamation services supplier that operated in Illinois at what now is a superfund site. The Company previously shipped recycled, non-hazardous metals to Chemetco. The EPA is pursuing Chemetco customers and suppliers for contribution to the site cleanup activities. After paying $10,000 as its portion of preliminary investigation and remediation costs at the site, the Company accrued $50,000 in the quarter ended June 30, 2019, as a reserve against potential environmental liabilities at the site. Due to the limited nature of the Company's involvement in these environmental proceedings and the involvement of many other parties with substantial financial resources in the proceedings, the Company does not anticipate, based on currently available information, that potential environmental liabilities arising from these proceedings are likely to exceed the amount of the Company's reserve by an amount that would have a material effect on the Company's financial condition, results of operations or cash flows. Also, in the quarter ended June 30, 2019, the Company accrued an additional $130,000 with respect to expenditures and other remediation measures anticipated with respect to stormwater permit compliance with Kentucky state environmental regulations. The Company paid related expenses of $38.7 thousand in the quarter ended September 30, 2019. No additional reserves were recorded in the quarter ended September 30, 2019.

Item 1A. Risk Factors.

There have been no material changes in our risk factors as previously disclosed in Part 1, “Item 1A. Risk Factors” of our Annual Report on Form 10-K, for the fiscal year ended December 31, 2018 other than as discussed below.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

As of September 30, 2019, the Company's revolving facility is indexed to the London Interbank Offered Rate (“LIBOR”). Central banks around the world, including the Federal Reserve, have commissioned working groups of market participants and official sector representatives with the goal of finding suitable replacements for LIBOR based on observable market transactions. It is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it has commitments from panel banks to continue to contribute to LIBOR through the end of 2021, but that it will not use its powers to compel contributions beyond such date. Accordingly, there is considerable uncertainty regarding the publication of such rates beyond 2021. The Federal Reserve Bank of New York and various other authorities have commenced the publication of reforms and actions relating to alternatives to U.S. dollar LIBOR. Although the full impact of such reforms and actions, together with any transition away from LIBOR, including the potential or actual discontinuance of LIBOR publication, remains unclear, these changes may have a material adverse impact on the availability of financing, including LIBOR-based loans, and on our financing costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On November 9, 2018, the Company and certain of its wholly-owned subsidiaries (collectively, the "Borrowers") entered into the BofA Loan Agreement. On March 1, 2019, the Borrowers and BofA amended the BofA Loan Agreement (the "First Amendment"), which extended the commitment termination date to September 30, 2022 and released certain reserves previously required by BofA under the BofA Loan agreement, among other things.

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

During the third quarter of 2019, the Company was projected to be out of compliance with its financial covenant related to Minimum EBITDA for the two months ended September 30, 2019 as set forth in the BofA Loan Agreement, as amended. Effective September 30, 2019, the Borrowers and BofA entered into the Amendment No. 3 to Loan and Security Agreement and Consent (the “BofA Third Amendment”) on November 12, 2019 through which BofA reset the aforementioned covenant.

The BofA Second Amendment, as modified by the BofA Third Amendment, added the following financial covenants of the Borrowers which apply during the period of time beginning on the Amendment No. 2 Effective Date and ending on the date that is the five months from the Amendment No. 2 Effective Date provided that no Event of Default, as defined in the BofA Loan Agreement, has occurred, and if an Event of Default has occurred, then ending on the date on which the Event of Default is waived by BofA (the "FCCR Conversion Date"):

Minimum EBITDA. The Borrowers shall maintain a consolidated EBITDA of not less than the following amounts opposite the respective periods set forth below:

Period	Minimum EBITDA
One month ending August 31, 201	$(100,000)
Two months ending September 30, 2019	$(680,000)
Three months ending October 31, 2019	$377,000
Four months ending November 30, 2019	$617,000
Five months ending December 31, 2019 and, if the FCCR Conversion Date has not occurred, the five months ending on the last day of each month thereafter	$782,000

The foregoing description of the BofA Third Amendment does not purport to be complete and is qualified in its entirety by reference to the BofA Third Amendment, a copy of which is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and incorporated herein by reference.

Item 6. Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INDUSTRIAL SERVICES OF AMERICA, INC.
Date:	November 13, 2019	By /s/ Todd L. Phillips
Todd L. Phillips
Chief Executive Officer, President and Chief Financial Officer
(Principal Executive and Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Exhibits
2.1	*	Purchase Agreement dated as of August 16, 2019, by and among River Metals Recycling LLC, The David Joseph Company, Industrial Services of America, Inc., ISA Indiana, Inc., ISA Logistics LLC, ISA Real Estate, LLC, ISA Indiana Real Estate LLC, 7021 Grade Lane LLC, 7124 Grade Lane LLC, and 7200 Grade Lane LLC. (Schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule will be furnished as a supplement to the SEC upon request.) (Incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K as filed on August 19, 2019) (File No. 0-20979)
10.1		Amendment No. 3 to Loan and Security Agreement and Consent dated as of September 30, 2019 between the Company and certain of its wholly-owned subsidiaries and Bank of America, N.A., executed on November 12, 2019.
10.2		One Time Waiver of Right of First Refusal dated as of October 31, 2019 between the Company and 7100 Grade Lane LLC.
10.3	*	Waiver and Amendment No. 2 to Loan and Security Agreement dated as of August 14, 2019 between the Company and certain of its wholly-owned subsidiaries and Bank of America, N.A. (Incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q as filed on August 19, 2019) (File No. 0-20979)
31.1		Rule 13a-14(a) Certification of Todd L. Phillips for the Form 10-Q for the quarter ended September 30, 2019.
32.1		Section 1350 Certification of Todd L. Phillips for the Form 10-Q for the quarter ended September 30, 2019.
101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File as the XBRL tags are embedded within the Inline XBRL document.
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Document
101.DEF		XBRL Taxonomy Extension Definitions Document
101.LAB		XBRL Taxonomy Extension Labels Document
101.PRE		XBRL Taxonomy Extension Presentation Document

*Previously filed.

